Form 10QSB
period 2003-05-31
IGUANA VENTURES LTD
filed 2003-07-25
CIK 1176309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended May 31, 2003

[  ]            Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period to

                                                                Commission File Number            000-101575

IGUANA VENTURES LTD.

_____________________________________________________________________
(Exact name of small Business Issuer as specified in its charter)

Nevada                                    98-0376008
______________________                                                                                                                  ______________________
(State or other jurisdiction of                                                                  (IRS Employer Identification No.)
incorporation or organization)

Suite 1400, 1500 West Georgia St.
Vancouver, B.C., Canada                       V6G 2Z6
______________________________________                                  ____________
(Address of principal executive offices)                                                                                                                                       (Zip Code)

Issuer’s telephone number, including area code:                                                  604-760-2112
                                                                                                                          ______________________

Not Applicable
_____________________________________________________________
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
[ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,554,000 Shares of $.001 par value Common Stock outstanding as of May 31, 2003.

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine month period ended May 31, 2003 are not necessarily indicative of the results that can be expected for the year ending August 31, 2003.

IGUANA VENTURES LTD.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

IGUANA VENTURES LTD.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	MAY 31	AUGUST 31
	2003	2002
ASSETS

Current
Cash	$4,286	$44,123

LIABILITIES

Current
Accounts payable	$4,446	$1,180
Due to shareholder	3,269	3,269

	7,715	4,449

SHAREHOLDER’S EQUITY (DEFICIENCY)

Share Capital
Authorized:
100,000,000 common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share

Issued:

10,554,000 common shares at February 28, 2003 and August 31, 2002	10,554	10,554

Additional paid-in capital	43,146	43,146

Deficit Accumulated During The Exploration Stage	(57,129)	(14,026

	(3,429)	39,674

	$4,286	$44,123

IGUANA VENTURES LTD.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM	PERIOD FROM
	THREE	NINE	INCEPTION	INCEPTION
	MONTHS	MONTHS	APRIL 12	APRIL 12
	ENDED	ENDED	2002 TO	2002 TO
	MAY 31	MAY 31	MAY 31	MAY 31
	2003	2003	2002	2003
Expenses
Mineral claim payment	$-	$-	$-	$3,258
Professional fees	9,004	34,223	1,500	43,689
Office and sundry	576	1,605	-	2,907
Exploration expenditures	-	5,000	-	5,000
Transfer agent fees	-	2,275	-	2,275

Net Loss For The Period	9,580	43,103	1,500	$57,129

Deficit Accumulated During Exploration Stage, Beginning Of Period	47,549	14,026	-

Deficit Accumulated During The Exploration Stage, End Of Period	$57,129	$57,129	$1,500

Basic And Diluted Loss Per Share	$0.01	$0.01	$-

Weighted Average Number Of Shares Outstanding	10,554,000	10,554,000	-

IGUANA VENTURES LTD.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM	PERIOD FROM
	THREE	NINE	INCEPTION	INCEPTION
	MONTHS	MONTHS	APRIL 17	APRIL 17
	ENDED	ENDED	2002 TO	2002 TO
	MAY 31	MAY 31	MAY 31	MAY 31
	2003	2003	2002	2003

Cash Flows From Operating Activities

Net loss for the period	$(9,580)	$(43,103)	$(1,500)	$(57,129)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Change in accounts payable	(3,927)	3,266	-	4,446
Change in due to shareholder	-	-	-	3,269
	(13,507)	(39,837)	(1,500)	(49,414)

Cash Flows From Financing Activities
Share subscriptions	-	-	6,000	-
Issue of share capital	-	-	-	53,700
-		-	6,000	53,700

Increase (Decrease) In Cash	(13,507)	(39,837)	4,500	4,286

Cash, Beginning Of Period	17,793	44,123	-	-

Cash, End Of Period	$4,286	$4,286	$4,500	$4,286

IGUANA VENTURES LTD.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

MAY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK			DEFICIT

	NUMBER			ACCUMULATED
	OF		ADDITIONAL	DURING THE
	COMMON	PAR	PAID-IN	EXPLORATION
	SHARES	VALUE	CAPITAL	STAGE	TOTAL

Shares issued for cash at $0.001	6,000,000	$6,000	$-	$-	$6,000

Shares issued for cash at $0.01	4,500,000	4,500	40,500	-	45,000

Shares issued for cash at $0.05	54,000	54	2,646	-	2,700

Net loss for the period	-	-	-	(14,026)	(14,026)

Balance, August 31, 2002	10,554,000	10,554	43,146	(14,026)	39,674

Net loss for the period	-	-	-	(43,103)	(43,103)

Balance, May 31, 2003	10,554,000	$10,554	$43,146	$(57,129)	$(3,429)

IGUANA VENTURES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

1.  BASIS OF PRESENTATION

The unaudited consolidated financial statements as of May 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the August 31, 2002 audited consolidated financial statements and notes thereto.

2.  OPERATIONS

Organization

The Company was incorporated in the State of Nevada, U.S.A., on April 12, 2002.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining claims. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $57,129 for the period from April 12, 2002 (inception) to May 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

IGUANA VENTURES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

3.  SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)  Year End

The Company’s year end is August 31.

b)  Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary Iguana Explorations Inc.

c)  Mineral Claim Payments and Exploration Costs

The Company expenses all costs related to the acquisition, maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

d)   Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

IGUANA VENTURES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

3.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)  Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i)   monetary items at the rate prevailing at the balance sheet date;
ii)   non-monetary items at the historical exchange rate;
iii)    revenue and expense at the average rate in effect during the applicable accounting period.

f)   Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

g)  Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

4.  MINERAL CLAIM INTEREST

On June 1, 2002, the Company acquired, by staking, a 100% interest in four mineral claims located in British Columbia, Canada for cash consideration of $3,258. Since the Company has not established the commercial feasibility of the mineral claim, the staking costs have been expensed.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Forward Looking Statements

This report on Form 10-QSB contains certain forward-looking statements within the meaning of section 21(e) of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments, any statements regarding future economic conditions or performance, statements of belief, and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Overview

We were incorporated on April 12, 2002, under the laws of the State of Nevada.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own four mineral claims that we refer to as the Saucy mineral claims which cover a total area of 220 acres located in the Province of British Columbia, Canada. These claims are held in the name of our wholly owned subsidiary, Iguana Explorations, Inc.

Our objective is to conduct mineral exploration activities on the mineral claims in order to assess whether it possesses potential for commercially exploitable reserves of gold, silver or copper. Further exploration of these mineral claims is required before a final determination as to their viability can be made.

Geological Report

We engaged Mr. W.G. Timmins to prepare a geological evaluation report on the Saucy mineral claims. Mr. Timmins is a consulting geologist and registered professional engineer in the Geological Section of the Association of Professional Engineers of the Province of British Columbia, Canada.

The work completed by Mr. Timmins in preparing the geological report consisted of the review of geological data from previous exploration. The acquisition of this data involved the research and investigation of historic files to locate and retrieve data information acquired by previous exploration companies in the area of the mineral claims. The work involved in this data acquisition includes report reproduction and compilation of preexisting information.

We received the geological evaluation report on the mineral claims prepared by Mr. Timmins on September 6, 2002. This report is entitled "Report on the Saucy Mineral Claims For Iguana Exploration Inc." The geological report summarized the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gave conclusions regarding potential mineralization of the mineral claims and recommended a two stage preliminary exploration program consisting of reconnaissance geology and sampling followed by trenching, sampling, prospecting and geological mapping.

Stage one exploration work was conducted and completed by Mr. Timmins on September 26, 2002.  Mr. Timmins concluded that the results were favorable and he recommended we proceed to stage two of our exploration program. Stage two will increase the size of the target area and provide a greater, more thorough evaluation of the potential for a mineral deposit on the claim by expanding the old soil sample lines.

Any further exploration work past the stage two is dependent upon the results found during the execution of the above program.

Plan of Operations

We have completed stage one of our planned two-stage exploration program on the Saucy mineral claims. Stage one, consisting of mostly sampling and evaluation of the samples, was completed at a cost of $5,000. We now plan to undertake a second stage consisting of trenching, further sampling, prospecting and mapping of the mineral claims. We anticipate that the stage two work will commence in late Summer or early Fall of 2003.

Our business plan is to proceed with the exploration of the Saucy mineral claims to determine whether there are mineral deposits of gold, copper and silver. We estimate that stage two of the geological exploration program will cost approximately $10,000. We had $4,286 of cash on hand as of May 31, 2003. We have insufficient cash on hand to pay the costs of stage two. We will require additional financing in order to complete stage two and proceed with any additional work beyond stage two of our exploration program. Our directors have made an oral commitment to provide adequate funding to enable us to complete stage two. However, our directors are under no legal obligation to do so. No additional work aside from the Stage two exploration program is planned at this time.

Mr. Timmins, our geologist, will be engaged to oversee the second stage of the work program which will begin this summer/fall season, as weather permits. Typically, the area is accessible from April through October, with intermittent access possible as weather conditions permit. We anticipate that we will receive the results of this stage of exploration by Fall of 2003.

Additional work after the completion of stage two will take place only if recommended by the geologist. After stage two is completed, it is anticipated that no work will take place for the remaining portion of 2003. If continuing to stage three is recommended by the geologist, that stage will begin in spring/summer of 2004, assuming we can secure additional funding and weather permitting.

We anticipate that we will incur the following expenses over the next twelve months:

1.               $10,000 in connection with the completion of the second stage of our recommended geological work program.

2.               $20,000 for operating expenses, including professional legal and accounting expenses associated with being a reporting issuer under the Securities Exchange Act of 1934;

We had cash in the amount of $4,368 as of May 31, 2003. Our total expenditures over the next twelve months are anticipated to be approximately $30,000. Accordingly, we will require financing to fund our operations for the next twelve months. If we are unable to obtain additional financing, our business plan will be significantly delayed until a point in time when we would be able to secure the necessary financing. We anticipate that any financing will be an equity financing. However, there is no assurance that we will be able to secure the necessary financing.

In the next twelve months, we do not plan to make any purchases or sales of significant equipment, nor do we plan to make any significant changes in our number of employees.

Results Of Operations For Period Ending May 31, 2003

We did not earn any revenues during the period ending May 31, 2003. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

We incurred expenses in the amount of $9,580 for the three month period ended May 31, 2003. These expenses included professional fees in the amount of $9,004 and office and sundry expenditures in the amount of $576. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to our beginning of stage two of our geological exploration program and the professional fees to be incurred in complying with the reporting requirements under the Securities Exchange Act of 1934.

We incurred a loss in the amount of $9,580 for the three month period ended May 31, 2003. Our loss was attributable primarily to professional fee expenses.

Liquidity and Capital Resources

We had cash of $4,286 as of May 31, 2003, and had working capital deficit of $3,429 as of May 31, 2003. We estimate stage two of the geological exploration program will cost approximately $10,000. Our working capital is insufficient to pay for the costs of stage two. Our directors have made an oral commitment to provide adequate funding to enable us to complete stage two. However, our directors are under no legal obligation to do so.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Michael Young, and Chief Financial Officer, Vicki White. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended May 31, 2003 May 31, 2003. .

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

Exhibit Number	Description of Exhibit
99.1 and 99.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

_______________________________________________________________________________________________________________________

    (1)    Filed as an Exhibit to this Quarterly Report on Form 10-QSB _______________________________________________________________________________________________________________________

REPORTS ON FORM 8-K

None

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGUANA VENTURES LTD.

Date: July 21, 2003

                     /s/Michael Young
By:       __________________________
                     Michael Young
                     President,
                     Chief Executive Officer and
         Director

CERTIFICATIONS

I, Michael Young, Chief Executive Officer of Iguana Ventures Ltd. (the "Registrant"), certify that;

(1)           I have reviewed this quarterly report on Form10-QSB of Iguana Ventures Ltd.;

(2)           Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

(4)          The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)                    designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                    evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)                    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)          The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)                   all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)                    any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

(6)          The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                                                    /s/Michael Young
Date: July 21, 2003                                                                           ___________________________________
(Signature)

President and Chief Executive Officer

CERTIFICATIONS

I, Vicki White, Chief Financial Officer of Merrritt Ventures Corp. (the "Registrant"), certify that;

(1)            I have reviewed this quarterly report on Form10-QSB of Iguana Ventures Ltd.;

(2)           Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

(4)          The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                         evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)                         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)          The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)                        all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)                         any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

(6)           The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                                                    /s/Vicki White
Date: July 21, 2003                                                                           ___________________________________
(Signature)

Chief Financial Officer