Form 10KSB
period 2003-08-31
IGUANA VENTURES LTD
filed 2003-12-01
CIK 1176309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒  Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended August 31, 2003

☐  Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-50298

IGUANA VENTURES LTD.
(Name of small business issuer in its charter)

NEVADA	98-0376008
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1400, 1500 West Georgia St. Vancouver, B.C., Canada	V6G 2Z6
(Address of principal executive offices)	(Zip Code)

604-760-2112
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:	NONE.

Securities registered under Section 12(g) of the Exchange Act:	COMMON STOCK, PAR VALUE $0.001
PER SHARE.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year: $NIL

The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold as of July 10, 2003 was $227,700.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 28, 2003 the issuer had outstanding 10,554,000 shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

1 of 28

IGUANA VENTURES LTD.
ANNUAL REPORT ON FORM 10-KSB

2 of 28

PART I

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this annual report, the terms "we", "us", "our", and “our company” mean Iguana Ventures Ltd. unless otherwise indicated. All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

Glossary of Technical Terms

The following defined technical terms are used in our annual report:

adit	An opening driven horizontally into the side of a mountain or hill for providing access to a mineral deposit.

assay	A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.

breccia	Rock consisting of angular fragments in a matrix of finer-grained cementing material.

batholith
A large mass of igneous rock extending to great depth with its upper portion dome-like in shape. It has crystallized below surface, but may be exposed as a result of erosion of the overlying rock. Smaller masses of igneous rocks are known as bosses or plugs.

fault
A break in the Earth’s crust caused by tectonic forces which have moved the rock on one side with respect to the other; faults may extend many kilometres, or be only a few centimetres in length; similarly, the movement or displacement along the fault may vary widely.

feldspar	A group of rock-forming minerals.

fracture
A break in the rock, the opening of which affords the opportunity for entry of mineral-bearing solutions. A “cross fracture” is a minor break extending at more-or-less right angles to the direction of the principal fractures.

igneous	A type of rock which has been formed by the consolidation of magma, a molten substance from the earth’s core.

intrusive	A body of igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.

massive	Solid (without fractures) wide (thick) rock unit.

meta-volcanic	Metamorphosed volcanic rocks.

mineralization	The concentration of metals and their chemical compounds within a body of rock.

ore	A mixture of minerals and gangue from which at least one metal can be extracted at a profit.

pluton	Body of rock exposed after solidification at great depth.

quartz	A mineral whose composition is silicon dioxide. A crystalline form of silica.

3 of 28

reserve
For the purposes of this registration statement: that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves consist of:

(1) Proven (Measured) Reserves. Reserves for which: (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

(2) Probable (Indicated) Reserves. Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

shear	The deformation of rocks by lateral movement along innumerable parallel planes, generally resulting from pressure.

structural	Pertaining to geologic structure.

vein	An occurrence of ore with an irregular development in length, width and depth usually from an intrusion of igneous rock.

volcanics	Volcanically formed rocks.

ITEM 1.         DESCRIPTION OF BUSINESS.

CORPORATE ORGANIZATION

We were incorporated on April 12, 2002 under the laws of the state of Nevada.

DESCRIPTION OF BUSINESS

In General

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own four mineral claims that we refer to as the “Saucy” mineral claims. Further exploration of these mineral claims is required before a final determination as to their viability can be made. No commercially viable mineral deposit may exist on our mineral claims. Our plan of operations is to carry out exploration work on these claims in order to ascertain whether they possess deposits of gold, copper or silver. We can provide no assurance that our mineral claims contain a mineral deposit until appropriate exploratory work is done and an evaluation based on that work concludes further work programs are justified. At this time, we have no reserves on our mineral claims. See “Item 6. Management’s Discussion and Analysis or Plan of Operation – Plan of Operation”.

Acquisition of the Saucy Mineral Claims

We have obtained four mineral claims known as the Saucy mineral claims, covering a total area of 220 acres located in the Province of British Columbia, Canada. The Saucy claims are held through our wholly owned subsidiary Iguana Explorations Inc. We retained Larry R.W. Sostad, an experienced prospector, to stake these mineral claims for us, the ownership of which was transferred from Mr. Sostad to our subsidiary on July 15, 2002 in for cash consideration of $3,258.

Description of Property and Location of Saucy Mineral Claims

4 of 28

The property comprises four mineral claims with a total area of approximately 220 acres, located in British Columbia, Canada. The claims are located on the north side of Ashlu River about 29 miles from the town of Squamish about 35 miles north of Vancouver, British Columbia, Canada. The claims are accessible by a logging road. Our president, Mr. Young obtained information on the area from the British Columbia Department of Mines and Geological Consultants and Mr. Young believed the timing was opportune to obtain this property at the price paid.

The Saucy mineral claims were recorded with the Ministry of Energy and Mines, Province of British Columbia, Canada under the following names and claim numbers:

Name of Mineral Claim	Grant Number	Expiry Date

SAUCY #1	393633	June 5, 2004
SAUCY #2	393634	June 5, 2004
SAUCY #3	393635	June 5, 2004
SAUCY #4	393636	June 5, 2004

Title to the property's mineral claims is held in the name of our wholly owned subsidiary Iguana Explorations Inc. The Province of British Columbia owns the land covered by the mineral claims. To our knowledge, there are no aboriginal land claims that might affect our title to the mineral claims or to the Province’s title of the property. There is no viable way for us to determine what claims, if any, certain aboriginal groups may make. The Government of British Columbia has adopted a policy that no private property rights will be expropriated to settle aboriginal land claims.

Our mineral claims will expire on June 5, 2004. We intend to extend our claims on this expiration date. Mineral claims of this type may be extended either by completing sufficient work and filing a report on the work completed on the mineral property with the British Columbia Ministry of Energy and Mines, or by paying a filing fee in lieu of performing the exploration work. The fee amount is approximately $100 per claim, per year in the first three years, and $200 per claim, per year afterwards, up to ten years. Sufficient work has already been completed on the property to maintain the claims in good standing without paying a filing fee to the Province of British Columbia in lieu of completing exploration work.

Mr. Sostad recorded our claims to cover the main area of potential gold, copper and silver mineralization. We are the legal owner of the mineral claims and no other person or entity has any interest in the mineral claims.

Based on our completion of stages one and two, we have already conducted enough exploration to extend our mineral claims for approximately 20 more years.

Exploration History of the Mineral Claims

The area of the Saucy mineral claims first received attention in the early 1920's with the discovery of gold in quartz veins on the south side of the Ashlu River. During the early 1920's, mineralization was located on what are now the Saucy claims and limited surface and underground work reportedly resulted in the shipping of two tons of hand-sorted ore.

As far as is known, following the 1920s, no work was carried out on the property until it was acquired by Mar-Gold Resources in 1979. Between 1979 and 1981, the property was examined, partially mapped and the subject of limited magnetometer surveying, and minor exploratory drilling carried out by Pamicon Developments Ltd. The exploratory works carried out were documented in previous geological reports on the Lee and Yalakum Mineral Claims. The previous reports were carried out for Mar-Gold Resources Ltd.

Geology of the Unpatented Mineral Claims

5 of 28

We engaged Mr. W.G. Timmins to prepare a geological evaluation report on the Saucy mineral claims. Mr. Timmins is a consulting geologist and registered professional engineer in the Geological Section of the Association of Professional Engineers of the Province of British Columbia, Canada. Mr. Timmins has practiced his profession for 39 years and been a registered professional engineer since 1969.

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

We received the geological evaluation report on the mineral claims prepared by Mr. Timmins on September 6, 2002. This report is entitled "Report on the Saucy Mineral Claims For Iguana Explorations Inc." The geological report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims.

Stage one and two exploration work was conducted and substantially completed by Mr. Timmins. Mr. Timmins recommended further work be conducted. Stage two focused on increasing the size of the target area and providing a greater, more thorough evaluation of the potential for a mineral deposit on the claims by expanding the old soil sample lines.

On September 26, 2002, Mr. Timmins, our consulting geologist, completed his review of the stage one work results on our Saucy mineral claims and provided us with a letter containing his conclusions. Mr. Timmins concluded that the results were favorable and he recommended we proceed to the next stage of our exploration program. The second stage consisting of trenching, further sampling, prospecting and mapping of the mineral claims was substantially completed in November, 2003, however, we are still awaiting assay results.

Geology of the Mineral Claims

The area has been mapped by the Geological Survey of Canada. Pamicon Developments on behalf of Mar-Gold Resources carried out geological mapping of outcrop exposures in a limited area where the main showing is located and at the two old adits (tunnels). An adit is an opening driven horizontally into the side of a mountain or hill for providing access to a mineral deposit. An altimeter was used for elevation control so that the relative elevation of structures, adits, showings, and outcrops were tabulated as well as hillside contours plotted.

The claim group is underlain by plutonic rocks of Cretaceous age composed of variably textured granodiorites or fluid rocks coming up from greath depth. Granodiorites are granular rocks of light color and even texture consisting chiefly of feldspar, quartz, and white rock forming mineral constituents. The granodiorites are presumed to represent different phases of the same intrusive event, as there is no marked alteration at the intrusive contacts.

Two main rock types are predominant in the area as determined by the unit samples taken from the mineral claims. One is a finely crystalline, equigranular, hornblende granodiorite. Hornblendes are dark mineral found as a rock forming constituent. The mineral chemically is a complex ferro-magnesium aluminium silicate. There is little variation in the unit with the exception that in many areas, there are approximately 8 inch inclusions of very finely crystalline granodiorite that form approximately 80% of the rock. The other is a coarsely crystalline, hornblende and/or biotite granodiorite. The biotite is a dark colored mica. The biotite and hornblende occur in large -- approximately 4 mm -- crystal aggregates, as well as in small disseminated crystals. The unit is variable in texture throughout the map area, the notable variations being crystal size and relative amounts of biotite and hornblende. Unit 3 also contains approximately 8 inch inclusions of very

6 of 28

finely crystalline material. In one locality these fragments are relatively unaltered and were identified as andesites of volcanic origin. Andesites are the volcanic equivalent of diorite usually fine grained to glassy.

Unit 1 was encountered in a single float occurrence at the eastern edge of the map area and consists of a breccia zone with fragments of hornblendite and granodiorite in a quartz matrix. Breccias are volcanic rocks containing abundant angular fragments in a fine grained volcanic matrix. The breccia in places gives way to massive hornblendite. The orientation or direction of the structure is not known.

Regionally, the Ashlu River Valley appears to represent a structural trend at N50°W with cross structures represented by secondary drainage trending at N30°E.

As reported by Pamicon Developments, encouraging values in gold and silver were obtained at many locations on the property. This mineralization occurs both in sheared fractures and in several types of veins.

Of interest is the mineralized vein exposed in the open cut at the main showing trending northwest and dipping to the north. A vein is a fissure, fault or crack in a rock filled by minerals that have travelled upwards from some deep source.

The open cut vein is at present overgrown to a large degree, however, results of the 1979 program by Pamicon Developments, indicated that the best mineralization was to be found in a pyrite/chalcopyrite vein in the open cut. More sampling was done in 1980 in order to more fully delineate the distribution of gold and silver values in the vein and wall rock. Certain samples essentially duplicated the 1979 low results and others contained significant gold values.

Two trenches were blasted on strike extensions of the vein. Here the vein was essentially pure quartz with minor pyrite and chalcopyrite rather than pure sulphides as in the open cut. A large trench was blasted on surface adjacent to and south of No. 1 adit. This trench was approximately 46 feet long by 10 feet high on the back wall. The trench was blasted to better expose a quartz vein swarm and adjacent wall rocks.

A magnetometer survey was conducted over the limited grid area using the 65 feet grid established during the 1979 season for location control and a McPhar Fluxgate 700 portable magnetometer for the instrument. The stream gully associated with No. 1 adit and the open cut vein has a definite magnetic signature marked by a series of high-low pairs of anomalous readings. Although these anomalous features are apparently not exactly coincident with precious metal veins on surface, they are certainly physically near enough to the known showings to be considered important. A second noticeable feature is a northwest-southeast linear trend to most of the contours. This is felt to reflect the orientation of the local rock foliation or lines of separation which can readily be seen in outcrop exposures.

Recommendations of Geological Reports

The mineral properties host sulphide veins and shear zones containing significant gold and silver values. Most of the showings known to date occur in proximity to the westerly flowing creek and depression which is assumed to be underlain by a fault, shear zone or vein system which may be associated with the emplacement of mineralization.

The open cut vein is known to contain heavy sulphides with gold and silver values.

Although the No. 1 and No. 2 adits did not appear to contain meaningful amounts of precious metal values, it is not known what their targets were and further work will be required to determine more accurate geologic information in this area.

The geological report concludes that the property merits further exploration and a preliminary program consisting of reconnaissance geology and sampling followed by trenching, sampling, prospecting and geological mapping. The report breaks this program into two stages and estimates costs as follows:

7 of 28

Stage	Activity	Status	Cost
Stage 1	Reconnaissance geology and sampling	Completed September 26, 2002	$5,000
Stage 2	Trenching, sampling, prospecting, mapping	Substantially completed in November 2003 (awaiting assay results expected to arrive in late 2003)	$10,000
Total Cost			$15,000

Stage one was completed on September 26, 2002 by Mr. Timmins. Following the completion of stage one, Mr. Timmins recommended further work be conducted. The second stage was substantially completed in November, 2003, however, we are still awaiting assay results. Stage two focused on increasing the size of the target area and providing a greater, more thorough evaluation of the potential for a mineral deposit on the claim by expanding the old soil sample lines. The stage two exploration program also consisted of further geological evaluations of the showing area as well as the area of the adits. Additional exploration work to be conducted consists of trenching which entails the excavation of extensions of the vein structure in order to expose previously concealed portions of the vein. The newly exposed sections would then be geologically mapped and sampled in a systematic manner and the samples analyzed at a certified laboratory. Wall rocks, the rocks on either side of the vein, will also be examined for the presence of mineralization and networks of quartz veinlets. Any further exploration work past stage two is dependent upon the results found during the execution of the above program.

Our cash on hand as of August 31, 2003 was $1,014. We have sufficient cash on hand to pay the costs of stage two. However, we will require additional financing in order to proceed with any additional work beyond stage two of our exploration program. No additional work aside from the completion of the stage two exploration program is planned at this time.

The geological review and interpretations required in stages one and two of the exploration program have been and will continue to be comprised of reviewing the data acquired and analyzing this data to assess the potential mineralization of the mineral claims. Geological review entails the geological study of an area to determine the geological characteristics, identification of rock types and any obvious indications of mineralization. The purpose of undertaking the geological review is to determine if there is sufficient indication of mineralization to warrant additional exploration. Positive results at each stage of the exploration program would be required to justify continuing with the next stage. Such positive results would include the identification of the zones of mineralization. As mentioned, positive results have been achieved for the stage one work program and the commencement and completion of work on stage two is considered justified.

Current State of Exploration

Our mineral claims presently do not have any mineral reserves. The property that is the subject to our mineral claims is undeveloped and does not contain any open-pit or underground mines. There is no plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claims.

We have only recently commenced exploration of the mineral claim and this exploration is currently in the preliminary stages. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.

8 of 28

Geological Exploration Program

We have accepted the recommendations of the geologist’s report dated September 6, 2002 and have now completed stage one of the geological exploration program. Based on the further recommendation of our geologist, we proceeded to stage two. The second stage consisting of trenching, further sampling, prospecting and mapping of the mineral claims was substantially completed in November, 2003, however, we are still awaiting assay results. A decision on proceeding beyond the planned stage two will be made by assessing whether the results of stage two were sufficiently positive to enable us to obtain the financing we will need for us to continue through additional stages of the exploration program. This assessment will include an assessment of the market for financing of mineral exploration projects at the time of our assessment and an evaluation of our cash reserves after the completion of stage two. The decision whether or not to proceed will be based on the recommendations of our geological consultant. The decision of the consultant whether or not to recommend proceeding will be based on a myriad of factors, including his subjective judgment and will depend primarily on the results of the immediately preceding stage. It is impossible to quantify in advance what will be sufficiently positive.

We do not currently have any plans for a stage three because Stage three, if recommended by our geologist, will depend upon the results of stage two. Costs will depend on recommendations, which cannot be made until we receive the assay results for stage two.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia. The main agency that governs the exploration of minerals in the Province of British Columbia, Canada, is the Ministry of Energy and Mines.

The Ministry of Energy and Mines manages the development of British Columbia's mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to us is the Mineral Tenure Act, administered by the Mineral Titles Branch of the Ministry of Energy and Mines, and the Mines Act, as well as the Health, Safety and Reclamation Code and the Mineral Exploration Code.

The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral titles in British Columbia. The Mineral Tenure Act also governs the issuance of leases which are long term entitlements to minerals, designed as production tenures. The Mineral Tenure Act does not apply to minerals held by crown grant or by freehold tenure.

All mineral exploration activities carried out on a mineral claim or mining lease in British Columbia must be in compliance with the Mines Act. The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. It outlines the powers of the Chief Inspector of Mines, to inspect mines, the procedures for obtaining permits to commence work in, on or about a mine and other procedures to be observed at a mine. Additionally, the provisions of the Health, Safety and Reclamation Code for mines in British Columbia contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. Also, the Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of

9 of 28

timber, then either a free use permit or a license to cut must be issued by the Ministry of Forests. Items such as waste approvals may be required from the Ministry of Environment, Lands and Parks if the proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to the disposal of rock materials removed from the earth which must be reclaimed. An environmental impact statement may be required.

We have completed stage one of the work program including a review of stage one and recommendations from the geologist. The first stage consisted of reconnaissance geology and sampling; stage two included additional follow-up on this work, including trenching, sampling, prospecting and mapping of the mineral claims.

We have not budgeted for regulatory compliance costs in the proposed work program recommended by the geological report. British Columbia law requires that a holder of title to mineral claims must spend at least CDN$100 per mineral claim unit per year in order to keep the property in good standing, which we have done. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or on us in the event a potentially economic deposit is discovered.

Prior to undertaking mineral exploration activities, we must make application under the British Columbia Mines Act for a permit, if we anticipate disturbing land. A permit is issued within 45 days of a complete and satisfactory application. We do not anticipate any difficulties in obtaining a permit, if needed. Minimal disturbance to the land is part of routine exploration work and thus we do not anticipate any difficulties in obtaining a permit.

Competition

We are a mineral resource exploration and development company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Employees

We have no employees as of the date of this Annual Report other than our two officers. We conduct our business largely through agreements with consultants and arms-length third parties.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

10 of 28

Subsidiaries

We have one wholly owned British Columbia subsidiary, named Iguana Explorations Inc.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Annual Report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related To Our Financial Condition And Business Model

Because our executive officers do not have formal training specific to the technicalities of mineral exploration, there is a higher risk our business will fail

Mr. Michael L. Young and Ms. Vicki White, our executive officers and directors, do not have any formal training as geologists or in the technical aspects of management of a mineral exploration company. Our management lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

We have yet to attain profitable operations and because we will need additional financing to fund our extensive exploration activities, our accountants believe there is substantial doubt about the company’s ability to continue as a going concern

We have incurred a net loss of $65,179 for the period from April 12, 2002 (inception) to August 31, 2003, and have no sales to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of its mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail

Our current operating funds are sufficient to complete the proposed exploration program; however, they will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of August 31, 2003, we had cash in the amount of $1,014. We currently do not have any operations and we have no income. Our business plan calls for significant expenses in connection with the exploration of our mineral claims. We have sufficient cash on hand to complete stage two. However, we will need additional financing to proceed past stage two of our exploration program. We will also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold, silver and copper. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

11 of 28

Since this is an exploration project, we face a high risk of business failure due to our inability to predict the success of our business

We have just begun the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on April 12, 2002 and to date have been involved primarily in organizational activities, the acquisition of the mineral claims, obtaining a summary geological report and performing certain limited work on our mineral claims. We have not earned any revenues to date.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure

You should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claims may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of stage two exploration do not reveal viable commercial mineralization, we may decide to abandon these four claims and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

Because access to our mineral claims may be restricted by inclement weather, we may be delayed in our exploration

Access to the Saucy mineral claim may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our exploration efforts. .

The property comprises four mineral claims with a total area of approximately 220 acres, located 29 miles from the town of Squamish in British Columbia, Canada. This is an essentially undeveloped area in British Columbia. The area consists of many mountains and lakes with heavy forestation. An unpaved

12 of 28

logging road is the only access. Winters are often severe with rain, freezing rain, wind, and snow common between November and March, making the logging road often unsafe and impassable for travel.

Because our president has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail

Mr. Michael Young, our president, provides his management services to a number of companies. Because we are in the early stages of our business, Mr. Young will not be spending a significant amount of time on our business. Mr. Young expects to expend approximately ten hours per week on our business. Competing demands on Mr. Young’s time may lead to a divergence between his interests and the interests of other shareholders.

Risks Related To Legal Uncertainty and Regulations

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the Province of British Columbia as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

Risks Related To The Market For Our Common Stock

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

There is currently no market for our common stock and we can provide no assurance that a market will develop. We have applied for trading of our common stock on the over-the-counter bulletin board. However, we can provide no assurance that our shares will be approved for trading on the bulletin board or, if traded, that a public market will materialize. If our common stock is not traded on the bulletin board or if a public market for our common stock does not develop, stockholders may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

Because Our President, Mr. Michael Young, Owns Approximately 57% Of Our Outstanding Common Stock and Serves As One of Our Two Directors, Stockholders May Find That Corporate Decisions Influenced By Mr. Young Are Inconsistent with the Best Interests of Other Stockholders.

Mr. Young is one of our two directors and is our president. He owns approximately 57% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Young may differ from the interests of the other stockholders.

Our common stock will be “penny stock”, with the result that trading of our common stock in any secondary market may be impeded.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains

13 of 28

a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

ITEM 2.         DESCRIPTION OF PROPERTY.

We own, through our subsidiary, a 100% interest in the Saucy mineral claims. We do not own any property other than the Saucy mineral claims. We rent shared office space at Suite 1400 -1500 West Georgia Street, Vancouver, British Columbia, Canada V6G 2Z6, at a cost of $100 CDN per month. This rental is on a month-to-month basis without a formal contract.

ITEM 3.         LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending August 31, 2003.

14 of 28

PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

No Public Market for Common Stock

There is presently no public market for our common stock. We are in the process of making an application for trading of our common stock on the over-the-counter bulletin board. However, we can provide no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize.

Holders of Our Common Stock

As of October 28, 2003, we had 101 registered stockholders holding 10,554,000 shares of our common stock.

Dividends

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

RECENT SALES OF UNREGISTERED SECURITIES

Since the date of our incorporation, we have completed the sales of the following securities that were not registered pursuant to the Securities Act:

We issued 6,000,000 shares of common stock on May 30, 2002 to our president Michael Young. Mr. Young acquired the 6,000,000 shares at a price of $0.001 per share. The total amount we received from this offering was $6,000. These shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Act. This issuance was made to Mr. Young who is a sophisticated individual and, by way of his positions as president and chief executive officer, is in a position of access to relevant and material information regarding our operations.

We completed an offering of 4,500,000 shares of our common stock at a price of $0.01 per share to a total of 49 purchasers on July 11, 2002. The total amount we received from this offering was $45,000. We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that they were a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

We completed an offering of 54,000 shares of our common stock at a price of $0.05 per share to a total of 52 purchasers on July 31, 2002. The total amount we received from this offering was $2,700. We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that they were a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to the purchasers in accordance with Regulation S. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the purchasers.

15 of 28

ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan Of Operations

We have completed stage one of our planned two-stage exploration program on the Saucy mineral claims. Stage one, consisting of mostly sampling and evaluation of the samples, was completed at a cost of $5,000. The second stage consisting of trenching, further sampling, prospecting and mapping of the mineral claims was substantially completed in November, 2003, however, we are still awaiting assay results.

Our business plan is to proceed with the exploration of the Saucy mineral claims to determine whether there are mineral deposits of gold, copper and silver. We had $1,014 of cash on hand as of August 31, 2003. We paid $4,000 of the estimated $10,000 cost of stage two of the geological exploration program in November, 2003, by way of a shareholder loan from our president Michael Young. The remaining portion of the estimated costs are expected to be funded through further shareholder loans from Mr. Young. We will require additional financing in order to proceed with any additional work beyond stage two of our exploration program. Our directors have made an oral commitment to provide adequate funding to enable us to complete stage two. However, our directors are under no legal obligation to do so. No additional work aside from stage two of the exploration program is planned at this time.

Mr. Timmins, our geologist, was engaged to oversee the second stage of the work program has been substantially completed, however we are still awaiting assay results. We anticipate that we will receive the results of this stage of exploration by late 2003 or early 2004.

Additional work after the completion of stage two will take place only if recommended by the geologist. After stage two is completed, it is anticipated that no work will take place for the remaining portion of 2003. If continuing to stage three is recommended by the geologist, that stage will begin in spring/summer of 2004, assuming we can secure additional funding and weather permitting.

We anticipate that we will incur $20,000 for operating expenses, including professional legal and accounting expenses associated with being a reporting issuer under the Exchange Act, over the next twelve months.

We had cash in the amount of $1,014 as of August 31, 2003. Our total expenditures over the next twelve months are anticipated to be approximately $20,000. Accordingly, we will require financing to fund our operations for the next twelve months. If we are unable to obtain additional financing, our business plan will be significantly delayed until a point in time when we would be able to secure the necessary financing. We anticipate that any financing will be an equity financing. However, there is no assurance that we will be able to secure the necessary financing.

In the next twelve months, we do not plan to make any purchases or sales of significant equipment, nor do we plan to make any significant changes in our number of employees.

Additional financing may not be available. Additional financing will be necessary to conduct our exploration past stage two, we may consider bringing in an additional joint venture partner to provide the required funding. We have not undertaken any efforts to locate a joint venture partner. In addition, we may not ever be able to locate a joint venture partner who will assist us in funding our exploration of the Saucy mineral claim.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services. See “Item 1. Description of Business – Risk Factors”.

16 of 28

To become profitable and competitive, we conduct into the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations for the Period ended August 31, 2003

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

We incurred operating expenses in the amount of $65,179 for the period from inception on April 12, 2002 to August 31, 2003. These operating expenses included: (a) $3,258 in connection with our acquisition the Saucy mineral claims, (b) office expenses of $3,783, and (c) professional fees in the amount of $48,337 in connection with our corporate organization and documentation. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to our completion of stage two of our geological exploration program and the professional fees to be incurred in connection with the filing of amendments to our registration statement filed November 29, 2002 with the Securities Exchange Commission under the Securities Act.

Net Loss

We incurred a loss in the amount of $65,179 for the period from inception to August 31, 2003. Our loss was attributable entirely to operating expenses.

Liquidity and Financial Condition

We had cash on hand of $1,014 as of August 31, 2003. We had a working capital deficit of $11,479 as of August 31, 2003. We estimate stage two of the geological exploration program will cost approximately $10,000. We paid $4,000 of the estimated $10,000 cost of stage two of the geological exploration program in November, 2003, by way of a shareholder loan from our president Michael Young. The remaining portion of the estimated costs are expected to be funded through further shareholder loans from Mr. Young. Our working capital is sufficient to pay for the costs of stage two. Our directors have made an oral commitment to provide adequate funding to enable us to complete stage two. However, our directors are under no legal obligation to do so.

Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness. We issued 6,000,000 shares of common stock on May 30, 2002 to our president Michael Young. Mr. Young acquired the 6,000,000 shares at a price of $0.001 per share. The total amount we received from this offering was $6,000. These shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Act.

We completed an offering of 4,500,000 shares of our common stock at a price of $0.01 per share to a total of 49 purchasers on July 11, 2002. The total amount we received from this offering was $45,000. We completed an offering of 54,000 shares of our common stock at a price of $0.05 per share to a total of 52 purchasers on July 31, 2002. The total amount we received from this offering was $2,700. We completed the offering pursuant to Regulation S of the Securities Act.

17 of 28

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

The financial statements accompanying this annual report contemplate our continuation as a going concern. However, we have sustained substantial losses and are still in the development stage. Additional funding will be necessary to continue development and marketing of our product. We intend to arrange for the sale of additional shares of our common stock to obtain additional operating capital for at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in this annual report.

Mineral Claim Payments and Exploration Costs

We expense all costs related to the acquisition, maintenance and exploration of mineral claims in which we have secured exploration rights prior to establishment of proven and probable reserves. To date, we have not established the commercial feasibility of our exploration prospects, therefore, all costs are being expensed.

Foreign Currency Translation

Our functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

1.	Monetary items at the rate prevailing at the balance sheet date;
2.	Non-monetary items at the historical exchange rate; and
3.	Revenue and expense at the average rate in effect during the applicable accounting period.

Income Taxes

We have adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

18 of 28

ITEM 7.         FINANCIAL STATEMENTS.

19 of 28

IGUANA VENTURES LTD.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2003 AND 2002
(Stated in U.S. Dollars)

AUDITORS' REPORT

To the Director
Iguana Ventures Ltd.
(An exploration stage company)

We have audited the consolidated balance sheets of Iguana Ventures Ltd. (an exploration stage company) as at August 31, 2003 and 2002, and the consolidated statements of loss and deficit accumulated during the exploration stage, cash flows, and stockholders’ equity for the year ended August 31, 2003, and for the period from April 12, 2002 (date of inception) to August 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2003 and 2002, and the results of its operations and cash flows for the year ended August 31, 2003, and for the period from April 12, 2002 (date of inception) to August 31, 2002, in accordance with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in to Note 1 to the consolidated financial statements, the Company incurred a net loss of $65,179 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“Morgan & Company”

November 25, 2003	Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

IGUANA VENTURES LTD.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	AUGUST 31
	2003	2002

ASSETS

Current
Cash	$1,014	$44,123

LIABILITIES

Current
Accounts payable	$9,116	$1,180
Due to shareholder	3,377	3,269
	12,493	4,449

SHAREHOLDER’S EQUITY (DEFICIENCY)

Share Capital
Authorized:
100,000,000 common shares with a par value of $ 0.001 per
share
100,000,000 preferred shares with a par value of $0.001 per
share

Issued:
10,554,000 common shares	10,554	10,554

Additional paid-in capital	43,146	43,146

Deficit Accumulated During The Exploration Stage	(65,179)	(14,026)
	(11,479)	39,674

	$1,014	$44,123

IGUANA VENTURES LTD.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
(Stated in U.S. Dollars)

		PERIOD FROM	PERIOD FROM
		INCEPTION	INCEPTION
	YEAR	APRIL 12	APRIL 12
	ENDED	2002 TO	2002 TO
	AUGUST 31	AUGUST 31	AUGUST 31
	2003	2002	2003

Expenses
Mineral claim payment	$-	$3,258	$3,258
Professional fees	38,871	9,466	48,337
Consulting fees	2,526	-	2,526
Office and sundry	2,481	1,302	3,783
Exploration expenditures	5,000	-	5,000
Transfer agent fees	2,275	-	2,275

Net Loss For The Year	51,153	14,026	$65,179

Deficit Accumulated During Exploration
Stage, Beginning Of Year	14,026	-

Deficit Accumulated During The
Exploration Stage, End Of Year	$65,179	$14,026

Basic And Diluted Loss Per Share	$0.01	$0.01

Weighted Average Number Of Shares
Outstanding	10,554,000	5,117,121

IGUANA VENTURES LTD.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

		PERIOD FROM	PERIOD FROM
		INCEPTION	INCEPTION
	YEAR	APRIL 17	APRIL 17
	ENDED	2002 TO	2002 TO
	AUGUST 31	AUGUST 31	AUGUST 31
	2003	2002	2003

Cash Flows From Operating Activities
Net loss for the period	$(51,153)	$(14,026)	$(65,179)

Adjustments To Reconcile Net Loss To Net
Cash Used By Operating Activities
Change in accounts payable	7,936	1,180	9,116
Change in due to shareholder	108	3,269	3,377
	(43,109)	(9,577)	(52,686)

Cash Flows From Financing Activity
Issue of share capital	-	53,700	53,700

Increase (Decrease) In Cash	(43,109)	44,123	1,014

Cash, Beginning Of Year	44,123	-	-

Cash, End Of Year	$1,014	$44,123	$1,014

IGUANA VENTURES LTD.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AUGUST 31, 2003

(Stated in U.S. Dollars)

	COMMON STOCK			DEFICIT
	NUMBER			ACCUMULATED
	OF		ADDITIONAL	DURING THE
	COMMON	PAR	PAID-IN	EXPLORATION
	SHARES	VALUE	CAPITAL	STAGE	TOTAL

Shares issued for cash at $0.001	6,000,000	$6,000	$-	$-	$6,000

Shares issued for cash at $0.01	4,500,000	4,500	40,500	-	45,000

Shares issued for cash at $0.05	54,000	54	2,646	-	2,700

Net loss for the period	-	-	-	(14,026)	(14,026)

Balance, August 31, 2002	10,554,000	10,554	43,146	(14,026)	39,674

Net loss for the year	-	-	-	(51,153)	(51,153)

Balance, August 31, 2003	10,554,000	$10,554	$43,146	$(65,179)	$(11,479)

IGUANA VENTURES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2003 AND 2002
(Stated in U.S. Dollars)

1.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $65,179 for the period from April 12, 2002 (inception) to August 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.

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

IGUANA VENTURES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2003 AND 2002
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	a)	Year End The Company’s year end is August 31st.

	b)	Consolidation These consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary Iguana Explorations Inc.

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

f)

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 –“Accounting for Income taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

IGUANA VENTURES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2003 AND 2002
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

3.

MINERAL CLAIM INTEREST

On June 1, 2002, the Company acquired, by staking, a 100% interest in four mineral claims located in British Columbia, Canada for cash consideration of $3,258. Since the Company has not established the commercial feasibility of the mineral claim, the staking costs have been expensed.

ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.        CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2003, being the date of our fiscal year end covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer Michael L. Young and our Chief Financial Officer, Vicki White. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our fiscal year ended August 31, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

20 of 28

PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of October 28, 2003 are as follows:

Directors:

Name of Director	Age
Michael L. Young	40
Vicki White	34

Executive Officers:

Name of Officer	Age	Office
Michael L. Young	40	President and Chief Executive Officer
Vicki White	34	Secretary, Treasurer and Chief Financial Officer

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Michael L. Young is our president and a director. Currently Mr. Young commits approximately 10 hours per week to our operations.

Mr. Young received a life, accident and sickness insurance license certificate in 1994; an investment funds institute license and certificate in 1995; and a life underwriters’ association training course certificate in 1997. From April 1982 to December 1993, Mr. Young worked for the Insurance Corporation of British Columbia in a number of areas; starting from customer accounts representative and later becoming a customer accounts trainer, a material damage estimator, a material damage technical supervisor and finally a material damage manager. In January 1994, Mr. Young joined Prudential Assurance as a sales agent. He resigned from that position in May 1997. At that point the company had changed its name from Prudential Assurance to Clarica. Since May 1997, Mr. Young has been working as an independent contractor, providing services and direction to streamline office efficiencies in the areas of acquisition targets, finance, marketing strategies, business plan implementation, investor relations and office administration.

Mr. Michael L. Young does not have any formal training as a geologist or in the technical aspects of management of a mineral exploration company. He lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, Mr. Young may not be fully aware of the specific requirements related to working within this industry. His decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use.

Vicki White is our secretary, treasurer and a director. Ms. White’s duties with our company include maintaining the books, bank accounts, and general administrative duties. Ms. White currently commits approximately 5 hours a week to our operations. Ms. White will be granted options at a future date. Currently there is no option plan currently in place and we have not set a date or parameter to structure such options.

Since October 1997, Ms. White has been employed by Sears, Canada. She currently holds the position of educator for the Langley store. This role includes implementing and presenting various training,

21 of 28

developing, and coaching to all store associates. She trains all associates to use all in store computer systems, teach selling skills that work for Sears base of customers, and give associates the information to give quality customer service. Before being promoted to this position she was the office manager responsible for all accounts payable and receivable and managing office staff working on the store audit detail. From October 1990 to 1997 Ms. White worked for the Real Canadian Superstore.

Ms. Vicki White does not have any formal training as a geologist or in the technical aspects of management of a mineral exploration company. She lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, Ms. White may not be fully aware of the specific requirements related to working within this industry. Her decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officers and directors. We conduct our business through agreements with consultants and arms-length third parties.

Committees of the Board Of Directors

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors is considering establish various committees during the current fiscal year.

Audit Committee Financial Expert

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have not yet adopted a corporate code of ethics. Our board of directors is considering, over the next year, establishing a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such reports received by it, and written representations from certain Reporting Persons that no other reports were required for those persons, we believe that, during the year ended August 31, 2003, the Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

22 of 28

ITEM 10.        EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the period from our inception through October 28, 2003.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation
Michael L. Young	President, and Director	2002	$0	0	0	0	0	0	0
		2003	$0	0	0	0	0	0	0
Vicki White	Secretary, Treasurer, and Director	2002	$0	0	0	0	0	0	0
		2003	$0	0	0	0	0	0	0

STOCK OPTION GRANTS

We did not grant any stock options to the executive officers or directors from inception through August 31, 2003. We have also not granted any stock options to the executive officers since our inception.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

No stock options were exercised by our officers, directors or employees during the financial year ended August 31, 2003. No stock options have been exercised since August 31, 2003.

OUTSTANDING STOCK OPTIONS

We do not have any stock options outstanding.

COMPENSATION ARRANGEMENTS

We do not pay to our directors or officers any salary or consulting fee. We anticipate that compensation may be paid to officers in the event that we decide to proceed with additional exploration programs beyond the second stage program.

We do not pay to our directors any compensation for each director serving as a director on our board of directors.

We conduct our business through agreements with consultants and arms-length third parties. Currently, we have no formal agreements. Our verbal agreement with our geologist includes his reviewing all of the results from the exploratory work performed upon the site and making recommendations based on those results in exchange for payments equal to the usual and customary rates received by geologists performing similar consulting services. Additionally, we have a verbal agreement with our outside auditors to perform requested accounting functions at their normal and customary rates.

23 of 28

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 28, 2003 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

	Name and address	Number of Shares	Percentage of
Title of class	of beneficial owner	of Common Stock	Common Stock (1)

DIRECTORS AND EXECUTIVE OFFICERS

Common Stock	Michael L. Young	6,000,000 shares	56.8%
	Director, President and Chief
	Executive Officer,
	102-925 West 10th Ave.
	Vancouver, British Columbia
	Canada V5Z 1L9

Common Stock	Vicki White	0	0%
	Director, Secretary, Treasurer
	and Chief Financial Officer,
	5723 192 Street
	Surrey, British Columbia
	Canada V3S 7M8

Common Stock	All Officers and Directors	6,000,000 shares	56.8%
	as a Group (2 persons)

(1)
Based on 10,554,000 shares of our common stock issued and outstanding as of October 28, 2003. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 28, 2003.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

24 of 28

EQUITY COMPENSATION PLANS
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	N/A	N/A	N/A
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A
Total	-	-	-

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

  Any of our directors or officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  Any of our promoters; and
  Any relative or spouse of any of the foregoing persons who has the same house as such person.
Mr. Michael L. Young, our president, chief executive officer, and director, acquired 6,000,000 shares of our common stock in his own name at a price of $0.001 per share on May 30, 2002. Mr. Young paid a total purchase price of $6,000 for these shares. These shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Act. This issuance was made to Mr. Young who is a sophisticated individual and, by way of his positions as president and chief executive officer, is in a position of access to relevant and material information regarding our operations.

25 of 28

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits and Index of Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation(1)

3.2	Bylaws, as amended(1)

10.1	Mining Claim Bill of Sale dated July 15, 2002 between Iguana Explorations Inc. and Larry R.W. Sostad(1)

21.1	Subsidiaries of Registrant

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the SEC as an exhibit to our Form SB-2 Registration Statement originally filed on November 29, 2002, as amended.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of our fiscal year ended August 31, 2003.

No reports on Form 8-K have been filed since August 31, 2003.

26 of 28

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for the fiscal year ended August 31, 2003 and the period from inception to August 31, 2002 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were estimated at $3,624.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

27 of 28

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGUANA VENTURES LTD.

By:	/s/ Michael L. Young
Michael L. Young, President and Chief Executive Officer
Director
Date: December 1, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael L. Young
Michael L. Young, President and Chief Executive Officer
(Principal Executive Officer)
Director
Date: December 1, 2003

By:	/s/ Vicky White
Vicki White, Secretary, Treasurer, Chief
Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Director
Date: December 1, 2003