Form 10QSB
period 2003-11-30
IGUANA VENTURES LTD
filed 2004-01-20
CIK 1176309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 30, 2003

☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period ________ to ________

Commission File Number 000-50298

IGUANA VENTURES LTD.
(Exact name of small Business Issuer as specified in its charter)

Nevada	98-0376008
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Suite 1400, 1500 West Georgia Street.
Vancouver, B.C., Canada	V6G 2Z6
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	604-760-2112

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days     ☒   Yes ☐   No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,554,000 Shares of $0.001 par value Common Stock outstanding as of January 20, 2004.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

IGUANA VENTURES LTD.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

IGUANA VENTURES LTD.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET

(Unaudited)
(Stated in U.S. Dollars)

	NOVEMBER 30	AUGUST 31
	2003	2003

ASSETS

Current
Cash	$1,029	$1,014

LIABILITIES

Current
Accounts payable	$7,527	$9,116
Due to shareholder	6,678	3,377
	14,205	12,493

SHAREHOLDER’S EQUITY (DEFICIENCY)

Share Capital
Authorized:
100,000,000 common shares with a par value of $0.001
per share
100,000,000 preferred shares with a par value of $0.001
per share

Issued:
10,554,000 common shares	10,554	10,554

Additional paid-in capital	43,146	43,146

Deficit Accumulated During The Exploration Stage	(66,876)	(65,179)
	(13,176)	(11,479)

	$1,029	$1,014

IGUANA VENTURES LTD.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF LOSS AND DEFICIT

(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			APRIL 12
	THREE MONTHS ENDED		2002 TO
	NOVEMBER 30		NOVEMBER 30
	2003	2002	2003

Expenses
Mineral claim payment	$-	$-	$3,258
Professional fees	-	13,139	48,337
Consulting fees	-	-	2,526
Office and sundry	454	576	4,237
Exploration expenditures	-	5,000	5,000
Transfer agent fees	1,243	-	3,518

Net Loss For The Period	1,697	18,715	$66,876

Deficit Accumulated During Exploration
Stage, Beginning Of Period	65,179	14,026

Deficit Accumulated During The
Exploration Stage, End Of Period	$66,876	$32,741

Basic And Diluted Loss Per Share	$0.01	$0.01

Weighted Average Number Of Shares
Outstanding	10,554,000	10,554,000

IGUANA VENTURES LTD.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			APRIL 17
	THREE MONTHS ENDED		2002 TO
	NOVEMBER 30		NOVEMBER 30
	2003	2002	2003

Cash Flows From Operating Activities
Net loss for the period	$(1,697)	$(18,715)	$(66,876)

Adjustments To Reconcile Net Loss To Net
Cash Used By Operating Activities
Change in accounts payable	(1,589)	3,503	7,527
Change in due to shareholder	3,301	-	6,678
	15	(15,212)	(52,671)

Cash Flows From Financing Activity
Issue of share capital	-	-	53,700

Increase (Decrease) In Cash	15	(15,212)	1,029

Cash, Beginning Of Period	1,014	44,123	-

Cash, End Of Period	$1,029	$28,911	$1,029

IGUANA VENTURES LTD.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NOVEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK			DEFICIT
	NUMBER			ACCUMULATED
	OF		ADDITIONAL	DURING THE
	COMMON	PAR	PAID-IN	EXPLORATION
	SHARES	VALUE	CAPITAL	STAGE	TOTAL

Shares issued for cash at $0.001	6,000,000	$6,000	$-	$-	$6,000

Shares issued for cash at $0.01	4,500,000	4,500	40,500	-	45,000

Shares issued for cash at $0.05	54,000	54	2,646	-	2,700

Net loss for the period	-	-	-	(14,026)	(14,026)

Balance, August 31, 2002	10,554,000	10,554	43,146	(14,026)	39,674

Net loss for the year	-	-	-	(51,153)	(51,153)

Balance, August 31, 2003	10,554,000	10,554	43,146	(65,179)	(11,479)

Net loss for the period	-	-	-	(1,697)	(1,697)

Balance, November 30, 2003	10,554,000	$10,554	$43,146	$(66,876)	$(13,176)

IGUANA VENTURES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited consolidated financial statements as of November 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the August 31, 2003 audited consolidated financial statements and notes thereto.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $66,876 for the period from April 12, 2002 (inception) to November 30, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

IGUANA VENTURES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2003
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

NOVEMBER 30, 2003
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

g)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At November 30, 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

4.

MINERAL CLAIM INTEREST

On June 1, 2002, the Company acquired, by staking, a 100% interest in four mineral claims located in British Columbia, Canada for cash consideration of $3,258. Since the Company has not established the commercial feasibility of the mineral claim, the staking costs have been expensed.

Item 2. Management’s Discussion and Analysis or Plan of Operations

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Iguana's capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of natural resources, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Iguana files with the SEC, including Iguana’s Annual Report on Form 10-KSB for the year ended August 31, 2003. These factors may cause Iguana's actual results to differ materially from any forward-looking statement. Iguana disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

We were incorporated on April 12, 2002, under the laws of the State of Nevada.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own four mineral claims that we refer to as the Saucy mineral claims. The Saucy mineral claims which cover a total area of 220 acres located in the Province of British Columbia, Canada. These claims are held in the name of our wholly owned subsidiary, Iguana Explorations, Inc. We are currently attempting to acquire four additional claims known as the Salsa Claims in the same area. Further exploration of these mineral claims is required before a final determination as to their viability can be made. No commercially viable mineral deposit may exist on our mineral claims. Our plan of operations is to carry out exploration work on these claims in order to ascertain whether they possess deposits of gold, copper or silver. We can provide no assurance that our mineral claims contain a mineral deposit until appropriate exploratory work is done and an evaluation based on that work concludes further work programs are justified. At this time, we have no reserves on our mineral claims.

Description of Property and Location of Saucy Mineral Claims

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

Based on our work done to date, we have already conducted enough exploration to extend our mineral claims for approximately 20 more years.

Geological Report

Geology of the Saucy Mineral Claims

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

Mr. Timmins recommended a two-stage exploration program to determine whether there are mineral deposits of gold, silver or copper on our claims; Stage 1 consisting of reconnaissance geology and sampling at an estimated cost of $5,000 and Stage 2 consisting of trenching, sampling, prospecting and mapping at an estimated cost of $10,000.

We completed Stage 1 in 2002 and Mr. Timmins recommended proceeding to Stage 2. We completed Stage 2 in November of 2003.

We received a report from Mr. Timmins dated December 10, 2003 reporting on completion of the Stage 2 program. Mr. Timmins reported that the main mineral vein on the property narrowed in width and had decreasing gold values. Mr. Timmins advised that it is normal for this type of quartz vein to exhibit pinching and swelling with variable gold values. Mr. Timmins, based on the work on the Saucy Claims and on information contained in previously reported work on ground adjacent to our claim, reported that the vein structure on our claims may extend into a wider vein on the adjacent areas which reportedly carries significant gold values. Based on that conclusion, Mr. Timmins has recommended that we acquire four located mineral claims, known as the Salsa Claims, in the adjacent area at an estimated cost of $400. Mr. Timmins also recommends that we conduct a work program on the adjacent claims consisting of blasting, sampling, prospecting, geological mapping and assays at an estimated cost of $10,000.

Plan of Operations

Our business plan is to follow the recommendations of our consulting geologist and proceed with the acquisition of the Salsa Claims at an estimated cost of $400 and, subject to successful acquisition, completion of the work program recommended on the Salsa Claims at an estimated cost of $10,000. Although our consulting geologist is confident that we can acquire the Salsa Claims for the estimated cost, there is no assurance and it is possible that we may not be able to acquire the Salsa Claims in which case we could not complete our business plan.

We anticipate that we will incur $10,000 for operating expenses, including professional legal and accounting expenses associated with being a reporting issuer under the Securities Exchange Act of 1934, over the next twelve months.

We had cash in the amount of $1,029 as of November 30, 2003, compared to $1,014 as of August 31, 2003. Our total expenditures over the next twelve months are anticipated to be approximately $20,400. Accordingly, we will require financing to fund our operations for the next twelve months. Our directors have agreed to loan the necessary funds to complete our business plan prior to obtaining any financing.

In the next twelve months, we do not plan to make any purchases or sales of significant equipment, nor do we plan to make any significant changes in our number of employees.

Results Of Operations For Period Ending November 30, 2003

We did not earn any revenues during the period ending November 30, 2003. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

We incurred expenses in the amount of $1,697 for the three months ended November 30, 2003, compared to $18,715 for the three months ended November 30, 2002. These expenses included transfer agent fees in the amount of $1,243 and office and sundry expenditures in the amount of $454. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to our beginning of our geological exploration program on the Salsa Claims and the professional fees to be incurred in complying with the reporting requirements under the Securities Exchange Act of 1934.

We incurred a loss in the amount of $1,697 for the three months ended November 30, 2003, compared to $18,715 for the three months ended November 30, 2002. Our loss was attributable primarily to transfer agent fee expenses.

Liquidity and Capital Resources

We had cash of $1,029 as of November 30, 2003, and had working capital deficit of $13,176 as of November 30, 2003. We estimate the geological exploration program will cost approximately $10,000. Our working capital is insufficient to pay for the costs our work programs. Our directors have made an oral commitment to provide adequate funding to enable us to complete the exploration programs. However, our directors are under no legal obligation to do so.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2003, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Michael Young, and Chief Financial Officer, Vicki White. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended November 30, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended November 30, 2003.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

REPORTS ON FORM 8-K

We have not filed any Current Reports on Form 8-K during our fiscal quarter ended November 30, 2003. We have not filed any Current Reports on Form 8-K since November 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGUANA VENTURES LTD.

Date: January 20, 2004	By:	/s/ Michael Young

Michael Young, President, Chief Executive Officer and Director