Form 10QSB
period 2004-02-29
IGUANA VENTURES LTD
filed 2004-04-19
CIK 1176309

Form 10-QSB -- Optional Form for Quarterly and Transition Reports of Small Business Issuers under Sections 13 or 15(d)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒   Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended February 29, 2004

☐   Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____________ to ______________

COMMISSION FILE NUMBER 000-50298

IGUANA VENTURES LTD.
(Name of small business issuer in its charter)

NEVADA	98-0376008
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1400, 1500 West Georgia Street
Vancouver, B.C., Canada	V6G 2Z6
(Address of principal executive offices)	(Zip Code)

(604) 760-2112
Issuer’s telephone number

None
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,554,000 shares of Common Stock with a par value o $0.001 per share outstanding as of April 12, 2004

Transitional Small Business Disclosure Format (check one): Yes ☐      No ☒

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

IGUANA VENTURES LTD.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2004
 (Unaudited)
(Stated in U.S. Dollars)

IGUANA VENTURES LTD.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	FEBRUARY 29	AUGUST 31
	2004	2003

ASSETS

Current
Cash	$240	$1,014
Prepaid expense	67	-

	$307	$1,014

LIABILITIES

Current
Accounts payable	$10,928	$9,116
Due to shareholder	7,894	3,377
	18,822	12,493

SHAREHOLDER’S DEFICIENCY

Share Capital
Authorized:
100,000,000 common shares with a par value of $0.001
per share
100,000,000 preferred shares with a par value of $0.001
per share

Issued:
10,554,000 common shares	10,554	10,554

Additional paid-in capital	43,146	43,146

Deficit Accumulated During The Exploration Stage	(72,215)	(65,179)
	(18,515)	(11,479)

	$307	$1,014

IGUANA VENTURES LTD.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					APRIL 12
	THREE MONTHS ENDED		SIX MONTHS ENDED		2002 TO
	FEBRUARY 29		FEBRUARY 29		FEBRUARY 29
	2004	2003	2004	2003	2004

Expenses
Mineral claim
payment	$400	$-	$400	$-	$3,658
Professional fees	3,690	12,080	3,690	25,219	52,027
Consulting fees	-	-		-	2,526
Office and sundry	355	453	809	1,029	4,592
Exploration
expenditures	497	-	497	5,000	5,497
Transfer agent fees	397	2,275	1,640	2,275	3,915

Net Loss For The
Period	5,339	14,808	7,036	33,523	$72,215

Deficit Accumulated
During Exploration
Stage, Beginning Of
Period	66,876	32,741	65,179	14,026

Deficit Accumulated
During The
Exploration Stage,
End Of Period	$72,215	$47,549	$72,215	$47,549

Basic And Diluted Loss
Per Share	$0.01	$0.01	$0.01	$0.01

Weighted Average
Number Of Shares
Outstanding	10,554,000	10,554,000	10,554,000	10,554,000

IGUANA VENTURES LTD.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					APRIL 17
	THREE MONTHS ENDED		SIX MONTHS ENDED		2002 TO
	FEBRUARY 29		FEBRUARY 29		FEBRUARY 29
	2004	2003	2004	2003	2004

Cash Flows From Operating
Activities
Net loss for the period	$(5,339)	$(14,808)	$(7,036)	$(33,523)	$(72,215)

Adjustments To Reconcile Net
Loss To Net Cash Used By
Operating Activities
Change in prepaid expense	(67)	-	(67)	-	(67)
Change in accounts payable	3,401	3,690	1,812	7,193	10,928
	(2,005)	(11,118)	(5,291)	(26,330)	(61,354)

Cash Flows From Financing
Activities
Issue of share capital	-	-	-	-	53,700
Due to shareholder	1,216	-	4,517	-	7,894
	1,216	-	4,517	-	61,594

Increase (Decrease) In Cash	(789)	(11,118)	(774)	(26,330)	240

Cash, Beginning Of Period	1,029	28,911	1,014	44,123	-

Cash, End Of Period	$240	$17,793	$240	$17,793	$240

IGUANA VENTURES LTD.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FEBRUARY 29, 2004
 (Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK			DEFICIT
	NUMBER			ACCUMULATED
	OF		ADDITIONAL	DURING THE
	COMMON	PAR	PAID-IN	EXPLORATION
	SHARES	VALUE	CAPITAL	STAGE	TOTAL

Shares issued for cash at $0.001	6,000,000	$6,000	$-	$-	$6,000

Shares issued for cash at $0.01	4,500,000	4,500	40,500	-	45,000

Shares issued for cash at $0.05	54,000	54	2,646	-	2,700

Net loss for the period	-	-	-	(14,026)	(14,026)

Balance, August 31, 2002	10,554,000	10,554	43,146	(14,026)	39,674

Net loss for the year	-	-	-	(51,153)	(51,153)

Balance, August 31, 2003	10,554,000	10,554	43,146	(65,179)	(11,479)

Net loss for the period	-	-	-	(7,036)	(7,036)

Balance, February 29, 2004	10,554,000	$10,554	$43,146	$(72,215)	$(18,515)

IGUANA VENTURES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2004
(Unaudited)
(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited consolidated financial statements as of February 29, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the August 31, 2003 audited consolidated financial statements and notes thereto.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $72,215 for the period from April 12, 2002 (inception) to February 29, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

IGUANA VENTURES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2004
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

FEBRUARY 29, 2004
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

g)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 29, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

4.	MINERAL CLAIM INTERESTS

	a)	On June 1, 2002, the Company acquired, by staking, a 100% interest in the Saucy #1 through #4 mineral claims located in British Columbia, Canada for cash consideration of $3,258.

	b)	In January 2004, the Company acquired a 100% interest in the Salsa #1 through #6 mineral claims for cash consideration of $400.

Since the Company has not established the commercial feasibility of the mineral claims, the acquisition costs have been expensed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own four mineral claims that we refer to as the Saucy mineral claims and six mineral claims that we refer to as the Salsa mineral claims. The Saucy and Salsa mineral claims are located adjacent to each other in the Province of British Columbia, Canada. Both the Saucy and the Salsa mineral claims are held in the name of our wholly owned subsidiary, Iguana Explorations Inc. Further exploration of these mineral claims is required before a final determination as to their viability can be made. No commercially viable mineral deposit may exist on our mineral claims. Our plan of operations is to carry out exploration work on these claims in order to ascertain whether they possess deposits of gold, copper or silver. We can provide no assurance that our mineral claims contain a mineral deposit until appropriate exploratory work is done and an evaluation based on that work concludes further work programs are justified. At this time, we have no known reserves on our mineral claims.

Description and Location of Saucy Mineral Claims and Salsa Mineral Claims

Saucy Mineral Claims

The Saucy mineral claims are comprised of four mineral claims located on the north side of the Ashlu River about 29 miles from the town of Squamish and about 35 miles north of Vancouver, British Columbia, Canada.

The Saucy mineral claims were recorded with the Ministry of Energy and Mines for the Province of British Columbia, Canada under the following names and claim numbers:

Name of Mineral Claim	Tenure Number	Tag Number	Expiry Date

SAUCY #1	393633	698543M	June 4, 2004
SAUCY #2	393634	698544M	June 4, 2004
SAUCY #3	393635	698545M	June 4, 2004
SAUCY #4	393636	698546M	June 4, 2004

Salsa Mineral Claims

The Salsa mineral claims were acquired by us in January of 2004 for a total of $400 and are comprised of six mineral claims located adjacent to the southeast corner of the Saucy mineral claims. Both the Saucy mineral claims and the Salsa mineral claims are accessible by logging road.

The Salsa mineral claims were recorded with the Ministry of Energy and Mines for the Province of British Columbia, Canada under the following names and claim numbers:

Name of Mineral Claim	Tenure Number	Tag Number	Expiry Date

SALSA 1	406834	700344M	November 8, 2004
SALSA 2	406835	713197M	November 8, 2004
SALSA 3	406836	713198M	November 8, 2004
SALSA 4	406837	713199M	November 8, 2004
SALSA 5	407660	700345M	January 3, 2005
SALSA 6	407661	700346M	January 3, 2005

We intend to extend our claims to the Saucy mineral claims and the Salsa mineral claims on the expiration date of those claims. Mineral claims of this type may be extended either by completing a minimum of $500 in exploration or development work on the individual mineral claim and filing a report on the work completed with the Ministry of Energy and Mines or by paying a filing fee in lieu of performing such work. The fee amount is approximately $100 per claim, per year in the first three years, and $200 per claim, per year afterwards. Under the applicable legislation, exploration and development work completed on a mineral claim in excess of the minimum requirements may be carried forward and applied to the future requirements for maintaining that claim and may also be applied against the current and future requirements for other mineral claims. Based on our work done to date on the Saucy mineral claims, we have already completed enough exploration work to extend the Saucy mineral claims and the Salsa mineral claims for approximately 10 more years without the payment of filing fees.

Title to the Saucy mineral claims and the Salsa mineral claims is held in the name of our wholly owned subsidiary Iguana Explorations Inc. The Province of British Columbia owns surface rights to the land covering our mineral claims. To our knowledge, there are no aboriginal land claims that might affect our title to the mineral claims or to the Province’s title to the surface rights. There is no viable way for us to determine what claims, if any, certain aboriginal groups may make. The Government of British Columbia has adopted a policy that no private property rights will be expropriated to settle aboriginal land claims, however we can provide no assurances that our title to the mineral claims will not, in the future, become subject to such aboriginal claims.

Our subsidiary is the sole legal owner of the Saucy mineral claims and the Salsa mineral claims and no other person or entity has any interest in the mineral claims.

Geology of the Mineral Claims

We engaged Mr. W.G. Timmins to prepare a geological evaluation report on the Saucy mineral claims. Mr. Timmins is a consulting geologist and registered professional engineer in the Geological Section of the Association of Professional Engineers and Geoscientists of British Columbia. Mr. Timmins has practiced in his profession for 39 years and been a registered professional engineer since 1969.

Mr. Timmins recommended a two-stage exploration program for the Saucy mineral claims to determine whether there are mineral deposits of gold, silver or copper on those claims: Stage 1 consisting of reconnaissance geology and sampling at an estimated cost of $5,000; and Stage 2 consisting of trenching, sampling, prospecting and mapping at an estimated cost of $10,000.

We completed Stage 1 in 2002 and Mr. Timmins recommended proceeding to Stage 2 which was completed in November of 2003.

We received a report from Mr. Timmins dated December 10, 2003 reporting on completion of Stage 2 of the program. Mr. Timmins reported that the main mineral vein on the Saucy claims narrowed in width and had decreasing gold values. Mr. Timmins advised that it is normal for this type of quartz vein to exhibit pinching and swelling with variable gold values. Based on the work on the Saucy claims and on information contained in previously reported work on ground adjacent to the Saucy claims, Mr. Timmins reported that the vein structure on the Saucy claims may extend into a wider vein on the adjacent areas which reportedly carry significant gold values. Based on that conclusion, Mr. Timmins recommended that we acquire the Salsa claims. Mr. Timmins also recommended that we conduct a work program on the Salsa mineral claims consisting of blasting, sampling, prospecting, geological mapping and assays at an estimated cost of $10,000.

Plan of Operations

Our business plan is to follow the recommendations of our consulting geologist and proceed with completion of the work program recommended for the Salsa mineral claims at an estimated cost of $10,000.

We anticipate that we will incur $10,000 in operating expenses over the next twelve months, including professional legal and accounting expenses associated with being a reporting issuer under the Securities Exchange Act of 1934.

Our total expenditures over the next twelve months are anticipated to be approximately $20,000. Our present cash reserves are not sufficient for us to carry out our plan of operations without additional financing. Our directors have made an oral commitment to loan us the necessary funds to complete our business plan, however they are under no obligation to do so. We do not have any other financing arrangements in place and there is no assurance that we will be able to secure the necessary financing.

In the next twelve months, we do not plan to make any purchases or sales of significant equipment, nor do we plan to make any significant changes in our number of employees.

Results Of Operations For Period Ending February 29, 2004

We did not earn any revenues during the period ending February 29, 2004. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

We incurred expenses in the amount of $4,939 for the three months ended February 29, 2004 compared to $14, 808 for the three months ended February 28, 2003. These expenses included transfer agent fees in the amount of $397 and office and sundry expenditures in the amount of $355. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to our beginning of the geological exploration program on the Salsa mineral claims and the professional fees to be incurred in complying with the reporting requirements under the Securities Exchange Act of 1934.

We incurred a loss in the amount of $4,939 for the three months ended February 29, 2004, compared to $14,808 for the three months ended February 28, 2003. Our loss was attributable primarily to professional fee expenses.

Liquidity and Capital Resources

We had cash of $240 and a working capital deficit of $18,115 as of February 29, 2004. At August 31, 2003, the end of our last fiscal year, we had cash of $1,014 and a working capital deficit of $11,479. We estimate the geological exploration program will cost approximately $10,000. Our working capital is insufficient to pay for the costs of our exploration programs. Our directors have made an oral commitment to provide adequate funding to enable us to complete the exploration programs. However, our directors are under no legal obligation to do so.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2004, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Michael Young, and Chief Financial Officer, Vicki White. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended February 29, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended February 29, 2004.

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

REPORTS ON FORM 8-K

We have not filed any Current Reports on Form 8-K during our fiscal quarter ended February 29, 2004. We have not filed any Current Reports on Form 8-K since February 29, 2004.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGUANA VENTURES LTD.

Date: April 16, 2004

By:	/s/ Michael Young
Michael Young, President,
Chief Executive Officer and
Director