Form 10QSB
period 2004-05-31
Integrated Security Technologies, Inc.
filed 2005-07-12
CIK 1176309

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


   [X]     Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities
                              Exchange Act Of 1934

                   For the quarterly period ended MAY 31, 2004

   [ ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

                        Commission File Number 000-50298


                              IGUANA VENTURES LTD.
                              --------------------
                 (Name of small business issuer in its charter)


             NEVADA                                       98-0376008
            ------                                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

SUITE 1500, 885 WEST GEORGIA STREET
VANCOUVER, B.C., CANADA                                     V6C 3E8
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)


(604) 728-3004
-------------------------
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [ X ]   No  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,028,200 shares of Common Stock with a par value of $0.001 per share outstanding as of June 7, 2005

Transitional Small Business Disclosure Format (check one): Yes  [ ]   NO  [X]

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.




                              IGUANA VENTURES LTD
                         (AN EXPLORATION STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 2004
                                  (UNAUDITED)


                                     ASSETS
Total assets:                                             $             -
                                                          ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Total liabilities                                         $             -

Stockholders' equity:

  Common stock, par value $.001, 200,000,000 shares
    authorized; 15,028,200 shares issued and outstanding           15,028
  Paid in capital                                                  57,663
  Other comprehensive income                                          (16)
  Deficit accumulated during the exploration stage                (72,675)
                                                          ----------------

    Total stockholders' equity                                          -
                                                          ----------------

    Total liabilities and stockholders' equity            $             -
                                                          ================


                                    IGUANA VENTURES LTD.
                               (AN EXPLORATION STAGE COMPANY)
                             CONSOLIDATED STATEMENTS OF EXPENSES
                   THREE AND NINE MONTHS ENDED MAY 31, 2004 AND 2003, AND
                 PERIOD FROM APRIL 12, 2002 (INCEPTION) THROUGH MAY 31, 2004
                                         (UNAUDITED)


                               Three Months Ended          Nine Months Ended       Inception
                                                                                    through
                               2004          2003          2004          2003        2004
                           ------------  ------------  ------------  ------------  ---------
OPERATING EXPENSES         $       460   $     9,580   $     7,496   $    43,103   $ 72,675
                           ------------  ------------  ------------  ------------  ---------

NET LOSS                          (460)       (9,580)       (7,496)      (43,103)   (72,675)

OTHER COMPREHENSIVE LOSS
  Effect of exchange rate          (16)            -           (16)            -          -
                           ------------  ------------  ------------  ------------  ---------
TOTAL COMPREHENSIVE LOSS   $      (476)  $    (9,580)  $    (7,512)  $   (43,103)  $(72,675)
                           ============  ============  ============  ============  =========

BASIC AND DILUTED NET
  LOSS PER COMMON SHARE    $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
                           ============  ============  ============  ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING               33,967,330    34,828,200    34,539,149    34,828,200
                           ============  ============  ============  ============


                               IGUANA VENTURES LTD
                         (AN EXPLORATION STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  NINE MONTHS ENDED MAY 31, 2004 AND 2003, AND
          PERIOD FROM APRIL 12, 2002  (INCEPTION) THROUGH MAY 31, 2004
                                   (UNAUDITED)


                                                                      Inception
                                                                      through
                                                  2004      2003       2004
                                                --------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                      $(7,496)  $(43,103)  $(72,675)
  Adjustments to reconcile net loss to net
    cash used in operating activities:

    Changes in:
      Accounts payable                            1,813      3,266     10,929
      Due to shareholder                          4,685          -      8,062
                                                --------  ---------  ---------

    Net cash used in operating activities          (998)   (39,837)   (53,684)
                                                --------  ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock for cash                   -          -     53,700
                                                --------  ---------  ---------

EFFECT OF EXCHANGE RATE ON CASH                     (16)         -        (16)
                                                --------  ---------  ---------

NET CHANGE IN CASH                               (1,014)   (39,837)         -
CASH AND CASH EQUIVALENTS, beginning of period    1,014     44,123          -
                                                --------  ---------  ---------

CASH AND CASH EQUIVALENTS, end of period        $     -   $  4,286   $      -
                                                ========  =========  =========

                              IGUANA VENTURES LTD.
                         (AN EXPLORATION STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Iguana Ventures Ltd. ("Iguana") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Iguana's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2003 as reported in the 10-KSB have been omitted.

NOTE 2- COMMON STOCK

On May 27, 2004, Iguana acquired 100% of the issued and outstanding shares of Integrated Security Technologies, Inc. ("Integrated') in exchange for 15,258,797 shares of Iguana's common stock. In a separate agreement, the majority shareholder of ISTI purchased 19,800,000 shares of Iguana from Iguana's then majority shareholder. The total Iguana shares owned by ISTI shareholders immediately following the merger was 35,058,797. The acquisition was considered a reverse merger. In April 2005, all parties involved agreed to unwind the May 27, 2004 transaction as if it never occurred. All 35,058,797 Iguana shares issued to Integrated and its Officers will be returned to Iguana and canceled and the ISTI shares will be returned to the ISTI shareholders.


NOTE 3 - SUBSEQUENT EVENTS

Effective June 14, 2004, Iguana effected a 3.3:1 forward stock split, increased the amount of authorized shares to two hundred million (200,000,000), and reauthorized the par value of $.001 per share of common stock. All share and per share amounts in these financial statements have been adjusted as if the split occurred on the first day of the first period presented.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING  STATEMENTS

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Iguana's capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of natural resources, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Iguana files with the SEC, including Iguana's Annual Report on Form 10-KSB for the year ended August 31, 2003. These factors may cause Iguana's actual results to differ materially from any forward-looking statement. Iguana disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

We completed Stage 1 in 2002 and Mr. Timmins recommended proceeding to Stage 2, which was completed in November of 2003.

We received a report from Mr. Timmins dated December 10, 2003 reporting on completion of Stage 2 of the program. Mr. Timmins reported that the main mineral vein on the Saucy claims narrowed in width and had decreasing gold values. Mr. Timmins advised that it is normal for this type of quartz vein to exhibit pinching and swelling with variable gold values. Based on the work on the Saucy claims and on information contained in previously reported work on ground adjacent to the Saucy claims, Mr. Timmins reported that the vein structure on the Saucy claims may extend into a wider vein on the adjacent areas which reportedly carry significant gold values. Based on that conclusion, Mr. Timmins recommended that we acquire the Salsa claims. Mr. Timmins also recommended that we conduct a work program on the Salsa mineral claims consisting of blasting, sampling, prospecting, geological mapping and assays at an estimated cost of $7,000.

PLAN  OF  OPERATIONS

Our business plan is to follow the recommendations of our consulting geologist and proceed with completion of the work program recommended for the Salsa mineral claims at an estimated cost of $7,000.

We anticipate that we will incur $15,000 in operating expenses over the next twelve months. Operating expenses will include mineral claims renewal and professional legal and accounting expenses associated with being a reporting issuer under the Securities Exchange Act of 1934.

Our total expenditures over the next twelve months are anticipated to be
approximately $22,000.   Our present cash reserves are not sufficient for us to
carry out our plan of operations without additional financing. Our directors have made an oral commitment to loan us the necessary funds to complete our business plan, however they are under no obligation to do so. We do not have any other financing arrangements in place and there is no assurance that we will be able to secure the necessary financing.

In the next twelve months, we do not plan to make any purchases or sales of significant equipment, nor do we plan to make any significant changes in our number of employees.

RESULTS  OF  OPERATIONS  FOR  PERIOD  ENDING  MAY  31,  2004

We did not earn any revenues during the period ending May 31, 2004. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

We incurred operating expenses in the amount of $7,496 for the nine months ended May 31, 2004 compared to $43,103 for the nine months ended May 31, 2003. We also incurred operating expenses of $460 for the three months ended May 31, 2004 compared to $9,580 for the three months ended May 31, 2003. The reduction in expenses is primarily due to reduced professional fees. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to our beginning of the geological exploration program on the Salsa mineral claims and the professional fees to be incurred in complying with the reporting requirements under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

We have no cash or working capital as of May 31, 2004. At August 31, 2003, the end of our last fiscal year, we had cash of $1,014 and a working capital deficit of $11,479. We estimate the geological exploration program will cost approximately $10,000. Our working capital is insufficient to pay for the costs of our exploration programs. Our directors have made an oral commitment to provide adequate funding to enable us to complete the exploration programs. However, our directors are under no legal obligation to do so.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

ITEM 3.     CONTROLS AND PROCEDURES.

Iguana has adopted and implemented internal disclosure controls and procedures designed to provide reasonable assurance that all reportable information will be recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Under the supervision and with the participation of Iguana's management, including Iguana's Chief Executive Officer and Chief Financial Officer, Iguana has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the fiscal quarter covered by this report.
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in Iguana's internal controls or in other factors during or since the end of the fiscal quarter covered by this report that have had a material effect or are reasonably likely to have a material effect on internal controls subsequent to the end of the fiscal quarter covered by this report.

ITEM 6.     REPORTS ON FORM 8-K.

We did not file any Current Reports on Form 8-K during our fiscal quarter ended May 31, 2004.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGUANA VENTURES LTD.

Date:  June 7, 2005


By:     /s/ Randy White
        ---------------
        Randy White
        Director

By:    /s/ Murray Fleming
       ------------------
       Murray Fleming
       President and Director