Form 10KSB
period 2004-08-31
Integrated Security Technologies, Inc.
filed 2005-07-12
CIK 1176309

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

                    For the fiscal year ended AUGUST 31, 2004

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

COMMISSION FILE NUMBER           000-50298


                              IGUANA VENTURES LTD.
                              --------------------
                 (Name of small business issuer in its charter)


            NEVADA                                     98-0376008
            ------                                      ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


SUITE 1500, 885 WEST GEORGIA ST. VANCOUVER, B.C., CANADA           V6C 3E8
--------------------------------------------------------          ----------
(Address of principal executive offices)                          (Zip Code)


604-728-3004
-------------------------
Issuer's telephone number


Securities registered under Section 12(b) of the Exchange Act:  NONE.
                                                                -----

Securities registered under Section 12(g) of the Exchange Act:  COMMON STOCK,
                                                                -------------
                                                                PAR VALUE $0.001
                                                                ----------------
                                                                PER SHARE.
                                                                ----------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $NIL
                                                                  ----

The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold as of May 27, 2005 was $14,476,783.

AS  OF  MAY  27,  2005,  THE ISSUER HAD OUTSTANDING 17,331,141 SHARES OF COMMON
STOCK.

Transitional  Small  Business  Disclosure  Format  (check  one): YES [ ]  NO [X]

                              IGUANA VENTURES LTD.
                          ANNUAL REPORT ON FORM 10-KSB

                                      INDEX

                                                                            PAGE
PART I

Item 1.     Description Of Business.                                         4

Item 2.     Description Of Property.                                        11

Item 3.     Legal Proceedings.                                              11

Item 4.     Submission Of Matters To A Vote Of Security Holders.            11


PART II

Item 5.     Market For Common Equity And Related Stockholder Matters.       12

Item 6.     Management's Discussion And Analysis Or Plan Of Operation.      13

Item 7.     Financial Statements.                                          F-1

Item 8A.    Controls and Procedures.                                        16


PART III

Item 9.     Directors, Executive Officers, Promoters And Control Persons;
            Compliance With Section 16(a) Of The Exchange Act.              17

Item 10.     Executive Compensation.                                        19

Item 11.     Security Ownership Of Certain Beneficial Owners And
             Management and Related Stockholder Matters.                    20

Item 12.     Certain Relationships And Related Transactions.                20

Item 13.     Exhibits And Reports On Form 8-K.                              21

Item 14.     Principal Accountant Fees and Services.                        22

PART I

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements, identified by words such as "plan", "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission ("SEC"), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this annual report, the terms "we", "us", "our", and "our company" mean Iguana Ventures Ltd. unless otherwise indicated. All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

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

BATHOLITH      A  large  mass  of igneous rock extending to great depth with its upper portion dome- like in shape. It has crystallized below surface, but may be exposed as a result of erosion of the overlying rock. Smaller masses of igneous rocks are known as bosses or plugs.

FAULT A break in the Earth's crust caused by tectonic forces which have moved the rock on one side with respect to the other; faults may extend many kilometers, or be only a few centimeters in length; similarly, the movement or displacement along the fault may vary widely.

FELDSPAR       A group of rock-forming minerals.

FRACTURE A break in the rock, the opening of which affords the opportunity for entry of mineral-bearing solutions. A "cross fracture" is a minor break extending at more-or- less right angles to the direction of the principal fractures.

IGNEOUS A type of rock that has been formed by the consolidation of magma, a molten substance from the earth's core.

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

RESERVE For the purposes of this registration statement: that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. Reserves consist of:

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

GENERAL

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

Saucy  Mineral  Claims
----------------------

The Saucy mineral claims are comprised of four mineral claims located on the north side of the Ashlu River about 29 miles from the town of Squamish and about 35 miles north of Vancouver, British Columbia, Canada.

The Saucy mineral claims were recorded with the Ministry of Energy and Mines for the Province of British Columbia, Canada under the following names and claim numbers:

NAME OF
MINERAL CLAIM      TENURE NUMBER   EXPIRY DATE
SAUCY #1              393633       June 4, 2005
SAUCY #2              393634       June 4, 2005
SAUCY #3              393635       June 4, 2005
SAUCY #4              393636       June 4, 2005



Salsa  Mineral  Claims
----------------------

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

The Salsa mineral claims were recorded with the Ministry of Energy and Mines for the Province of British Columbia, Canada under the following names and claim numbers:

NAME OF
MINERAL CLAIM      TENURE NUMBER   EXPIRY DATE
SALSA 1               416629     November 30, 2005
SALSA 2               416630     November 30, 2005
SALSA 3               416631     November 30, 2005
SALSA 4               416632     November 30, 2005
SALSA 5               407660     January 3, 2007
SALSA 6               407661     January 3, 2007



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

Title to the Saucy mineral claims and the Salsa mineral claims is held in the name of our wholly owned subsidiary Iguana Explorations Inc. The Province of British Columbia owns surface rights to the land covering our mineral claims. To our knowledge, there are no aboriginal land claims that might affect our title to the mineral claims or to the Province's title to the surface rights.
There is no viable way for us to determine what claims, if any, certain aboriginal groups may make. The Government of British Columbia has adopted a policy that no private property rights will be expropriated to settle aboriginal land claims, however we can provide no assurances that our title to the mineral claims will not, in the future, become subject to such aboriginal claims.

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

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the Ministry of Forests. Items such as waste approvals may be required from the Ministry of Environment, Lands and Parks if the proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to the disposal of rock materials removed from the earth which must be reclaimed. An environmental impact statement may be required.

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

Mr. Murray Fleming and Mr. Randy White, our executive officers and directors, do not have any formal training as geologists or in the technical aspects of management of a mineral exploration company. Our management lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

WE HAVE YET TO ATTAIN PROFITABLE OPERATIONS AND BECAUSE WE WILL NEED ADDITIONAL FINANCING TO FUND OUR EXTENSIVE EXPLORATION ACTIVITIES, OUR ACCOUNTANTS BELIEVE THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

We have incurred a net loss of $347,691 for the period from April 12, 2002 (inception) to August 31, 2004, and have no sales to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of its mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

IF  WE  DO  NOT  OBTAIN  ADDITIONAL  FINANCING,  OUR  BUSINESS  WILL  FAIL

Our current operating funds are insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of August 31, 2004, we had no cash. We currently do not have any operations and we have no income. Our business plan calls for significant expenses in connection with the exploration of our mineral claims. We will need additional financing to proceed past stage two of our exploration program. We will also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold, silver and copper. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

BECAUSE ACCESS TO OUR MINERAL CLAIMS MAY BE RESTRICTED BY INCLEMENT WEATHER, WE MAY BE DELAYED IN OUR EXPLORATION

Access to the Saucy and Salsa mineral claims may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our exploration efforts

The mineral claims are in an essentially undeveloped area in British Columbia. The area consists of many mountains and lakes with heavy forestation. An unpaved logging road is the only access. Winters are often severe with rain, freezing rain, wind, and snow common between November and March, making the logging road often unsafe and impassable for travel.

BECAUSE OUR PRESIDENT HAS ONLY AGREED TO PROVIDE HIS SERVICES ON A PART-TIME BASIS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL

Mr. Murray Fleming, our president, provides his management services to a number of companies. Because we are in the early stages of our business, Mr. Fleming will not be spending a significant amount of time on our business. Mr. Fleming expects to expend approximately ten hours per week on our business. Competing demands on Mr. Fleming's time may lead to a divergence between his interests and the interests of other shareholders.

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

RISKS  RELATED  TO  THE  MARKET  FOR  OUR  COMMON  STOCK

OUR COMMON STOCK WILL BE "PENNY STOCK", WITH THE RESULT THAT TRADING OF OUR COMMON STOCK IN ANY SECONDARY MARKET MAY BE IMPEDED.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

ITEM  2.     DESCRIPTION  OF  PROPERTY.

We own, through our subsidiary, a 100% interest in the Saucy and Salsa mineral claims. We do not own any property other than these mineral claims.

ITEM  3.     LEGAL  PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending August 31, 2004.

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

Our common stock is currently listed on the National Quotation Bureau's Pink Sheets under the symbol ISTG.

HOLDERS OF OUR COMMON STOCK

As of March 23, 2005, we had 41 registered stockholders holding 17,331,141 shares of our common stock.

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

Since the date of our incorporation, we have completed the sales of the following securities that were not registered pursuant to the Securities Act:

We issued 19,800,000 shares of common stock on May 30, 2002 to our former president Michael Young. Mr. Young acquired the 19,800,000 shares for $6,000. These shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Act. This issuance was made to Mr. Young who is a sophisticated individual and, by way of his positions as president and chief executive officer, is in a position of access to relevant and material information regarding our operations.

We completed an offering of 14,850,000 shares of our common stock to a total of 49 purchasers on July 11, 2002. The total amount we received from this offering was $45,000. We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that they were a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

We completed an offering of 178,200 shares of our common stock to a total of 52 purchasers on July 31, 2002. The total amount we received from this offering was $2,700. We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that they were a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to the purchasers in accordance with Regulation S. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the purchasers.

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

To become profitable and competitive, we must conduct research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

RESULTS  OF  OPERATIONS  FOR  THE  PERIOD  ENDED  AUGUST  31,  2004

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

We incurred operating expenses of $347,691 for the period from inception on April 12, 2002 to August 31, 2004. The majority of these operating expenses are for professional fees. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to our beginning of the geological exploration program on the Salsa mineral claims and the professional fees to be incurred in complying with the reporting requirements under the Securities Exchange Act of 1934.

NET  LOSS

We incurred a loss in the amount of $347,691 for the period from inception to August 31, 2004. Our loss was attributable entirely to operating expenses.

LIQUIDITY  AND  FINANCIAL  CONDITION

We have no cash or working capital as of August 31, 2004. We estimate the geological exploration program will cost approximately $10,000. Our working capital is insufficient to pay for the costs of our exploration programs. Our directors have made an oral commitment to provide adequate funding to enable us to complete the exploration programs. However, our directors are under no legal obligation to do so.

Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness. We issued 19,800,000 shares of common stock on May 30, 2002 to Michael Young. Mr. Young for $6,000. These shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Act.

We completed an offering of 14,850,000 shares of our common stock to a total of 49 purchasers on July 11, 2002. The total amount we received from this offering was $45,000.
We completed an offering of 178,200 shares of our common stock to a total of 52 purchasers on July 31, 2002. The total amount we received from this offering was $2,700. We completed the offering pursuant to Regulation S of the Securities Act.

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

Income  Taxes

We have adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

ITEM  7.     FINANCIAL  STATEMENTS.

                                                                          PAGE
                                                                          ----

Report of Independent Certified Public Accountants                         F-2

Audited Consolidated Financial Statements for the period ending August 31, 2003

     Consolidated Balance Sheets                                           F-4

     Consolidated Statements of Loss and Deficit                           F-5

     Consolidated Statements of Cash Flows                                 F-6

     Consolidated Statement of Stockholders' Equity                        F-7

     Notes to Consolidated Financial Statements                            F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
     Iguana Ventures, Ltd
     (An Exploration Stage Company)
     Vancouver, British Columbia, Canada


We have audited the accompanying balance sheet of Iguana Ventures Ltd as of August 31, 2004, and the related statements of expenses, changes in stockholders' equity, and cash flows for year ended August 31, 2004 and the period from August 12, 2002 (Inception) through August 31, 2004. The financial statements for the period August 12, 2002 (inception) through August 31, 2003, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period August 12, 2002 (inception) through August 31, 2003, include total revenues and net loss of $0 and $65,179, respectively. Our opinion on the statements of expenses, stockholders' equity, and cash flows for the period August 12, 2002 (inception) through August 31, 2004, insofar as it relates to amounts for prior periods through August 31, 2003, is based solely on the report of other auditors. These financial statements are the responsibility of Iguana's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iguana, as of August 31, 2004, and the results of its expenses and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Iguana will continue as a going concern. As discussed in note 2 to the financial statements, Iguana has suffered significant losses and has a net shareholders' deficit at August 31, 2004, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 23, 2005

MORGAN & COMPANY
CHARTERED ACCOUNTANTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Director
Iguana Ventures Ltd.
(An exploration stage company)

We have audited the consolidated statements of loss and deficit accumulated during the exploration stage, cash flows, and stockholders' equity of Iguana Ventures Ltd. (an exploration stage company) for the year ended August 31, 2003, and for the period from April 12, 2002 (date of inception) to August 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the results of Iguana Ventures Ltd.'s operations and cash flows for the year ended August 31, 2003, and for the period from April 12, 2002 (date of inception) to August 31, 2003, in accordance with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in to Note 2 to the consolidated financial statements, the Company incurred a net losses since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                                           "Morgan & Company"

November 25, 2003                                         Chartered Accountants

Tel: (604) 687-5841
fax: (604) 687-0075                                P.O. Box 10007 Pacific Centre
www.morgan-cas.com                           Sute 1488 - 700 West Georgia Street
                                                         Vancouver, B.C. V7Y 1A1

                              IGUANA VENTURES LTD
                         (AN EXPLORATION STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                AUGUST 31, 2004


ASSETS
Total assets:                                             $            -
                                                          ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Total liabilities                                         $            -

Commitments                                                            -

Stockholders' equity:

  Common stock, par value $.001, 200,000,000 shares
    authorized; 17,331,141 shares issued and outstanding          17,331
  Paid in capital                                                330,360
  Other comprehensive loss                                           (16)
  Deficit accumulated during the exploration stage              (347,675)
                                                          ---------------

    Total stockholders' equity                                         -
                                                          ---------------

    Total liabilities and stockholders' equity            $            -
                                                          ===============


                                   IGUANA VENTURES LTD.
                              (AN EXPLORATION STAGE COMPANY)
                           CONSOLIDATED STATEMENTS OF EXPENSES
                   FOR THE YEARS ENDED AUGUST 31, 2004 AND 2003 AND THE
              PERIOD FROM APRIL 12, 2002 (INCEPTION) THROUGH AUGUST 31, 2004


                                                                               Inception
                                                                                through
                                                       2004          2003         2004
                                                   ------------  ------------  ----------
OPERATING EXPENSES                                 $   282,496   $    51,153   $ 347,675
                                                   ------------  ------------  ----------

NET LOSS                                              (282,496)      (51,153)   (347,675)

OTHER COMPREHENSIVE LOSS
  Effect of exchange rate                                  (16)            -         (16)
                                                   ------------  ------------  ----------
TOTAL COMPREHENSIVE LOSS                           $  (282,512)  $   (51,153)  $(347,691)
                                                   ============  ============  ==========

BASIC AND DILUTED NET
  LOSS PER COMMON SHARE                            $     (0.01)  $     (0.00)
                                                   ============  ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                       30,207,347    34,828,200
                                                   ============  ============


                               IGUANA VENTURES LTD
                          (AN EXPLORATION STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE YEARS ENDED AUGUST 31, 2004 AND 2003, AND THE
         PERIOD FROM APRIL 12, 2002  (INCEPTION) THROUGH AUGUST 31, 2004


                                                                       Inception
                                                                        through
                                                   2004       2003        2004
                                                ----------  ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                      $(282,496)  $(51,153)  $(347,675)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Changes in:
      Accounts payable                              1,813      7,936      10,929
      Due to shareholder                            4,685        108       8,062
                                                ----------  ---------  ----------

    Net cash used in operating activities        (275,998)   (43,109)   (328,684)
                                                ----------  ---------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Stock for cash                                  275,000                328,700
                                                ----------  ---------  ----------

    Net cash provided by financing activities     275,000          -     328,700
                                                ----------  ---------  ----------

EFFECT OF EXCHANGE RATE ON CASH                       (16)                   (16)
                                                ----------  ---------  ----------

NET CHANGE IN CASH                                 (1,014)   (43,109)          -
CASH AND CASH EQUIVALENTS, beginning of period      1,014     44,123           -
                                                ----------  ---------  ----------

CASH AND CASH EQUIVALENTS, end of period        $       -   $  1,014   $       -
                                                ==========  =========  ==========


                                              IGUANA VENTURES LTD
                                        (AN EXPLORATION STAGE COMPANY)
                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   For the period from Inception (August 12, 2002)  through August 31, 2004


                                                                            Deficit
                                    Number of               Additional    Accumulated       Other
                                  Common Shares    Common    Paid in       during the   Comprehensive
                                      Issued       Stock     Capital    Exploration Stage    Loss     Total
                                   ------------  ---------  ---------  -------------------  ------  ----------
Issuance of common stock for cash   34,828,200   $ 34,828   $ 18,872   $                -   $   -   $  53,700
Net loss                                     -          -          -              (14,026)      -     (14,026)
                                   ------------  ---------  ---------  -------------------  ------  ----------
Balance, August 31, 2002            34,828,200     34,828     18,872              (14,026)      -      39,674

Net loss                                     -          -          -              (51,153)      -     (51,153)
                                   ------------  ---------  ---------  -------------------  ------  ----------
Balance, August 31, 2003            34,828,200     34,828     18,872              (65,179)      -     (11,479)

Shares cancelled                   (19,800,000)   (19,800)    19,800                    -       -           -
Shares for offering costs            1,752,941      1,753     (1,753)                   -       -           -
Shares for cash                        550,000        550    274,450                    -       -     275,000
Contributions to paid in capital             -          -     18,991                    -       -      18,991
Other comprehensive income                   -          -          -                    -     (16)        (16)
Net loss                                     -          -          -             (282,496)      -    (282,496)
                                   ------------  ---------  ---------  -------------------  ------  ----------
Balance, August 31, 2004            17,331,141   $ 17,331   $330,360   $         (347,675)  $ (16)  $       -
                                   ============  =========  =========  ===================  ======  ==========

                              IGUANA VENTURES LTD.
                         (AN EXPLORATION STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations. Iguana Ventures Ltd ("Iguana") was incorporated in the State of Nevada, on April 12, 2002.

Iguana has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining claims. Upon location of a commercial mining reserve, Iguana expects to actively prepare the site for its extraction and enter an exploration stage.

Iguana's fiscal year end is August 31st.

Basis of presentation. The consolidated financial statements include the accounts of Iguana and its wholly-owned subsidiary, Canadian subsidiary, Iguana Explorations, Inc. Significant inter-company accounts and transactions have been eliminated.

Reclassifications. Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statement of cash flows, Iguana considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition. Iguana recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. As of August 31, 2004, Iguana has no revenues.

Income taxes. Iguana recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Iguana provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not. Since Iguana has had recurring operating losses since inception and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the deferred tax assets.

Foreign currency. Iguana has the Canadian dollar designated as their functional currency because most transactions are conducted in Canadian dollars. Transactions conducted in the local currency are remeasured to U.S. dollars for reporting purposes using current rates of exchange for assets and liabilities. Income and expense elements are remeasured at average rates that approximate the rates in effect on the transaction dates. Equity transactions are remeasured at historical rates.

Basic and diluted Loss Per Share. Basic loss per share has been computed by dividing net loss by the weighted average number of shares outstanding. There were no options outstanding at August 31, 2004 and 2003. Accordingly, basic and diluted loss per share is the same for all periods presented.
Recently issued accounting pronouncements. In December 2004, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation" SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is not expected to have a material impact on the financial statements of Iguana.

Iguana does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on Iguana results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Iguana incurred recurring net losses of $282,496, and $51,153 in fiscal 2004 and 2003 respectively, has an accumulated deficit of $347,675 as of August 31, 2004. These conditions raise substantial doubt as to Iguana's ability to continue as a going concern. Management is trying to raise additional capital through sales of stock. The financial statements do not include any adjustments that might be necessary if Iguana is unable to continue as a going concern.


NOTE 3 - MINERAL CLAIM INTERESTS

On June 1, 2002, Iguana acquired, by staking, a 100% interest in the Saucy #1 through #4 mineral claims located in British Columbia, Canada for cash consideration of $3,258. In January 2004, Iguana acquired a 100% interest in the Salsa #1 through #6 mineral claims for cash consideration of $400.

Since Iguana has not established the commercial feasibility of the mineral claims, the acquisition costs have been expensed.


NOTE 4 - INCOME TAXES

Iguana uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial
and income tax reporting purposes.   During fiscal 2004, and 2003, Iguana
incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $384,000 at August 31, 2004, and will expire in the years 2022 through 2024.

At August 31, 2004, deferred tax assets consisted of the following:

          Deferred tax assets
            Net operating losses          $ 118,210
            Less:  valuation allowance     (118,210)
                                           --------
          Net deferred tax asset          $      0
                                           ========

NOTE 5 - COMMON STOCK

Effective June 14, 2004, Iguana effected a 3.3:1 forward stock split, increased the amount of authorized shares to two hundred million (200,000,000), and reauthorized the par value of $.001 per share of common stock. All share and per share amounts reflected in these financial statements have been adjusted as if the split were effective on the first day of the first period presented.

During fiscal 2002, Iguana sold 34,828,200 shares of common stock to investors for $53,700 of cash.

On May 27, 2004, Iguana acquired 100% of the issued and outstanding shares of Integrated Security Technologies, Inc. ("Integrated') in exchange for 15,258,797 shares of Iguana's common stock. In a separate agreement, the majority shareholder of ISTI purchased 19,800,000 shares of Iguana from Iguana's then majority shareholder. The total Iguana shares owned by ISTI shareholders immediately following the merger was 35,058,797. The acquisition was considered a reverse merger. In April 2005, all parties involved agreed to unwind the May 27, 2004 transaction as if it never occurred. All 35,058,797 Iguana shares issued to Integrated and its Officers were returned to Iguana and canceled and the ISTI shares were returned to the ISTI shareholders. The statement of stockholders equity reflects the cancellation of the 19,800,000, but treats the 15,258,797 as if it were never issued.

During fiscal 2004, Iguana sold 550,000 shares of common stock for $275,000. In connection with the sale, Iguana issued 1,752,941 shares of common stock to the placement agent for fees associated with the stock sale.

During fiscal 2004, Iguana's majority shareholder agreed to contribute $18,991 owed to them to Iguana's paid in capital.


NOTE 6 - COMMITMENTS

Iguana's principal office is in the office of Iguana's president pursuant to a verbal agreement on a rent-free month-to-month basis.

ITEM  8A.     CONTROLS  AND  PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31,2004. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our fiscal year ended August 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

Our executive officers and directors and their respective ages as of April 13, 2005 are as follows:

DIRECTORS:

Name  of  Director               Age
----------------------          -----
Murray  Fleming                  42
Randy  White                     37


EXECUTIVE  OFFICERS:

Name  of  Officer                Age       Office
--------------------            -----      -------
Murray  Fleming                  42        President and Chief Executive Officer


Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.


MURRAY FLEMING is our president and a director.   Currently Mr. Fleming commits
approximately  10  hours  per  week  to  our  operations.

In September, 2003 to present, Mr. Fleming started a proprietorship called the Catalyst Shareholder Services Company which provides a range of services to emerging companies, public and private, in the energy and resource markets, which choose to outsource their investor relations requirements. From August, 2000 to September, 2003 Mr. Fleming was an Account Consultant for Bell West, a subsidiary of Bell Canada which is Canada's largest telecommunications company. Mr. Fleming was a Bell President's Club Winner, achieving the highest year over year increase in billed revenues in the Company. From October 1998 to December 1999 Mr. Fleming was a regional manager in Western Canada for Teleglobe Business Solutions Inc. At this time Teleglobe, Inc. was the third largest international telecommunications carrier in the world. From April 1995 to October 1998 Mr. Fleming was a manager in the engineering and construction market for Fonorola Ltd in Vancouver British Columbia. FONOROLA, in partnership with CN & CP Rail, built the first fibre-optic network in Canada. The Company was acquired by Sprint Canada in 1998 for $1.8 Billion dollars. Mr. Fleming holds a Bachelor of Arts Degree in Economics from the University of Victoria in British Columbia.

Mr. Murray Fleming does not have any formal training as a geologist or in the technical aspects of management of a mineral exploration company. He lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, Mr. Fleming may not be fully aware of the specific requirements related to working within this industry. His decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use.

RANDY WHITE is a director. Currently Mr. White commits approximately 10 hours per week to our operations. Mr. White is a real estate property developer and financial investor. His background is in residential and commercial real estate development and enterprise management. Mr. White has over fifteen years experience developing commercial and residential real estate. From 1995 to 1998 Mr. White was a co-owner of Ocean Pacific Developments, Inc., Vancouver BC. Mr. White was responsible for the financing of development projects and the management of such developments from conception to completion. Ocean Pacific Developments, Inc. developed residential and commercial real estate in the Greater Vancouver area. His expertise in property development and financing has lead to the establishment of his own investment enterprise - Stratus Investments Group, Inc.

As founder and President of Stratus Investments Group in 1999, a private investment enterprise, Mr. White has successfully managed an array of investment activities including: all types of mortgage financing, bridge financing in real estate development and corporate finance for public companies. Mr. White is currently the President of Stratus Investments Group, Inc. and the company continues to operate in the same capacity since the date of incorporation.

Mr. Randy White does not have any formal training as a geologist or in the technical aspects of management of a mineral exploration company. He lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, Mr. White may not be fully aware of the specific requirements related to working within this industry. His decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use.

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

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities ("Reporting Persons"), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such reports received by it, and written representations from certain Reporting Persons that no other reports were required for those persons, we believe that, during the year ended August 31, 2004, the Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM  10.     EXECUTIVE  COMPENSATION.

SUMMARY  COMPENSATION  TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the period from our inception through August 31, 2004.

                             ANNUAL COMPENSATION                        LONG TERM COMPENSATION
                             -------------------                        ----------------------
                                                               RESTRICTED           LTIP
                                                   OTHER ANNUAL  STOCK   OPTIONS/* PAYOUTS   ALL OTHER
NAME             TITLE      YEAR   SALARY   BONUS  COMPENSATION  AWARDED  SARS (#)   ($)    COMPENSATION
------------  ------------  -----  -------  -----  ------------  -------  --------   ---    ------------

              President,    2004     $0       0          0          0        0        0           0
Murray        and Director  2003     $0       0          0          0        0        0           0
Fleming                     2002     $0       0          0          0        0        0           0
------------  ------------  -----  -------  -----  ------------  -------  --------   ---    ------------
                            2004     $0       0          0          0        0        0           0
Randy                       2003     $0       0          0          0        0        0           0
White         Director      2002     $0       0          0          0        0        0           0
------------  ------------  -----  -------  -----  ------------  -------  --------   ---    ------------


STOCK OPTION GRANTS

We did not grant any stock options to the executive officers or directors from inception through August 31, 2004. We have also not granted any stock options to the executive officers since our inception.

EXERCISES  OF  STOCK  OPTIONS  AND  YEAR-END  OPTION  VALUES

No stock options were exercised by our officers, directors or employees during the financial year ended August 31, 2004. No stock options have been exercised since August 31, 2004.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 31, 2004 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                                      Name and address            Number of Shares      Percentage of
Title of class                      of beneficial owner           of Common Stock      Common Stock (1)
DIRECTORS AND EXECUTIVE OFFICERS

Common Stock                        Murray Fleming                     0 shares                0%
                                    Director, President and Chief
                                    Executive Officer,

Common Stock                        Randy White                        0 shares                0%
                                    Director
                                    502 499 Drake St. Vancouver BC
                                    V6B 1B1

Common Stock                        All Officers and Directors         0 shares                0%
                                    as a Group (2 persons)

(1)     Based  on  17,331,141shares  of  our  common stock issued and outstanding as of August 31, 2004. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote  or  the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person  has  the  right  to  acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which  the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is  deemed  to  include  the  amount of shares beneficially owned by such person (and only such person) by reason of these acquisition  rights.  As  a  result,  the  percentage  of outstanding shares of any person as shown in this table does not necessarily  reflect  the  person's  actual ownership or voting power with respect to the number of shares of common stock actually  outstanding  on  August  31,  2004.



SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

                                        EQUITY COMPENSATION PLANS
---------------   -------------------------      -------------------   -----------------------------------
PLAN CATEGORY     NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE      NUMBER OF SECURITIES REMAINING
                  ISSUED UPON EXERCISE OF        EXERCISE PRICE OF     AVAILABLE FOR ISSUANCE UNDER
                  OUTSTANDING OPTIONS,           OUTSTANDING           EQUITY COMPENSATION PLANS
                  WARRANTS AND RIGHTS            OPTIONS, WARRANTS     (EXCLUDING SECURITIES REFLECTED IN
                                                 AND RIGHTS            COLUMN (A))
                          (A)                           (B)                           (C)
---------------   -------------------------      -------------------   -----------------------------------
Equity
Compensation
Plans approved by
security holders           N/A                         N/A                              N/A
---------------   -------------------------      -------------------   -----------------------------------
Equity
Compensation
Plans not
approved by
security holders           N/A                         N/A                              N/A
---------------   -------------------------      -------------------   -----------------------------------
Total                       -                           -                                 -
---------------   -------------------------      -------------------   -----------------------------------


ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

     -    Any  of  our  directors  or  officers;
     -    Any  person  proposed  as  a  nominee  for  election  as  a  director;
     - Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
     -    Any  of  our  promoters;  and
     - Any relative or spouse of any of the foregoing persons who has the same house as such person.

Mr. Michael L. Young, our former president, chief executive officer, and director, acquired 19,800,000 shares of our common stock in his own name at a price of $0.001 per share on May 30, 2002. Mr. Young paid a total purchase price of $6,000 for these shares. These shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Act. This issuance was made to Mr. Young who is a sophisticated individual and, by way of his positions as president and chief executive officer, is in a position of access to relevant and material information regarding our operations.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(A)     EXHIBITS AND INDEX OF EXHIBITS

EXHIBIT NUMBER     DESCRIPTION OF EXHIBIT
--------------     ----------------------
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


(B)     REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the last quarter of our fiscal year ended August 31, 2004.

No  reports  on  Form  8-K  have  been  filed  since  August  31,  2004.

ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.


AUDIT  FEES

The aggregate fees billed for the fiscal years ended August 31, 2004 and August 31, 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were estimated at $4,955 and $3,624, respectively.

AUDIT  RELATED  FEES

None.

TAX  FEES

None.

ALL  OTHER  FEES

None.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


IGUANA  VENTURES  LTD.


By:  /s/  Randy  White
     -------------------------------------------------
     Randy White, Director and Chief Executive Officer
     Date:  May  27,  2005



By:  /s/  Murray  Fleming
     -------------------------------------------------
     Murray  Fleming,  President  and  Director
     Date:  May  27,  2005