Form 10QSB
period 2004-11-30
Integrated Security Technologies, Inc.
filed 2005-07-12
CIK 1176309

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


   [X]     Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities
                              Exchange Act Of 1934

                For the quarterly period ended NOVEMBER 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,331,141 shares of Common Stock with a par value of $0.001 per share outstanding as of June 7, 2005

Transitional Small Business Disclosure Format (check one): Yes  [ ]   NO  [X]

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.



                              IGUANA VENTURES LTD
                         (AN EXPLORATION STAGE COMPANY)
                                  BALANCE SHEET
                                NOVEMBER 30, 2004
                                  (UNAUDITED)


                                     ASSETS
Total assets:                                             $                 -
                                                          ====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Total liabilities                                         $                 -

Commitments                                                                 -

Stockholders' equity:

  Common stock, par value $.001, 200,000,000 shares
    authorized; 17,331,141 shares issued and outstanding               17,331
  Paid in capital                                                     330,360
  Other comprehensive loss                                                (16)
  Deficit accumulated during the exploration stage                   (347,675)
                                                          --------------------

    Total stockholders' equity                                              -
                                                          --------------------

    Total liabilities and stockholders' equity            $                 -
                                                          ====================


                              IGUANA VENTURES LTD.
                         (AN EXPLORATION STAGE COMPANY)
                             STATEMENTS OF EXPENSES
               THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003, AND
        PERIOD FROM APRIL 12, 2002 (INCEPTION) THROUGH NOVEMBER 30, 2004
                                   (UNAUDITED)


                                                     Inception
                                                      through
                            2004          2003         2004
                         -----------  ------------  ----------
OPERATING EXPENSES       $         -  $     1,697   $ 347,765
                         -----------  ------------  ----------

NET LOSS                 $         -  $    (1,697)  $(347,765)
                         ===========  ============  ==========

BASIC AND DILUTED NET
  LOSS PER COMMON SHARE  $         -  $     (0.00)
                         ===========  ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING             17,331,141   34,828,200
                         ===========  ============



                               IGUANA VENTURES LTD
                         (AN EXPLORATION STAGE COMPANY)
                             STATEMENTS OF CASH FLOW
               THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003, AND
        PERIOD FROM APRIL 12, 2002  (INCEPTION) THROUGH NOVEMBER 30, 2004
                                   (UNAUDITED)


                                                                  Inception
                                                                  through
                                                2004     2003       2004
                                                -----  --------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                      $   -  $(1,697)  $(347,675)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Changes in:
      Accounts payable                              -   (1,589)     10,929
      Due to shareholder                            -    3,301       8,062
                                                -----  --------  ----------

    Net cash used in operating activities           -       15    (328,684)
                                                -----  --------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock for cash                 -        -     328,700

    Net cash provided by financing activities       -        -     328,700
                                                -----  --------  ----------

EFFECT OF EXCHANGE RATE ON CASH                     -        -         (16)
                                                -----  --------  ----------

NET CHANGE IN CASH                                  -       15           -
CASH AND CASH EQUIVALENTS, beginning of period      -    1,014           -
                                                -----  --------  ----------

CASH AND CASH EQUIVALENTS, end of period        $   -  $ 1,029   $       -
                                                =====  ========  ==========

                              IGUANA VENTURES LTD.
                         (AN EXPLORATION STAGE COMPANY)
                                NOVEMBER 30, 2004
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Iguana Ventures Ltd. ("Iguana") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Iguana's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2004 as reported in the 10-KSB have been omitted.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING  STATEMENTS

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Iguana's capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of natural resources, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Iguana files with the SEC, including Iguana's Annual Report on Form 10-KSB for the year ended August 31, 2004. These factors may cause Iguana's actual results to differ materially from any forward-looking statement. Iguana disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

RESULTS  OF  OPERATIONS  FOR  PERIOD  ENDING  NOVEMBER  30,  2004

We did not earn any revenues during the period ending November 30, 2004. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

We incurred no operating expenses for the three months ended November 30, 2004 compared to $1,697 for the three months ended November 30, 2003. The expenses in 2003 included transfer agent fees and sundry expenses. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to our beginning of the geological exploration program on the Salsa mineral claims and the professional fees to be incurred in complying with the reporting requirements under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

We have no cash or working capital as of November 30, 2004. We estimate the geological exploration program will cost approximately $7,000. Our working capital is insufficient to pay for the costs of our exploration programs. Our directors have made an oral commitment to provide adequate funding to enable us to complete the exploration programs. However, our directors are under no legal obligation to do so.

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

ITEM 6.     REPORTS ON FORM 8-K.

We did not file any Current Reports on Form 8-K during our fiscal quarter ended November 30, 2004.

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