Form 10QSB
period 2005-02-28
Integrated Security Technologies, Inc.
filed 2005-07-13
CIK 1176309

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


   [X]     Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities
                              Exchange Act Of 1934

                For the quarterly period ended FEBRUARY 28, 2005

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

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.




                              IGUANA VENTURES LTD
                         (AN EXPLORATION STAGE COMPANY)
                                  BALANCE SHEET
                                FEBRUARY 28, 2005
                                  (UNAUDITED)


                                     ASSETS

Total assets:                                             $              -
                                                          =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Total liabilities                                         $              -

Commitments                                                              -

Stockholders' equity:

  Common stock, par value $.001, 200,000,000 shares
    authorized; 17,331,141 shares issued and outstanding            17,331
  Paid in capital                                                  330,360
  Other comprehensive loss                                             (16)
  Deficit accumulated during the exploration stage                (347,675)
                                                          -----------------

    Total stockholders' equity                                           -
                                                          -----------------

    Total liabilities and stockholders' equity            $              -
                                                          =================


                                   IGUANA VENTURES LTD.
                              (AN EXPLORATION STAGE COMPANY)
                                 STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED FEBRUARY 28, 2005 AND 2004, AND
             PERIOD FROM APRIL 12, 2002 (INCEPTION) THROUGH FEBRUARY 28, 2005
                                       (UNAUDITED)



                            Three Months Ended       Six Months Ended          Inception
                                                                                through
                            2005          2004         2005          2004         2005
                         -----------  ------------  -----------  ------------  ----------
OPERATING EXPENSES       $         -  $     5,339   $         -  $     7,036   $ 347,765
                         -----------  ------------  -----------  ------------  ----------

NET LOSS                 $         -  $    (5,339)  $         -  $    (7,036)  $(347,765)
                         ===========  ============  ===========  ============  ==========

BASIC AND DILUTED NET
  LOSS PER COMMON SHARE  $         -  $     (0.00)  $         -  $     (0.00)
                         ===========  ============  ===========  ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING             17,331,141   34,828,200    17,311,141   34,828,200
                         ===========  ============  ===========  ============


                               IGUANA VENTURES LTD
                         (AN EXPLORATION STAGE COMPANY)
                             STATEMENTS OF CASH FLOW
                SIX MONTHS ENDED FEBRUARY 28, 2005 AND 2004, AND
        PERIOD FROM APRIL 12, 2002  (INCEPTION) THROUGH FEBRUARY 28, 2005
                                   (UNAUDITED)


                                                                  Inception
                                                                   through
                                                2005     2004       2005
                                                -----  --------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                      $   -  $(7,036)  $(347,675)
  Adjustments to reconcile net loss to net
    cash used in operating activities:

    Changes in:
      Prepaid expense                               -      (67)     10,929
      Accounts payable                              -    1,812       8,062
                                                -----  --------  ----------

    Net cash used in operating activities           -   (5,291)   (328,684)
                                                -----  --------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Shareholder advances                              -    4,517
  Issuance of common stock for cash                 -        -     328,700
                                                -----  --------  ----------

    Net cash provided by financing activities       -    4,517     328,700
                                                -----  --------  ----------

EFFECT OF EXCHANGE RATE ON CASH                     -                  (16)
                                                -----  --------  ----------

NET CHANGE IN CASH                                  -     (774)          -
CASH AND CASH EQUIVALENTS, beginning of period      -    1,014           -
                                                -----  --------  ----------

CASH AND CASH EQUIVALENTS, end of period        $   -  $   240   $       -
                                                =====  ========  ==========

                              IGUANA VENTURES LTD.
                         (AN EXPLORATION STAGE COMPANY)
                                FEBRUARY 28, 2005
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

RESULTS  OF  OPERATIONS  FOR  PERIOD  ENDING  FEBRUARY  28,  2005

We did not earn any revenues during the period ending February 28, 205. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

We incurred no operating expenses for the three and six months ended February 28, 2005 compared to $5,339 and $7,036 for the three and six months ended February 29, 2004. The 2004 expenses are primarily professional fees. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to our beginning of the geological exploration program on the Salsa mineral claims and the professional fees to be incurred in complying with the reporting requirements under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

We have no cash or working capital as of February 28, 2005. We estimate the geological exploration program will cost approximately $7,000. Our working capital is insufficient to pay for the costs of our exploration programs. Our directors have made an oral commitment to provide adequate funding to enable us to complete the exploration programs. However, our directors are under no legal obligation to do so.

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

ITEM 6.     REPORTS ON FORM 8-K.

We did not file any Current Reports on Form 8-K during our fiscal quarter ended February 28, 2005.

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