Form 10QSB
period 2005-05-31
Integrated Security Technologies, Inc.
filed 2005-07-26
CIK 1176309

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

                   For the quarterly period ended MAY 31, 2005

[ ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

                        Commission File Number 000-50298


                    INTEGRATED SECURITIES TECHNOLOGIES, INC.
                   -----------------------------------------
                 (Name of small business issuer in its charter)


            NEVADA                                     98-0376008
-------------------------------            ----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


SUITE 1500, 885 WEST GEORGIA STREET
VANCOUVER, B.C., CANADA                                    V6C 3E8
----------------------------------------                 ----------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,331,141 shares of Common Stock with a par value o $0.001 per share outstanding as of July 22, 2005.

Transitional Small Business Disclosure Format (check one): Yes  [ ]   NO  [X]

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.




                      INTEGRATED SECURITIES TECHNOLOGIES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                                  BALANCE SHEET
                                  MAY 31, 2005
                                  (UNAUDITED)


                                     ASSETS
Current assets:                                              $                -
                                                             ===================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
  Accounts payable                                           $              248
  Due to related party                                                   26,865
                                                             -------------------
    Total liabilities                                                    27,113
                                                             -------------------

Commitments                                                                   -

Stockholders' deficit:

  Common stock, par value $.001, 200,000,000 shares
    authorized; 17,331,141 shares issued and outstanding                 17,331
  Paid-in capital                                                       330,360
  Other comprehensive income                                                (16)
  Deficit accumulated during the exploration stage                     (374,788)
                                                             -------------------

    Total stockholders' deficit                                         (27,113)
                                                             -------------------

    Total liabilities and stockholders' deficit              $                -
                                                             ===================


                            INTEGRATED SECURITIES TECHNOLOGIES, INC.
                                (AN EXPLORATION STAGE COMPANY)
                                    STATEMENTS OF EXPENSES
                    THREE AND NINE MONTHS ENDED MAY 31, 2005 AND 2004, AND
                 PERIOD FROM APRIL 12, 2002 (INCEPTION) THROUGH MAY 31, 2005
                                         (UNAUDITED)


                                                                                    Inception
                               Three Months Ended           Nine Months Ended        through
                               2005          2004          2005          2004         2005
                           ------------  ------------  ------------  ------------  ----------
OPERATING EXPENSES         $    27,113   $       460   $    27,113   $     7,496   $ 374,788
                           ------------  ------------  ------------  ------------  ----------

NET LOSS                       (27,113)         (460)      (27,113)       (7,496)   (374,788)

Other comprehsive loss
  Effect of exchange rate            -           (16)            -           (16)        (16)
                           ------------  ------------  ------------  ------------  ----------

TOTAL COMPREHENSIVE LOSS   $   (27,113)  $      (476)  $   (27,113)  $    (7,512)  $(374,804)
                           ============  ============  ============  ============  ==========

BASIC AND DILUTED NET
  LOSS PER COMMON SHARE    $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
                           ============  ============  ============  ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING               17,331,141    33,967,330    17,331,141    34,539,149
                           ============  ============  ============  ============


                     INTEGRATED SECURITIES TECHNOLOGIES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                             STATEMENTS OF CASH FLOW
                  NINE MONTHS ENDED MAY 31, 2005 AND 2004, AND
          PERIOD FROM APRIL 12, 2002  (INCEPTION) THROUGH MAY 31, 2005
                                   (UNAUDITED)


                                                                      Inception
                                                                       through
                                                  2005       2004       2005
                                                ---------  --------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                      $(27,113)  $(7,496)  $(374,788)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Changes in:
      Accounts payable                               248     1,813         248
                                                ---------  --------  ----------

    Net cash used in operating activities        (26,865)   (5,683)   (374,540)
                                                ---------  --------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Shareholder advances                            26,865     4,685      26,865
  Issuance of common stock for cash                    -         -     328,700
  Contributions to paid in capital                     -         -      18,991
                                                ---------  --------  ----------

    Net cash provided by financing activities     26,865     4,685     374,556
                                                ---------  --------  ----------

EFFECT OF EXCHANGE RATE ON CASH                        -       (16)        (16)
                                                ---------  --------  ----------

NET CHANGE IN CASH                                     -    (1,014)          -

CASH AND CASH EQUIVALENTS, beginning of period         -     1,014           -
                                                ---------  --------  ----------

CASH AND CASH EQUIVALENTS, end of period        $      -   $     -   $       -
                                                =========  ========  ==========


                     INTEGRATED SECURITIES TECHNOLOGIES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                                  MAY 31, 2005
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Integrated Securities Technologies, Inc. ("Integrated") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Integrated's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2004 as reported in the 10-KSB have been omitted.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 FORWARD-LOOKING  STATEMENTS

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Integrated's capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of natural resources, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Integrated files with the SEC, including Integrated's Annual Report on Form 10-KSB for the year ended August 31, 2004. These factors may cause Integrated's actual results to differ materially from any forward-looking statement. Integrated disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

We were incorporated on April 12, 2002, under the laws of the State of Nevada.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own four mineral claims that we refer to as the Saucy mineral claims and six mineral claims that we refer to as the Salsa mineral claims. The Saucy and Salsa mineral claims are located adjacent to each other in the Province of British Columbia, Canada. Both the Saucy and the Salsa mineral claims are held in the name of our wholly owned subsidiary, Integrated Securities Technologis, Inc. Further exploration of these mineral claims is required before a final determination as to their viability can be made. No commercially viable mineral deposit may exist on our mineral claims. Our plan of operations is to carry out exploration work on these claims in order to ascertain whether they possess deposits of gold, copper or silver. We can provide no assurance that our mineral claims contain a mineral deposit until appropriate exploratory work is done and an evaluation based on that work concludes further work programs are justified. At this time, we have no known reserves on our mineral claims.

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

RESULTS  OF  OPERATIONS  FOR  PERIOD  ENDING  MAY  31,  2005

We did not earn any revenues during the period ending May 31, 2005. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

We incurred operating expenses of $27,113 for the three and nine months ended May 31, 2005 compared to $460 and $7,496 for the three and nine months ended May 31, 2004, respectively. The expenses for all periods are primarily professional fees. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to our beginning of the geological exploration program on the Salsa mineral claims and the professional fees to be incurred in complying with the reporting requirements under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

We have no cash and a negative working capital of $27,113 as of May 31, 2005. We estimate the geological exploration program will cost approximately $7,000. Our working capital is insufficient to pay for the costs of our exploration programs. Our directors have made an oral commitment to provide adequate funding to enable us to complete the exploration programs. However, our directors are under no legal obligation to do so.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

ITEM 3.     CONTROLS AND PROCEDURES.

Integrated has adopted and implemented internal disclosure controls and procedures designed to provide reasonable assurance that all reportable information will be recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Under the supervision and with the participation of Integrated's management, including Integrated's Chief Executive Officer and Chief Financial Officer, Integrated has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the fiscal quarter covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in Integrated's internal controls or in other factors during or since the end of the fiscal quarter covered by this report that have had a material effect or are reasonably likely to have a material effect on internal controls subsequent to the end of the fiscal quarter covered by this report.

ITEM 6.     REPORTS ON FORM 8-K.

We did not file any Current Reports on Form 8-K during our fiscal quarter ended May 31, 2005.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED SECURITIES TECHNOLOGIES, INC.

Date:    July 25, 2005


By:     /s/ Randy White
        ---------------
        Randy White
        Director

By:     /s/ Murray Fleming
        ------------------
        Murray Fleming
        President and Director