Form 10QSB/A
period 2004-11-30
Integrated Security Technologies, Inc.
filed 2005-07-28
CIK 1176309

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A


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
                    ----------------------------------------
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
                                                          ====================


                    Integrated Securities Technologies, Inc.
                         (AN EXPLORATION STAGE COMPANY)
                             STATEMENTS OF EXPENSES
               THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003, AND
        PERIOD FROM APRIL 12, 2002 (INCEPTION) THROUGH NOVEMBER 30, 2004
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
                                                =====  ========  ==========

                    Integrated Securities Technologies, Inc.
                         (AN EXPLORATION STAGE COMPANY)
                                NOVEMBER 30, 2004
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING  STATEMENTS

The information in this Quarterly Report on Form 10-QSB/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of
 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Integrated's capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of natural resources, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Integrated files with the SEC, including Integrated's Annual Report on Form 10-KSB for the year ended August 31, 2004. These factors may cause Integrated's actual results to differ materially from any forward-looking statement. Integrated disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The i nformation constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Integrated Securities Technologies, Inc.

Date:  June 7, 2005


By:     /s/ Randy White
        -----------------------
        Randy White
        President and Director