Form 10QSB/A
period 2004-05-31
Integrated Security Technologies, Inc.
filed 2005-07-29
CIK 1176309

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
                                                          ================


                          INTEGRATED SECURITIES TECHNOLOGIES, INC.
                               (AN EXPLORATION STAGE COMPANY)
                             CONSOLIDATED STATEMENTS OF EXPENSES
                   THREE AND NINE MONTHS ENDED MAY 31, 2004 AND 2003, AND
                 PERIOD FROM APRIL 12, 2002 (INCEPTION) THROUGH MAY 31, 2004
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
                           ============  ============  ============  ============


                    INTEGRATED SECURITIES TECHNOLOGIES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  NINE MONTHS ENDED MAY 31, 2004 AND 2003, AND
          PERIOD FROM APRIL 12, 2002  (INCEPTION) THROUGH MAY 31, 2004
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
                                                ========  =========  =========

                    INTEGRATED SECURITIES TECHNOLOGIES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

NOTE 2- COMMON STOCK

On May 27, 2004, Integrated acquired 100% of the issued and outstanding shares of Integrated Security Technologies, Inc. ("Integrated') in exchange for 15,258,797 shares of Integrated's common stock. In a separate agreement, the majority shareholder of ISTI purchased 19,800,000 shares of Integrated from Integrated's then majority shareholder. The total Integrated shares owned by ISTI shareholders immediately following the merger was 35,058,797. The acquisition was considered a reverse merger. In April 2005, all parties involved agreed to unwind the May 27, 2004 transaction as if it never occurred. All 35,058,797 Integrated shares issued to Integrated and its Officers will be returned to Integrated and canceled and the ISTI shares will be returned to the ISTI shareholders.


NOTE 3 - SUBSEQUENT EVENTS

Effective June 14, 2004, Integrated effected a 3.3:1 forward stock split, increased the amount of authorized shares to two hundred million (200,000,000), and reauthorized the par value of $.001 per share of common stock. All share and per share amounts in these financial statements have been adjusted as if the split occurred on the first day of the first period presented.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING  STATEMENTS

The information in this Quarterly Report on Form 10-QSB/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Integrated's capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of natural resources, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Integrated files with the SEC, including Integrated's Annual Report on Form 10-KSB for the year ended August 31, 2003. These factors may cause Integrated's actual results to differ materially from any forward-looking statement. Integrated disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Integrated Securities Technologies, Inc.

Date:  June 7, 2005


By:     /s/ Randy White
        ---------------
        Randy White
        President and Director