Form 10KSB/A
period 2004-08-31
Integrated Security Technologies, Inc.
filed 2005-07-29
CIK 1176309

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $NIL
                                                                  ----

The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold as of May 27, 2005 was $14,476,783.

AS  OF  MAY  27,  2005,  THE ISSUER HAD OUTSTANDING 17,331,141 SHARES OF COMMON
STOCK.

Transitional  Small  Business  Disclosure  Format  (check  one): YES [ ]  NO [X]

                    INTEGRATED SECURITIES TECHNOLOGIES, INC.
                          ANNUAL REPORT ON FORM 10-KSB/A

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

PART I

Certain statements contained in this Form 10-KSB/A constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements, identified by words such as "plan", "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB/A. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission ("SEC"), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this annual report, the terms "we", "us", "our", and "our company" mean Integrated Securities Technologies, Inc. unless otherwise indicated. All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

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

Mr. Randy White, our President and Director, does not have any formal training as geologists or in the technical aspects of management of a mineral exploration company. Our management lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

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

Mr. Randy White, our president, provides his management services to a number of companies. Because we are in the early stages of our business, Mr. Fleming will not be spending a significant amount of time on our business. Mr. Fleming expects to expend approximately ten hours per week on our business. Competing demands on Mr. Fleming's time may lead to a divergence between his interests and the interests of other shareholders.

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

     Consolidated Statements of Cash Flows                                 F-6

     Consolidated Statement of Stockholders' Equity                        F-7

     Notes to Consolidated Financial Statements                            F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
     Integrated Securities Technologies, Inc.
     (An Exploration Stage Company)
     Vancouver, British Columbia, Canada


We have audited the accompanying balance sheet of Integrated Securities Technologies, Inc. as of August 31, 2004, and the related statements of expenses, changes in stockholders' equity, and cash flows for year ended August 31, 2004 and the period from August 12, 2002 (Inception) through August 31, 2004. The financial statements for the period August 12, 2002 (inception) through August 31, 2003, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period August 12, 2002 (inception) through August 31, 2003, include total revenues and net loss of $0 and $65,179, respectively. Our opinion on the statements of expenses, stockholders' equity, and cash flows for the period August 12, 2002 (inception) through August 31, 2004, insofar as it relates to amounts for prior periods through August 31, 2003, is based solely on the report of other auditors. These financial statements are the responsibility of Integrated's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated, as of August 31, 2004, and the results of its expenses and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Integrated will continue as a going concern. As discussed in note 2 to the financial statements, Integrated has suffered significant losses and has a net shareholders' deficit at August 31, 2004, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 23, 2005

MORGAN & COMPANY
CHARTERED ACCOUNTANTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Director
Integrated Securities Technologies, Inc.
(An exploration stage company)

We have audited the consolidated statements of loss and deficit accumulated during the exploration stage, cash flows, and stockholders' equity of Integrated Securities Technologies, Inc. (an exploration stage company) for the year ended August 31, 2003, and for the period from April 12, 2002 (date of inception) to August 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the results of Integrated Securities Technologies, Inc.'s operations and cash flows for the year ended August 31, 2003, and for the period from April 12, 2002 (date of inception) to August 31, 2003, in accordance with accounting principles generally accepted in the United States.

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

Vancouver, Canada                                           "Morgan & Company"

November 25, 2003                                         Chartered Accountants

Tel: (604) 687-5841
fax: (604) 687-0075                                P.O. Box 10007 Pacific Centre
www.morgan-cas.com                           Sute 1488 - 700 West Georgia Street
                                                         Vancouver, B.C. V7Y 1A1

                    INTEGRATED SECURITIES TECHNOLOGIES, INC.
                         (AN EXPLORATION STAGE COMPANY)
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
                                                          ===============


                           INTEGRATED SECURITIES TECHNOLOGIES, INC.
                              (AN EXPLORATION STAGE COMPANY)
                           CONSOLIDATED STATEMENTS OF EXPENSES
                   FOR THE YEARS ENDED AUGUST 31, 2004 AND 2003 AND THE
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
                                                ==========  =========  ==========


                                  INTEGRATED SECURITIES TECHNOLOGIES, INC.
                                        (AN EXPLORATION STAGE COMPANY)
                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   For the period from Inception (August 12, 2002)  through August 31, 2004


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
                                   ============  =========  =========  ===================  ======  ==========

                      INTEGRATED SECURITIES TECHNOLOGIES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations. Integrated Securities Technologies, Inc ("Integrated") was incorporated in the State of Nevada, on April 12, 2002.

Integrated has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining claims. Upon location of a commercial mining reserve, Integrated expects to actively prepare the site for its extraction and enter an exploration stage.

Integrated's fiscal year end is August 31st.

Basis of presentation. The consolidated financial statements include the accounts of Integrated and its wholly-owned subsidiary, Canadian subsidiary, Iguana Explorations, Inc. Significant inter-company accounts and transactions have been eliminated.

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

Cash and Cash Equivalents. For purposes of the statement of cash flows, Integrated considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition. Integrated recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. As of August 31, 2004, Integrated has no revenues.

Income taxes. Integrated recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Integrated provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not. Since Integrated has had recurring operating losses since inception and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the deferred tax assets.

Foreign currency. Integrated has the Canadian dollar designated as their functional currency because most transactions are conducted in Canadian dollars. Transactions conducted in the local currency are remeasured to U.S. dollars for reporting purposes using current rates of exchange for assets and liabilities. Income and expense elements are remeasured at average rates that approximate the rates in effect on the transaction dates. Equity transactions are remeasured at historical rates.

Basic and diluted Loss Per Share. Basic loss per share has been computed by dividing net loss by the weighted average number of shares outstanding. There were no options outstanding at August 31, 2004 and 2003. Accordingly, basic and diluted loss per share is the same for all periods presented. Recently issued accounting pronouncements. In December 2004, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation" SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is not expected to have a material impact on the financial statements of Integrated.

Integrated does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on Integrated results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Integrated incurred recurring net losses of $282,496, and $51,153 in fiscal 2004 and 2003 respectively, has an accumulated deficit of $347,675 as of August 31, 2004. These conditions raise substantial doubt as to Integrated's ability to continue as a going concern.
Management is trying to raise additional capital through sales of stock. The financial statements do not include any adjustments that might be necessary if Integrated is unable to continue as a going concern.


NOTE 3 - MINERAL CLAIM INTERESTS

On June 1, 2002, Integrated acquired, by staking, a 100% interest in the Saucy #1 through #4 mineral claims located in British Columbia, Canada for cash consideration of $3,258. In January 2004, Integrated acquired a 100% interest in the Salsa #1 through #6 mineral claims for cash consideration of $400.

Since Integrated has not established the commercial feasibility of the mineral claims, the acquisition costs have been expensed.


NOTE 4 - INCOME TAXES

Integrated uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2004, and 2003, Integrated incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $384,000 at August 31, 2004, and will expire in the years 2022 through 2024.

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

During fiscal 2002, Integrated sold 34,828,200 shares of common stock to investors for $53,700 of cash.

On May 27, 2004, Integrated acquired 100% of the issued and outstanding shares of Integrated Security Technologies, Inc. ("Integrated') in exchange for 15,258,797 shares of Integrated's common stock. In a separate agreement, the majority shareholder of ISTI purchased 19,800,000 shares of Integrated from Integrated's then majority shareholder. The total Integrated shares owned by ISTI shareholders immediately following the merger was 35,058,797. The acquisition was considered a reverse merger. In April 2005, all parties involved agreed to unwind the May 27, 2004 transaction as if it never occurred. All 35,058,797 Integrated shares issued to Integrated and its Officers were returned to Integrated and canceled and the ISTI shares were returned to the ISTI shareholders. The statement of stockholders equity reflects the cancellation of the 19,800,000, but treats the 15,258,797 as if it were never issued.

During fiscal 2004, Integrated sold 550,000 shares of common stock for $275,000. In connection with the sale, Integrated issued 1,752,941 shares of common stock to the placement agent for fees associated with the stock sale.

During fiscal 2004, Integrated's majority shareholder agreed to contribute $18,991 owed to them to Integrated's paid in capital.


NOTE 6 - COMMITMENTS

Integrated's principal office is in the office of Integrated's president pursuant to a verbal agreement on a rent-free month-to-month basis.

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


RANDY WHITE is our president and a director.   Currently Mr. Fleming commits
approximately  10  hours  per  week  to  our  operations.

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

                             ANNUAL COMPENSATION                        LONG TERM COMPENSATION
                             -------------------                        ----------------------
                                                               RESTRICTED           LTIP
                                                   OTHER ANNUAL  STOCK   OPTIONS/* PAYOUTS   ALL OTHER
NAME             TITLE      YEAR   SALARY   BONUS  COMPENSATION  AWARDED  SARS (#)   ($)    COMPENSATION
------------  ------------  -----  -------  -----  ------------  -------  --------   ---    ------------

                            2004     $0       0          0          0        0        0           0
Randy         President,    2003     $0       0          0          0        0        0           0
White         and Director  2002     $0       0          0          0        0        0           0
------------  ------------  -----  -------  -----  ------------  -------  --------   ---    ------------


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

                                      Name and address            Number of Shares      Percentage of
Title of class                      of beneficial owner           of Common Stock      Common Stock (1)
DIRECTORS AND EXECUTIVE OFFICERS

Common Stock                        Randy White                        0 shares                0%
                                    President and Director
                                    502 499 Drake St. Vancouver BC
                                    V6B 1B1

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

ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.


AUDIT  FEES

The aggregate fees billed for the fiscal years ended August 31, 2004 and August 31, 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB/A or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were estimated at $4,955 and $3,624, respectively.

AUDIT  RELATED  FEES

None.

TAX  FEES

None.

ALL  OTHER  FEES

None.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INTEGRATED SECURITIES TECHNOLOGIES, INC.


By:  /s/  Randy  White
     -------------------------------------------------
     Randy White, President and Director
     Date:  May  27,  2005