Form 10QSB/A
period 2005-02-28
Integrated Security Technologies, Inc.
filed 2005-07-29
CIK 1176309

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
                                                          =================


                         INTEGRATED SECURITIES TECHNOLOGIES, INC.
                              (AN EXPLORATION STAGE COMPANY)
                                 STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED FEBRUARY 28, 2005 AND 2004, AND
             PERIOD FROM APRIL 12, 2002 (INCEPTION) THROUGH FEBRUARY 28, 2005
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