Form 10KSB
period 2005-08-31
Integrated Security Technologies, Inc.
filed 2005-11-04
CIK 1176309

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

                    For the fiscal year ended AUGUST 31, 2005

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934


COMMISSION FILE NUMBER   000-50298
                       -------------

                     INTEGRATED SECURITY TECHNOLOGIES, INC.
                     --------------------------------------
                 (Name of small business issuer in its charter)


             NEVADA                                 98-0376008
 -------------------------------       ----------------------------------
  (State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization)


SUITE 1500, 885 WEST GEORGIA ST. VANCOUVER, B.C., CANADA          V6C 3E8
--------------------------------------------------------         ----------
      (Address of principal executive offices)                   (Zip Code)


      778-322-7165
-------------------------
Issuer's telephone number


Securities registered under Section 12(b) of the
Exchange Act:                                        NONE.
                                                     -----

Securities registered under Section 12(g) of the
Exchange Act:                                        COMMON STOCK,
                                                     -------------
                                                     PAR VALUE $0.001 PER SHARE.
                                                     ---------------------------

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

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $NIL
                                                                  ----

The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold as of October 28, 2005 was $4,508,460.

 As of October 28, 2005, the issuer had outstanding 18,475,551 shares of Common Stock.

Transitional  Small  Business  Disclosure  Format (check one): YES      NO    X
                                                                   ----    -----

                     INTEGRATED SECURITY TECHNOLOGIES, INC.
                          ANNUAL REPORT ON FORM 10-KSB

                                      INDEX

                                                                            PAGE
PART I

Item 1.     Description Of Business.                                         4

Item 2.     Description Of Property.                                        11

Item 3.     Legal Proceedings.                                              11

Item 4.     Submission Of Matters To A Vote Of Security Holders.            11


PART II

Item 5.     Market For Common Equity And Related Stockholder Matters.       11

Item 6.     Management's Discussion And Analysis Or Plan Of Operation.      12

Item 7.     Financial Statements.                                           15

Item 8A.    Controls and Procedures.                                        24


PART III

Item 9.     Directors, Executive Officers, Promoters And Control Persons;
            Compliance With Section 16(a) Of The Exchange Act.              25

Item 10.    Executive Compensation.                                         26

Item 11.    Security Ownership Of Certain Beneficial Owners And Management
            and Related Stockholder Matters.                                27

Item 12.    Certain Relationships And Related Transactions.                 28

Item 13.    Exhibits And Reports On Form 8-K.                               29

Item 14.    Principal Accountant Fees and Services.                         30

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

As used in this annual report, the terms "we", "us", "our", and "our company" mean Integrated Security Technologies, Inc. unless otherwise indicated. All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

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

FRACTURE A break in the rock, the opening of which affords the opportunity for entry of mineral-bearing solutions. A "cross fracture" is a minor break extending at more-or-less right angles to the direction of the principal fractures.

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


RESERVE For the purposes of this annual report: that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. Reserves consist of:

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

The Saucy mineral claims were recorded with the Ministry of Energy and Mines for the Province of British Columbia, Canada under the following names and claim numbers:


NAME OF MINERAL CLAIM     TENURE NUMBER   EXPIRY DATE
SAUCY #1                      393633     June 4, 2006
SAUCY #2                      393634     June 4, 2006
SAUCY #3                      393635     June 4, 2006
SAUCY #4                      393636     June 4, 2006


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

EMPLOYEES

We have no employees as of the date of this Annual Report other than our sole officer, Randy White. We conduct our business largely through agreements with consultants and arms-length third parties.

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

RISKS  RELATED  TO  OUR  FINANCIAL  CONDITION  AND  BUSINESS  MODEL

BECAUSE OUR SOLE EXECUTIVE OFFICER DOES NOT HAVE FORMAL TRAINING SPECIFIC TO THE TECHNICALITIES OF MINERAL EXPLORATION, THERE IS A HIGHER RISK OUR BUSINESS WILL FAIL

Mr. Randy White, our sole officer and director, does not have any formal training as a geologist or in the technical aspects of management of a mineral exploration company. Our management lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

WE HAVE YET TO ATTAIN PROFITABLE OPERATIONS AND BECAUSE WE WILL NEED ADDITIONAL FINANCING TO FUND OUR EXTENSIVE EXPLORATION ACTIVITIES, OUR ACCOUNTANTS BELIEVE THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

We have incurred a net loss of $828,348 for the period from April 12, 2002 (inception) to August 31, 2005, and have no revenue to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of its mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

IF  WE  DO  NOT  OBTAIN  ADDITIONAL  FINANCING,  OUR  BUSINESS  WILL  FAIL

Our current operating funds are insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of August 31, 2005, we had cash on hand of $1,260. We currently do not have any operations and we have no income. Our business plan calls for significant expenses in connection with the exploration of our mineral claims. We will need additional financing to proceed past stage two of our exploration program. We will also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold, silver and copper. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Mr. Randy White, our president, provides his management services to us on a part-time basis. Because we are in the early stages of our business, Mr. White will not be spending a significant amount of time on our business. Mr. White expects to expend approximately ten hours per week on our business. Competing demands on Mr. White's time may lead to a divergence between his interests and the interests of other shareholders.

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

ITEM  2.     DESCRIPTION  OF  PROPERTY.

We own, through our subsidiary, a 100% interest in the Saucy and Salsa mineral claims, which provides us with the right to explore for and extract minerals. We do not own any real property rights in the Saucy or Salsa mineral claims or in any other property.

ITEM  3.     LEGAL  PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending August 31, 2005.

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.


Our common stock is currently listed on the National Quotation Bureau's Pink Sheets under the symbol "ISTG".

Our shares of common stock originally traded on the OTC Bulletin Board commencing on March 8, 2004 under the symbol "IGVL". At that time, our corporate name was "Iguana Ventures, Ltd." On June 14, 2004, we changed our name from Iguana Ventures, Ltd. to Integrated Security Technologies, Inc. and concurrently changed our stock symbol to "ISTG". On November 19, 2004, our common shares ceased quotation on the OTC Bulletin Board and commenced quotation on the National Quotation Bureau's Pink Sheets.

The OTC Bulletin Board and the National Quotation Bureau's Pink Sheets are networks of security dealers who buy and sell stock. A computer network that provides information on current "bids" and "asks", as well as volume information, connects the dealers. The following table sets forth the high and low closing prices of our common shares traded on the OTC Bulletin Board and Pink Sheets:


Period                                     High      Low
--------------------------------------  ----------  -----
March 8, 2004 to May 31, 2004           $3.00       $0.04
June 1, 2004 to August 31, 2004         $1.25       $0.55
September 1, 2004 to November 30, 2004  $1.01       $1.01
December 1, 2004 to February 28, 2005   $0.51       $0.30
March 1, 2005 to May 31, 2005           no trades
June 1, 2005 to August 31, 2005         $0.30       $0.30

The above quotations are taken from information provided by Canada Stockwatch and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

HOLDERS OF OUR COMMON STOCK

As of March 23, 2005, we had 29 registered stockholders holding 18,475,551 shares of our common stock.

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

Our total expenditures over the next twelve months are anticipated to be approximately $22,000. Our present cash reserves are not sufficient for us to carry out our plan of operations without additional financing. Our sole director, Randy White, has made an oral commitment to loan us the necessary funds to complete our business plan, however he is under no obligation to do so. We do not have any other financing arrangements in place and there is no assurance that we will be able to secure the necessary financing.

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

RESULTS  OF  OPERATIONS  FOR  THE  PERIOD  ENDED  AUGUST  31,  2005

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

We incurred operating expenses of $828,348 for the period from inception on April 12, 2002 to August 31, 2005. The expenses consisted of $392,483 in general and administrative expenses, interest expense of $973 and other comprehensive loss of $16 and a $434,876 loss on impairment. The loss of impairment relates to the following transaction:

On May 27, 2004, Integrated acquired 100% of the issued and outstanding shares of Integrated Security Technologies, Inc., a private New Jersey company ("ISTI-NJ") in exchange for 15,258,797 shares of our common stock. In a separate agreement, the majority shareholder of ISTI-NJ purchased 19,800,000 shares of our common stock from Michael Young, our majority shareholder at the time. The total company shares owned by ISTI-NJ shareholders immediately following the merger was 35,058,797. The acquisition was considered a reverse merger. In April 2005, most parties involved agreed to unwind the May 27, 2004 transaction as if it never occurred. 33,914,387 of our shares issued to ISTI-NJ and its Officers were returned to treasury and canceled and the ISTI-NJ shares, except for 7.5%, were returned to the ISTI-NJ shareholders. The statement of stockholders equity reflects the cancellation of the 19,800,000, but treats the 15,258,797 as if it were never issued. We hold 7.5% of ISTI-NJ and the ISTI-NJ officer still holds 1,144,410 shares of our common stock. The 7.5% of ISTI-NJ was valued using the fair value of the 1,144,410 shares of our common stock. The value of the investment in ISTI-NJ was $434,876. Our management determined the investment in ISTI-NJ was impaired as of the date they took ownership in ISTI-NJ due to ISTI-NJ's inability to produce historical financial statements.

NET  LOSS

We incurred a loss in the amount of $828,348 for the period from inception to August 31, 2005. Our loss was attributable entirely to operating expenses.

LIQUIDITY  AND  FINANCIAL  CONDITION

We have cash on hand of $0 as of August 31, 2005. We estimate that our expenses over the next twelve months will total $22,000. Our working capital is insufficient to pay for the costs of our exploration programs and anticipated administrative expenses. Our sole director, Randy White, has made an oral commitment to provide adequate funding to enable us to complete the exploration programs. However, he is under no legal obligation to do so.

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

ITEM  7.     FINANCIAL  STATEMENTS.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



   To the Board of Directors
   Integrated Security Technologies, Inc.
   (formerly Iguana Ventures, Ltd.)
   (an exploration stage company)

We have audited the accompanying consolidated balance sheet of Integrated Security Technologies, Inc. ("Integrated") as of August 31, 2005, and the related consolidated statements of expenses, changes in stockholders' deficit, and cash flows for the two years then ended and the period from April 12, 2002 (Inception) through August 31, 2005. These financial statements are the responsibility of Integrated's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated, as of August 31, 2005, and the results of its consolidated operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Integrated will continue as a going concern. As discussed in Note 2 to the financial statements, Integrated suffered recurring losses from operations and has negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 7 to the consolidated financial statements, an error related to fiscal 2004 resulting in understatements of expense, common stock and paid in capital was discovered by management in 2005. Accordingly, adjustments were made as of August 31, 2004 to correct the error.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

September 30, 2005

                     INTEGRATED SECURITY TECHNOLOGIES, INC.
                        (formerly Iguana Ventures, Ltd.)
                         (an exploration stage company)
                           CONSOLIDATED BALANCE SHEET
                                 August 31, 2005


ASSETS
Prepaid expense                                           $   1,260
                                                         ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued liabilities                $   5,633
  Due to shareholder                                         40,435
                                                         -----------
Total current liabilities                                    46,068
                                                         -----------

Commitments                                                       -

Stockholders' Deficit

  Common Stock, $0.001 par value, 200,000,000 shares
    authorized, 18,475,551 shares issued and outstanding     18,475
  Additional paid-in capital                                765,065
  Accumulated other comprehensive loss:
    Foreign currency translation                                (16)
  Deficit accumulated during the exploration stage         (828,332)
                                                         -----------

  Total Stockholders' Deficit                               (44,808)
                                                         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $   1,260
                                                         ===========



                 See accompanying summary of accounting policies
                       and notes to financial statements.


                        INTEGRATED SECURITY TECHNOLOGIES, INC.
                           (formerly Iguana Ventures, Ltd.)
                            (an exploration stage company)
                          CONSOLIDATED STATEMENTS OF EXPENSES
                      Years Ended August 31, 2005, and 2004, and
          the Period from April 12, 2002 (Inception) Through August 31, 2005


                                                                           Inception
                                                            2004            Through
                                           2005          (Restated)          2005
                                      -------------    -------------    -------------
General & Administrative Expenses    $       44,808   $      282,496   $      392,483
Loss on impairment                                -          434,876          434,876

Interest Expense                                973                -              973
                                      -------------    -------------    -------------

Net Loss                                    (45,781)        (717,372)        (828,332)

Other Comprehensive Loss                          -              (16)             (16)
                                      -------------    -------------    -------------
Total Comprehensive Loss             $      (45,781)  $     (717,388)  $     (828,348)
                                      =============    =============   =============

Net loss per share
  Basic and diluted                  $        (0.00)  $        (0.02)
                                      =============    =============
Weighted average shares outstanding
  Basic and diluted                      18,475,551       30,538,788
                                      =============    =============

                 See accompanying summary of accounting policies
                       and notes to financial statements.


                                   INTEGRATED SECURITY TECHNOLOGIES, INC.
                                     (formerly Iguana Ventures, Ltd.)
                                      (an exploration stage company)
                        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                      Period from April 12, 2002 (Inception) Through August 31, 2005


                                                             Deficit
                                                           accumulated
                                               Additional    during         Other
                               Common Stock      paid-in   exploration  comprehensive
                             Shares        $     capital      stage          loss          Total
                         -----------   --------  --------  -----------    -----------    ----------
Balances at August
  12, 2000 (Inception)            -    $      -  $      -    $       -    $         -    $       -

Shares issued for
 cash                     34,828,200     34,828    18,872            -              -        53,700

Net Loss                          -           -         -      (65,179)             -       (65,179)
                         -----------   --------  --------  -----------    -----------    ----------
Balances at
  August 31, 2003        34,828,200      34,828    18,872      (65,179)             -       (11,479)

Shares cancelled        (19,800,000)    (19,800)   19,800            -              -            -

Shares issued for
 investment in
 ISTI-NJ                  1,144,410       1,144   433,732            -              -       434,876

Shares issued for
 for offering costs       1,752,941       1,753    (1,753)           -              -            -

Shares issued for
  cash                      550,000         550   274,450            -              -       275,000

Contributions to
  paid in capital                 -           -    18,991            -              -        18,991

Other comprehensive
  loss                            -           -         -            -            (16)          (16)

Net Loss                          -           -         -     (717,372)             -      (717,372)
                         -----------   --------  --------  -----------    -----------    ----------
Balances at
  August 31, 2004
  (Restated)             18,475,551      18,475   764,092     (782,551)           (16)           -

Imputed interest                  -           -       973            -              -           973

Net loss                          -           -         -      (45,781)             -       (45,781)
                         -----------   --------  --------  -----------    -----------    ----------
Balances at
  August 31, 2005        18,475,551    $ 18,475  $765,065     (828,332)   $       (16)   $  (44,808)
                         ===========   ========  ========  ===========    ===========    ==========

                 See accompanying summary of accounting policies
                       and notes to financial statements.


                     INTEGRATED SECURITY TECHNOLOGIES, INC.
                        (formerly Iguana Ventures, Ltd.)
                         (an exploration stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years Ended August 31, 2005, and 2004, and
       the Period from April 12, 2002 (Inception) Through August 31, 2005


                                                                                 Inception
                                                                  2004            Through
                                                  2005         (Restated)          2005
                                              ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $     (45,781)  $    (717,372)  $    (828,332)
Adjustments to reconcile net loss to
  cash used in operating activities:
Loss on impairment of investment                         -         434,876         434,876
Changes in:
  Prepaid expenses                                  (1,260)              -          (1,260)
  Accounts payable & accrued expenses                5,633          (9,116)          5,633
  Imputed interest                                     973               -             973
                                              ------------    ------------    ------------

NET CASH USED IN OPERATING ACTIVITIES              (40,435)       (291,612)       (388,110)
                                              ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock                      -         275,000         328,700
Net change in due to shareholder                    40,435          15,614          59,426
                                              ------------    ------------    ------------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                                          40,435         290,614         388,126
                                              ------------    ------------    ------------

EFFECT OF EXCHANGE RATE ON CASH                          -             (16)            (16)

NET CHANGE IN CASH                                       -          (1,014)              -
CASH AT BEGINNING OF PERIOD                              -           1,014               -
                                              ------------    ------------    ------------

CASH AT END OF PERIOD                        $           -   $           -   $           -
                                              ============    ============    ============

Cash paid for:
  Interest                                   $           -   $           -   $           -
  Income tax                                             -               -               -

Non-cash transactions:
  Forgiveness of debt by shareholder                     -          18,991          18,991

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                     INTEGRATED SECURITY TECHNOLOGIES, INC.
                        (formerly Iguana Ventures, Ltd.)
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business. Integrated Security Technologies, Inc. ("Integrated") was incorporated in the State of Nevada, on April 12, 2002.

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

Basis of presentation. The consolidated financial statements include the accounts of Integrated and its wholly owned Canadian subsidiary, Iguana Explorations, Inc. Significant inter-company accounts and transactions have been eliminated.

Restatements of fiscal 2004 were made. See note 7 for details.

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the consolidated statement of cash flows, Integrated considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition. From inception, Integrated has been engaged in acquisition and exploration of mining properties activities and has not recognized any revenues.

Foreign Currency Transactions. Iguana Explorations' functional currency is the Canadian dollar. Management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

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

Basic and diluted net loss per share. Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

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


NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Integrated incurred recurring net losses of $45,781, and $717,372 in fiscal 2005 and 2004 respectively, has an accumulated deficit of $828,332 as of August 31, 2005. These conditions raise substantial doubt as to Integrated's ability to continue as a going concern.
Management is trying to raise additional capital through sales of stock. The consolidated financial statements do not include any adjustments that might be necessary if Integrated is unable to continue as a going concern.


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


Note 4 - RELATED PARTY TRANSACTIONS

In fiscal 2004 a shareholder paid $18,991 of expenses on behalf of the company. The debt was forgiven by the shareholder.

During fiscal 2005, a director of Integrated loaned Integrated $40,435. The loan is unsecured, due on demand, and bears no interest. Interest of 8% is being expensed and charged against paid in capital.

The president of Integrated provides office space to Integrated under a verbal agreement on a month to month rent free basis.


Note 5 - COMMON STOCK

Effective June 14, 2004, Integrated effected a 3.3:1 forward stock split, increased the amount of authorized shares to two hundred million (200,000,000), and reauthorized the par value of $.001 per share of common stock. All share and per share amounts reflected in these consolidated financial statements have been adjusted as if the split were effective on the first day of the first period presented.

During fiscal 2002, Integrated sold 34,828,200 shares of common stock to investors for $53,700 of cash.

On May 27, 2004, Integrated acquired 100% of the issued and outstanding shares of Integrated Security Technologies, Inc. (a New Jersey company) ("ISTI-NJ") in exchange for 15,258,797 shares of Integrated's common stock. In a separate agreement, the majority shareholder of ISTI-NJ purchased 19,800,000 shares of Integrated from Integrated's then majority shareholder. The total Integrated shares owned by ISTI-NJ shareholders immediately following the merger was 35,058,797. The acquisition was considered a reverse merger. In April 2005, most parties involved agreed to unwind the May 27, 2004 transaction as if it never occurred. 33,914,387 Integrated shares issued to ISTI-NJ and its Officers were returned to Integrated and canceled and the ISTI-NJ shares except for 7.5% were returned to the ISTI shareholders. The statement of stockholders equity reflects the cancellation of the 19,800,000, but treats the 15,258,797 as if it were never issued. Integrated holds 7.5% of ISTI-NJ and the ISTI-NJ officer still holds 1,144,410 shares of Integrated. The 7.5% of ISTI-NJ was valued using the fair value of the 1,144,410 Integrated shares. The value of the investment in ISTI-NJ was $434,876. Integrated's management determined the investment in ISTI-NJ was impaired as of the date they took ownership in ISTI-NJ due to ISTI-NJ's inability to produce historical financial statements.

During fiscal 2004, Integrated sold 550,000 shares of common stock for $275,000. In connection with the sale, Integrated issued 1,752,941 shares of common stock to the placement agent for fees associated with the stock sale.

During fiscal 2004, Integrated's majority shareholder agreed to contribute $18,991 owed to them to Integrated's paid in capital.


NOTE 6 - INCOME TAXES

Integrated uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2005, Integrated incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $394,000 at August 31, 2005, and will expire in the years 2022 to 2025.

At August 31, 2005, deferred tax assets consisted of the following:

          Deferred tax assets         $    133,775
            Less: valuation allowance     (133,775)
                                      -------------

          Net deferred tax asset      $          -
                                      =============

NOTE 7 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In October 2005, Integrated management discovered that shares of common stock previously accounted for as never issued were in fact issued and outstanding. As part of the unwind of the ISTI-NJ acquisition (See note 5 for details), Integrated management considered all shares issued in the transaction canceled. In October 2005, Integrated management discovered that an officer of ISTI-NJ who received 1,144,410 shares of Integrated for 7.5% of ISTI-NJ was not party to the unwind agreement. Therefore, Integrated holds 7.5% of ISTI-NJ and the ISTI-NJ officer still holds 1,144,410 shares of Integrated. The 7.5% of ISTI-NJ was valued using the fair value of the 1,144,410 Integrated shares. The value of the investment in ISTI-NJ was $434,876. Integrated's management determined the investment in ISTI-NJ was impaired as of the date they took ownership in ISTI-NJ due to ISTI-NJ's inability to produce historical financial statements. This resulted in impairment expense of $434,876. For the year ending August 31, 2004, this caused deficit accumulated during the development stage and net loss to be understated by $434,876, common stock to be understated by $1,144 and paid in capital to be understated by $433,732.

ITEM  8A.     CONTROLS  AND  PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our fiscal year ended August 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of April 13, 2005 are as follows:

DIRECTORS:

Name  of  Director               Age
----------------------          -----
Randy  White                     37


EXECUTIVE  OFFICERS:

Name  of  Officer                Age        Office
--------------------            -----       -------
Randy  White                     37        President, Chief Executive  Officer,
                                           Secretary and Treasurer


Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

RANDY WHITE has acted as our President, Chief Executive Officer, Secretary, Treasurer and as a director since May 31, 2005. Currently Mr. White commits approximately 10 hours per week to our operations. Mr. White is a real estate property developer and financial investor. His background is in residential and commercial real estate development and enterprise management. Mr. White has over fifteen years experience developing commercial and residential real estate. From 1995 to 1998 Mr. White was a co-owner of Ocean Pacific Developments, Inc.,
Vancouver BC. Mr. White was responsible for the financing of development projects and the management of such developments from conception to completion. Ocean Pacific Developments, Inc. developed residential and commercial real estate in the Greater Vancouver area. His expertise in property development and financing has lead to the establishment of his own investment enterprise - Stratus Investments Group, Inc.

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

SIGNIFICANT  EMPLOYEES

We  have  no  significant employees other than Randy White, our sole officer and
director.   We  conduct  our  business  through  agreements with consultants and arms-length  third  parties.

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

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities ("Reporting Persons"), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such reports received by it, and written representations from certain Reporting Persons that no other reports were required for those persons, we believe that, during the year ended August 31, 2005, the Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM  10.     EXECUTIVE  COMPENSATION.

SUMMARY  COMPENSATION  TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the period from our inception through August 31, 2004.

                             ANNUAL COMPENSATION                           LONG TERM COMPENSATION
                             -------------------                           ----------------------
                                                                                     LTIP
                                                                RESTRICTED          PAYOUTS
                                                   OTHER ANNUAL   STOCK   OPTIONS/* -------    ALL OTHER
    NAME         TITLE      YEAR   SALARY   BONUS  COMPENSATION  AWARDED  SARS (#)    ($)    COMPENSATION
------------  ------------  -----  -------  -----  ------------  -------  --------    ---    ------------
Randy White   President,
              Secretary,     2005  $     0      0             0        0         0       0             0
              Treasurer      2004  $     0      0             0        0         0       0             0
              and Director   2003  $     0      0             0        0         0       0             0

STOCK OPTION GRANTS

We did not grant any stock options to the executive officers or directors from inception through August 31, 2005. We have also not granted any stock options to the executive officers since our inception.

EXERCISES  OF  STOCK  OPTIONS  AND  YEAR-END  OPTION  VALUES

No stock options were exercised by our officers, directors or employees during the financial year ended August 31, 2005. No stock options have been exercised since August 31, 2005.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 31, 2005 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                         Name  and  address            Number  of  Shares     Percentage  of
Title of class           of beneficial owner           of Common Stock        Common Stock (1)
DIRECTORS AND EXECUTIVE OFFICERS

Common Stock             Randy White                      0 shares                  0%
                         President, Secretary,
                         Treasurer and Director
                         502 499 Drake St. Vancouver BC
                         V6B 1B1

Common Stock             All Officers and Directors       0 shares                  0%
                         as a group (2 persons)

(1) Based on 18,475,551 shares of our common stock issued and outstanding as of August 31, 2005. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 31, 2005.


SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

--------------------------------------------------------------------------------------------------
                                     EQUITY COMPENSATION PLANS
--------------------------------------------------------------------------------------------------
            NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE       NUMBER OF SECURITIES REMAINING
            ISSUED UPON EXERCISE OF      EXERCISE PRICE OF      AVAILABLE FOR ISSUANCE UNDER
            OUTSTANDING OPTIONS,         OUTSTANDING            EQUITY COMPENSATION PLANS
            WARRANTS AND RIGHTS          OPTIONS, WARRANTS      (EXCLUDING SECURITIES REFLECTED IN
                                         AND RIGHTS             COLUMN (A))
PLAN CATEGORY      (A)                         (B)                            (C)
--------------------------------------------------------------------------------------------------
Equity
Compensation
Plans approved by
security holders   N/A                         N/A                             N/A
--------------------------------------------------------------------------------------------------
Equity
Compensation
Plans not
approved by
security holders   N/A                         N/A                             N/A
--------------------------------------------------------------------------------------------------
Total               -                           -                               -
--------------------------------------------------------------------------------------------------

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

-     Any  of  our  directors  or  officers;
-     Any  person  proposed  as  a  nominee  for  election  as  a  director;
- Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
-     our  sole  promoter,  Randy  White;  and
- Any relative or spouse of any of the foregoing persons who has the same house as such person.

Mr. Michael L. Young, our former president, chief executive officer, and director, acquired 6,000,000 shares of our common stock in his own name at a price of $0.001 per share on May 30, 2002. Mr. Young paid a total purchase price of $6,000 for these shares. These shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Act. This issuance was made to Mr. Young who is a sophisticated individual and, by way of his positions as president and chief executive officer, is in a position of access to relevant and material information regarding our operations.

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

(B)     REPORTS  ON  FORM  8-K.

No reports on Form 8-K were filed during the last quarter of our fiscal year ended August 31, 2005.

No  reports  on  Form  8-K  have  been  filed  since  August  31,  2005.

ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.


AUDIT  FEES

The aggregate fees billed for the fiscal years ended August 31, 2005 and August 31, 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were estimated at $5,995 and $4,955, respectively.

AUDIT  RELATED  FEES

None.

TAX  FEES

None.

ALL  OTHER  FEES

None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INTEGRATED  SECURITY  TECHNOLOGIES,  INC.


By:  /s/  Randy  White
     -----------------
     Randy  White,  Director  and  Chief  Executive  Officer
     Date:  November 4,  2005