Form 10QSB
period 2005-11-30
Integrated Security Technologies, Inc.
filed 2006-01-04
CIK 1176309

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


   [X]       Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities
                              Exchange Act Of 1934

                For the quarterly period ended NOVEMBER 30, 2005

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



(778) 322-7165
-------------------------
Issuer's telephone number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]   No  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,475,551 shares of Common Stock with a par value o $0.001 per share outstanding as of December 21, 2005.

Transitional Small Business Disclosure Format (check one): Yes  [ ]   NO  [X]

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

                              INTEGRATED SECURITY TECHNOLOGIES, INC.
                                  (AN EXPLORATION STAGE COMPANY)
                                    CONSOLIDATED BALANCE SHEET
                                        NOVEMBER 30, 2005
                                           (UNAUDITED)


                                              ASSETS
Current assets                                            $                                    -
                                                          =======================================

                              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses                   $                                3,998
  Due to shareholder                                                                      45,797
                                                          ---------------------------------------

    Total current liabilities                                                             49,795
                                                          ---------------------------------------

Commitments and contingencies                                                                  -

Stockholders' deficit:

  Common stock, par value $.001, 200,000,000 shares
    authorized; 18,475,551 shares issued and outstanding                                  18,475
  Additional paid in capital                                                             765,740
  Accumulated other comprehensive loss:
    Foreign currency translation                                                             (16)
  Deficit accumulated during the exploration stage                                      (833,994)
                                                          ---------------------------------------

    Total stockholders' deficit                                                          (49,795)
                                                          ---------------------------------------

    Total liabilities and stockholders' deficit           $                                    -
                                                          =======================================

                     INTEGRATED SECURITY TECHNOLOGIES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF EXPENSES
               THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004, AND
        PERIOD FROM APRIL 12, 2002 (INCEPTION) THROUGH NOVEMBER 30, 2005
                                   (UNAUDITED)


                                                                Inception
                                                                 through
                                         2005         2004         2005
                                     ------------  -----------  ----------
General and administrative expense   $     4,987   $         -  $ 397,470
Loss on impairment                             -             -    434,876
Interest expense                             675             -      1,648
                                     ------------  -----------  ----------

Net loss                                  (5,662)            -   (833,994)

Other comprehensive loss                       -             -        (16)
                                     ------------  -----------  ----------

Total comprehensive loss             $    (5,662)  $         -  $(834,010)
                                     ============  ===========  ==========

Net loss per share
  Basic and diluted                  $     (0.00)  $         -
                                     ============  ===========

Weighted average shares outstanding
  Basic and diluted                   18,475,551    18,475,551
                                     ============  ===========

                      INTEGRATED SECURITY TECHNOLGIES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
               THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004, AND
        PERIOD FROM APRIL 12, 2002  (INCEPTION) THROUGH NOVEMBER 30, 2005
                                   (UNAUDITED)


                                                                 Inception
                                                                  through
                                                 2005    2004      2005
                                               --------  -----  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                     $(5,662)  $   -  $(833,994)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Loss on impairment of investment                 -       -    434,876
    Changes in:
      Prepaid expenses                           1,260       -          -
      Accounts payable and accrued expenses     (1,635)      -      3,998
      Imputed interest                             675       -      1,648
                                               --------  -----  ----------

    Net cash used in operating activities       (5,362)      -   (393,472)
                                               --------  -----  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from sales of common stock                -       -    328,700
  Net change in due to shareholder               5,362       -     64,788
                                               --------  -----  ----------

    Net cash provided by financing activities    5,362       -    393,488
                                               --------  -----  ----------

EFFECT OF EXCHANGE RATE ON CASH                      -       -        (16)
                                               --------  -----  ----------

NET CHANGE IN CASH                                   -       -          -

CASH at beginning of period                          -       -          -
                                               --------  -----  ----------

CASH at  end of period                         $     -   $   -  $       -
                                               ========  =====  ==========

Cash paid for:
  Interest                                     $     -   $   -  $       -
  Income tax                                         -       -          -

Non-cash transactions:
  Forgiveness of debt by shareholder                 -       -     18,991


                     INTEGRATED SECURITY TECHNOLOGIES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                                NOVEMBER 30, 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Integrated Security Technologies, Inc. ("Integrated") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Integrated's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2005 as reported in the 10-KSB have been omitted.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 FORWARD-LOOKING  STATEMENTS

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Integrated Security Technologies' (Integrated) capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of natural resources, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Integrated files with the SEC, including Integrated's Annual Report on Form 10-KSB for the year ended August 31, 2005. These factors may cause Integrated's actual results to differ materially from any forward-looking statement. Integrated disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

The geological review and interpretations required in stages one and two of the exploration program have been and will continue to be comprised of reviewing the data acquired and analyzing this date to assess the potential mineralization of the mineral claims. Geological review entails the geological study of an area to determine the geological characteristics, identification of rock types and any obvious indications of mineralization. The purpose of undertaking the geological review is to determine if there is sufficient indication of mineralization to warrant additional exploration. Positive results at each stage of the exploration program would be required to justify continuing with the next stage. Such positive results would include the identification of the zones of mineralization.

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

RESULTS  OF  OPERATIONS  FOR  PERIOD  ENDING  NOVEMBER  30,  2005

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

We incurred no operating expenses for the three months ended November 30, 2004 compared to $4,987 for the three months ended November 30, 2005. The expenses in 2005 are for professional fees. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to our beginning of the geological exploration program on the Salsa mineral claims and the professional fees to be incurred in complying with the reporting requirements under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

We have no cash or working capital as of November 30, 2005.  We estimate that
our expenses over the next twelve months will total $22,000.   Our working
capital is insufficient to pay for the costs of our exploration programs and anticipated administrative expenses. Our sole director, Randy White, has made an oral commitment to provide adequate funding to enable us to complete the exploration programs. However, he is under no legal obligation to do so.

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

ITEM 6.     REPORTS ON FORM 8-K.

We did not file any Current Reports on Form 8-K during our fiscal quarter ended November 30, 2005.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED SECURITY TECHNOLOGIES, INC.

Date:  December 21, 2005


By:     /s/ Randy White
        ---------------
        Randy White
        Director