Form 10KSB/A
period 2005-08-31
Integrated Security Technologies, Inc.
filed 2006-02-23
CIK 1176309

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

[ X ]	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended August 31, 2005

[	]	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

COMMISSION FILE NUMBER	000-50298

INTEGRATED SECURITY TECHNOLOGIES, INC.

(Name of small business issuer in its charter)

NEVADA	98-0376008
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1500, 885 West Georgia St. Vancouver, B.C., Canada	V6C 3E8
(Address of principal executive offices)	(Zip Code)

778-322-7165
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:	NONE.

Securities registered under Section 12(g) of the Exchange Act:	COMMON STOCK, PAR VALUE $0.001 PER SHARE.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year: $NIL

The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold as of October 28, 2005 was $4,508,460.

As of October 28, 2005, the issuer had outstanding 18,475,551 shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes ___ No	X_

INTEGRATED SECURITY TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-KSB

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

As used in this annual report, the terms "we", "us", "our", and “our company” mean Integrated Security Technologies, Inc. unless otherwise indicated. All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

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

We completed Stage 1 in 2002 and Mr. Timmins recommended proceeding to Stage 2which was completed in November of 2003.

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

Because our president has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail

Mr. Randy White, our president, provides his management services to us on a part-time basis. Because we are in the early stages of our business, Mr. White will not be spending a significant amount of time on our business. Mr. White expects to expend approximately ten hours per week on our business. Competing demands on Mr. White’s time may lead to a divergence between his interests and the interests of other shareholders.

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

Our common stock is currently listed on the National Quotation Bureau’s Pink Sheets under the symbol “ISTG”.

Our shares of common stock originally traded on the OTC Bulletin Board commencing on March 8, 2004 under the symbol “IGVL”. At that time, our corporate name was “Iguana Ventures, Ltd.” On June 14, 2004, we changed our name from Iguana Ventures, Ltd. to Integrated Security Technologies, Inc. and concurrently changed our stock symbol to “ISTG”. On November 19, 2004, our common shares ceased quotation on the OTC Bulletin Board and commenced quotation on the National Quotation Bureau’s Pink Sheets.

The OTC Bulletin Board and the National Quotation Bureau’s Pink Sheets are networks of security dealers who buy and sell stock. A computer network that provides information on current “bids” and “asks”, as well as volume information, connects the dealers. The following table sets forth the high and low closing prices of our common shares traded on the OTC Bulletin Board and Pink Sheets:

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

On May 27, 2004, Integrated acquired 100% of the issued and outstanding shares of Integrated Security Technologies, Inc., a private New Jersey company ("ISTI-NJ”) in exchange for 15,258,797 shares of our common stock. In a separate agreement, the majority shareholder of ISTI-NJ purchased 19,800,000 shares of our common stock from Michael Young, our majority shareholder at the time. The total company shares owned by ISTI-NJ shareholders immediately following the merger was 35,058,797. The acquisition was considered a reverse merger. In April 2005, most parties involved agreed to unwind the May 27, 2004 transaction as if it never occurred. 33,914,387 of our shares issued to ISTI-NJ and its Officers were returned to treasury and canceled and the ISTI-NJ shares, except for 7.5%, were returned to the ISTI-NJ shareholders. The statement of stockholders equity reflects the cancellation of the 19,800,000, but treats the 15,258,797 as if it were never issued. We hold 7.5% of ISTI-NJ and the ISTI-NJ officer still holds 1,144,410 shares of our common stock. The 7.5% of ISTI-NJ was valued using the fair value of the 1,144,410 shares of our common stock. The value of the investment in ISTI-NJ was $434,876. Our management determined the investment in ISTI-NJ was impaired as of the date they took ownership in ISTI-NJ due to ISTI-NJ’s inability to produce historical financial statements.

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

ITEM 7.                    FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Integrated Security Technologies, Inc.
(formerly Iguana Ventures, Ltd.)
(an exploration stage company)

We have audited the accompanying consolidated balance sheet of Integrated Security Technologies, Inc. (“Integrated”) as of August 31, 2005, and the related consolidated statements of expenses, changes in stockholders’ deficit, and cash flows for the two years then ended and the period from April 12, 2002 (Inception) through August 31, 2005. These financial statements are the responsibility of Integrated’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that Integrated will continue as a going concern. As discussed in Note 2 to the financial statements, Integrated suffered recurring losses from operations and has negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 7 to the consolidated financial statements, an error related to fiscal 2004 resulting in understatements of expense, common stock and paid in capital was discovered by management in 2005. Accordingly, adjustments were made as of August 31, 2004 to correct the error.

MALONE & BAILEY, PC

www.malone-bailey.com

Houston, Texas

September 30, 2005

INTEGRATED SECURITY TECHNOLOGIES, INC.

(formerly Iguana Ventures, Ltd.)

(an exploration stage company)

CONSOLIDATED BALANCE SHEET

August 31, 2005

ASSETS

Prepaid expense	$1,260

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$5,633
Due to shareholder	40,435

Total current liabilities	46,068

Commitments	-

Stockholders’ Deficit

Common Stock, $0.001 par value, 200,000,000 shares authorized, 18,475,551 shares issued and outstanding	18,475
Additional paid-in capital	765,065
Accumulated other comprehensive loss:
Foreign currency translation	(16)
Deficit accumulated during the exploration stage	(828,332)

Total Stockholders’ Deficit	(44,808)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,260

See accompanying summary of accounting policies

and notes to financial statements.

INTEGRATED SECURITY TECHNOLOGIES, INC.

(formerly Iguana Ventures, Ltd.)

(an exploration stage company)

CONSOLIDATED STATEMENTS OF EXPENSES

Years Ended August 31, 2005, and 2004, and

the Period from April 12, 2002 (Inception) Through August 31, 2005

	2005	2004 (Restated)	Inception Through 2005

General & Administrative Expenses	$44,808	$282,496	$392,483
Loss on impairment	-	434,876	434,876

Interest Expense	973	-	973

Net Loss	(45,781)	(717,372)	(828,332)

Other Comprehensive Loss	-	(16)	(16)

Total Comprehensive Loss	$(45,781)	$(717,388)	$(828,348)

Net loss per share Basic and diluted	$(0.00)	$(0.02)

Weighted average shares outstanding Basic and diluted	18,475,551	30,538,788

See accompanying summary of accounting policies

and notes to financial statements.

INTEGRATED SECURITY TECHNOLOGIES, INC.

(formerly Iguana Ventures, Ltd.)

(an exploration stage company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

Period from April 12, 2002 (Inception) Through August 31, 2005

	Common Stock		Additional paid-in	Deficit accumulated during exploration	Other comprehensive
	Shares	$	capital	stage	loss	Total

Balances at August 12, 2000 (Inception)	-	$-	$-	$-	$-	$-

Shares issued for cash	34,828,200	34,828	18,872	-	-	53,700

Net Loss	-	-	-	(65,179)	-	(65,179)

Balances at August 31, 2003	34,828,200	34,828	18,872	(65,179)	-	(11,479)

Shares cancelled	(19,800,000)	(19,800)	19,800	-	-	-

Shares issued for investment in ISTI- NJ	1,144,410	1,144	433,732	-	-	434,876

Shares issued for offering costs	1,752,941	1,753	(1,753)	-	-	-

Shares issued for cash	550,000	550	274,450	-	-	275,000

Contributions to paid in capital	-	-	18,991	-	-	18,991

Other comprehensive loss	-	-	-	-	(16)	(16)

Net Loss	-	-	-	(717,372)	-	(717,372)

Balances at August 31, 2004 (Restated)	18,475,551	18,475	764,092	(782,551)	(16)	-

Imputed interest	-	-	973	-	-	973

Net loss	-	-	-	(45,781)	-	(45,781)

Balances at August 31, 2005	18,475,551	$18,475	$765,065	$(828,332)	$(16)	$(44,808)

See accompanying summary of accounting policies

and notes to financial statements.

INTEGRATED SECURITY TECHNOLOGIES, INC.

(formerly Iguana Ventures, Ltd.)

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended August 31, 2005, and 2004, and

the Period from April 12, 2002 (Inception) Through August 31, 2005

	2005	2004 (Restated)	Inception Through 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,781)	$(717,372)	$(828,332)
Adjustments to reconcile net loss to
cash used in operating activities:
Loss on impairment of investment	-	434,876	434,876
Changes in:
Prepaid expenses	(1,260)	-	(1,260)
Accounts payable & accrued expenses	5,633	(9,116)	5,633
Imputed interest	973	-	973

NET CASH USED IN OPERATING ACTIVITIES	(40,435)	(291,612)	(388,110)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	275,000	328,700
Net change in due to shareholder	40,435	15,614	59,426

NET CASH PROVIDED BY FINANCING ACTIVITIES	40,435	290,614	388,126

EFFECT OF EXCHANGE RATE ON CASH	-	(16)	(16)

NET CHANGE IN CASH	-	(1,014)	-
CASH AT BEGINNING OF PERIOD	-	1,014	-

CASH AT END OF PERIOD	$-	$-	$-

Cash paid for:
Interest	$-	$-	$-
Income tax	-	-	-

Non-cash transactions:
Forgiveness of debt by shareholder	-	18,991	18,991

See accompanying summary of accounting policies

and notes to financial statements.

INTEGRATED SECURITY TECHNOLOGIES, INC.

(formerly Iguana Ventures, Ltd.)

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business. Integrated Security Technologies, Inc. (“Integrated”) was incorporated in the State of Nevada, on April 12, 2002.

Integrated has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining claims. Upon location of a commercial mining reserve, Integrated expects to actively prepare the site for its extraction and enter an exploration stage.

Integrated’s fiscal year end is August 31st.

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

Foreign Currency Transactions. Iguana Explorations’ functional currency is the Canadian dollar. Management has adopted SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

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

NOTE 2 – GOING CONCERN

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

NOTE 3 – MINERAL CLAIM INTERESTS

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

Note 4 – RELATED PARTY TRANSACTIONS

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

Note 5 – COMMON STOCK

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

On May 27, 2004, Integrated acquired 100% of the issued and outstanding shares of Integrated Security Technologies, Inc. (a New Jersey company) ("ISTI-NJ”) in exchange for 15,258,797 shares of Integrated's common stock. In a separate agreement, the majority shareholder of ISTI-NJ purchased 19,800,000 shares of Integrated from Integrated's then majority shareholder. The total Integrated shares owned by ISTI-NJ shareholders immediately following the merger was 35,058,797. The acquisition was considered a reverse merger. In April 2005, most parties involved agreed to unwind the May 27, 2004 transaction as if it never occurred. 33,914,387 Integrated shares issued to ISTI-NJ and its Officers were returned to Integrated and canceled and the ISTI-NJ shares except for 7.5% were returned to the ISTI shareholders. The statement of stockholders equity reflects the cancellation of the 19,800,000, but treats the 15,258,797 as if it were never issued. Integrated holds 7.5% of ISTI-NJ and the ISTI-NJ officer still holds 1,144,410 shares of Integrated. The 7.5% of ISTI-NJ was valued using the fair value of the 1,144,410 Integrated shares. The value of the investment in ISTI-NJ was $434,876. Integrated’s management determined the investment in ISTI-NJ was impaired as of the date they took ownership in ISTI-NJ due to ISTI-NJ’s inability to produce historical financial statements.

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

At August 31, 2005, deferred tax assets consisted of the following:

Deferred tax assets	$133,775
Less: valuation allowance	(133,775)

Net deferred tax asset	$-

NOTE 7 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In October 2005, Integrated management discovered that shares of common stock previously accounted for as never issued were in fact issued and outstanding. As part of the unwind of the ISTI-NJ acquisition (See note 5 for details), Integrated management considered all shares issued in the transaction canceled. In October 2005, Integrated management discovered that an officer of ISTI-NJ who received 1,144,410 shares of Integrated for 7.5% of ISTI-NJ was not party to the unwind agreement. Therefore, Integrated holds 7.5% of ISTI-NJ and the ISTI-NJ officer still holds 1,144,410 shares of Integrated. The 7.5% of ISTI-NJ was valued using the fair value of the 1,144,410 Integrated shares. The value of the investment in ISTI-NJ was $434,876. Integrated’s management determined the investment in ISTI-NJ was impaired as of the date they took ownership in ISTI-NJ due to ISTI-NJ’s inability to produce historical financial statements. This resulted in impairment expense of $434,876. For the year ending August 31, 2004, this caused deficit accumulated during the development stage and net loss to be understated by $434,876, common stock to be understated by $1,144 and paid in capital to be understated by $433,732.

ITEM 8A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. During the evaluation process, our Chief Executive Officer and Chief Financial Officer expressed concerns over the late filings of periodic reports related to certain transactions which took place around or before May 2005. However, as our current Chief Executive Officer and Chief Financial Officer became the sole director and officer of our company after May 2004 and the people previously involved in the prior transactions ceased to be involved in our company’s operations, based upon that consideration, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of April 13, 2005 are as follows:

Directors:

Name of Director	Age
Randy White	37

Executive Officers:
Name of Officer	Age	Office
Randy White	37	President, Chief Executive Officer, Secretary and Treasurer

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

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation
Randy White	President, Secretary, Treasurer and Director	2005 2004 2003	$0 $0 $0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

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

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

•	Any of our directors or officers;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
•	our sole promoter, Randy White; and
•	Any relative or spouse of any of the foregoing persons who has the same house as such person.

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

INTEGRATED SECURITY TECHNOLOGIES, INC.

By:	/s/ Randy White
Randy White, Director and Chief Executive Officer
Date:	February 23, 2006