Form 10QSB
period 2006-05-31
ORAMED PHARMACEUTICALS INC.
filed 2006-07-17
CIK 1176309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   May 31, 2006

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                          to

Commission file number  000-50298

Oramed Pharmaceuticals Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0376008
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Elza Street, Jerusalem, Israel 93706
(Address of principal executive offices)

011 972-54-7909058
(Issuer’s telephone number)

Integrated Security Technologies, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes [ ]     No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

41,456,779 common shares issued and outstanding as at July 14, 2006

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I

Item 1. Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Oramed Pharmaceuticals, Inc.
(formerly Integrated Security Technologies, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

May 31,		August 31,
ASSETS	2006	2005

Cash	$191,400	$-
Prepaid expense	-	1,260
Total assets	$191,400	$1,260

LIABILITIES

Accounts payable and accrued expenses	$20,530	$5,633
Due to shareholder	47,252	40,435
Stock payable	301,945	-
Total current liabilities	369,727	46,068

STOCKHOLDERS’ DEFICIT

Common Stock
Authorized: 200,000,000 shares with $0.001 par value
41,456,779 and 18,475,551 issued and outstanding, respectively	41,456	18,475
Additional paid-in capital	765,740	765,065
Accumulated comprehensive loss: foreign currency	(16)	(16)
Subscription receivable	(22,981)	-
Deficit – Accumulated during the development stage	(962,526)	(828,332)
Total stockholders’ deficit	(178,327)	(44,808)
Total liabilities and stockholders’ deficit	$191,400	$1,260

Oramed Pharmaceuticals, Inc.
(formerly Integrated Security Technologies Inc.)
(A Development Stage Company)
Consolidated Statements of Expenses
Three and nine months ended May 31, 2006 and 2005, and the period from April 12, 2002 (Inception) through May 31, 2006
(Unaudited)
	Three Months Ended		Nine Months Ended		Inception through
	2006	2005	2006	2005	2006
General and Administrative Expenses

General and administrative expense	$126,912	$ 27,113	$ 133,519	$ 27,113	$ 526,002
Loss on impairment	-	-	-	-	434,876
Interest expense	-	-	675	-	1,648
Total General and Administrative Expenses	126,912	27,113	134,194	27,113	962,526

Net Loss from Operations	$(126,912)	$ (27,113)	$ (134,194)	$ (27,113)	$ (962,526)

Other comprehensive loss	-	-	-	-	(16)

Total Comprehensive Loss	$(126,912)	$ (27,113)	$ (134,194)	$ (27,113)	$ (962,542)

Basic and Diluted Loss per common share	$(0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding	30,681,698	17,331,141	30,681,698	17,331,141

Oramed Pharmaceuticals, Inc.
(formerly Integrated Security Technologies Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
Nine months ended May 31, 2006 and 2005, and period from April 12, 2002 (Inception) through May 31, 2006
(Unaudited)
			Inception through
	2006	2005	2006

Operating
Net loss	$(134,194)	$(27,113)	$(962,526)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss on impairment of investment	-	-	434,876
Imputed interest	675	-	1,648
Changes in operating assets and liabilities:
Prepaid expenses	1,260	-	-
Accounts payable and accrued expenses	14,897	248	20,530

	(117,362)	(26,865)	(505,472)

Financing
Proceeds from sales of common stock	301,945	-	630,645
Shareholder advances	6,817	26,865	66,243

Net cash provided by financing activities	308,762	26,865	696,888
Effect of exchange rate on cash			(16)

Net Increase in Cash and Cash Equivalents	191,400	-	191,400
Cash and cash equivalents - Beginning of period	-	-	-
Cash and Cash Equivalents - End of Period	$191,400	$-	$191,400

Income Taxes Paid	$-	$-	$-
Interest Paid	$-	$-	$-
Non-cash transactions: Forgiveness of debt by shareholder	-	-	18,991

ORAMED PHARMACEUTICULS, Inc.

(formerly Integrated Securities Technologies, Inc.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2006

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Oramed Pharmaceuticals, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Oramed’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2005 as reported in the 10-KSB have been omitted.

2. COMMON STOCK

During the quarter ending February 28, 2006, Oramed sold 22,981,228 shares of common stock to investors for a subscription receivable of $22,981. As of May 31, 2006, the proceeds had not been received by Oramed. The sale of the 22,981,228 shares represented more than a majority of the ownership of Oramed resulting in a change of control.

During the quarter ending May 31, 2006, Oramed sold 600,000 shares of common stock and 600,000 warrants exercisable at $0.75 to investors for $300,000 in a private placement offering. The relative fair value of the common shares was $120,000 and the warrants was $180,000. Also during the quarter, Oramed sold 1,945 shares of stock for $1,945. As of May 31, 2006, none of the stock from the above transactions had been issued and is being carried as a stock payable.

3. PATENT

During March 2006, Oramed entered into an agreement regarding U.S. patent application 60/718716, including related intellectual property, from Hadasit Medical Services and Development Ltd. The agreement relates to technology to allow the administration of insulin orally. The agreement also provides that Hadasit will provide consulting services to Oramed so that clinical trials, including a full report, may be conducted and Oramed agreed to provide $200,000 to Hadasit according to a predetermined payment schedule to conduct the trials. Oramed agreed to pay the principal investigator of the trials 3,361,360 warrants with an exercise price of $.001 if he continues to work with Oramed following the completion of the trials. Furthermore, Oramed agreed to use its best efforts to arrange financing of not less than $1,000,000 for the future development of products. Upon the closing of the agreement, if the trials are unsuccessful, the patent and related intellectual property will be retained by Hadasit without representation or warranty. If the trials are successful, Oramed has 120 days to attain the aforementioned financing or the property will be retained by Hadasit. Upon successful trials and adequate financing, patent rights and intellectual property will be transferred to Oramed.

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

Competition

Many companies are developing methods that allow for the administration of insulin through other means such as inhalers, into the lungs and then into the bloodstream, and also oral administration of insulin. Studies indicate that inhalable insulin could be effective for many people with diabetes. These studies also show that inhaled insulin is less effective than injected insulin in terms of delivery of the insulin into the bloodstream. Therefore, inhalable solutions require more insulin and will likely be more expensive to produce.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the twelve months ending May 31, 2007.

Plan of Operations

Our primary objectives over the 12 months ending May 31, 2007, will be to conduct further research and development on the technology covered by the provisional patent application No. 60/718716 we acquired from Hadasit and to begin Phase I of the clinical trials for our drug product candidate to administer insulin orally.

Capital Resource Requirements

For the next 12 months ending May 31, 2007, we will be required to cover a total of approximately $1.35 million for our proposed research and development and business activities. This budget includes the salaries of the research team, office costs, cost of trials and materials, among others, all of them necessary to execute our plan of operations. The following table provides a cost-breakdown of the first year of operations.

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

Financial Condition, Liquidity and Capital Resources

At May 31, 2006, we had a working capital deficit of $178,327.

At May 31, 2006, our company had $191,400 in cash and cash equivalents. At May 31, 2006, our company’s total liabilities were $369,727.

We did not generate any revenue in the six months ended May 31, 2006 and we have not generated any revenue since inception to May 31, 2006. We have incurred a loss of $134,194 in the six months ended May 31, 2006. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

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

We have historically incurred losses, and through May 31, 2006 have incurred losses of $962,526 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

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

•

In general, clinical trials can take more than a year, and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretation that could delay, limit or prevent regulatory approval.

•

Delays or rejections may be encountered during any stage of the regulatory process based upon the failure of the clinical or other data to demonstrate compliance with, or upon the failure of the product to meet, a regulatory agency’s requirements for safety, efficacy and quality or, in the case of a product seeking an orphan drug indication, because another designee received approval first.

•	Requirements for approval may become more stringent due to changes in regulatory agency policy, or the adoption of new regulations or legislation.

•

The scope of any regulatory approval, when obtained, may significantly limit the indicated uses for which a product may be marketed and may impose significant limitations in the nature of warnings, precautions and contraindications that could materially affect the profitability of the drug.

•

Approved drugs, as well as their manufacturers, are subject to continuing and on-going review, and discovery of previously unknown problems with these products or the failure to adhere to manufacturing or quality control requirements may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.

•	Regulatory authorities and agencies may promulgate additional regulations restricting the sale of our existing and proposed products.

•

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

Since our inception in April 12, 2002, we have generated significant losses from operations. Now that we have abandoned the business of the acquisition and exploration of mineral properties and become engaged in the business of the development of a potential oral insulin product, we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of May 31, 2006, our accumulated deficit was approximately $962,526. Our net loss was $45,781 and $717,372 for the years ended August 31, 2005 and 2004 respectively. As of May 31, 2006, we had cash or cash equivalents of $191,400. We have limited capital resources and no revenue from operations to date have been funded with the proceeds from equity financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

The trading price for our common stock is likely to be highly volatile. The market prices for securities of drug delivery, biotechnology and pharmaceutical companies have historically been highly volatile. Factors that could adversely affect our stock price include:

•	fluctuations in our operating results; announcements of partnerships or technological collaborations,

•	innovations or new products by us or our competitors;

•	changes in government regulations;

•	developments in patent or other proprietary rights;

•	public concern as to the safety of drugs developed by us or others;

•	the results of clinical studies or trials by us, any partners we may have or our competitors;

•	litigation;

•	general stock market and economic conditions;

•	number of shares available for trading (float);

•	inclusion in or dropping from stock indexes.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being May 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than disclosed below, we know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation:

On June 21, 2006, we commenced a legal action in the Supreme Court of the State of New York against John Choi, Bernard Perini and Epifanio Almodovar to enjoin them from selling, assigning, transferring, pledging, encumbering or otherwise disposing their shares of our common stock. Collectively Messrs. Choi, Perini and Almodovar obtained 2,897,342 shares of our common stock pursuant to an aborted merger between our company and Integrated Security Technologies, Inc., a privately held New Jersey Corporation, in 2004. It is our position that Messrs. Choi, Perini and

Almodovar are possessed of stock that either should never have been issued to them at all or which should have been returned to our company when our merger with Integrated Security Technologies, Inc., the privately held New Jersey Corporation, was unwound. As of the date of this quarterly report, the court has granted us a temporary injunction to restrain Messrs. Choi, Perini and Almodovar from selling their shares of our common stock.

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

Date: July 17, 2006

By: /s/ George Drazenovic

George Drazenovic, CFO, Secretary, Treasurer and Director

(Principal Financial Officer and Principal Accounting Officer)

Date: July 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Nadav Kidron

Nadav Kidron, President, CEO and Director

Date: July 17, 2006

By: /s/ George Drazenovic

George Drazenovic, CFO, Secretary, Treasurer and Director

Date: July 17, 2006