Form 10KSB
period 2006-08-31
ORAMED PHARMACEUTICALS INC.
filed 2006-12-14
CIK 1176309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2006
[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]

Commission file number  000-50298

ORAMED PHARMACEUTICALS INC.
(Name of small business issuer in its charter)

Nevada	98-0376008
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Elza Street, Jerusalem, Israel	93706
(Address of principal executive offices)	(Zip Code)

011 972-54-7909058
(Issuer’s telephone number)

Integrated Security Technologies, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

2

State issuer’s revenues for its most recent fiscal year.  Nil

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).    Yes [ ]   No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.).

20,784,995 common shares @ $0.7325(1) = $15,225,008

(1)	Average of bid and ask closing prices on December 12, 2006.
41,456,779 common shares outstanding. 20,671,784 held by affiliates(2). 20,784,995 held by non-affiliates)
(2)	see Item 11

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [	]	No [	]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

41,456,779 common shares issued and outstanding as at December 12, 2006

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

ORAMED PHARMACEUTICALS INC.

ANNUAL REPORT ON FORM 10-KSB

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                                                                      29

ITEM 10. EXECUTIVE COMPENSATION	32

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS                                                                                                                                           35

Item 12. Certain Relationships And Related Transactions	35
Item 13. Exhibits	36
Item 14. Principal Accountant Fees And Services Audit Fees	37
SIGNATURES	39

PART I

Item 1. Description Of Business

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements, including those statements concerning our plans to conduct clinical trials of our oral insulin products in the near future; our efforts to develop a form of insulin that can successfully be administered orally; our future plans to develop an orally administered insulin pill that will not break down in the stomach or intestines, are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

Unless otherwise indicated, all references to “we”, “us”, “our” and “Oramed” means Oramed Pharmaceuticals Inc.

Corporate Overview

We were incorporated on April 12, 2002, under the laws of the State of Nevada. From incorporation until March 3, 2006, we were an exploration stage company engaged in the acquisition and exploration of mineral properties. We were unsuccessful in that endeavour and have now become a pharmaceutical research and development company.

Effective April 10, 2006, we changed our name from “Integrated Security Technologies, Inc.” to “Oramed Pharmaceuticals Inc.” when we merged with our newly formed subsidiary, Oramed Pharmaceuticals Inc. The board of directors also adopted the Bylaws of the subsidiary, Oramed Pharmaceuticals Inc.

Our Current Business

On February 17, 2006, we entered into an agreement with Hadasit Medical Services and Development Ltd. to acquire the provisional patent application No. 60/718716 and engage in the research and development of a method to administer insulin orally. On March 8, 2006 we completed the purchase of this provisional patent application No. 60/718716, including related intellectual property from Hadasit. The provisional patent application No. 60/718716 relates to a method of preparing insulin so that it may be taken orally for use in the treatment of people with diabetes. Pursuant to the agreement, we are entitled to ask Hadasit to provide us with consulting services so that clinical trials, including a full report, on our potential oral insulin product may be conducted. We have agreed to provide $200,000 for the conduct of those consulting services. We will pay the $200,000 to Hadasit if we choose to obtain such services from Hadasit.

We have also agreed to secure proper conditions for the future development of the potential oral insulin product. To obtain the money to do so, we promise to raise at least $1,000,000 in a private place of units of our securities. The patent application No. 60/718716 was a provisional application. On August 31, 2006, we filed a patent application under the Paten Cooperation Treaty at the Israel Patent Office for “Methods and Compositions for Oral

Administration of Proteins”. Priority was claimed from the provisional patent application No. 60/718716. All countries were designated and the United States Patent and Trademark Office was designated as the Search and Examination Authority.

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

On August 31, 2006, we filed a patent application under the Paten Cooperation Treaty at the Israel Patent Office for “Methods and Compositions for Oral Administration of Proteins”. Priority was claimed from the provisional patent application No. 60/718716. We intend to conduct clinical trials of our potential oral insulin product for the next six months. To date, we have not begun our planned trials of the product and we have not generated sales of any products.

On October 26, 2006, we entered into an agreement whereby Swiss Caps Ag has agreed to manufacture oral gel capsules for clinical testing of our oral insulin project.

Business Operations

For the next twelve months, we plan to conduct further research and development on the technology covered by the patent application “Methods and Composition for Oral Administration of Proteins”, which we acquired from Hadasit. Through our research and development efforts, we intend to develop a pill that will not break down in the stomach or intestines and will be effective in delivering insulin to the bloodstream for the treatment of diabetes. The enzymes and compounds that are added to the insulin to make the pill must not change the composition of the insulin once it is absorbed into the bloodstream and the pill must be safe to ingest.

Governmental Approval and Effect of Regulations

Our operations and the product that we have under development are subject to extensive regulation by the Food and Drug Administration (hereinafter referred to as the FDA), other governmental authorities in the United States and governmental authorities in other countries.

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

Before we can market or even transport a new human pharmaceutical product commercially in the United States, regulations require that we file an Investigational New Drug Application (for the balance of this annual report on Form 10-KSB, we will refer to Investigational New Drug Application as INDA to be concise), conduct clinical trials and file an INDA with the FDA.

In order to conduct the clinical investigations necessary to obtain regulatory approval in the U.S., we must file an INDA with the FDA to permit the shipment and use of the drug for investigational purposes. The INDA will state, in part, the results of preclinical (laboratory and animal) toxicology testing that we have conducted and our initial Phase I plans for clinical (human) testing. Unless notified that testing may not begin, the clinical testing may commence 30 days after filing an INDA.

Under FDA regulations, the clinical testing program required for marketing approval of a new drug typically involves three clinical phases. In Phase I, safety studies are generally conducted on normal, healthy human volunteers to determine the maximum dosages and side effects associated with increasing doses of the substance being tested. In Phase II, studies are conducted on small groups of patients, in our case those who have diabetes or blood sugar problems, to gain preliminary evidence of efficacy and to determine the common short-term side effects and risks associated with the new product. Phase III involves large-scale trials conducted on disease-afflicted patients to provide statistical evidence of efficacy and safety and to provide an adequate basis for product labeling. Frequent reports are required in each phase and, if unwarranted hazards to patients are found, the FDA may request modification or discontinuance of clinical testing until further studies have been conducted. Phase IV testing is sometimes conducted, either to meet FDA requirements for additional information as a condition of approval, or to gain post-approval market acceptance of the pharmaceutical product. Our potential oral insulin product will be subjected to each step of this lengthy process from conception to market.

Once clinical testing has been completed pursuant to an INDA, we will be required to file an INDA with the FDA seeking approval for marketing the drug product. The FDA will review the INDA to determine whether the drug is safe and effective, and adequately labeled, and whether the applicant can demonstrate proper and consistent manufacture of the drug. The time required for FDA action on an INDA varies considerably, depending on the characteristics of the drug, whether the FDA needs more information than is originally provided in the INDA and whether the FDA has concerns with the evidence submitted.

The facilities of each company involved in the commercial manufacturing, processing, testing, control and labeling of pharmaceutical products must be registered with and approved by the FDA. Continued registration requires compliance with Good Manufacturing Practices regulations and the FDA conducts periodic establishment inspections to confirm continued compliance with its regulations. We are subject to various federal, state and local laws, regulations and recommendations relating to such matters as laboratory and manufacturing practices and the use, handling and disposal of hazardous or potentially hazardous substances used in connection with our research and development work. We do not produce and drugs at this time and are not subject to these commercial manufacturing regulations at this time. However, it is important for the company to be aware of these standards in case a need for compliance develops in the future.

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

Employees

Currently we have two employees, including our Chief Executive Officer, Nadav Kidron and our Chief Financial Officer, George Drazenovic. Dr. Miriam Kidron has been providing consulting services to us. We are considering engaging Dr. Miriam Kidron as our Chief Scientist and depending on the results of those trials and other factors relating to the operations of the company, we may hire additional employees.

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

Intellectual Property

We have a patent application filed on August 31, 2006 under the Paten Cooperation Treaty at the Israel Patent Office for “Methods and Compositions for Oral Administration of Proteins” and the technology covered by this patent application. Priority was claimed from the provisional patent application No. 60/713716. All countries were designated and the United States Patent and Trademark Office was designated as the Search and Examination Authority.

RISK FACTORS

This annual report on Form 10-KSB contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

Risks Relating to Our Business

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

To be profitable, we must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute our oral insulin product that is currently in the development stage. The time necessary to achieve these goals for any individual product is long and uncertain. Before we can sell any of our potential oral insulin products, we will be required to demonstrate through clinical trials that such product is safe and effective for human use in the treatment of people with diabetes. We have never successfully commercialized a drug product and we cannot be certain that we will be able to begin, or continue, planned clinical trials for our potential product, or if we are able, that the potential product will prove to be safe and will produce the intended effects.

Even if safe and effective, the size of the solid dosage form, taste and frequency of dosage may impede the acceptance of our product by patients.

A number of companies in the drug delivery, biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after showing promising results in earlier studies or trials. We cannot assure you that favorable results in any clinical trial will mean that favorable results will ultimately be obtained in future clinical trials. Nor can we assure you that results of limited animal and human studies are indicative of results that would be achieved in future animal studies or human clinical studies, all or some of which will be required in order to have our potential product obtain regulatory approval. Similarly, we cannot assure you that our potential product will be approved by the FDA.

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

Although we have submitted a patent application covering the intellectual property for our potential oral insulin product, we cannot assure you that our patent will be granted and, if it is granted, whether it will be held to be valid and enforceable and provide us with meaningful protection from competition. Furthermore, we may not possess the financial resources necessary to enforce our patent even if our patent application is successful. Also, we cannot be certain that any products that we or a prospective licensee develop will not infringe upon any patent or other intellectual property right of a third party.

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

There is a possibility that third parties may make improvements or innovations to our potential oral insulin product in a more expeditious manner than we do. Although we are not aware of any such circumstance related to our product portfolio, should such circumstances arise, we may need to obtain a license from such third party to obtain the benefit of the improvement or innovation. Royalties payable under such a license would reduce our share of total revenue. Such a license may not be available to us at all or on commercially reasonable terms. Although we currently do not know of any circumstances related to potential oral insulin product that would lead us to believe that a third party has developed any improvements or innovation with respect to it, we cannot assure you that such circumstances will not arise in the future. We cannot reasonably determine the cost to us of the effect of being unable to obtain any such license.

We are dependent on third parties to manufacture and, in some cases, test our products.

We have no manufacturing facilities for production of our potential oral insulin product. We have no facilities for clinical testing. The success of our program will be dependent upon securing manufacturing capabilities and contracting with clinical service providers.

The availability of manufacturers is limited by both the capacity of such manufacturers and their regulatory compliance. Among the conditions for New Drug Application approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures continually conform with the FDA’s current Good Manufacturing Practice. For the balance of this annual report on Form 10-KSB, we will refer to Good Manufacturing Practices as GMP’s to be concise. GMP’s are regulations established by the FDA that govern the manufacture, processing, packing, storage and testing of drugs intended for human use. In complying with GMP’s, manufacturers must devote extensive time, money and effort in the area of production and quality control and quality assurance to maintain full technical compliance.

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

Our competitors may succeed in developing competing technologies or obtaining government approval for products before we do. For example, on January 27, 2006 the FDA approved Pfizer, Inc.’s dry powder insulin inhaler product called Exubera. Developments by others may render our potential products non-competitive or obsolete. We cannot assure you that, if our products are marketed, they will be preferred to existing drugs or that they will be preferred to or available before other products in development.

Risks Related to our Company

We have incurred substantial losses since inception and as we expect to continue to incur research and development costs to further develop our potential oral insulin product, we are likely going to require additional capital and if additional capital is not raised, we may have to cease business operations and investors will lose their entire investment.

Since our inception in April 12, 2002, we have generated significant losses from operations. Now that we have abandoned our former business acquiring and exploring mineral properties and have become engaged in the pharmaceutical research and development business, we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As at August 31, 2006, our accumulated deficit was approximately $1,222,588. Our net loss was $260,062 and $44,808 for the years ended August 31, 2006 and 2005 respectively. As at August 31, 2006, we had cash or cash equivalents of $151,218 (including $125,000 held in trust). We have limited capital resources and no revenue from operations to date have been funded with the proceeds from equity financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

Because some of our officers and directors are located in non-U.S. jurisdictions, our shareholders may have no effective recourse against the management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

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

Our principal research and development facilities will be located in Israel and the unstable military and political conditions in Israel may cause interruption or suspension of our business operations without warning.

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

In addition, Israeli-based companies and companies doing business with Israel have been the subject of an economic boycott by members of the Arab League and certain other predominantly Muslim countries since Israel’s establishment. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved. Also, since the end of September 2000, there has been a marked increase in the level of terrorism in Israel, which has significantly damaged both the Israeli economy and levels of foreign and local investment.

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

Item 2. Description of Property

We own, through our subsidiary, four mineral claims that we refer to as the Saucy mineral claims and six mineral claims that we refer to as the Salsa mineral claims. The Saucy and Salsa mineral claims are located adjacent to each other in the Province of British Columbia, Canada. Both the Saucy and the Salsa mineral claims are held in the name of our wholly owned subsidiary, Iguana Explorations Inc. No commercially viable mineral deposit may exist on our mineral claims. We do not anticipate expending any additional resources on the exploration or development of these properties.

We do not intend to expend any further resources on the exploration or development of these claims.

Item 3. Legal Proceedings

Other than disclosed below, we know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation:

On June 21, 2006, we commenced a legal action in the Supreme Court of the State of New York against John Choi, Bernard Perini and Epifanio Almodovar to enjoin them from selling, assigning, transferring, pledging, encumbering or otherwise disposing their shares of our common stock. Collectively Messrs. Choi, Perini and Almodovar obtained 2,897,342 shares of our common stock pursuant to an aborted merger between our company and Integrated Security Technologies, Inc., a privately held New Jersey Corporation, in 2004. It is our position that Messrs. Choi, Perini and Almodovar are possessed of stock that either should never have been issued to them at all or which should have been returned to our company when our merger with Integrated Security Technologies, Inc., the privately held New Jersey Corporation, was unwound. The court subsequently granted us a temporary injunction to restrain Messrs. Choi, Perini and Almodovar from selling their shares of our common stock.

On August 10, 2006, we reached a settlement with Bernard Perini and Epifanio Almodovar for the legal action in the Supreme Court of the State of New York initiated by our company against them. As a result, the temporary injunction to restrain Messrs. Perini and Almodovar from selling their shares of our common stock has been lifted. Furthermore, pursuant to the settlement, all claims by and between our company and Bernard Perini and Epifanio Almodovar have been mutually released and discontinued with prejudice. Messrs. Perini and Almodovar agreed to ask their legal counsel to hold their shares of our common stock as an escrow agent, subject to a scheduled release.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the forth quarter of the fiscal year ended August 31, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Transactions

Our shares of common stock were initially approved for quotation on the OTC Bulletin Board under the name “Iguana Ventures Ltd.” under the symbol, IGVL, on March 8, 2004. However, the first trade did not occur until June 14, 2004 after we commenced quotation under the name “Integrated Security Technologies, Inc.” under the symbol, ISTG. Effective April 10, 2006, we changed our name from “Integrated Security Technologies, Inc.” to “Oramed Pharmaceuticals Inc.” when we merged our subsidiary, Oramed Pharmaceuticals Inc.

Our shares became ineligible for quotation on the OTC Bulletin Board on October 14, 2004 but remained eligible for quotation on the Pink Sheets. Our common stock became eligible again for quotation on the OTC Bulletin Board on November 16, 2005. On April 10, 2006, as a result of our name change, the National Association of Securities Dealers, Inc. changed our trading symbol to “ORMP.OB”.

The following table reflects the high and low bid information for our common stock for each fiscal quarter since November 16, 2005. The bid information was obtained from Yahoo! Finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended(1)	High	Low
August 31, 2006	$1.15	$0.67
November 30, 2006	$0.97	$0.60

(1) We changed our trading symbol on April 10, 2006 to “ORMP.OB” as a result of our name change. Because of the trading symbol change, we are unable to obtain prior high and low bid information for our common stock based on our previous trading symbols without undue hardship.

Securities Authorized For Issuance Under Equity Compensation Plans

Our board of directors adopted a stock option plan on August 25, 2006. The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

EQUITY COMPENSATION PLANS
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (1)
Equity Compensation Plans approved by security holders	Nil	Nil	3,000,000
Equity Compensation Plans not approved by security holders	Nil	Nil	Nil
Total	Nil	Nil	3,000,000

Notes:

(1) Our board of directors adopted a stock option plan on August 26, 2006, pursuant to which our company has reserved an aggregate of 3,000,000 common shares for issuance upon the exercise of stock options. As of August 31, 2006, we had not granted any options under this plan.

There are no outstanding options or warrants to purchase, or securities convertible into, any of our common stock.

Outstanding Shares and Shareholders of Record

At December 12, 2006, there were 41,456,779 shares of our common stock issued and outstanding. These shares were held by approximately thirty seven (37) shareholders of record.

Dividends

We have not paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain earnings, if any, to fund the development and growth of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions and any other factors that our board of directors deems relevant.

Recent Sales of Unregistered Securities

On February 6, 2006, we closed a private placement consisting of 22,981,228 shares at a price of $0.001 per share for gross proceeds of $22,981.23. We received promissory notes for the full amount, payable upon our demand. We issued the securities to 7 non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On November 21, 2006, we issued 50,000 shares of our common stock to Swiss Caps AG for services provided by Swiss Caps AG under the manufacturing agreement we entered into with Swiss Caps AG for the manufacturing of soft gel capsule to be used in the future testing of our potential drug product.

Item 6. Plan of Operation

Overview

Discussion of our financial condition and results of operations should be read in conjunction with the consolidated audited financial statements and the notes to consolidated audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operation

For the next twelve months, we plan to conduct initial clinical trials of our potential oral insulin product and to prosecute diligently the patent application we filed on August 31, 2006 under the Paten Cooperation Treaty at the Israel Patent Office for “Methods and Compositions for Oral Administration of Proteins”.

Pursuant to the agreement relating to the purchase and sale of the provisional patent application No. 60/718716, we are entitled to ask Hadasit to provide us with consulting services so that we may conduct clinical trials and commission a full clinical trial report. We have obtained such clinical trial services from Hadasit and so far we have paid to Hadasit fees in the amount of approximately $80,000 for such clinical trial services. We plan to complete the initial clinical trials within the next 6 to 10 months.

Our plan of operations for the next twelve months will depend on the results of our initial clinical trials and the conclusion of the clinical trial report. If the clinical trial report concludes that our clinical trials are not successful, we will be obligated to return the intellectual property covered by provisional patent application No. 60/718716 to Hadasit without any representations or warranties. If the clinical trial report concludes that our clinical trials are successful, we will be required to raise $1,000,000 within 120 days from the date the clinical trial report is delivered to us. Otherwise, we will need to return the intellectual property covered by provisional patent application No. 60/718716 to Hadasit without any representations or warranties.

In the next twelve months, we also plan to explore three other potential products. Once the initial feasibility determination has been completed and we decide to pursue these other potential products fully, we will need additional capital resources to research and develop these other potential products.

We believe we will need approximately $1,350,000 for the next twelve months to cover the costs of our initial clinical trials and related expenses and conduct the operations of the company.

We do not plan to purchase a plant or any significant equipment in the next twelve months.

Currently we have two employees, including our Chief Executive Officer, Nadav Kidron and our Chief Financial Officer, George Drazenovic. Dr. Miriam Kidron has been providing consulting services to us. We are considering engaging Dr. Miriam Kidron as our Chief Scientist and depending on the results of those trials and other factors relating to the operations of the company, we may hire additional employees in the next twelve months.

Liquidity and Capital Resources

At August 31, 2006, we had a working capital deficit of ($432,719) as opposed to working capital deficit of ($44,808) at August 31, 2005. At August 31, 2006, our company had $176,190 in cash and cash equivalents (including $149,972 held in trust). At August 31, 2006, our company’s total liabilities were $608,909.

We did not generate any revenue in the year ended August 31, 2006 and we have not generated any revenue since inception to August 31, 2006. We have incurred a loss of $414,576 in the year ended August 31, 2006. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

Capital Resource Requirements

For the next 12 months ending December 12, 2007, we will be required to cover a total of approximately $1.35 million for our proposed research and development and business activities. This budget includes the salaries of the research team, office costs, cost of trials and materials, among others, all of them necessary to execute our plan of operations. The following table provides a cost-breakdown of the first year of operations.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, the audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Item 7. Financial Statements

Our consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Independent Registered Public Accounting Firm’s Report, dated November 9, 2006

Consolidated Balance Sheet as at August 31, 2006

Consolidated Statements of Expenses for the years ended August 31, 2006 and August 31, 2005 and for the period from April 12, 2002 (inception) through August 31, 2006

Consolidated Statement of Changes in Stockholders’ Deficit for the period from April 12, 2002 to August 31, 2006

Consolidated Statements of Cash Flows for the years ended August 31, 2006 and August 31, 2005 and for the period from April 12, 2002 (inception) through August 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Oramed Pharmaceuticals, Inc.

(formerly Integrated Security Technologies, Inc.)

(a development stage company)

Jerusalem, Isreal

We have audited the accompanying consolidated balance sheet of Oramed Pharmaceuticals, Inc. as of August 31, 2006, and the related consolidated statements of expenses, changes in stockholders’ deficit, and cash flows for the two years then ended and the period from April 12, 2002 (Inception) through August 31, 2006. These financial statements are the responsibility of Oramed’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oramed, as of August 31, 2006, and the results of its consolidated operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Oramed will continue as a going concern. As discussed in Note 2 to the financial statements, Oramed suffered recurring losses from operations and has negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC

www.malone-bailey.com

Houston, Texas

November 9, 2006

See summary of accounting policies and notes to consolidated financial statements.

Oramed Pharmaceuticals, Inc. (formerly Integrated Security Technologies, Inc.) (A Development Stage Company) Consolidated Balance Sheet
ASSETS	August 31, 2006
Cash	$176,190

Total assets	$176,190
LIABILITIES

Accounts payable and accrued expenses	$53,652
Due to shareholder	47,252
Stock payable	508,005
608,909
STOCKHOLDERS’ DEFICIT
Common Stock
Authorized: 200,000,000 shares with $0.001 par value
41,456,779 shares issued and outstanding, respectively	41,456
Additional paid-in capital	768,749
Accumulated comprehensive loss: foreign currency	(16)
Deficit accumulated during the development stage	(1,242,908)
Total stockholders’ deficit	(432,719)
Total liabilities and stockholders’ deficit	$176,190

See summary of accounting policies and notes to consolidated financial statements.

Oramed Pharmaceuticals, Inc.
(formerly Integrated Security Technologies Inc.)
(A Development Stage Company)
Consolidated Statements of Expenses
Years ended August 31, 2006 and 2005, and the period from April 12, 2002 (Inception) through August 31, 2006
			Inception through
	2006	2005	2006
General and Administrative Expenses

General and administrative expense	$215,135	$ 44,808	$ 607,627
Research and development	197,748	-	197,748
Loss on impairment	-	-	434,876
Interest income	(1,991)	-	-
Interest expense	3,684	973	4,657

Net Loss	(414,576)	(45,781)	(1,242,908)

Other comprehensive loss	-	-	(16)

Total Comprehensive Loss	$(414,576)	$ (45,781)	$ (1,242,924)

Basic and Diluted Loss per common share	$(0.01)	$ (0.00)	N/A

Weighted Average Shares Outstanding	33,397,609	18,475,551	N/A

See summary of accounting policies and notes to consolidated financial statements.

Oramed Pharmaceuticals, Inc.
(formerly Integrated Security Technologies Inc.)
(A Development Stage Company)
Consolidated Statement of Changes In Stockholders’ Deficit
Period from April 12, 2002 (Inception) through August 31, 2006

	Common Stock		Additional paid-in	Deficit accumulated during exploration	Other comprehensive
	Shares	$	capital	stage	loss	Total

Balances at August 12, 2002 (Inception)	-	$-	$-	$-	$-	$-
Shares issued for cash	34,828,200	34,828	18,872	-	-	53,700
Net Loss	-	-	-	(65,179)	-	(65,179)

Balances at August 31, 2003	34,828,200	34,828	18,872	(65,179)	-	(11,479)

Shares cancelled	(19,800,000)	(19,800)	19,800	-	-	-

Shares issued for investment in ISTI- NJ	1,144,410	1,144	433,732	-	-	434,876
Shares issued for offering costs	1,752,941	1,753	(1,753)	-	-	-
Shares issued for cash	550,000	550	274,450	-	-	275,000
Contributions to paid in capital	-	-	18,991	-	-	18,991
Other comprehensive loss	-	-	-	-	(16)	(16)

Net Loss	-	-	-	(717,372)	-	(717,372)

Balances at August 31, 2004	18,475,551	18,475	764,092	(782,551)	(16)	-

Imputed interest	-	-	973	-	-	973

Net loss	-	-	-	(45,781)	-	(45,781)

Balances at August 31, 2005	18,475,551	18,475	765,065	(828,332)	(16)	(44,808)

Shares issued for cash	22,981,228	22,981	-	-	-	22,981
Imputed interest	-	-	3,684	-	-	3,684

Net loss	-	-	-	(414,576)	-	(414,576)
Balances at August 31, 2006	41,456,779	$41,456	$768,749	$(1,242,908)	$(16)	$(432,719)

See summary of accounting policies and notes to consolidated financial statements.

Oramed Pharmaceuticals, Inc.
(formerly Integrated Security Technologies Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
Years ended August 31, 2006 and 2005, and period from April 12, 2002 (Inception) through August 31, 2006

			Inception through
	2006	2005	2006

Operating
Net loss	$(414,576)	$(45,781)	$(1,242,908)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss on impairment of investment	-	-	434,876
Imputed interest	3,684	973	4,657
Changes in operating assets and liabilities:
Prepaid expenses	1,260	(1,260)	-
Accounts payable and accrued expenses	48,019	5,633	53,652

	(361,613)	(40,435)	(749,723)

Financing
Proceeds from sales of common stock	530,986	-	859,686
Proceeds from short term note payable	100,000	-	100,000
Payments of short term note payable	(100,000)	-	(100,000)
Shareholder advances	6,817	40,435	66,243

Net cash provided by financing activities	537,803	40,435	925,929
Effect of exchange rate on cash			(16)

Net Increase in Cash and Cash Equivalents	176,190	-	176,190
Cash and cash equivalents - Beginning of period	-	-	-
Cash and Cash Equivalents - End of Period	$176,190	$-	$176,190

Income Taxes Paid	$-	$-	$-
Interest Paid	-	-	-
Non-cash transactions: Forgiveness of debt by shareholder	-	-	18,991

See summary of accounting policies and notes to consolidated financial statements.

ORAMED PHARMACEUTICULS, Inc.

(formerly Integrated Securities Technologies, Inc.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business. Oramed Pharmaceuticals, Inc. was incorporated in the State of Nevada, on April 12, 2002 as Integrated Security Technologies, Inc. On April 10, 2006, the name was changed to Oramed when Oramed merged in their newly formed subsidiary, Oramed Pharmaceuticals Inc. The board of directors adopted the Bylaws of the subsidiary, Oramed Pharmaceuticals Inc.

Oramed has been in the development stage since its formation and has not yet realized any revenues from its planned operations. On February 17, 2006, Oramed entered into an agreement with Hadasit Medical Services and Development Ltd. to acquire the provisional patent application No. 60/718716 and planned to engage in the research and development of a method to administer insulin orally. See note 3 for details.

Oramed’s fiscal year end is August 31st.

Basis of presentation. The consolidated financial statements include the accounts of Oramed and its wholly owned Canadian subsidiary, Iguana Explorations, Inc. Significant inter-company accounts and transactions have been eliminated.

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

Cash and Cash Equivalents. For purposes of the consolidated statement of cash flows, Oramed considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition. Oramed has not generated any revenue from its operations.

Stock Based Compensation. On January 1, 2006, Oramed adopted SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Oramed adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Prior to January 1, 2006, compensation was recorded for stock-based compensation grants based on the excess of the estimated fair value of the common stock on the measurement date over the exercise price. Oramed did not issue any such stock-based compensation prior to January 1, 2006.

Foreign Currency Transactions. Oramed’s functional currency is the Canadian dollar. Management has adopted SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

Income taxes. Oramed recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Oramed provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not. Since Oramed has had recurring operating losses since inception and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the deferred tax assets.

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

Oramed does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on Oramed results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Oramed incurred recurring net losses of $414,576, and $45,781 in fiscal 2006 and 2005 respectively, has an accumulated deficit of $1,242,908 as of August 31, 2006. These conditions raise substantial doubt as to Oramed's ability to continue as a going concern. Management is trying to raise additional capital through sales of stock. The consolidated financial statements do not include any adjustments that might be necessary if Oramed is unable to continue as a going concern.

NOTE 3 – PATENT APPLICATION AGREEMENT

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

NOTE 4 – RELATED PARTY TRANSACTIONS

In fiscal 2004 a shareholder paid $18,991 of expenses on behalf of the company. The debt was forgiven by the shareholder and was recorded as a contribution to capital.

During fiscal 2005 and 2006, a director of Oramed loaned Oramed $40,435 and $6,817, respectively totalling $47,252 as of August 31, 2006. The loan is unsecured, due on demand, and bears no interest. Interest of 8% is being expensed and charged against paid in capital.

The president of Oramed provides office space to Oramed under a verbal agreement on a month to month rent free basis.

NOTE 5 – COMMON STOCK

Effective June 14, 2004, Oramed effected a 3.3:1 forward stock split, increased the amount of authorized shares to two hundred million (200,000,000), and reauthorized the par value of $.001 per share of common stock. All share and per share amounts reflected in these consolidated financial statements have been adjusted as if the split were effective on the first day of the first period presented.

During fiscal 2002, Oramed sold 34,828,200 shares of common stock to investors for $53,700 of cash.

On May 27, 2004, Oramed acquired 100% of the issued and outstanding shares of Integrated Security Technologies, Inc. (a New Jersey company) ("ISTI-NJ”) in exchange for 15,258,797 shares of Oramed's common stock. In a separate agreement, the majority shareholder of ISTI-NJ purchased 19,800,000 shares of Oramed from Oramed's then majority shareholder. The total Oramed shares owned by ISTI-NJ shareholders immediately following the merger was 35,058,797. The acquisition was considered a reverse merger. In April 2005, most parties involved agreed to unwind the May 27, 2004 transaction as if it never occurred. 33,914,387 Oramed shares issued to ISTI-NJ and its Officers were returned to Oramed and cancelled and the ISTI-NJ shares except for 7.5% were returned to the ISTI shareholders. The statement of stockholders equity reflects the cancellation of the 19,800,000, but treats the 15,258,797 as if it were never issued. Oramed holds 7.5% of ISTI-NJ and the ISTI-NJ officer still holds 1,144,410 shares of Oramed. The 7.5% of ISTI-NJ was valued using the fair value of the 1,144,410 Oramed shares. The value of the investment in ISTI-NJ was $434,876. Oramed’s management determined the investment in ISTI-NJ was impaired as of the date they took ownership in ISTI-NJ due to ISTI-NJ’s inability to produce historical financial statements.

During fiscal 2004, Oramed sold 550,000 shares of common stock for $275,000. In connection with the sale, Oramed issued 1,752,941 shares of common stock to the placement agent for fees associated with the stock sale.

During the quarter ending February 28, 2006, Oramed sold 22,981,228 shares of common stock to investors for a subscription receivable of $22,981. The proceeds were received by Oramed in the quarter ending August 31, 2006. The sale of the 22,981,228 shares represented more than a majority of the ownership of Oramed resulting in a change of control. See note 7 for more details.

NOTE 6 – STOCK PAYABLE

During the year ending August 31, 2006, Oramed sold 1,014,262 shares of common stock and 1,014,262 warrants exercisable at $0.75 to investors for $508,005 in a private placement offering. The relative fair value of the common shares was $203,412 and the warrants was $304,593. As of August 31, 2006, none of the stock from the above transactions had been issued and is being carried as a stock payable in the amount of $508,005.

The 1,014,262 warrants expire in two years and are 100% immediately vested. There have been no other options or warrant grants since inception.

NOTE 7 - INCOME TAXES

Oramed uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2006 Oramed incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $800,000 at August 31, 2006, and will expire in the years 2022 to 2026.

At August 31, 2006, deferred tax assets consisted of the following:

Deferred tax assets	$275,00
Less: valuation allowance	(275,000)

Net deferred tax asset	$-

Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs. Oramed incurred such an ownership change during the quarter ending February 28, 2006.

NOTE 9 – LITIGATION

On June 21, 2006, we commenced a legal action in the Supreme Court of the State of New York against John Choi, Bernard Perini and Epifanio Almodovar to enjoin them from selling, assigning, transferring, pledging, encumbering or otherwise disposing their shares of our common stock. Collectively Messrs. Choi, Perini and Almodovar obtained 2,897,342 shares of our common stock pursuant to an aborted merger between our company and Integrated Security Technologies, Inc., a privately held New Jersey Corporation, in 2004. It is our position that Messrs. Choi, Perini and Almodovar are possessed of stock that either should never have been issued to them at all or which should have been returned to our company when our merger with Integrated Security Technologies, Inc., the privately held New Jersey Corporation, was unwound. The court subsequently granted us a temporary injunction to restrain Messrs. Choi, Perini and Almodovar from selling their shares of our common stock.

On August 10, 2006, we reached a settlement with Bernard Perini and Epifanio Almodovar for the legal action in the Supreme Court of the State of New York initiated by our company against them. As a result, the temporary injunction to restrain Messrs. Perini and Almodovar from selling their shares of our common stock has been lifted. Furthermore, pursuant to the settlement, all claims by and between our company and Bernard Perini and Epifanio Almodovar have been mutually released and discontinued with prejudice. Messrs. Perini and Almodovar agreed to ask their legal counsel to hold their shares of our common stock as an escrow agent, subject to a scheduled release.

NOTE 10 – RESEARCH AND DEVELOPMENT COSTS

For the year ended August 31, 2006, Oramed expensed $197,748 in research and development costs related to consulting services and clinical trial services pursuant to the agreement relating to the purchase and sale of the provisional patent application No. 60/718716.

Item 8. Changes in Registrant’s Certifying Accountant

Malone & Bailey, PC, Certified Public Accountants, has been engaged as the principal independent accountants. There has been no change in our certifying accountant for the past two most recent fiscal years or interim period.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being August 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer, Nada Kidron, and our chief financial officer, George Drazenovic. Based upon that evaluation they concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report due to our independent auditor’s identification of unrecorded liabilities, equity adjustments and disclosure omissions. Appropriate adjustments and footnote disclosures have been recorded and disclosed in our Annual Report on Form 10-KSB. We are in the process of improving our disclosure and internal controls in an effort to remediate these deficiencies. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth information regarding our current and proposed executive officers and directors:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Miriam Kidron(1)	Director	66	March 8, 2006
Nadav Kidron(1)	Director, CEO and President	32	March 8, 2006
George Drazenovic (2)	CFO and a director	35	March 23, 2006

Notes:

(1) Miriam Kidron is Nadav Kidron’s mother.

(2) On March 23, 2006, we appointed George Drazenovic as our chief financial officer, secretary and treasurer and to our board of directors.

Dr. Miriam Kidron

Dr. Miriam Kidron is a pharmacologist and a biochemist with a Ph. D. in biochemistry. From 1990 to the present time, she has been an investigator in the Diabetes Unit at Hadassah University Hospital in Jerusalem, Israel. She has no prior experience in working for public companies.

Nadav Kidron

Nadav Kidron has been a managing director at the Institute of Advanced Jewish Studies – Bar Ilan University. From 2001 – 2003, he was a lawyer intern at with Wine Mishaiker and Erenstof Law Offices in Jerusalem, Israel. Mr. Kidron obtained his LLB from the Bar – Ilan University and is currently enrolled in the International MBA program at the Bar – Ilan University. He has no prior experience in working for public companies.

George Drazenovic

Mr. Drazenovic is a certified general accountant and certified financial analyst. He also holds a Master of Business Administration from the University of Notre Dame. Currently, Mr. Drazenovic is also the CEO and CFO of Sun Cal Energy Inc. From August 2001 to January 2005, Mr. Drazenovic was the Financial Manager, Engineering Services for BC Hydro. From January 1995 to May 2000, Mr. Drazenovic was the Manager – Accounting for Queensboro Investments.

Significant Employees/Consultants

We conduct our business through agreements with consultants. Currently, we have a consulting agreement with one of our directors, Dr. Miriam Kidron, for the provision of her services as a part-time consultant. We are considering engaging Dr. Miriam Kidron as our Chief Scientist and paying her a fixed amount of compensation for her services.

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

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the Articles of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President at the address appearing on the first page of this current report.

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

Audit Committee Financial Expert

Our board of directors has determined that we have a board member, George Drazenovic, who qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B. However, as CFO of our company, Mr. Drazenovic does not qualify as being “independent”, nor do any of our other directors, as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the NASD Rules.

We believe that our board of directors collectively is capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because our company believes that the functions of an audit committee can be adequately performed by our board of directors as a whole. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. We are not aware of any director, executive officer or beneficial owner of more than 10% of the outstanding common stock who or which has not timely filed reports required by Section 16(a) of the Exchange Act during or in respect of the fiscal year of our successor company ended August 31, 2006, except for the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Nadav Kidron(1)	1	1	Nil
Zeev Bronfeld(1)	1	1	Nil

(1) The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 3 – Statement of Changes in Beneficial Ownership.

Item 10. Executive Compensation

No executive officer of our company or our subsidiary received annual salary and bonus in excess of $100,000 for our company’s fiscal year ended August 31, 2006, 2005 and 2004. During such time we did not pay any salaries or bonuses to any of our executive officers. As of the date of this annual report on Form 10-KSB, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer’s employment with our company, from a change in control of our company or a change in such officer’s responsibilities following a change in control.

SUMMARY COMPENSATION TABLE
Name And Principal Position	Year	Annual Compensation			Long-Term Compensation
		Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Awards		Payouts	All Other Compen- sation ($)
					Restricted Stock Awards ($)	Securities Under-lying Options/ SARs (#)	LTIP Payouts ($)
Nadav Kidron (1) CEO, President and Director	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
George Drazenovic (2) CFO, Secretary, Treasurer and a Director	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Randy White (3) former President and former Director	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Notes:

(1) Nadav Kidron became President, CEO and a director of our company on March 8, 2006.
(2) George Drazenovic became CFO, secretary, treasurer and a director of our company on March 23, 2006.

(3) Randy White resigned from all positions as director and officer of our company effective March 8, 2006.

Stock Option Grants

Our board of directors adopted a stock option plan on August 26, 2006. We have not granted any stock options to the executive officers or directors from inception through August 31, 2006.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR
Name	Individual Grants
	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year (#)	Exercise Price Per Share ($)	Expiration Date
Nadav Kidron (1)	Nil	Nil	Nil	N/A
Miriam Kidron (1)	Nil	Nil	Nil	N/A
George Drazenovic (2)	Nil	Nil	Nil	N/A
Randy White (3)	Nil	Nil	Nil	N/A

Notes:

(1) Nadav Kidron and Miriam Kidron became directors of our company on March 8, 2006.

(2) George Drazenovic became CFO, secretary, treasurer and a director of our company on March 23, 2006.

(3) Randy White resigned from all positions as director and officer of our company effective March 8, 2006.

The following table sets forth for each Named Executive Officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of August 31, 2006. The values for “in-the-money” options are calculated by determining the difference between the fair market value of the securities underlying the options as of August 31, 2006 and the exercise price of the individual’s options. During the year ended August 31, 2006, no named Executive Officer exercised options.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
Name	Shares Acquired on Exercise (#)	Aggregate Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End		Value of Unexercised In-the -Money Options/SARs at FY- end
			Exercisable (#)	Unexercisable (#)	Exercisable ($)	Unexercisable ($)
Nadav Kidron (1)	Nil	Nil	Nil	Nil	Nil	Nil
Miriam Kidron (1)	Nil	Nil	Nil	Nil	Nil	Nil
George Drazenovic (2)	Nil	Nil	Nil	Nil	Nil	Nil
Randy White (3)	Nil	Nil	Nil	Nil	Nil	Nil

Notes:

(1) Nadav Kidron and Miriam Kidron became directors of our company on March 8, 2006.

(2) George Drazenovic became CFO, secretary, treasurer and a director of our company on March 23, 2006.

(3) Randy White resigned from all positions as director and officer of our company effective March 8, 2006.

Employment Contracts, Termination of Employment and Change In Control Arrangements

We have not entered into any employment agreements with our officers and directors and have paid no compensation to them. We conduct our business through agreements with consultants. Currently, we have a consulting agreement with one of our directors, Dr. Miriam Kidron, for the provision of her services as a part-time consultant. We are considering engaging Dr. Miriam Kidron as our Chief Scientist and paying her a fixed amount of compensation for her services.

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

Stock Option Plan

Our board of directors adopted a stock option plan on August 26, 2006. Pursuant to this stock option plan, our company has reserved up to 3,000,000 common shares for issuance upon the exercise of any options granted under the plan. No stock options had been granted under the plan at the end of our most recent year ended August 31, 2006.

Director’s Compensation

Directors may be paid their expenses for attending each meeting of the directors and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings.

Family Relationships

Dr. Miriam Kidron is Mr. Nadav Kidron’s mother. Other than that, none of the directors or officers of our company are related by blood or marriage.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of the directors or executive officers of our company or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

The following table sets forth, as of December 12, 2006, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each director, nominee and named executive officer of our company and our wholly-owned operating subsidiary, and by the directors and executive officers of our company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)
Zeev Bronfeld, 6 Uri St., Tel-Aviv, Israel	6,158,517	14.9%
Hadassit Medical Research Services and Development Ltd., Floor 2 1/2, Mother & Child Center, Hadassah Ein Karem, P.O. Box 12000, Jerusaleum 91120, Israel	4,141,532	9.98%
Nadav Kidron, 2 Elza St., Jerusalem, Israel	10,371,735	25%
Directors and Officers (as a group)	10,371,735	25%

(1) Regulation S-B under the Exchange Act, defines a beneficial owner of a security as any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 12, 2006.

(2) Based upon 41,456,779 issued and outstanding shares of common stock as of December 12, 2006.

Item 12. Certain Relationships And Related Transactions

Other than as disclosed below, during the last two years we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeded $60,000, and in which, to our knowledge, any of the following persons had, or is to have, a direct or indirect material interest: a director or executive officer of our company; a nominee for election as a director of our company; a beneficial owner of more than five percent of the outstanding shares of our common stock; or any member of the immediate family of any such person.

On March 3, 2006, we completed the purchase of U.S. provisional patent application 60/718716, including related intellectual property, from Hadasit. The patent application relates to a method of preparing insulin so that it may be taken orally for use in the treatment of people with diabetes. The agreement provides that Hadasit will provide consulting services to us so that clinical trials, including a full report, may be conducted. We have agreed to provide $200,000 for the conduct of those consulting services. We will pay the $200,000 to Hadasit if the Company chooses to obtain such services from Hadasit. We have also agreed to secure proper conditions for the future development of the patent application product. To obtain the money to do so, we promise to sell at least $1,000,000 units of the common stock of our company.

In the past twelve months, we have paid to K.N.R.Y. Ltd., a private Israeli company owned by our President and Director, Mr. Nadav Kidron, approximately $90,000 for general administrative expenses incurred by K.N.R.Y. Ltd. on our behalf, including telephone, fax, mail, printing materials, transportation, travel expenses abroad, and office equipment.

Item 13. Exhibits

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on November 29, 2002).
3.2	Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 10, 2006).
3.3	Articles of Merger filed with the Nevada Secretary of State on March 29, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 10, 2006).
(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on November 29, 2002).
(10)	Material Contracts
10.1	Form of Securities Purchase Agreement for February 6, 2006 private placement (incorporated by reference from our current report on Form 8-K filed February 6, 2006)
10.2

Agreement between our company and Hadasit Medical Services and Development Ltd. dated February 17, 2006 concerning the acquisition of U.S. patent application 60/718716 (incorporated by reference from our current report on Form 8-K filed February 17, 2006).

10.3	Consulting Agreement between our company and Dr. Miriam Kidron (incorporated by reference from our current report on Form 8-K filed February 17, 2006).
10.4	Agreement between our company and Swiss Caps Ag dated October 30, 2006 (incorporated by reference from our current report on Form 8-K filed October 26, 2006).
(21)	Subsidiaries
21.1	Iguana Explorations Inc.
(23)	Consents of Experts & Counsel
23.1*	Consent of Independent Auditor (Malone & Bailey, PC, Certified Public Accountants)

(31)	Section 302 Certification
31.1*	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

Item 14. Principal Accountant Fees And Services Audit Fees

Audit Fees

The aggregate fees billed for the fiscal years ended August 31, 2006 and August 31, 2005 for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were estimated at $8,830 and $8,965, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

By: /s/ Nadav Kidron

Nadav Kidron

President, Chief Executive Officer and Director

(Principal Executive Officer)

Date: December 14, 2006

By:	/s/ George Drazenovic

George Drazenovic, Chief Financial Officer, Secretary, Treasurer and Director

(Principal Financial Officer)

Date: December 14, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nadav Kidron
Nadav Kidron	President, Chief Executive Officer and Director	December 14, 2006
/s/ George Drazenovic
George Drazenovic	Chief Financial Officer, Secretary, Treasurer and Director	December 14, 2006