Form 10QSB
period 2006-11-30
ORAMED PHARMACEUTICALS INC.
filed 2007-01-22
CIK 1176309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   November 30, 2006

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

N/A
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

41,581,779 common shares issued and outstanding as at January 18, 2007

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

ORAMED PHARMACEUTICALS, INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)
	30-Nov-06	31-Aug-06
ASSETS

Cash	$ 72,300	$ 176,190

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$ 12,412	$ 53,652
Due to shareholder	47,252	47,252
Stock payable	508,005	508,005
Total current liabilities	567,669	608,909

Stockholders' deficit
Common stock:
Authorized: 200,000,000 with $0.001 par value
41,456,779 issued and outstanding	41,456	41,456
Additional paid-in capital	783,093	768,749
Accumulated comprehensive loss: foreign currency	(16)	(16)
Deficit accumulated during the development stage	(1,319,902)	(1,242,908)
Total stockholders’ deficit	(495,369)	(432,719)
Total liabilities and stockholders' deficit	$ 72,300	$ 176,190

ORAMED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
Three months ended November 30, 2006 and 2005, and the period from April 12, 2002 (Inception) through November 30, 2006
(unaudited)
			Inception
	Three Months Ended		Through
	2006	2005	2006

General and administrative	$ 47,990	$ 4,987	$ 655,608
Research and development	28,062	-	225,810
Loss on impairment	-	-	434,876
Interest income	-	-	(1,991)
Interest	942	675	5,599
Net loss	(76,994)	(5,662)	(1,319,902)
Other comprehensive loss	-	-	(16)
Total comprehensive loss	$ (76,994)	$ (5,662)	$ (1,319,918)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)

Basic and diluted weighted average shares outstanding	41,456,779	18,475,551

ORAMED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Three months ended November 30, 2006 and 2005, and the period from April 12, 2002 (Inception) through November 30, 2006
(unaudited)
			Inception
			through
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (76,994)	$ (5,662)	$ (1,319,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment from investment	-	-	434,876
Stock based compensation	13,402	-	13,402
Imputed interest	942	675	5,599
Changes in operating assets and liabilities:
Prepaid expenses	-	1,260	-
Accounts payable and accrued expenses	(41,240)	(1,635)	12,412
NET CASH USED IN OPERATING ACTIVITIES	(103,890)	(5,362)	(853,613)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	-	859,686
Proceeds from short term loan	-	-	100,000
Repayment of short term loan	-	-	(100,000)
Due to/ from shareholder	-	5,362	66,243
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	5,362	925,929
Effect of exchange rate on cash			(16)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(103,890)	-	72,300
CASH AT BEGINNING OF PERIOD	176,190	-	-
CASH AT END OF PERIOD	$ 72,300	$ -	$ 72,300

Non-cash transactions: forgiveness of debt	$ -	$ -	$ 18,991

ORAMED PHARMACEUTICULS, Inc.

(formerly Integrated Securities Technologies, Inc.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Oramed Pharmaceuticals, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Oramed’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2006 as reported in the 10-KSB have been omitted.

2. STOCK OPTIONS

In November 2006, Oramed granted 750,000 options to two directors valued at $321,647 exercisable at $0.76 with a term of 3 years. The options vest monthly until November 2007. The options were valued using a Black-Scholes model with an expected term of 1.77 years, expected volatility of 115% and a risk free rate of 4.74%. $13,402 was expensed during the three months ended November 30, 2006 related to these options.

3. SUBSEQUENT EVENT

In December 2006, Oramed borrowed $20,000 from a third party at 0% interest, due in one year and unsecured.

In December 2006, Oramed issued 125,000 shares of common stock valued at $97,500 for services.

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

On August 31, 2006, we filed a patent application under the Patent Cooperation Treaty at the Israel Patent Office for “Methods and Compositions for Oral Administration of Proteins”. Priority was claimed from the provisional patent application No. 60/718716. We intend to conduct clinical trials of our potential oral insulin product for the next six months. To date, we have not begun our planned trials of the product and we have not generated sales of any products.

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

Before we can market or even transport a new human pharmaceutical product commercially in the United States, regulations require that we file an Investigational New Drug Application (for the balance of this quarterly report on Form 10-QSB, we will refer to Investigational New Drug Application as INDA to be concise), conduct clinical trials and file an INDA with the FDA.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2007.

Plan of Operations

Our primary objectives over the 12 months ending November 30, 2007, will be to conduct further research and development on the technology covered by the provisional patent application No. 60/718716 we acquired from Hadasit and to begin Phase I of the clinical trials for our drug product candidate to administer insulin orally.

Capital Resource Requirements

For the next 12 months ending November 30, 2007, we will be required to cover a total of approximately $1.345 million for our proposed research and development and business activities. This budget includes the salaries of the research team, office costs, cost of trials and materials, among others, all of them necessary to execute our plan of operations. The following table provides a cost-breakdown of the first year of operations.

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

Financial Condition, Liquidity and Capital Resources

At November 30, 2006, we had a working capital deficit of $495,369.

At November 30, 2006, our company had $72,300 in cash and cash equivalents. At November 30, 2006, our company’s total liabilities were $567,669.

We did not generate any revenue in the three months ended November 30, 2006 and we have not generated any revenue since inception to November 30, 2006. We have incurred a loss of $76,994 in the three months ended November 30, 2006. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

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

We have historically incurred losses, and through November 30, 2006 have incurred losses of $1,319,918 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

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

Our independent auditor’s report on our audited financial statements, in our Form 10-KSB for the fiscal year ended August 31, 2006, contained a going concern qualifier. The qualifier explanatory paragraph contained in their audit report should be read in connection with our management’s discussion of our financial condition, liquidity and capital resources.

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

The availability of manufacturers is limited by both the capacity of such manufacturers and their regulatory compliance. Among the conditions for New Drug Application approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures continually conform with the FDA’s current Good Manufacturing Practice. For the balance of this quarterly report on Form 10-QSB, we will refer to Good Manufacturing Practices as GMP’s to be concise. GMP’s are regulations established by the FDA that govern the manufacture, processing, packing, storage and testing of drugs intended for human use. In complying with GMP’s, manufacturers must devote extensive time, money and effort in the area of production and quality control and quality assurance to maintain full technical compliance.

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

Since our inception in April 12, 2002, we have generated significant losses from operations. Now that we have abandoned our former business acquiring and exploring mineral properties and have become engaged in the pharmaceutical research and development business, we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As at August 31, 2006, our accumulated deficit was approximately $1,242,908. Our net loss was $414,576 and $45,781 for the years ended August 31, 2006 and 2005 respectively. As at August 31, 2006, we had cash or cash equivalents of $176,190 (including $125,000 held in trust). We have limited capital resources and no revenue from operations to date have been funded with the proceeds from equity financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being November 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer, Nadav Kidron, and our chief financial officer, George Drazenovic. Based upon that evaluation, they concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report. The deficiencies in internal control relate to the recording stock-based compensation expense. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On November 23, 2006, we entered issued stock options to one consultant and one director of our company, granting options to purchase an aggregate of 750,000 shares of our common stock at an exercise price of $0.76 per share, exercisable for a period of three years pursuant to the stock option agreements.

On December 27, 2006, we issued 125,000 shares of our common stock to Swiss Caps Ag pursuant to an agreement whereby Swiss Caps Ag has agreed to manufacture oral gel capsules for clinical testing of our oral insulin project.

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

Date: January 19, 2007

By: /s/ George Drazenovic

George Drazenovic, CFO, Secretary, Treasurer and Director

(Principal Financial Officer and Principal Accounting Officer)

Date: January 19, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Nadav Kidron

Nadav Kidron, President, CEO and Director

Date: January 19, 2007

By: /s/ George Drazenovic

George Drazenovic, CFO, Secretary, Treasurer and Director

Date: January 19, 2007