Form 10QSB
period 2007-02-28
ORAMED PHARMACEUTICALS INC.
filed 2007-04-23
CIK 1176309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________________________ to ___________________________

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

41,631,779 common shares issued and outstanding as at April 19, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

ORAMED PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	28-Feb-07	31-Aug-06

ASSETS

Cash	$133,423	$176,190

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$37,625	$53,652
Due to shareholder	47,252	47,252
Stock payable	506,060	508,005
Convertible note	125,000	-
Total current liabilities	715,937	608,909

Stockholders' deficit
Common stock:
Authorized: 200,000,000 with $0.001 par value
41,631,779 and 41,456,779 issued and outstanding	41,631	41,456
Additional paid-in capital	1,048,012	768,749
Subscription receivable	(20,979)	-
Accumulated comprehensive loss: foreign currency	(16)	(16)
Deficit accumulated during the development stage	(1,651,162)	(1,242,908)
Total stockholders’ deficit	(582,514)	(432,719)

Total liabilities and stockholders' deficit	$133,423	$176,190

ORAMED PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
Three and six months ended February 28, 2007 and 2006, and the period from
April 12, 2002 (Inception) through February 28, 2007

					Inception
	Three Months Ended		Six Months Ended		Through
	28-Feb-07	28-Feb-06	28-Feb-07	28-Feb-06	28-Feb-07

General and administrative	$160,747	$-	$208,737	$1,620	$816,355
Research and development	107,590	-	135,652	-	333,400
Loss on impairment	-	-	-	-	434,876
Interest income	-	-	-	-	(1,991)
Interest expense	62,923	-	63,865	675	68,522
Net loss	331,260	-	408,254	7,282	1,651,162
Other comprehensive loss	-	-	-	-	16
Total comprehensive loss	$331,260	$-	$408,254	$7,282	$1,651,178

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding	41,558,702	18,475,551	41,508,022	18,475,551

ORAMED PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended February 28, 2007 and 2006, and the period from
April 12, 2002 (Inception) through February 28, 2007

			Inception
	Six Months Ended		through
	28-Feb-07	28-Feb-06	28-Feb-07

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(408,254)	$(7,282)	$(1,651,162)
Adjustments to reconcile net loss to net cash used in
operating activities:
Loss on impairment from investment	-	-	434,876
Imputed interest	1,874	675	6,531
Amortization of debt discount	60,000	-	60,000
Common stock issued for services	98,750	-	98,750
Stock option expense	93,814	-	93,814
Changes in operating assets and liabilities:
Prepaid expenses	-	1,260	-
Accounts payable and accrued expenses	(13,951)	(1,470)	37,625
NET CASH USED IN OPERATING ACTIVITIES	(167,767)	(6,817)	(919,566)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note	125,000	-	125,000
Proceeds from sale of stock	-	-	861,762
Proceeds from short term loan	20,000	-	120,000
Repayment of short term loan	(20,000)	-	(120,000)
Proceeds from related party advances	-	6,817	66,243
NET CASH PROVIDED BY FINANCING ACTIVITIES	125,000	6,817	1,053,005

Effect of exchange rate on cash	-	-	(16)

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(42,767)	-	133,423
CASH AT BEGINNING OF PERIOD	176,190	-	0

CASH AT END OF PERIOD	$133,423	$-	$133,423

Supplemental disclosures – cash paid for:
Interest	$-	$-	$-
Income taxes	-	-	-

Non-cash transactions:
Forgiveness of debt	$-	$-	$18,991
Discount on convertible note	60,000	-	60,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2. STOCK OPTIONS

In November 2006, Oramed granted 750,000 options to one consultant and one directors valued at $321,647 exercisable at $0.76 with a term of 3 years. The options vest monthly until November 2007. The options were valued using a Black-Scholes model with an expected term of 1.77 years, expected volatility of 115% and a risk free rate of 4.74%. $93,814 was expensed during the six months ended February 28, 2007 related to these options.

3. COMMON STOCK

In December 2006, Oramed issued 125,000 shares of common stock valued at $98,750 to a third party for services.

During the six months ended February 28, 2007 Oramed issued 50,000 shares of stock for $25,000 received in fiscal 2006. 25,000 warrants exercisable at $0.75 per share with a term of 5 years were issued with the stock. The relative fair value of the stock was $17,231 and the warrants was $7,769.

4. NOTES PAYABLE

In December 2006, Oramed borrowed $20,000 with no stated interest rate, due in one year and unsecured. The note was repaid in the same month.

In February 2007, Oramed borrowed $125,000 on a convertible note bearing no interest, due on demand and unsecured. The note is convertible at $0.50 per share. Oramed analyzed the conversion option of the note and determined it did not require derivative treatment under FAS 133 and EITF 00-19. Oramed also analyzed the note under EITF 98-5 and determined it contained a beneficial conversion feature with an intrinsic value of $60,000. Because the note is due on demand, the entire mount of the beneficial conversion feature was amortized immediately to interest expense.

5. SUBSCRIPTION RECEIVABLE

During the quarter ending February 28, 2006, Oramed sold 22,981,228 shares of common stock to investors for a subscription receivable of $22,981. $2,002 of this amount was collected in fiscal 2006 resulting in a subscription receivable of $20,979 as of February 28, 2007.

6. SUBSEQUENT EVENT

In April 2007, Oramed collected $14,786 of its subscription receivable.

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

On October 15, 2006, we adopted a stock option plan (the “2006 Option Plan”) for our directors and employees, reserving a total of 3,000,000 shares of our common stock for issuance pursuant to grants made under the 2006 Option Plan.

On November 23, 2006, we entered into stock option agreements with one consultant and one director of our company, granting options to purchase an aggregate of 750,000 shares of our common stock at an exercise price of $0.76 per share, exercisable for a period of three years pursuant to the stock option agreements. The options will vest in accordance with the stock option agreements.

We originally agreed to grant options to purchase 1,975,000 shares of our common stock, but two of our directors have decided not accept stock options at this time.

On January 30, 2007 the Company formed a scientific advisory committee to provide scientific advice to the board of directors. This advisory committee will not have authority to make decisions, carry out any functions or bind the Company to any obligations.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the twelve months ending February 28, 2008.

Plan of Operations

Our primary objectives over the 12 months ending February 28, 2008, will be to conduct further research and development on the technology covered by the provisional patent application No. 60/718716 we acquired from Hadasit and to begin Phase I of the clinical trials for our drug product candidate to administer insulin orally.

Capital Resource Requirements

For the next 12 months ending February 28, 2008, we will be required to cover a total of approximately $1.345 million for our proposed research and development and business activities. This budget includes the salaries of the research team, office costs, cost of trials and materials, among others, all of them necessary to execute our plan of operations. The following table provides a cost-breakdown of the first year of operations.

Estimated Funding Required During the Next 12 Months
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

Financial Condition, Liquidity and Capital Resources

At February 28, 2007, we had a working capital deficit of $582,514.

At February 28, 2007, our company had $133,423 in cash and cash equivalents. At February 28, 2007, our company’s total liabilities were $715,937.

We did not generate any revenue in the three months ended February 28, 2007 and we have not generated any revenue since inception to February 28, 2007. We have incurred a loss of $331,260 in the three months ended February 28, 2007. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

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

We have historically incurred losses, and through February 28, 2007 have incurred losses of $1,651,178 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

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

Since our inception in April 12, 2002, we have generated significant losses from operations. Now that we have abandoned our former business acquiring and exploring mineral properties and have become engaged in the pharmaceutical research and development business, we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As at February 28, 2007, our accumulated deficit was approximately $1,651,162. Our net loss was $408,254 for the six months ended February 28, 2007. As at February 28, 2007, we had cash or cash equivalents of $133,423 (including $24,972 held in trust). We have limited capital resources and no revenue from operations to date have been funded with the proceeds from equity financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being February 28, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer, Nadav Kidron, and our chief financial officer, George Drazenovic. Based upon that evaluation, they concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report. The deficiencies in internal control relate to the recording of stock-based compensation expense and beneficial conversion features related to convertible debt . There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

10.3	Consulting Agreement between our company and Dr. Miriam Kidron (incorporated by reference from our current report on Form 8-K filed February 17, 2006).

10.4	Agreement between our company and Swiss Caps Ag dated October 30, 2006 (incorporated by reference from our current report on Form 8-K filed October 26, 2006).

10.5	Stock Option Plan dated October 15, 2006 (incorporated by reference from our current report on Form 8-K filed on November 23, 2006).

10.6	Stock Option Agreement dated November 23, 2006 (incorporated by reference from our current report on Form 8-K filed on November 23, 2006).

(31)	Section 302 Certification

31.1*	Certification of Nadav Kidron

31.2*	Certification of George Drazenovic

(32)	Section 906 Certification

32.1*	Certification of Nadav Kidron

32.2*	Certification of George Drazenovic

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oramed Pharmaceuticals Inc.

By: /s/ Nadav Kidron
Nadav Kidron, President, CEO and Director
(Principal Executive Officer)
Date: April 23, 2007

By: /s/ George Drazenovic
George Drazenovic, CFO, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: April 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Nadav Kidron
Nadav Kidron, President, CEO and Director
Date: April 23, 2007

By: /s/ George Drazenovic
George Drazenovic, CFO, Secretary, Treasurer and Director
Date: April 23, 2007