Form 10QSB
period 2007-05-31
ORAMED PHARMACEUTICALS INC.
filed 2007-07-23
CIK 1176309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   May 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

45,231,779 common shares issued and outstanding as at July 12, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

ORAMED PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(unaudited)
	31-May-07	31-Aug-06

ASSETS
Current assets
Cash & cash equivalents	$ 50,883	$ 176,190
Cash held in trust	912,508	-
Total assets	$ 963,391	$ 176,190

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$ 10,668	$ 53,652
Due to shareholder	47,252	47,252
Convertible notes payable	275,000	-
Stock payable	1,406,159	508,005
Total current liabilities	1,739,079	608,909

Stockholders' deficit
Common stock:
Authorized: 200,000,000 with $0.001 par value
41,631,779 and 41,456,779 issued and outstanding	41,631	41,456
Additional paid-in capital	1,129,356	768,749
Accumulated comprehensive loss: foreign currency	(16)	(16)
Deficit accumulated during the development stage	(1,946,659)	(1,242,908)
Total stockholders’ deficit	(775,688)	(432,719)
Total liabilities and stockholders' deficit	$ 963,391	$ 176,190

See notes to the consolidated financial statements

ORAMED PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
(unaudited)
Three and nine months ended May 31, 2007 and 2006, and the period from April 12, 2002 (Inception) through May 31, 2007

					Inception
	Three Months Ended		Nine Months Ended		Through
	31-May-07	31-May-06	31-May-07	31-May-06	31-May-07

General and administrative	$ 243,655	$ 126,912	$ 452,392	$ 133,519	$1,060,010
Research and development	50,910	-	186,562	-	384,310
Loss on impairment	-	-	-	-	434,876
Interest Income	-	-	-	-	(1,991)
Interest expense	932	-	64,797	675	69,454
Net loss	(295,497)	(126,912)	(703,751)	(134,194)	(1,946,659)
Other comprehensive loss	-	-	-	-	16
Total comprehensive loss	$ (295,497)	$ (126,912)	$ (703,751)	$(134,194)	$(1,946,675)

Basic and diluted loss per common share	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.00)

Weighted average shares outstanding	41,631,779	30,681,698	41,549,728	30,681,698

See notes to the consolidated financial statements

ORAMED PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Nine months ended May 31, 2007 and 2006, and the period from April 12, 2002 (Inception) through May 31, 2007
			Inception
	Nine Months Ended		Through
	31-May-07	31-May-06	31-May-07
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (703,751)	$ (134,194)	$(1,946,659)
Adjustments to reconcile net loss to net cash used
in operating activities:
Amortization of debt discount	60,000	-	60,000
Loss on impairment from investment	-	-	434,876
Common stock issued for services	98,750	-	98,750
Stock option expense	174,225	-	174,225
Imputed interest	2,806	675	7,463
Changes in operating assets and liabilities:	-	-	-
Prepaid expenses	-	1,260	-
Accounts payable and accrued expenses	(44,829)	14,897	8,823
NET CASH USED IN OPERATING ACTIVITIES	(412,799)	(117,362)	(1,162,522)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note	275,000	-	275,000
Proceeds from sales of stock	925,000	301,945	1,784,686
Repayments of short term loan	(20,000)	-	(120,000)
Proceeds from short term loan	20,000	-	120,000
Due to/ from shareholder	-	6,817	66,243
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,200,000	308,762	2,125,929

Effect of exchange rate on cash	-	-	(16)

NET CHANGE IN CASH AND CASH EQUIVALENTS	787,201	191,400	963,391
CASH AT BEGINNING OF PERIOD	176,190	-	-
CASH AT END OF PERIOD	$ 963,391	$ 191,400	$ 963,391

Supplemental disclosures – cash paid for:
Interest	$ -	$ -	$ -
Income taxes	-	-	-

Non-cash transactions:
Forgiveness of debt	$ -	$ -	$ 18,991
Discount on convertible note	60,000	-	60,000

See notes to the consolidated financial statements

ORAMED PHARMACEUTICULS, Inc.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

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

2. Going Concern

Oramed has historically incurred losses, and through May 31, 2007 has incurred losses of $1,946,659 since inception. Because of these historical losses, we will require additional working capital to develop our business operations. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

3. STOCK OPTIONS

In November 2006, Oramed granted 750,000 options to two directors valued at $321,647 exercisable at $0.76 with a term of 3 years. The options vest monthly until November 2007. The options were valued using a Black-Scholes model with an expected term of 1.77 years, expected volatility of 115% and a risk free rate of 4.74%. $174,225 was expensed during the nine months ended May 31, 2007 related to these options.

4. COMMON STOCK

In December 2006, Oramed issued 125,000 shares of common stock valued at $98,750 to a third party for services.

During the nine months ended May 31, 2007 Oramed issued 50,000 shares of stock for cash received in the prior year.

5. NOTES PAYABLE

In December 2006, Oramed borrowed $20,000 with no stated interest rate, due in one year and unsecured. The note was repaid in the same month.

In February 2007, Oramed borrowed $125,000 on a convertible note without interest, due on demand and unsecured. The note is convertible at $0.50 per share. Oramed analyzed the conversion option of the note and determined it did not require derivative treatment under FAS 133 and EITF 00-19. Oramed also analyzed the note under EITF 98-5 to determine if it contained a beneficial conversion feature. It was determined the note did contain a beneficial conversion feature with an intrinsic value of $60,000. Because the note is due on demand, the entire amount of the beneficial conversion feature was amortized immediately to interest expense.

In May 2007, Oramed borrowed $150,000 on a note payable. The terms of the note were not finalized as of May 31, 2007.

6. STOCK PAYABLE

During the quarter ended May 31, 2007 Oramed sold 1,800,000 shares of common stock with 1,800,000 warrants exercisable at $0.75 per share for $900,000. The warrants have a term of 3 years. The relative fair value of the stock sold was $479,359 and of the warrants was $420,641. As of May 31, 2007 the shares sold in these transactions had not been issued and are recorded as a stock payable. These shares were issued in June 2007.

7. SUBSEQUENT EVENTS

Subsequent to May 31, 2007, Oramed sold 1,800,000 shares of common stock with 1,800,000 warrants exercisable at $0.75 per share for $900,000. The warrants have a term of 3 years. The relative fair value of the stock sold was $477,161 of the warrants was $422,839.

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

Business Operations

We plan to conduct clinical trials of our oral insulin products and commission a clinical trial report. If the clinical trial report concludes that our clinical trials are not successful, we agree to return the intellectual property covered by provisional patent application No. 60/718716 to Hadasit without any representations or warranties. If the clinical trial report concludes that our clinical trials are successful but if we do not complete our private placement of $1,000,000 within 120 days from the date the clinical trial report is delivered to us, we also agree to return the intellectual property covered by provisional patent application No. 60/718716 to Hadasit without any representations or warranties.

On August 31, 2006, we filed a patent application under the Paten Cooperation Treaty at the Israel Patent Office for “Methods and Compositions for Oral Administration of Proteins” and priority was claimed from the provisional patent application No. 60/718716. All countries were designated and the United States Patent and Trademark Office was designated as the Search and Examination Authority.

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

On June 19, 2007 we approved a proposal with the Encorium Group Inc. to develop our product for the treatment of diabetes mellitus. Under the terms of the proposal with Encorium Group Inc., Encorium Group Inc. will be paid an hourly fee ranging from US $283 to US $450 depending on level of expertise of the medical personnel. We will also cover out of pocket expenses.

On May 8, 2007, we announced the commencement of Phase 1 clinical trials in Jerusalem, Israel. The US Food and Drug Administration recognizes clinical trials in Israeli hospitals

On May 1, 2007 we announced the filing of two provisional patents for a suppository application to our technology portfolio. The first of the two technologies is focusing on a rectal application for insulin. The second patent has been filed for the usage of this rectal application to other polypeptides that at present are required to be injected.

On October 15, 2006, we adopted a stock option plan for our directors and employees, reserving a total of 3,000,000 shares of our common stock for issuance pursuant to grants made under this 2006 stock option plan.

On November 23, 2006, we entered into stock option agreements with one consultant and one director of our company, granting options to purchase an aggregate of 750,000 shares of our common stock at an exercise price of $0.76 per share, exercisable for a period of three years pursuant to the stock option agreements. The options will vest in accordance with the stock option agreements.

On January 30, 2007, we formed a scientific advisory committee to provide scientific advice to the board of directors. This advisory committee will not have authority to make decisions, carry out any functions or bind us to any obligations.

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

In order to conduct the clinical investigations necessary to obtain regulatory approval in the U.S., we must file an INDA with the FDA to permit the shipment and use of the drug for investigational purposes. The INDA will state, in part, the results of preclinical (laboratory and animal) toxicology testing that we have conducted and our initial Phase I plans for clinical (human) testing. Unless notified that testing may not begin, the clinical testing may commence 30 days after filing an INDA. Phase I clinical trials commenced in Jerusalem, Israel in May 2007.

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

Research and Development

We plan to conduct further research and development on the technology to administer insulin orally as covered by the patent application “Methods and Composition for Oral Administration of Proteins” and on the technology covered by the two additional provisional patent application filed by our company for the next twelve months.

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

Intellectual Property

We have a patent application filed on August 31, 2006 under the Patent Cooperation Treaty at the Israel Patent Office for “Methods and Compositions for Oral Administration of Proteins” and the technology covered by this patent application. Priority was claimed from the provisional patent application No. 60/713716. All countries were designated and the United States Patent and Trademark Office was designated as the Search and Examination Authority.

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the twelve months ending May 31, 2008.

Plan of Operations

Our primary objectives over the 12 months ending May 31, 2008, will be to conduct further research and development on the technology covered by the provisional patent application No. 60/718716 we acquired from Hadasit and to begin Phase I of the clinical trials for our drug product candidate to administer insulin orally.

Capital Resource Requirements

For the next 12 months ending May 31, 2008, we will be required to cover a total of approximately $1.345 million for our proposed research and development and business activities. This budget includes the salaries of the research team, office costs, cost of trials and materials, among others, all of them necessary to execute our plan of operations. The following table provides a cost-breakdown of the first year of operations.

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

Financial Condition, Liquidity and Capital Resources

At May 31, 2007, we had a working capital deficit of $775,688.

At May 31, 2007, our company had $50,833 in cash and cash equivalents and $912,508 in cash held in trust. At May 31, 2007, our company’s total liabilities were $1,739,079.

We did not generate any revenue in the three months ended May 31, 2007 and we have not generated any revenue since inception to May 31, 2007. We have incurred a loss of $295,497 for the three months ended May 31, 2007. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

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

We have historically incurred losses, and through May 31, 2007 have incurred losses of $1,946,659 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

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

Since our inception in April 12, 2002, we have generated significant losses from operations. Now that we have abandoned our former business acquiring and exploring mineral properties and have become engaged in the pharmaceutical research and development business, we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As at May 31, 2007, our accumulated deficit was $1,946,659. Our net loss was $703,751 for the nine months ended May 31, 2007. As at May 31, 2007, we had cash or cash equivalents of $963,391 (including $912,508 held in trust). We have limited capital resources and no revenue from operations to date have been funded with the proceeds from equity financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being May 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer, Nadav Kidron, and our chief financial officer, George Drazenovic. Based upon that evaluation, they concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report. The deficiencies in internal control relate to the recording of stock and notes payable. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Effective February 12, 2007, we issued a $125,000 unsecured convertible debenture to Epsom Investment Services. All of any portion of the amounts due under the debenture may be converted at any time, at the option of the holder, into common shares of our company at a conversion price of $0.50 per share.

The issuance of the convertible debenture and the securities issuable upon conversion of the convertible debenture were made pursuant to the exemption from registration requirements of the United States Securities Act of 1933, as amended (the “Securities Act”) provided by Regulation S promulgated thereunder. The subscriber was not a U.S. person (as that term is defined in Regulation S).

Effective May 9, 2007, we issued a $150,000 note payable. The terms of this note were not finalized as of May 31, 2007.

On June 15, 2007, we closed a private placement consisting of 3,600,000 units of our securities (the “Units”) at a price of US $0.50 per Unit for aggregate proceeds of US $1,800,000. Each Unit consists of one common share and one share purchase warrant (a “Warrant”), one Warrant shall be exercisable into one common share (a “Warrant Share”) at a price of US $0.75 per Warrant Share until June 15, 2010.

We issued the Units to seven non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

10.3	Consulting Agreement between our company and Dr. Miriam Kidron (incorporated by reference from our current report on Form 8-K filed February 17, 2006).
10.4	Agreement between our company and Swiss Caps Ag dated October 30, 2006 (incorporated by reference from our current report on Form 8-K filed October 26, 2006).
10.5	Stock Option Plan dated October 15, 2006 (incorporated by reference from our current report on Form 8-K filed on November 23, 2006).
10.6	Stock Option Agreement dated November 23, 2006 (incorporated by reference from our current report on Form 8-K filed on November 23, 2006).
10.7	Form of subscription agreement and warrant certificate (incorporated by reference from our current report on Form 8-K filed on June 18, 2007)
10.8	Encorium Proposal dated April 27, 2007 (incorporated by reference from our current report on Form 8-K filed on June 19, 2007)

(31)	Section 302 Certification
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2*	Certification Statement of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oramed Pharmaceuticals Inc.

By: /s/ Nadav Kidron

Nadav Kidron, President, CEO and Director

(Principal Executive Officer)

Date: July 23, 2007

By: /s/ George Drazenovic

George Drazenovic, CFO, Secretary, Treasurer and Director

(Principal Financial Officer and Principal Accounting Officer)

Date: July 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Nadav Kidron

Nadav Kidron, President, CEO and Director

Date: July 23, 2007

By:/s/ George Drazenovic

George Drazenovic, CFO, Secretary, Treasurer and Director

Date: July 23, 2007