Form 10KSB
period 2007-08-31
ORAMED PHARMACEUTICALS INC.
filed 2007-12-12
CIK 1176309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

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

011 972-54-7909058
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes [ ] No [X]

- ii -

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.).

27,754,552 common shares @ $0.34(1) = $9,436,548
(1)	Average of bid and ask closing prices on November 29, 2007. 46,034,804 common shares outstanding. 18,280,252 held by affiliates(2). 27,754,552 held
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

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date. 46,034,804 common shares issued and outstanding as at November 29, 2007

DOCUMENTS INCORPORATED BY REFERENCE

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

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

- iii -

ORAMED PHARMACEUTICALS INC.
ANNUAL REPORT ON FORM 10-KSB
TABLE OF CONTENTS

- iv -

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward-Looking Statements

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

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

As used in this annual report, the terms “we”, “us”, “our”, and “Oramed” means Oramed Pharmaceuticals Inc., unless otherwise indicated.

Corporate Overview

We were incorporated on April 12, 2002, in the State of Nevada under the name “Iguana Ventures Ltd”. Following our incorporation we were an exploration stage company engaged in the acquisition and exploration of mineral properties. We were unsuccessful in implementing our business plan as a mineral exploration company. Accordingly, we decided to change the focus of our business by completing a share exchange with the shareholders of Integrated Security Technologies, Inc., a New Jersey private corporation. On June 4, 2004 we also changed our name to Integrated Security Technologies by filing a Certificate of Amendment with the Nevada Secretary of State. Effective June 14, 2004 we effected a 3.3:1 forward stock split, increasing the amount of authorized capital to 200,000,000 shares of common stock with the par value of $.001 per share. However, due to disappointing results, we later unwound the share exchange agreement with the shareholders of Integrated Security Technologies, Inc., the New Jersey private corporation.

Our Current Business

On March 8, 2006 we executed an agreement with Hadasit Medical Services and Development Ltd. to acquire provisional patent application No. 60/718716 and related intellectual property. The provisional patent application No. 60/718716 related to a method of preparing insulin so that it may be taken orally to be used in the treatment for the treatment of individuals with diabetes. Effective April 10, 2006, we changed our name from “Integrated Security Technologies, Inc.” to “Oramed Pharmaceuticals Inc.” Based on provisional patent application No. 60/718716, we filed a patent application under the Patent Cooperation Treaty at the Israel Patent Office for “Methods and Compositions for Oral Administration of Proteins” on August 31, 2006. We are now a pharmaceutical company engaged in the research and development of innovative pharmaceutical solutions, including an orally ingestible insulin pill to be used for the treatment of individuals with diabetes, rectal application of insulin, flu vaccines, use of oral ingestible pills for delivery other polypeptides and use of rectal application for delivery of other polypeptides.

Agreement with Hadasit Medical Services and Development Ltd.

On March 8, 2006 we executed an agreement with Hadasit Medical Services and Development Ltd to acquire provisional patent application No. 60/718716, including related intellectual property. The provisional patent application No. 60/718716 related to a method of preparing insulin so that it may be taken orally for the use in the treatment of individuals with diabetes. Under the terms of the agreement, we agreed to contract Hadasit Medical Services and Development Ltd. to provide us with consulting services to assist us in the completion of clinical trials on provisional patent application No. 60/718716. When the clinical trials have been completed Hadasit Medical Services and Development Ltd. will provide us with the preparation of a full report assessing the results of the clinical trials and the viability of provisional patent application No. 60/718716 and related intellectual property. We agreed to pay Hadasit Medical Services and Development Ltd $200,000 for the provision of these consulting services if we requested the consulting services from Hadasit Medical Services and Development Ltd.

Under this agreement we also agreed to secure proper conditions for the future development of provisional patent application No. 60/718716 and related intellectual property by raising at least $1,000,000 through a private placement of our securities.

If the assessment from the clinical trials is successful, we have 120 days to attain the above mentioned financing or we will need to return provisional patent application No. 60/718716 and related intellectual properties to Hadasit Medical Services and Development Ltd. Even though the clinical trials have not been fully completed, we believe we have achieved the required financing of $1,000,000. Accordingly, we do not have to return provisional patent application No. 60/718716 and related intellectual properties to Hadasit Medical Services and Development Ltd.

Pursuant to this agreement with Hadasit Medical Research Services and Development Ltd. dated February 17, 2006, we also agreed to grant to Dr. Miriam Kidron an option to purchase 3,361,360 shares of our common stock at the exercise price of $0.001 per share if Dr. Miriam Kidron continued to provide consulting services directly to our company following consummation of clinical trials. Because we have successfully completed our exploratory clinical trials and Dr. Miriam Kidron is continuing to provide consulting services directly to our company, we are obligated to issue these options to Dr. Miriam Kidron.

Hadasit Medical Services and Development Ltd is a related party of the company due to it being a 9% shareholder of our company and the primary researcher for Hadasit Medical Services and Development Ltd is a director of our company.

Business Operations

The provisional patent application No. 60/718716 was set to expire on September 6, 2006. On August 31, 2006, we filed a formal patent application under the Patent Cooperation Treaty at the Israel Patent Office for “Methods and Compositions for Oral Administration of Proteins”. Priority was claimed from provisional patent application No. 60/718716. All countries were designated and the United States Patent and Trademark Office was designated as the Search and Examination Authority.

On October 26, 2006, we executed an agreement with Swiss Caps AG. Under the terms of the agreement Swiss Caps AG agreed to manufacture oral gel capsules for clinical testing of our oral insulin product. Under the terms of this agreement, Swiss Caps AG will provide gel capsules for our clinical trials. Following a stringent due diligence process and an in depth review of our oral delivery technology, Swiss Caps AG agreed to accept shares of our common stock in exchange for their services. According to the agreement, all amounts due in payment to Swiss Caps AG have been paid in shares of our common stock. A copy of the agreement with Swiss Caps AG can be found as exhibit attached to our current report on Form 8-K filed on November 2, 2006.

On January 30, 2007 we formed a scientific advisory committee to provide scientific advice to our board of directors. Our advisory committee will not have authority to make decisions, carry out any functions or bind us to any obligations. Currently, members of our scientific advisory committee include Dr. Harold Jacob, Dr. Nir Barzilai, Dr. Itamar Raz, Prof. Ele Ferrannini, Dr. Derek LeRoith and Dr. John Ziemniak. Dr. Harold Jacob has a strong background, both in medical sciences as well as biotechnology and medical devices. He practiced clinical gastroenterology in New York and served as Chief of Gastroenterology at St. Johns Episcopal Hospital and South Nassau Communities Hospital, and was a Clinical Assistant Professor of Medicine at SUNY. Dr. Barzilai is the Director of the Institute for Aging Research at the Albert Einstein College of Medicine. He is currently an Associate Professor in the Department of Medicine, Molecular genetics and the Diabetes Research Center and is a member of the Divisions of Endocrinology and Geriatrics. He is also the Director of the Montefiore Hospital Diabetes Clinic.

Dr. Itamar Raz, is a professor of Internal Medicine at Hadassah University Medical Center and the head of the Diabetes Unit at Hadassah. During 1992-2005 he served as the President of the Israel Diabetes Association. He is the head of the Israel National Council of Diabetes and president of D-Cure, a foundation that supports research in the field of diabetes. Professor Ele Ferrannini has worked with various institutions including the Department of Internal Medicine, University of Pisa School of Medicine, and CNR (National Research Council) Institute of Clinical Physiology, Pisa, Italy; Diabetes Division, Department of Medicine, University of Texas Health Science Center at San Antonio, Texas, USA. He also has published over 350 original papers and 50 book chapters. Dr. Derek LeRoith has served as the Chief of the Diabetes Branch at the National Institute of Diabetes, Digestive and Kidney Diseases in the National Institute of Health in Maryland, and he is now serving as the Chief of the Division of Endocrinology, Diabetes and Bone Diseases. He is a prominent member in over 15 professional societies globally, including the Society for Endocrinology, Metabolism and Diabetes of South Africa, the European Association for the Study of Diabetes, and the American Diabetes Association. Dr. Ziemniak has over 20 years experience in the pharmaceutical industry. He has worked extensively in drug development having been involved in the conception, filing, and approval of over 13 NDAs and greater then 20 INDs covering a wide variety of drugs and indications.

On May 2, 2007 we filed two additional provisional patents for a suppository application to our technology portfolio. The first patent focuses on a rectal application for insulin. The second patent focuses on the usage of this rectal application to other polypeptides that at present are required to be injected.

On May 1, 2007 we announced the commencement of Phase I of our clinical trials, which will be conducted in Jerusalem, Israel. A small group of healthy human volunteers will orally ingest our orally ingestible insulin pill capsules in order to evaluate safety studies. The United States of America Food and Drug Administration recognizes clinical trials in Israeli hospitals.

On June 19, 2007, we approved a proposal with the Encorium Group Inc., a contract research organization, which provides comprehensive clinical and drug development solutions, to assist us in the design, implementation, advancement, and oversight of a scientific and regulatory strategic plan for the filing and approval of our orally ingestible insulin pill capsule. Under the terms of the Proposal, Encorium Group Inc. will be paid an hourly fee ranging from US $283 to US $450 depending on level of expertise of the medical personnel. A copy of the agreement with Encorium Group Inc. can be found as exhibit attached to our current report on Form 8-K filed on June 19, 2007.

On August 14, 2007, we announced that we have successfully completed our exploratory Phase 1A clinical trial with our oral insulin capsule. The study was intended to assess both the safety/tolerability and absorption properties of our proprietary oral insulin delivery technology. Based on the pharmacokinetic and pharmacologic outcomes of this early stage trial, we have decided to continue the development of our oral insulin product. Additional Phase 1 bioavailability/pharmacokinetic trials to optimize and finalize the formulation are anticipated to begin later this year.

On November 15, 2007, we announced that we have successfully completed animal studies for Phase 1B trials of our oral insulin capsule. The Phase 1B study was intended to assess the optimization of dosage for the formulation of our proprietary oral insulin delivery technology.

For the next twelve months, we plan to conduct further research and development on the technology covered by the patent application “Methods and Composition for Oral Administration of Proteins”, which we acquired from Hadasit. Through our research and development efforts, we intend to develop a pill that will not break down in the stomach or intestines and will be effective in delivering insulin to the bloodstream for the treatment of diabetes. The enzymes and compounds that are added to the insulin to make the pill must not change the composition of the insulin once it is absorbed into the bloodstream and the pill must be safe to ingest. We also plan to conduct research and development of other innovative pharmaceutical solutions, including rectal application of insulin, flu vaccines, use of oral ingestible pills for delivery other polypeptides and use of rectal application for delivery of other polypeptides.

Governmental Approval and Effect of Regulations

Our business is subject to extensive regulation by the Food and Drug Administration, other governmental authorities in the United States and governmental authorities in other countries.

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

Before we can market or even transport a new human pharmaceutical product commercially in the United States, regulations require that we file an Investigational New Drug Application, conduct clinical trials and file an Investigational New Drug Application with the Federal Drug Administration.

In order to conduct the clinical investigations necessary to obtain regulatory approval in the U.S., we must file an Investigational New Drug Application with the Federal Drug Administration to permit the shipment and use of the drug for investigational purposes. The Investigational New Drug Application will state, in part, the results of preclinical (laboratory and animal) toxicology testing that we have conducted and our initial Phase I plans for clinical (human) testing. Unless notified that testing may not begin, the clinical testing may commence 30 days after filing an Investigational New Drug Application.

Under Federal Drug Administration regulations, the clinical testing program required for marketing approval of a new drug typically involves three clinical phases. In Phase I, safety studies are generally conducted on normal, healthy human volunteers to determine the maximum dosages and side effects associated with increasing doses of the substance being tested. In Phase II, studies are conducted on small groups of patients, in our case those who have diabetes or blood sugar problems, to gain preliminary evidence of efficacy and to determine the common short-term side effects and risks associated with the new product. Phase III involves large-scale trials conducted on disease-afflicted patients to provide statistical evidence of efficacy and safety and to provide an adequate basis for product labeling. Frequent reports are required in each phase and, if unwarranted hazards to patients are found, the Federal Drug Administration may request modification or discontinuance of clinical testing until further studies have been conducted. Phase IV testing is sometimes conducted, either to meet Federal Drug Administration requirements for additional information as a condition of approval, or to gain post-approval market acceptance of the pharmaceutical product. Our orally ingestible insulin pill capsule will be subjected to each step of this lengthy process from conception to market.

Once the above phases of clinical testing have been completed, we will be required to file an Investigational New Drug Application with the Federal Drug Administration seeking approval for marketing the drug product. The Federal Drug Administration will review the Investigational New Drug Application to determine whether the drug is safe and effective, and adequately labeled, and whether the applicant can demonstrate proper and consistent manufacture of the drug. The time required for Federal Drug Administration action on an Investigational New Drug Application varies considerably, depending on the characteristics of the drug, whether the Federal Drug Administration needs more information than is originally provided in the Investigational New Drug Application and whether the Federal Drug Administration has concerns with the evidence submitted.

The facilities of each company involved in the commercial manufacturing, processing, testing, control and labeling of pharmaceutical products must be registered with and approved by the Federal Drug Administration. Continued registration requires compliance with Good Manufacturing Practices regulations and the Federal Drug Administration conducts periodic establishment inspections to confirm continued compliance with its regulations.

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

Research and Development

We have spent approximately $2,412,000 during the last 2 fiscal years on the research and development of our orally ingestible insulin pill capsules. We plan to conduct research and development on innovative pharmaceutical solutions, including an orally ingestible insulin pill to be used for the treatment of individuals with diabetes, rectal application of insulin, flu vaccines, use of oral ingestible pills for delivery other polypeptides and use of rectal application for delivery of other polypeptides.

Marketing, Advertising and Promotion

We will not conduct any marketing, advertising or promotion activities for our potential products in the next twelve months as the potential products are still only in research and development stage.

Employees

Currently we have four employees: Nadav Kidron our President, Chief Executive Officer and a director; Miriam Kirdon, our Chief Medical and Technology Officer and a director; Alex Werber, our Chief Financial Officer and Treasurer; and Tara Horn, who serves as our office manager in Israel. Both Mr. Nadav Kidron and Dr. Miriam Kidron provide services to our company pursuant to employment agreements we entered into with KNRY Ltd., an Israel company, dated August 1, 2007. We also intend to periodically hire independent contractors to execute our research and development activities. We may hire employees when circumstances warrant. At present, however, we do not anticipate hiring employees in the near future.

Competition

Our direct competitors are those companies that are also developing methods for administration of insulin through ingestible pills or capsules. To our knowledge, such companies include Biocon Ltd. in India and Biodel, Inc. in the United States. Many other companies indirectly compete with us by developing methods that allow for the administration of insulin through other means such as inhalers, into the lungs and then into the bloodstream. However, studies show that inhaled insulin is less effective than injected insulin in terms of delivery of the insulin into the bloodstream. Eli Lilly & Co., Alkermes and Mannkind Corp. are developing dry powder insulin products. Novo Nordisk and Aradigm Corp. are developing inhalable liquid insulin.

Intellectual Property

We have filed the following patent applications and provisional patent applications;

Title	Jurisdiction	Patent Application #
Methods and Compositions For Oral Administration of Proteins	Patent Cooperation Treaty, All countries were designated and the United States Patent and Trademark Office was designated as the Search and Examination Authority.	PCT/IL2006/001019
Provisional patent application for methods and compositions for rectal application for insulin	The United States Patent and Trademark Office	60/924.004
Provisional patent application for methods and compositions for rectal	The United States Patent and Trademark Office	60/024.005

application of proteins
Provisional patent application for method and compositions for oral administration of proteins	The United States Patent and Trademark Office	11/513.343

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

Risks Related to Our Business

We are dependent on the clinical success of our orally ingestible insulin pill. Failure to develop, receive regulatory approval and market our orally ingestible insulin pill will have a significant and negative effect on our ability to continue operations.

If we fail to develop our orally ingestible insulin pill to completion or obtain regulatory approval for it, either on our own or in collaboration with other pharmaceutical companies, our ability to fund future operations from either revenue or the issuance of additional equity is likely to be adversely affected. We are dependent on the successful culmination of clinical trials and regulatory approval of our orally ingestible insulin pill. The failure to develop, receive regulatory approval and market our orally ingestible insulin pill will have a significant and negative effect on our ability to continue operations.

Our orally ingestible insulin pill is still in the development stage and we cannot be certain that it will be suitable for commercial purposes.

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

We are dependent on third parties to manufacture and, in some cases, test our products. As a result, the success of our business will be dependent, in part, upon securing manufacturing capabilities and contracting with clinical service providers.

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

Our products, when developed and marketed, may compete with existing insulin products, some of which are well established in the marketplace and manufactured by our competitors. Our potential oral insulin product, if successful, would compete with insulin that is taken by injection and other potential orally ingestible insulin pills or capsules developed by other companies such as Biocon, Ltd. or Biodel, Inc. These products are marketed throughout the world by leading pharmaceutical companies such as Eli Lilly and Company and Pfizer, Inc.

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

Since our inception in April 12, 2002, we have generated significant losses from operations. Now that we have abandoned our former business acquiring and exploring mineral properties and have become engaged in the pharmaceutical research and development business, we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As at August 31, 2007, our accumulated deficit was approximately $4,479,000. Our net loss was approximately $3,236,000 and $415,000 for the years ended August 31, 2007 and 2006 respectively. As at August 31, 2007, we had cash of approximately $1,918,000. We have limited capital resources and no revenue from operations to date and have been funded with the proceeds from equity financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

We are highly dependent on our executive officers, especially on the services to be provided by our Chief Medical and Technology Officer and one of our directors, Dr. Miriam Kidron. Dr. Kidron is a pharmacist with a Ph. D. in biochemistry and is the inventor of the method and composition of insulin that can be administered orally, which is covered by patent application “Methods and Compositions For Oral Administration of Proteins”.

We would be significantly disadvantaged if Dr. Kidron were to leave our company. The loss of other officers could have an adverse effect as well, given their specific knowledge related to our proprietary technology. If we are not able to retain our executive officers, our business may suffer. None of our key officers have announced any intention to leave us. We have only recently entered into written employment agreements with KNRY, Ltd., an Israeli company, for the provision of services by Dr. Miriam Kidron and Mr. Nadav Kidron as our executive officers. We also only recently entered into a written employment agreement with Alex Werber for him to serve as our Chief Financial Officer and Treasurer. We do not maintain “key-person” life insurance policies for any of our executive officers.

There is intense competition in the biotechnology industry for qualified scientists and managerial personnel in the development, manufacture, and commercialization of drugs. We may not be able to attract and retain the qualified personnel necessary for developing our business. Additionally, because of the knowledge and experience of our scientific personnel and their specific knowledge with respect to our orally ingestible insulin pill, the continued development of our orally ingestible insulin pill could be adversely affected by the loss of any one of our executive officers or qualified personnel that we may engage.

All of our assets and all of our directors and officers are outside the United States, as a result it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or executive officers.

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, all of our directors and executive officers are nationals and or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our directors or executive officers, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

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

Sales of a substantial number of shares of our common stock into the public market by the selling stockholders may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize any current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We are in a process of filing a registration statement to enable certain selling stockholders to resell up to 18.76% of the issued and outstanding shares of our common stock. As a result of such registration statement, a substantial number of our shares of common stock which have been issued may be available for immediate resale, which could have an adverse effect on the price of our common stock. As a result of any such decreases in price of our common stock, purchasers who acquire shares from the selling stockholders may lose some or all of their investment.

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

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on brokers or dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of

$5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker or dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker or dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of brokers or dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock. This may limit your ability to buy and sell our stock and cause the price of the shares to decline

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker or dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, brokers or dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for brokers or dealers to recommend that their customers buy our common stock, which may prevent you from reselling your shares and may cause the price of the shares to decline.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive and head office is currently located at 2 Elza Street, Jerusalem, Israel 93706, which is provided to us at no cost and is contributed to us by Nadav Kidron, our President, Chief Executive Officer and a director. As of October 1, 2007, we signed a four year contract with Hebrew University and The Jerusalem Development Authority, who are working to encourage biotech companies to rent office space in Jerusalem. The cost of rent is $694 per month and may be terminated with a 60-day written notice. The total office space is approximately 120 square meters or 390 square feet. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future. When and if we require additional space, we intend to move at that time.

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

On August 10, 2006, we reached a settlement with Bernard Perini and Epifanio Almodovar for the legal action in the Supreme Court of the State of New York initiated by our company against them. As a result, the temporary injunction to restrain Messrs. Perini and Almodovar from selling their shares of our common stock has been lifted. Furthermore, pursuant to the settlement, all claims by and between our company and Bernard Perini and Epifanio Almodovar have been mutually released and discontinued with prejudice. Messrs. Perini and Almodovar agreed to ask their legal counsel to hold their shares of our common stock as an escrow agent, subject to a scheduled release. As of the date of this annual report on Form 10-KSB, all of Messrs. Perini and Almodovar’s shares have been released according to the release schedule.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the forth quarter of the fiscal year ended August 31, 2007.

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

Quarter Ended(1)	High	Low
February 28, 2006	$0.51	$0.00
May 31, 2006	$1.10	$0.40
August 31, 2006	$1.35	$0.60
November 30, 2006	$1.11	$0.60
February 28, 2007	$1.99	$0.55
May 31, 2007	$0.91	$0.55
August 31, 2007	$0.69	$0.39

(1)

We changed our trading symbol on April 10, 2006 to “ORMP.OB” as a result of our name change. Because of the trading symbol change, we are unable to obtain prior high and low bid information for our common stock based on our previous trading symbols without undue hardship.

Securities Authorized For Issuance Under Equity Compensation Plans

Our board of directors adopted a stock option plan on October 15, 2006. The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

Equity Compensation Plan Information As At August 31, 2007

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (c)
Equity Compensation Plans approved by security holders	Nil	Nil	Nil
Equity Compensation Plans not approved by security holders	5,811,360	$0.25	-
Total	5,811,360	$0.23	-

On November 23, 2006, we issued stock options to purchase up to 500,000 common shares at an exercise price of $0.76 per share to our director and then Chief Financial Officer, George Drazenovic. These options will vest 1/12 every month with the first 1/12 vesting on December 23, 2006. On December 31, 2006, we issued stock options to purchase up to 100,000 common shares at an exercise price of $0.76 per share to an employee. The options vested immediately. On March 18, 2007, we issued stock options to purchase up to 100,000 common shares at an exercise price of $0.76 per share to an employee. The options vested immediately. On August 2, 2007, we issued stock options to Dr. Miriam Kidron, Chief Medical and Technology Officer and a director of our company, to purchase an aggregate of 850,000 shares of our common stock at an exercise price of $0.45 per share. The options vested upon grant. Also on August 2, 2007, we issued stock options to Nadav Kidron, President, Chief Executive Officer and a director of our company, to purchase an aggregate of 850,000 shares of our common stock at an exercise price of $0.45 per share. The options vested upon grant. As of August 14, 2007, pursuant to our contract with Hadasit Medical Services and Development Ltd, Dr. Miriam Kidron was entitled to receive stock options to purchase up to 3,361,360 common shares at an exercise price of $0.001 per share. The options vested immediately.

Holders of our Common Stock

As of November 29, 2007 we have 31 registered stockholders holding 46,034,804 shares of our issued and outstanding common stock. Our transfer agent is Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, NV 89119, Telephone: 702-361-3033 Ext. 106, Fax: 702-433-1979, Web: www.pacificstocktransfer.com.

Dividends

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

On October 30, 2007, we issued warrants to an advisor of our company, to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $0.76 per share. These warrants will vest 1/12 every month with the first 1/12 vesting on November 30, 2007.

On September 7, 2007, we issued 283,025 shares of our common stock to Swiss Caps AG pursuant to an agreement whereby Swiss Caps AG has agreed to manufacture oral gel capsules for clinical testing of our oral insulin project. We issued the shares of our common stock in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On September 4, 2007, we granted 300,000 warrants exercisable for two years at an exercise price of $0.45 per share to executives of The Investor Relations Group Inc. pursuant to the terms of an investor relations agreement

On August 2, 2007, we completed a private placement consisting of 510,000 units of our securities at a price of US $0.50 per unit for aggregate proceeds of $255,000. Each unit consists of one common share and one share purchase warrant, with each one warrant exercisable into one additional common share at a price of $0.75 per share until August 2, 2010. We issued these units to six non-U.S. persons (as that term is defined in Regulation S of the

Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. We also issued 10,000 shares to one non-US individual on August 2, 2007 as a finder’s fee pursuant to an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On August 2, 2007, we issued stock options to two directors and executives of our company, to purchase an aggregate of 1,700,000 shares of our common stock at an exercise price of $0.45 per share. The options vested upon grant.

On June 15, 2007, we issued 3,600,000 units of our securities at a price of $0.50 per unit for aggregate proceeds of $1,800,000. Each unit consists of one common share and one share purchase warrant, one share purchase warrant shall be exercisable into one common share at a price of $0.75 per common share until June 15, 2010. We issued the units to seven non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On March 18, 2007, we issued stock options to an advisor of our company, to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $0.76 per share. These options will vest 1/12 every month with the first 1/12 vesting on April 18, 2007.

Effective February 12, 2007, we issued a $125,000 unsecured convertible debenture to Epsom Investment Services. All of any portion of the amounts due under the debenture may be converted at any time, at the option of the holder, into common shares of our company at a conversion price of $0.50 per share. The convertible debenture does not accrue any interest. The issuance of the convertible debenture and the securities issuable upon conversion of the convertible debenture were made pursuant to the exemption from registration requirements of the United States Securities Act of 1933, as amended (the “Securities Act”) provided by Regulation S promulgated thereunder. The subscriber was not a U.S. person (as that term is defined in Regulation S).

On December 31, 2006, we issued stock options to an advisor of our company, to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $0.76 per share. These options will vest 1/12 every month with the first 1/12 vesting on January 31, 2007.

On December 27, 2006, we issued 125,000 shares of our common stock to Swiss Caps AG pursuant to an agreement whereby Swiss Caps AG has agreed to manufacture oral gel capsules for clinical testing of our oral insulin project. We issued the shares of our common stock in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On November 23, 2006, we entered issued stock options to one consultant and one director of our company, granting options to purchase an aggregate of 750,000 shares of our common stock at an exercise price of $0.76 per share. These options will vest 1/12 every month with the first 1/12 vesting on December 23, 2006.

On February 6, 2006, we closed a private placement consisting of 22,981,228 shares at a price of $0.001 per share for gross proceeds of $22,981.23. We received promissory notes for the full amount and subsequently full payments for the promissory notes were made to our company. We issued the securities to 7 non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

As of August 14, 2007, pursuant to our contract with Hadasit Medical Services and Development Ltd, Dr. Miriam Kidron was entitled to receive stock options to purchase up to 3,361,360 common shares at an exercise price of $0.001 per share. The options vested immediately.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OR OPERATION

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

Plan of Operation

For the next twelve months, we plan to conduct further research and development on the technology covered by the patent application “Methods and Composition for Oral Administration of Proteins”, which we acquired from Hadasit. Through our research and development efforts, we intend to develop a pill that will not break down in the stomach or intestines and will be effective in delivering insulin to the bloodstream for the treatment of diabetes. The enzymes and compounds that are added to the insulin to make the pill must not change the composition of the insulin once it is absorbed into the bloodstream and the pill must be safe to ingest. We also plan to conduct research and development of other innovative pharmaceutical solutions, including rectal application of insulin, flu vaccines, use of oral ingestible pills for delivery other polypeptides and use of rectal application for delivery of other polypeptides.

Cash Requirements

During the next 12 months, we plan to spend approximately $2.555 million on our business. This budget includes the salaries of the research team, office costs, cost of trials and materials, among others, all of them necessary to execute our plan of operations. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of our business operations are greater than we have anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing.

Estimated Funding Required During the Next 12 Months
Salaries	$300,000
Operations
Legal Fees	$180,000
Office Expenses	$300,000
Research and Development
Investigation New Drug Application Component
Bio-analytical	$200,000
Animal Pharmacokinetics	$150,000
Animal Toxicology	$300,000
CMC Studies	$100,000
Clinical and Regulatory	$250,000
Pharmacology, Histology, etc.	$100,000
Clinical Study
Clinical costs	$375,000
Bio-analytical Assays	$75,000
Supplies	$25,000
Analysis/Stats/	$100,000
Report	$50,000
Miscellaneous	$50,000

Total	$2,555,000

Results of Operations

Summary of Year-end results
		Year Ended August 31
					Percentage
					Increase or
		2007		2006	(Decrease)
Revenue	$	Nil	$	Nil	N/A
Expenses		$3,132,000		$413,000	310%

Net Losses	$3,236,000	$415,000	333%

Revenue

We are presently in the research and development stage of our business and have not earned any revenues to date.

Expenses

The major components of our expenses for the year are outlined in the table below:
	August 31, 2007	August 31, 2006
Research and development expenses	2,214,000	198,000
General and administrative expenses	$918,000	$215,000
Loss on impairment	-	-
Interest income	(11,000)	(2,000)
Interest expense	115,000	4,000
Total	$3,236,000	$415,000

Financial Condition, Liquidity and Capital Resources

As at August 31, 2007, we had a working capital of $506,000. As at August 31, 2007, we had $1,918,000 in cash. As at August 31, 2007, our total liabilities were $1,424,000.

At August 31, 2006 we had a working capital deficit of $433,000. At August 31, 2006 we had $176,000 in cash and cash equivalents. At August 31, 2006, our total liabilities were $609,000.

We did not generate any revenue in the year ended August 31, 2007 and we have not generated any revenue since April 12, 2002 (date of inception) to August 31, 2007.

There are no assurances that we will be able to obtain the amount required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

On June 15, 2007, we issued 3,600,000 units of our securities at a price of $0.50 per unit for aggregate proceeds of $1,800,000. On August 2, 2007, we closed another private placement consisting of 510,000 units of our securities at a price of US $0.50 per unit for aggregate proceeds of US $255,000.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our ability to raise additional capital. In this regard we have raised additional capital through the private placements noted above but we will still require additional funds to continue our operations and plans.

The continuation of our business is dependent upon obtaining further financing, the successful completion of the clinical testing of our orally ingestible insulin pill capsule, the approval by the Federal Drug Administration of our orally ingestible insulin pill capsule, and further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We will pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

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

The following consolidated financial statements are filed as part of this annual report:

Independent Registered Public Accounting Firm’s Report, dated November 29, 2006

Consolidated Balance Sheets as at August 31, 2007

Consolidated Statements of Expenses for the years ended August 31, 2007 and August 31, 2006 and for the period from April 12, 2002 (inception) through August 31, 2007

Consolidated Statement of Changes in Stockholders’ Deficit for the period from April 12, 2002 to August 31, 2007

Consolidated Statements of Cash Flows for the years ended August 31, 2007 and August 31, 2006 and for the period from April 12, 2002 (inception) through August 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Oramed Pharmaceuticals, Inc.
(a development stage company)
Jerusalem, Israel

We have audited the accompanying consolidated balance sheet of Oramed Pharmaceuticals, Inc. as of August 31, 2007 and 2006, and the related consolidated statements of expenses, changes in stockholders’ deficit, and cash flows for the years then ended and the period from April 12, 2002 (Inception) through August 31, 2007. These financial statements are the responsibility of Oramed’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oramed, as of August 31, 2007, and the results of its consolidated operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Oramed will continue as a going concern. As discussed in Note 2 to the financial statements, Oramed suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

December 10, 2007

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands, except share and per share data

	August 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,918	$176
Prepaid expenses and other current assets	12	-
Total current assets	1,930	176

PROPERTY AND EQUIPMENT, NET	2	-

DEPOSITS	5	-
Total assets	$1,937	$176

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$341	$54
Due to shareholder	47	47
Convertible notes payable	275	-
Stock payable	761	508
Total current liabilities	1,424	609

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock of $ 0.001 par value - Authorized: 200,000,000 shares at
August 31, 2007 and 2006; Issued and outstanding: 45,231,779 and
41,456,779 shares at August 31, 2007 and 2006, respectively	45	41
Additional paid-in capital	4,947	769
Deficit accumulated during the development stage	(4,479)	(1,243)
Total stockholders' equity (deficit)	513	(433)
Total liabilities and stockholders' equity (deficit)	$1,937	$176

See summary of accounting policies and notes to consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF EXPENSES
U.S. dollars in thousands, except share and per share data

			From
			April 12, 2002
			(inception)
	Year ended		through
	August 31.		August 31.
	2007	2006	2007

Operating expenses:
Research and development expenses	$2,214	$198	$2,412
Loss on impairment	-	-	435
General and administrative expenses	918	215	1,525
Loss from Operations	3,132	413	4,372

Interest income	(11)	(2)	(13)
Interest expense	115	4	120
Net loss	$3,236	$415	$(4,479)

Basic and diluted net loss per share	$0.08	$0.01	n/a

Weighted average number of shares used in computing basic and
diluted net loss per share	42,298,080	33,397,609	n/a

See summary of accounting policies and notes to consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
U.S. dollars in thousands, except share data

					Deficit
					accumulated	Total
				Additional	during the	stockholders'
	Common Stock			paid-in	development	equity
	Shares	$		capital	stage	(deficit)

Balance as of August 12, 2002 (Inception)	34,828,200		35	19	-	54
Net loss	-		-	-	(65)	(65)

Balance as of August 31, 2003	34,828,200		35	19	(65)	(11)
Shares cancelled	(19,800,000)		(20)	20	-	-
Shares issued for investment in ISTI-NJ	1,144,410		1	434	-	434
Shares issued for offering costs	1,752,941		2	(2)	-	-
Shares issued cash	550,000		-	274	-	275
Contributions to paid in capital	-		-	19	-	19-
Net loss	-		-	-	(717)	(717)

Balance as of August 31, 2004	18,475,551		18	764	(782)	-
Imputed interest	-		-	1	-	1
Net loss	-		-	-	(46)	(46)

Balance as of August 31, 2005	18,475,551		18	765	(828)	(45)
Shares issued for cash	22,981,228		23	-	-	23
Imputed interest	-		-	4	-	4
Net loss	-		-	-	(415)	(415)

Balance as of August 31, 2006	41,456,779		41	769	(1,243)	(433)
Shares issued for cash	3,650,000		4	1,821	-	1,825
Shares issued for services	125,000		-	99	-	99
Stock based compensation related to options
granted to employees and directors				2,146		2,146
Discount on convertible note related to beneficial
conversion feature				108		108
Imputed interest	-		-	4	-	4
Net loss	-		-	-	(3,236)	(3,236)

Balance as of August 31, 2007	45,231,779		$45	$4,947	$(4,479)	$513

See summary of accounting policies and notes to consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

			April 12, 2002
	Year Ended August 31,		(inception) through
	2007	2006	August 31, 2007

Cash Flows from Operating Activities
Net loss	$(3,236)	$(415)	$(4,479)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discount	108	-	108
Stock option expense	2,146	-	2,146
Common stock issued for services	99	-	99
Loss on impairment of investment	-	-	435
Imputed interest	4	4	8
Changes in operating assets and liabilities:
Prepaid expenses	(17)	1	(17)
Accounts payable and accrued expenses	285	48	339
Net cash used in operating activities	(611)	(362)	(1,361)

Cash Flows from Investing Activities
Purchase of fixed assets	(2)	-	(2)
Net cash used in investing activities	(2)	-	(2)

Cash Flows from Financing Activities
Proceeds from sales of common stock	1,826	23	2,179
Cash received for stock payable	255	508	761
Proceeds from convertible notes	275	-	275
Proceeds from short term note payable	20	100	120
Payments of short term note payable	(20)	(100)	(120)
Shareholder advances	-	7	66
Net cash provided by financing activities	2,355	538	3,281

Net Change in Cash and Cash Equivalents	1,742	176	1,918
Cash and cash equivalents - Beginning of period	176	-	-
Cash and Cash Equivalents - End of Period	$1,918	$176	$1,918

Income Taxes Paid	$-	$-	$-
Interest Paid	-	-	-
Non-cash transactions:

Discount on convertible note related to beneficial
conversion feature	108	-	108
Shares issued for offering costs	-	-	2
Forgiveness of debt by shareholder	-	-	19

See summary of accounting policies and notes to consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS, except share data)

NOTE 1 – HISTORY OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Oramed Pharmaceuticals, Inc. (“Oramed”) was incorporated on April 12, 2002, under the laws of the State of Nevada. From incorporation until March 3, 2006, Oramed was an exploration stage company engaged in the acquisition and exploration of mineral properties. On February 17, 2006, Oramed entered into an agreement with Hadasit Medical Services and Development Ltd. to acquire the provisional patent application No. 60/718716 and planned to engage in the research and development of a method to administer insulin orally. Oramed has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

On May 14, 2007, Oramed incorporated a wholly-owned subsidiary in Israel, Oramed Ltd. ("the subsidiary"), which is engaged in research and development.

Basis of Presentation

The consolidated financial statements include the accounts of Oramed and its wholly owned subsidiary, Oramed Ltd. and have been prepared in accordance with accounting principles generally accepted in the United States. Significant inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

Cash equivalents are short-term highly liquid investments that are readily convertible to cash. For the purposes of the financial statements, Oramed considers cash, money market accounts and certificates of deposit as cash.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

Research and Development Costs

Research and development expenses include salaries, related employee expenses, clinical trial expenses, research expenses, consulting fees, and laboratory costs. All costs for research and development activities are expensed as incurred. For the years ended August 31, 2007 and 2006, Oramed expensed $2,214 and $198 respectively in research and development costs related to consulting services and clinical trial services pursuant to the agreement relating to the purchase and sale of the provisional patent application No. 60/718716. $1,666 of research and development expense in fiscal 2007 was from stock options granted for services.

Accounting for Share-based Compensation

On September 1, 2006, Oramed adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). Oramed has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in Oramed's consolidated statements of operations. Prior to the adoption of SFAS 123(R), Oramed accounted for equity-based awards to employees and non-employees directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

Oramed adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard starting from September 1, 2006, the first day of Oramed's fiscal year 2007. At adoption date, Oramed had no unrecognized compensation cost from prior years.

Oramed recognizes compensation expenses for the value of its awards, which have graded vesting based on the straight line method over the requisite service period of each of the awards.

Oramed applies SFAS 123 and EITF 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18") with respect to options and warrants issued to non-employees.

Basic and Diluted Net Loss per Share

Basic net loss per share is computed based on the weighted average number of shares outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares outstanding during each year, plus the dilutive potential of the Common stock considered outstanding during the year, in accordance with Statement of Financial Standard No. 128, "Earnings per Share." ("SFAS No. 128").

All outstanding share options and warrants have been excluded from the calculation of the diluted loss per share for the years ended August 31. 2007 and 2006, because all such securities have an anti-dilutive effect.

Such outstanding securities consist of the following:

	Year ended	Year ended
	August 31.	August 31.
	2006	2007

Options	-	5,811,360
Warrants	1,012,317	5,372,317
Total	1,012,317	11,183,677

Income Taxes

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

Concentrations of Credit Risks

Financial instruments that potentially subject Oramed and its subsidiary to concentrations of credit risk consist principally of cash and cash equivalents and short term deposits.

Cash and cash equivalents and short-term deposits are deposited in banks in Israel and in the United States. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold Oramed's investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

Oramed has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

Foreign Currency Transactions

Oramed’s functional currency is the US dollar. Oramed Ltd’s functional currency is the Israeli Shekel. Management has adopted SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. As of August 31, 2007, the cumulative effect of foreign currency translations was nominal.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes." This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management is still evaluating what effect this will have on the Oramed’s financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements." This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the financial statements.

Oramed does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on Oramed results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

Oramed's has incurred losses since inception and has no revenues through August 31, 2007. The process of developing commercial products will require significant additional expenditures for research and development, maintaining the key technology license, pre-clinical testing and clinical trials, as well as obtaining regulatory approval. These activities, together with general and administrative expenses, are expected to result in substantial operating losses in the foreseeable future.

In the event Oramed is unable to successfully raise capital and generate revenues, it is unlikely that Oramed will have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, Oramed will likely reduce general and administrative expenses and cease or delay development projects until it is able to obtain sufficient financing. There can be no assurance that additional funds will be available on terms acceptable to Oramed, or at all.

These conditions raise substantial doubt about Oramed's ability to continue to operate as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainly.

NOTE 3 - RESEARCH AND LICENSE AGREEMENT WITH RELATED PARTY

On March 8, 2006 we executed an agreement with Hadasit Medical Services and Development Ltd to acquire provisional patent application No. 60/718716, including related intellectual property. The provisional patent application No. 60/718716 related to a method of preparing insulin so that it may be taken orally for the use in the treatment of individuals with diabetes. Under the terms of the agreement, we agreed to contract Hadasit Medical Services and Development Ltd. to provide us with consulting services to assist us in the completion of clinical trials on provisional patent application No. 60/718716. When the clinical trials have been completed Hadasit Medical Services and Development Ltd. will provide us with the preparation of a full report assessing the results of the clinical trials and the viability of provisional patent application No. 60/718716 and related intellectual property. We agreed to pay Hadasit Medical Services and Development Ltd $200 for the provision of these consulting services if we requested the consulting services from Hadasit Medical Services and Development Ltd. As of August 31, 2007, the clinical trials have been completed.

Under this agreement we also agreed to secure proper conditions for the future development of provisional patent application No. 60/718716 and related intellectual property by raising at least $1,000 through a private placement of our securities. This condition has been fulfilled by Oramed.

Hadasit Medical Services and Development Ltd is a 9% shareholder and related party of Oramed. The primary researcher for Hadasit Medical Services and Development Ltd is Dr. Miriam Kidron, a director of Oramed. As part of the above agreement, Oramed entered into an employment agreement with Dr. Kidron that included the grant of 3,361,360 options exercisable at $0.001 per share for five years. (See note 6 below)

NOTE 4 - NOTES PAYABLE

In December 2006, Oramed borrowed $20 with no stated interest rate, due in one year and unsecured. The note was repaid in the same month.

In February 2007, Oramed borrowed $125 on a convertible note without interest, due on demand and unsecured. The note is convertible at $0.50 per share. Oramed analyzed the conversion option of the note and determined it did not require derivative treatment under FAS 133 and EITF 00–19. Oramed also analyzed the note under EITF 98–5 and EITF 00-27 to determine if it contained a beneficial conversion feature. It was determined the note did contain a beneficial conversion feature with an intrinsic value of $60. Because the note is due on demand, the entire amount of the beneficial conversion feature was amortized immediately to interest expense.

In May 2007, Oramed borrowed $150 on a convertible note without interest, due on demand and unsecured. The note is convertible at $0.50 per share. Oramed analyzed the conversion option of the note and determined it did not require derivative treatment under FAS 133 and EITF 00–19. Oramed also analyzed the note under EITF 98–5 and EITF 00-27 to determine if it contained a beneficial conversion feature. It was determined the note did contain a beneficial conversion feature with an intrinsic value of $48. Because the note is due on demand, the entire amount of the beneficial conversion feature was amortized immediately to interest expense.

Notes payable balance at August 31, 2007 consists of the following:

Principal	$275
Less: beneficial conversion feature	(108)
Add: amortization	108
Carrying value	$275

NOTE 5 - STOCK PAYABLE

During fiscal 2006, Oramed sold 1,012,317 shares of common stock for $506. During fiscal 2007 Oramed sold 510,000 shares of common stock for $255. Oramed also agreed to issue 10,000 shares to the placement agent in the transaction. As of August 31, 2007 the shares sold in these transactions had not been issued and are recorded as a stock payable.

NOTE 6 - COMMON STOCK

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

During fiscal 2002, Oramed sold 34,828,200 shares of common stock to investors for $54 of cash.

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

During fiscal 2004, Oramed sold 550,000 shares of common stock for $275. In connection with the sale, Oramed issued 1,752,941 shares of common stock to the placement agent for fees associated with the stock sale.

During the quarter ending February 28, 2006, Oramed sold 22,981,228 shares of common stock to investors for a subscription receivable of $23. The proceeds were received by Oramed in the quarter ending August 31, 2006. The sale of the 22,981,228 shares represented more than a majority of the ownership of Oramed resulting in a change of control.

Stock issued for cash

During fiscal 2007, Oramed issued 50,000 shares of stock and 50,000 warrants exercisable at $0.75 for 5 years for $25. The relative fair value of the stock and warrants in this transaction was $17 and $8, respectively.

On June 15, 2007, Oramed issued 3,600,000 shares of common stock and 3,600,000 warrants at a price of $0.50 per unit for aggregate proceeds of $1,800. On August 2, 2007, Oramed closed another private placement consisting of 510,000 shares of common stock and 510,000 warrants at a price of US $0.50 per unit for aggregate proceeds of US $255. 10,000 shares of common stock were issued to a third party as a finder’s fee in this transaction. The warrants are exercisable at $0.75 per share for 3 years. The relative fair value of the stock and warrants in these transactions was $1,155 and $900, respectively.

Stock issued for services

In December 2006, Oramed issued 125,000 shares of common stock valued at $99 to a third party for services.

Stock options issued for services

Oramed estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, and the expected option term. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending on the grant date, equal to the expected option term and ranged from 97%-115%.. The expected option term represents the period that Oramed's stock options are expected to be outstanding, giving consideration to the contractual terms of the stock options. Oramed has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term and ranged from 4.57% - 4.94% .

On November 23, 2006, Oramed granted to a director and an employee options to purchase 750,000 shares of Oramed's common stock at an exercise price of $ 0.76 per share for three years. The options vest over a period of one year. The fair value of the options was $322. $255 was expensed in fiscal 2007 related to these options.

On December 31, 2006, Oramed granted to an advisory board member options to purchase 100,000 shares of Oramed's common stock at an exercise price of $ 0.76 per share for one and a half years. The options vest immediately. The fair value of the options was $45, all of which was expensed in fiscal 2007.

On March 18, 2007, Oramed granted to an advisory board member options to purchase 100,000 shares of Oramed's common stock at an exercise price of $ 0.76 per share for three years. The options vest immediately. The fair value of the options was $45, all of which was expensed in fiscal 2007.

August 2, 2007, Oramed issued stock options to Dr. Miriam Kidron, Chief Medical and Technology Officer and a director of Oramed, to purchase an aggregate of 850,000 shares of our common stock at an exercise price of $0.45 per share for five years. The options vested upon grant. The fair value of the options was $225, all of which was expensed in fiscal 2007.

August 2, 2007, Oramed issued stock options to Nadav Kidron, President, Chief Executive Officer and a director of Oramed, to purchase an aggregate of 850,000 shares of our common stock at an exercise price of $0.45 per share for five years. The options vested upon grant. The fair value of the options was $225, all of which was expensed in fiscal 2007.

Pursuant to the agreement with Hadasit Medical Research Services and Development Ltd. dated February 17, 2006 (see Note 3), Oramed granted to Dr. Miriam Kidron an option to purchase 3,361,360 shares of our common stock at the exercise price of $0.001 per share for five years. The options vested immediately. The fair value of the options was $1,348, all of which was expensed in fiscal 2007.

As of August 31, 2007, Oramed had a total of 6,011,360 options outstanding with a weighted average exercise price of $0.25 and a weighted average remaining contractual term of 4.75 years. All options outstanding were granted during the year ended August 31, 2007. All options are fully vested except for 750,000 which will vest in the first quarter of 2008. Oramed will recognize compensation expense of $67 related to these non-vested options in 2008. The aggregate intrinsic value of all options granted during the year was $1,356.

The following table summarizes warrants outstanding during the year:

Outstanding at August 31, 2006	1,012,317
Granted	4,360,000
Exercised or expired
Outstanding at August 31, 2007	5,372,317
All warrants outstanding are exercisable at $0.75 and expire between 2008 and 2010.

NOTE 7 - INCOME TAXES

Oramed uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2007 Oramed incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward was $1,800 and $800 at August 31, 2007 and 2006 respectively, and will expire in the years 2022 to 2027.

At August 31, 2007, deferred tax assets consisted of the following:

Deferred tax assets	$609
Less: valuation allowance	(609)
Net deferred tax asset	$-
At August 31, 2006, deferred tax assets consisted of the following:
Deferred tax assets	$275
Less: valuation allowance	(275)
Net deferred tax asset	$-

Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs. Oramed incurred such an ownership change during the quarter ending February 28, 2006.

NOTE 8 - RELATED PARTIES

In fiscal 2004 a shareholder paid $19 of expenses on behalf of Oramed. The debt was forgiven by the shareholder and was recorded as a contribution to capital.

During fiscal 2005 and 2006, a director of Oramed loaned Oramed $40 and $7, respectively totalling $47 as of August 31, 2006 and 2007. The loan is unsecured, due on demand, and bears no interest. Interest of 8% is being expensed and charged against paid in capital.

The president of Oramed provides office space to Oramed under a verbal agreement on a month to month rent free basis.

In fiscal 2007, Oramed entered into a research and license agreement with Hadasit Medical Services and Development Ltd, a 9% shareholder of Oramed. The primary researcher for Hadasit Medical Services and Development Ltd is a director of Oramed. See note 3 for more details.

On August 1, 2007 we entered into employment agreements with KNRY Ltd. (“KNRY”), an Israeli company owned by Mr. Nadav Kidron ("Nadav"). Nadav is Oramed's President, CEO and Director. Nadav holds 10,371,735 of the company common stock representing 30% of Oramed ownership as of August 31, 2007 and 850,000 options, vested upon grant, to purchase shares of Oramed common stock at an exercise price of $0.45 per share for five years period . Under this agreement KNRY will provide employment services of Nadav and Dr. Miriam Kidron ("Miriam") to Oramed. Miriam, Nadav's mother, is the Chief Scientific Officer and a Director of Oramed. Oramed issued to Miriam 850,000 options, vested upon grant, to purchase shares of Oramed common stock at an exercise price of $0.45 per share for a five year period. In addition, Miriam has an option to purchase 3,361,360 shares of our common stock at the exercise price of $0.001 per share for five years. The options vested immediately. Under the employment agreement with KNRY, Nadav and Miriam receive a gross monthly salary of $10 each.

NOTE 9 – COMMITMENTS

As of October 1, 2007, we signed a four year contract with Hebrew University and The Jerusalem Development Authority, who are working to encourage biotech companies to rent office space in Jerusalem. The cost of rent is $1 per month and may be terminated with a 60-day written notice. Future base annual lease payments due under the lease for 2008, 2009 and 2010 are $15, $17, and $16 respectively.

NOTE 10 – LITIGATION

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

NOTE 11 – SUBSEQUENT EVENTS

On September 4, 2007, Oramed granted 300,000 warrants to two consultants for services with a fair value of $69. The warrants are exercisable at $0.45 per share for two years.

In September 2007, Oramed issued 283,025 shares of common stock valued at $170 for services to a third party.

In September 2007, Oramed issued 510,000 shares of common stock for stock sales reflected as stock payables in fiscal 2007. Oramed also issued 10,000 shares to a third party as a finder’s fee.

In October 2007, Oramed granted 100,000 warrants to a third party for services with a fair value of $9. The warrants are exercisable at $0.76 for two and a half years.

ITEM 8. CHANGES IN REGISTRANT’S CERTIFYING ACCOUNTANT

Malone & Bailey, PC, Certified Public Accountants, has been engaged as the principal independent accountants. There has been no change in our certifying accountant for the past two most recent fiscal years or interim period.

ITEM 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being August 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer, Nadav Kidron, and our chief financial officer, Alex Werber. Based upon that evaluation, they concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. because our independent auditor identified equity adjustments and a disclosure omission in the audit process. The equity adjustments related to certain options granted to advisors of our company. Appropriate adjustments and footnote disclosures have been recorded and disclosed in our Annual Report on Form 10-KSB. Since our engagement of Alex Werber as our Chief Financial Officer, we have begun improving our disclosure and internal controls in an effort to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth information regarding our current and proposed executive officers and directors:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Nadav Kidron	President, Chief Executive Officer and Director	33	March 8, 2006
Alex Werber	Chief Financial Officer and Treasurer	51	August 1, 2007
George Drazenovic	Secretary and Director	36	March 23, 2006
Miriam Kidron	Chief Medical and Technology Officer and Director	67	March 8, 2006
Leonard Sank	Director	42	October 23, 2007

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Nadav Kidron – President, Chief Executive Officer and Director

Nadav Kidron was appointed as our President, Chief Executive Officer and Director on March 8, 2006. From 2003 to 2006, Mr. Kidron was the managing director at the Institute of Advanced Jewish Studies of Bar Ilan University. From 2001 to 2003, he was an intern then practiced as a lawyer with Wine Mishaiker and Erenst-of Law Offices in Jerusalem, Israel. Mr. Kidron completed the International MBA program at Bar Ilan University in 2007. He earned his LLB from Bar Ilan University in 2002 and in 2003 joined the Israeli Bar Association. He has no prior experience in working for public companies.

Alex Werber – Chief Financial Officer and Treasurer

Alex Werber was appointed as our Chief Financial Officer and Treasurer on July 20, 2007. Mr. Werber is a Certified Public Accountant with over 20 years of financial management experience in privately held and publicly traded companies, he has been with several companies serving in a Controller and Chief Financial Officer capacity since 1986. During the past decade he specialized in the hi-tech sector, serving in managerial positions including Controller, VP Finance and CFO. Mr. Werber has been involved in all aspects of corporate financial management and fund-raising activities. Mr. Werber has acted as a Financial Services Consultant since August 2002 for small and mid-size companies, providing a wide range of outsourcing services, from accounting and salary processing to treasury services for government institutes such as the Office of the Chief Scientist. Mr. Werber is also presently serving as chief financial officer of Tissera Industries (OTCBB: TSSR) and Global Energy Inc. (OTCBB: GEYI).

Mr. Werber received a Bachelor of Arts in Economics and Accountancy at the Tel Aviv University, where he also completed a post-graduate study in Accounting.

George Drazenovic – Secretary and Director

Mr. Drazenovic was appointed as our Chief Financial Officer, Secretary, Treasurer and Director on March 23, 2006. He resigned as our Chief Financial Office and Treasurer on August 1, 2007. Since October 18, 2006 Mr. Drazenovic has served as the Chief Financial Officer, Treasurer, Secretary and Director of Sun Cal Energy Inc. Since March 28, 2006 Mr. Drazanovic has served as the Chief Financial Officer of Tornado Gold International Corporation. Since, January 24, 2007 he has also served as a director of Tornado Gold International Corporation. From 2001 to 2005, Mr. Drazenovic was the Financial Manager, Engineering Services for BC Hydro. From 1995 to 2000, Mr. Drazenovic was the Manager – Accounting for Queensboro Investments. Mr. Drazenovic earned his Bachelor of Arts in Economics from the University of British Columbia in 1991, a Diploma in Financial Management from the British Columbia Institute of Technology in 1993, and a Masters of Business Administration in Finance from the University of Notre Dame in 2001. He also obtained licensing as a Certified General Accountant in 1997 and is a CFA Charter holder (Chartered Financial Analyst) since 2001. Mr. Drazenovic is a member of the Certified General Accountants of British Columbia and the Vancouver Society of Financial Analysts.

Dr. Miriam Kidron – Chief Medical and Technology Officer and Director

Dr. Miriam Kidron was appointed as a Director of our company on March 8, 2006. Dr. Kidron was a researcher in the Diabetes Unit at Hadassah University Hospital in Jerusalem, Israel, where she has worked since 1985. During this period, she was a visiting professor at the Medical school, University of Toronto, Canada (1989-1990). Dr. Kidron earned her Ph.D. in biochemistry from the Hebrew University, Jerusalem in 1976. Dr. Kidron earned her Master degree in Pharmacology, Hadassah Medical School, Hebrew University, Jerusalem. She has no prior experience in working for public companies.

Leonard Sank – Director

Leonard Sank is a South African entrepreneur and business man who is devoted to entrepreneurial endeavours and initiatives. Mr. Sank has played an important role in developing businesses. He is a director of a number of companies encompassing many diversified fields, including finance, motor dealerships, steel merchandising and trading.

Mr. Sank has 20 years relevant experience where he has been involved in all aspects of business in a leadership role.

Significant Employees

We consider Dr. Miriam Kidron and Mr. Nadav Kidron as our significant employees. We have only recently entered into written employment agreements with KNRY, Ltd., an Israeli company, for the provision of services by Dr. Miriam Kidron and Mr. Nadav Kidron as our executive officers. We do not maintain “key-person” life insurance policies for any of our executive officers.

Family Relationships

Dr. Miriam Kidron, our Chief Medical and Technology Officer and a director, is the mother of Nadav Kidron, our President, Chief Executive Officer and a director. Other than the family relationship between Dr. Kidron and Mr. Kidron, there are no family relationships among our directors or executive officers.

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

Code of Ethics

On November 29, 2007, we revoked our old code of ethics, which was originally adopted on October 6, 2004, and adopted a new code of ethics more suitable to our company at the present stage of our development. Our code of ethics has the primary aims of deterring wrongdoing and promoting honest and ethical conduct; providing full, fair, accurate, timely and understandable disclosure in public reports; complying with applicable laws; ensuring prompt internal reporting of code violations; and providing accountability for adherence to the code.

Audit Committee Financial Expert

Our board of directors has determined that we have a board member, George Drazenovic, who qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B. However, because Mr. Drazenovic has recently served as the Chief Financial Officer of our company, he does not qualify as being “independent”, nor do any of our other directors, as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. We are not aware of any director, executive officer or beneficial owner of more than 10% of the outstanding common stock who or which has not timely filed reports required by Section 16(a) of the Exchange Act during or in respect of the fiscal year of our successor company ended August 31, 2007, except for the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Nadav Kidron(1)	2(2)	2	Nil
Miriam Kidron(1)	2(2)	2	Nil
Zeev Bronfeld(1)	1	1	Nil

(1) The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 3 – Statement of Changes in Beneficial Ownership.

(2) The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 4 – Statement of Changes in Beneficial Ownership.

ITEM 10. EXECUTIVE COMPENSATION

No executive officer of our company or our subsidiary received annual salary and bonus in excess of $100,000 for our company’s fiscal year ended August 31, 2007, 2006 and 2005. During such time we did not pay any salaries or bonuses to any of our executive officers. As of the date of this annual report on Form 10-KSB, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer’s employment with our company, from a change in control of our company or a change in such officer’s responsibilities following a change in control.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Nadav Kidron (1) President, Chief Executive Officer and Director	2007 2006	84,900 Nil	Nil Nil	Nil Nil	225,225 Nil	Nil Nil	Nil Nil	Nil Nil	310,125 Nil
Miriam Kidron (2) Chief Scientific Officer and Director	2007	62,500	Nil	Nil	1,573,564	Nil	Nil	Nil	1,636,064

George Drazenovic(3) Secretary and Former CFO	2007 2006	80,000 Nil	Nil Nil	Nil Nil	321,647 Nil	Nil Nil	Nil Nil	Nil Nil	401,647 Nil

(1)	Nadav Kidron was appointed as out President, Chief Executive Officer and Director on March 8, 2006.

(2)	Miriam Kidron was appointed as Chief Scientific Officer and Director on on March 8, 2006.

(3)
George Drazenovic was appointed as our Chief Financial Officer, Secretary, Treasurer and a Director on March 23, 2006 and he resigned as the Chief Financial Officer and Treasurer of our company on August 1, 2007.

Director Compensation

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Nadav Kidron	84,900	Nil	225,225	Nil	Nil	Nil	310,125
Miriam Kidron	62,500	Nil	1,573,564	Nil	Nil	Nil	1,636,064
George Drazenovic	80,000	Nil	321,647	Nil	Nil	Nil	401,647

Stock Option Grants

Our board of directors adopted a stock option plan on August 26, 2006. We have granted the following stock options to the executive officers or directors from inception through August 31, 2007:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Nadav Kidron	850,000	-	-	$0.45	02-Aug-12	-	-	-	-
Miriam Kidron	850,000	-	-	$0.45	02-Aug-12	-	-	-	-
Miriam Kidron	3,361,360			$0.001	14-Aug-12	-	-	-	-
George Drazenovic	458,333	41,667	-	$0.76	22-Nov-09	-	-	-	-
Alex Werber	-	-	-	-	-	-	-	-	-

Notes:

(1) Nadav Kidron and Miriam Kidron became directors of our company on March 8, 2006.

(2) George Drazenovic became CFO, secretary, treasurer and a director of our company on March 23, 2006 and he resigned as the Chief Financial Officer and Treasurer of our company on August 1, 2007.

(3) Mr. Alex Werber was appointed as the Chief Financial Officer and Treasurer of our company on August 1, 2007

(4) Randy White resigned from all positions as director and officer of our company effective March 8, 2006.

Aggregated Option/SAR Exercises In Last Fiscal Year and Year-End Option/SAR Values

The following table sets forth for each Named Executive Officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of August 31, 2007. The values for “in-the-money” options are calculated by determining the difference between the fair market value of the securities underlying the options as of August 31, 2007 and the exercise price of the individual’s options. During the year ended August 31, 2007, no named Executive Officer exercised options.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
FY-END OPTION/SAR VALUES
Name	Shares Acquired on Exercise (#)	Aggregate Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End		Value of Unexercised In-the -Money Options/SARs at FY- end
			Exercisable (#)	Unexercisable (#)	Exercisable ($)	Unexercisable ($)
Nadav Kidron (1)	Nil	Nil	850,000	Nil	Nil	Nil
Miriam Kidron (1)	Nil	Nil	4,211,360	Nil	Nil	Nil
George Drazenovic (2)	Nil	Nil	458,333	41,667	Nil	Nil
Alex Werber (3)	Nil	Nil	Nil	Nil	Nil	Nil
Randy White (4)	Nil	Nil	Nil	Nil	Nil	Nil

Notes:

(1) Nadav Kidron and Miriam Kidron became directors of our company on March 8, 2006.

(2) George Drazenovic became CFO, secretary, treasurer and a director of our company on March 23, 2006 and he resigned as the Chief Financial Officer and Treasurer of our company on August 1, 2007.

(3) Mr. Alex Werber was appointed as the Chief Financial Officer and Treasurer of our company on August 1, 2007 (4) Randy White resigned from all positions as director and officer of our company effective March 8, 2006.

Stock Option Plan

Our board of directors adopted a stock option plan on August 26, 2006. Pursuant to this stock option plan, our company has reserved up to 3,000,000 common shares for issuance upon the exercise of any options granted under the plan. No stock options had been granted under the plan at the end of our most recent year ended August 31, 2006.

On November 23, 2006, we entered issued stock options to one consultant and one director of our company, granting options to purchase an aggregate of 750,000 shares of our common stock at an exercise price of $0.76 per share. These options will vest 1/12 every month with the first 1/12 vesting on December 23, 2006.

On December 31, 2006, we issued stock options to an advisor of our company, to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $0.76 per share. These options will vest 1/12 every month with the first 1/12 vesting on January 31, 2007.

On March 18, 2007, we issued stock options to an advisor of our company, to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $0.76 per share. These options will vest 1/12 every month with the first 1/12 vesting on April 18, 2007.

On August 2, 2007, we issued stock options to two directors and executives of our company, to purchase an aggregate of 1,750,000 shares of our common stock at an exercise price of $0.45 per share. The options vested upon grant.

As of August 14, 2007, pursuant to our contract with Hadasit Medical Services and Development Ltd, Dr. Miriam Kidron was entitled to receive stock options to purchase up to 3,361,360 common shares at an exercise price of $0.001 per share. The options vested immediately.

On September 4, 2007, we issued stock options to a consultant of our company, to purchase an aggregate of 60,000 shares of our common stock at an exercise price of $0.45 per share. These options will vest 1/12 every month with the first 1/12 vesting on September 30, 2007.

On September 4, 2007, we issued stock options to a consultant of our company, to purchase an aggregate of 240,000 shares of our common stock at an exercise price of $0.45 per share. These options will vest 1/12 every month with the first 1/12 vesting on September 30, 2007.

On October 30, 2007, we issued stock options to an advisor of our company, to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $0.76 per share. These options will vest 1/12 every month with the first 1/12 vesting on November 30, 2007.

Employment Contracts, Termination of Employment and Change In Control Arrangements

We have entered into written employment agreements with KNRY, Ltd., an Israeli company, for the provision of services by Dr. Miriam Kidron and Mr. Nadav Kidron as our executive officers. Copies of the employment agreements can be found as exhibits attached to our current report on Form 8-K filed on August 28, 2007. We also entered into a written employment agreement with Alex Werber for him to serve as our Chief Financial Officer and Treasurer. A copy of this employment agreement can be found as exhibit attached to our current report on Form 8-K filed on August 3, 2007.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS

The following table sets forth, as of November 29, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each director, nominee and named executive officer of our company and our wholly-owned operating subsidiary, and by the directors and executive officers of our company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class of Shares	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class[1]
	Directors and Officers
common shares	Nadav Kidron 2 Elza St. Jerusalem, Israel	(3) 11,221,735	24.38%
common shares	Miriam Kidron 2 Elza St. Jerusalem, Israel	(3) 850,000	1.85%
common shares	George Drazenovic 700-205 5th Avenue SW Calgary, AB	(3) 500,000	1.09%
common shares	Leonard Sank 3 Blair Road Camps Bay 8005 Cape Town, South Africa	(3) 3,250,000	7.06%
	Directors and Executive Officers as a Group
	Holders of More than 5%
	CEDE & CO. P.O. Box 222 Bowling Green Station, New York, New York, U.S.A. 10274	16,876,478	36.66%
	Zeev Bronfeld 6 Uri St., Tel-Aviv, Israel	6,158,517	13.38%
	Hadassit Medical Research Services and Development Ltd. Floor 2 1/2, Mother & Child Center, Hadassah Ein Karem, P.O. Box 12000, Jerusalem 91120, Israel	4,141,532	8%

(1)

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible preferred stock currently exercisable or convertible, or exercisable or convertible within sixty (60) days, would be counted as outstanding for computing the percentage of the person holding such options or warrants but not counted as outstanding for computing the percentage of any other person.

(2)	Based on 46,034,804 common shares issued and outstanding as of November 29, 2007.

(3)	Includes options exercisable within 60 days.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles of Incorporation or Bylaws, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

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

10.3	Consulting Agreement between our company and Dr. Miriam Kidron (incorporated by reference from our current report on Form 8-K filed February 17, 2006).
10.4	Agreement between our company and Swiss Caps Ag dated October 30, 2006 (incorporated by reference from our current report on Form 8-K filed October 26, 2006).
10.5	Stock Option Plan dated October 15, 2006 (incorporated by reference from our current report on Form 8-K filed on November 28, 2006).
10.6	Stock Option Agreement dated November 23, 2006 (incorporated by reference from our current report on Form 8-K filed on November 28, 2006).
10.7	Form of subscription agreement and warrant certificate (incorporated by reference from our current report on Form 8-K filed on June 18, 2007)
10.8	Encorium Proposal dated April 27, 2007 (incorporated by reference from our current report on Form 8-K filed on June 19, 2007)
10.9	Employment Agreement dated August 1, 2007 between Oramed Pharmaceuticals Inc. and Alex Werber (incorporated by reference from our current report on Form 8-K filed on August 3, 2007)
10.10	Form of Shares for Services agreement (incorporated by reference from our current report on Form 8-K filed on August 3, 2007)
10.11	Employment Agreement dated August 1, 2007 between Oramed Pharmaceuticals Inc. and Nadav Kidron (incorporated by reference from our current report on Form 8-K filed on August 28, 2007)

10.12	Employment Agreement dated August 1, 2007 between Oramed Pharmaceuticals Inc. and Dr. Miriam Kidron (incorporated by reference from our current report on Form 8-K filed on August 28, 2007)
12.13

Investor Relations Agreement dated August 27, 2007 between Oramed Pharmaceuticals Inc. and The Investor Relations Group Inc. (incorporated by reference from our current report on Form 8-K filed on September 10, 2007)

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

* Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES AUDIT FEES

Audit Fees

The aggregate fees billed for the fiscal years ended August 31, 2007 and August 31, 2006 for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were estimated at $31,500 and $9,000, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

By:	/s/ Nadav Kidron
Nadav Kidron
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: December 12, 2007

By:	/s/ Alex Werber
Alex Werber, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: December 12, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nadav Kidron
Nadav Kidron	President, Chief Executive Officer and Director	December 12, 2007

/s/ George Drazenovic
George Drazenovic	Secretary and Director	December 12, 2007

/s/ Miriam Kidron
Miriam Kidron	Chief Technology Officer and Director	December 12, 2007