Form 10QSB
period 2007-11-30
ORAMED PHARMACEUTICALS INC.
filed 2008-01-14
CIK 1176309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to ________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 46,034,804 common shares issued and outstanding as at January 11, 2008.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I

Item 1. Financial Statements

Our financial statements are stated in thousands United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	November 30,	August 31,
	2007	2007
	Unaudited	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,479	$1,918
Prepaid expenses and other current assets	73	12
Total current assets	1,552	1,930
PROPERTY AND EQUIPMENT, NET	8	2
DEPOSITS	6	5
Total assets	$1,566	$1,937

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$67	$341
Due to shareholder	47	47
Convertible notes payable	275	275
Stock payable	506	761
Total current liabilities	895	1,424

STOCKHOLDERS' EQUITY:
Common stock of $ 0.001 par value - Authorized: 200,000,000 shares at
November 30, 2007 and August 31, 2007; Issued and outstanding:
46,034,804 at November 30, 2007 and 45,231,779 shares at August 31,
2007, respectively	46	45
Additional paid-in capital	5,454	4,947
Deficit accumulated during the development stage	(4,829)	(4,479)
Total stockholders' equity	671	513
Total liabilities and stockholders' equity	$1,566	$1,937

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF EXPENSES
U.S. dollars in thousands, except share and per share data

			From
			April 12, 2002
			(inception date)
	Three months ended		through
	November 30,		November 30,
	2007	2006	2007
	Unaudited		Unaudited

Operating expenses:
Research and development	$95	$28	$2,507
Loss from impairment	-	-	435
General and administrative	266	48	1,791
	361	76	4,733

Interest expense	-	(1)	(24)
Interest income	11	-	120
Net loss	$(350)	$(77)	$(4,829)

Basic and diluted net loss per share from
continuing operations	$(0.01)	$(0.00)	n/a

Weighted average number of shares used in
computing basic and diluted net loss per
share	45,609,417	41,456,779	n/a

ORAMED PHARMACEUTICALS INC.
(A development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. dollars in thousands, except share data

				Deficit
				accumulated
			Additional	during the	Total
	Common Stock		paid-in	development	stockholders'
	Shares	$	capital	stage	equity

Balance as of August 12, 2002 (Inception)	34,828,200	35	19	-	54
Net loss	-	-	-	(65)	(65)

Balance as of August 31, 2003	34,828,200	35	19	(65)	(11)
Shares cancelled	(19,800,000)	(20)	20	-	-
Shares issued for investment in ISTI-NJ	1,144,410	1	434	-	434
Shares issued for offering costs	1,752,941	2	(2)	-	-
Shares issued cash	550,000	-	274	-	275
Contributions to paid in capital	-	-	19	-	19
Net loss	-	-	-	(717)	(717)

Balance as of August 31, 2004	18,475,551	18	764	(782)	-
Imputed interest	-	-	1	-	1
Net loss	-	-	-	(46)	(46)

Balance as of August 31, 2005	18,475,551	18	765	(828)	(45)
Shares issued for cash	22,981,228	23	-	-	23
Imputed interest	-	-	4	-	4
Net loss	-	-	-	(415)	(415)

Balance as of August 31, 2006	41,456,779	41	769	(1,243)	(433)
Shares issued for cash	3,650,000	4	1,821	-	1,825
Shares issued for services	125,000	-	99	-	99
Stock based compensation related to options
granted to employees and directors	-	-	2,146	-	2,146
Discount on convertible note related to beneficial
conversion feature	-	-	108	-	108
Imputed interest	-	-	4	-	4
Net loss	-	-	-	(3,236)	(3,236)

Balance as of August 31, 2007	45,231,779	$45	$4,947	$(4,479)	$513
Shares issued for stock payable related to prior
period sales for cash, net of offering costs	520,000	1	254	-	255
Shares issued for services	283,085	-	170	-	170
Stock based compensation related to options
granted to employees and directors	-	-	83	-	83
Imputed interest	-	-	-	-	-
Net loss	-	-	-	(350)	(350)
	46,034,804	$46	$5,454	$(4,829)	$671

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands, except share and per share data

			From April 12,
			2002 (inception
	Three months ended		date) through
	November 30,		November 30,
	2007	2006	2007
	Unaudited		Unaudited
Cash flows from operating activities:
Net loss	$(350)	$(77)	$(4,829)
Adjustments required to reconcile net loss to net cash
used in operating activities:
Depreciation	-	-	1
Amortization of debt discount	-	-	108
Stock option expense	83	-	2,229
Common stock issued for services	170	13	269
Loss on impairment of investment	-	-	435
Imputed interest	-	1	9
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(61)	-	(72)
Accounts payable and accrued expenses	(274)	(41)	65
Total net cash used in operating activities	(433)	(104)	(1,787)

Cash flows from investing activities:
Purchase of property and equipment	(7)	-	(8)
Lease deposits	-	-	(6)

Total net cash used in investing activities	(7)	-	(14)

Cash flows from financing activities:
Proceeds from sales of common stock	-	-	2,434
Cash received for stock payable	-	-	506
Proceeds from convertible notes	-	-	275
Proceeds from short term note payable	-	-	120
Payments of short term note payable	-	-	(120)
Shareholder advances	-	-	66

Net cash provided by financing activities	-	-	3,281

Increase (decrease) in cash and cash equivalents	(439)	(104)	1,479
Cash and cash equivalents at beginning of period	1,918	176	-

Cash and cash equivalents at end of period	$1,479	$72	$1,479

Non cash investing and financing activities:
Stock issued for stock payable	$255	$-	$-
Discount on convertible note from BCF	-	-	108
Shares issued for offering costs	-	-	2
Forgiveness of debt by shareholder	-	-	19

ORAMED PHARMACEUTICULS, INC.
(formerly Integrated Securities Technologies, Inc.)
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Oramed Pharmaceuticals, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Oramed’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2007 as reported in the 10-KSB have been omitted.

NOTE 2 – GOING CONCERN

Oramed's has incurred losses since inception and has no revenues through November 30, 2007. The process of developing commercial products will require significant additional expenditures for research and development, maintaining the key technology license, pre-clinical testing and clinical trials, as well as obtaining regulatory approval. These activities, together with general and administrative expenses, are expected to result in substantial operating losses in the foreseeable future.

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

NOTE 3 - COMMON STOCK

Stock issued for stock payable

During the three months ended November 30, 2007, Oramed issued 510,000 shares of common stock for cash received in the prior year. Oramed also issued 10,000 shares as a finder’s fee to the placement agent.

Stock issued for services

On September 7, 2007, Oramed issued 283,025 shares of common stock valued at $170 to a third party, SwissCaps, for services.

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

On September 4, 2007, Oramed granted 300,000 warrants to two consultants for services with a fair value of $60. The warrants are exercisable at $0.45 per share for two years and vest monthly over one year. $15 was expensed during the three months ended November 30, 2007 related to these warrants.

On October 30, 2007, Oramed granted to an advisory board member options to purchase 100,000 shares of Oramed's common stock at an exercise price of $ 0.76 per share with a fair value of $7. The options vest in one and a half years on a monthly basis and expire in 2.5 years. $1 was expensed during the three months ended November 30, 2007 related to these options.

Oramed recognized $67 of expense during the three months ended November 30, 2007 related to options granted in prior years.

Item 2. Management’s Discussion and Analysis and Plan of Operation.

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

Agreement with Hadasit Medical Services and Development Ltd.

On March 8, 2006 we executed an agreement with Hadasit Medical Services and Development Ltd. to acquire provisional patent application No. 60/718716, including related intellectual property. The provisional patent application No. 60/718716 related to a method of preparing insulin so that it may be taken orally for the use in the treatment of individuals with diabetes. Under the terms of the agreement, we agreed to contract Hadasit Medical Services and Development Ltd. to provide us with consulting services to assist us in the completion of clinical trials on provisional patent application No. 60/718716. When the clinical trials have been completed Hadasit Medical Services and Development Ltd. will provide us with the preparation of a full report assessing the results of the clinical trials and the viability of provisional patent application No. 60/718716 and related intellectual property. We agreed to pay Hadasit Medical Services and Development Ltd. $200,000 for the provision of these consulting services if we requested the consulting services from Hadasit Medical Services and Development Ltd.

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

Hadasit Medical Services and Development Ltd. is a related party of the company due to it being a 9% shareholder of our company and the primary researcher for Hadasit Medical Services and Development Ltd. is a director of our company.

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

For the next twelve months, we plan to conduct further research and development on the technology covered by the patent application “Methods and Composition for Oral Administration of Proteins”, which we acquired from Hadasit as well as the other patents we have filed since. Through our research and development efforts, we intend to develop a pill that will not break down in the stomach or intestines and will be effective in delivering insulin to the bloodstream for the treatment of diabetes. The enzymes and compounds that are added to the insulin to make the pill must not change the composition of the insulin once it is absorbed into the bloodstream and the pill must be safe to ingest. We also plan to conduct research and development of other innovative pharmaceutical solutions, including rectal application of insulin, flu vaccines, use of oral ingestible pills for delivery other polypeptides and use of rectal application for delivery of other polypeptides.

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

We are subject to various federal, state and local laws, regulations and recommendations relating to such matters as laboratory and manufacturing practices and the use, handling and disposal of hazardous or potentially hazardous substances used in connection with our research and development work. We do not produce any drugs at this time and are not subject to these commercial manufacturing regulations at this time. However, it is important for the company to be aware of these standards in case a need for compliance develops in the future.

Research and Development

We have spent approximately $2,412,000 during the last 2 fiscal years on the research and development of our orally ingestible insulin pill capsules. We plan to conduct research and development on innovative pharmaceutical solutions, including an orally ingestible insulin pill to be used for the treatment of individuals with diabetes, rectal application of insulin, flu vaccines, use of oral ingestible pills for delivery other polypeptides and use of rectal application for delivery of other polypeptides

Marketing, Advertising and Promotion

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

Intellectual Property

We have filed the following patent applications and provisional patent applications:

Title	Jurisdiction	Patent Application #
Methods and Compositions For Oral Administration of Proteins	Patent Cooperation Treaty, All countries were designated and the United States Patent and Trademark Office was designated as the Search and Examination Authority.	PCT/IL2006/001019
Provisional patent application for methods and compositions for rectal application for insulin	The United States Patent and Trademark Office	60/924.004

Provisional patent application for methods and compositions for rectal application of proteins	The United States Patent and Trademark Office	60/024.005
Provisional patent application for method and compositions for oral administration of proteins	The United States Patent and Trademark Office	11/513.343

Plan of Operations

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

Capital Resource Requirements

For the next 12 months ending November 30, 2008, we will be required to cover a total of approximately $2.75 million for our proposed research and development and business activities. This budget includes the salaries of the research team, office costs, cost of trials and materials, among others, all of them necessary to execute our plan of operations. The following table provides a cost-breakdown of the first year of operations.

Estimated Funding Required During the Next 12 Months
Salaries	$300,000
Operations
Legal Fees	$200,000
Office Expenses	$300,000
Research and Development
Investigation New Drug Application Component
Bio-analytical	$200,000
Animal Pharmacokinetics	$150,000
Animal Toxicology	$300,000
CMC Studies	$100,000
Clinical and Regulatory	$300,000
Pharmacology, Histology, etc.	$100,000
Clinical Study
Clinical costs	$450,000
Bio-analytical Assays	$100,000
Supplies	$50,000
Analysis/Stats/	$100,000
Report	$50,000
Miscellaneous	$50,000

Total	$2,750,000

Financial Condition, Liquidity and Capital Resources

At November 30, 2007, we had a working capital of $657,000.

At November 30, 2007, our company had $1,479,000 in cash and cash equivalents.

We did not generate any revenue in the three months period ended November 30, 2007and we have not generated any revenue since inception to November 30, 2007. We have incurred a loss of $350,000 in the three months ended November 30, 2007. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

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

We have historically incurred losses, and through November 30, 2007 have incurred losses of $4,829,000 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

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

Since our inception in April 12, 2002, we have generated significant losses from operations. Now that we have abandoned our former business acquiring and exploring mineral properties and have become engaged in the pharmaceutical research and development business, we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As at November 30, 2007, our accumulated deficit was approximately $4,829,000. Our net loss was approximately $350,000 for the three months ended November 30, 2007. As at November 30, 2007, we had cash or cash equivalents of approximately $1,479,000. We have limited capital resources and no revenue from operations to date have been funded with the proceeds from equity financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended August 31, 2007 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being November 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer, Nadav Kidron, and our chief financial officer, Alex Werber. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On August 10, 2006, we reached a settlement with Bernard Perini and Epifanio Almodovar for the legal action in the Supreme Court of the State of New York initiated by our company against them. As a result, the temporary injunction to restrain Messrs. Perini and Almodovar from selling their shares of our common stock has been lifted. Furthermore, pursuant to the settlement, all claims by and between our company and Bernard Perini and Epifanio Almodovar have been mutually released and discontinued with prejudice. Messrs. Perini and Almodovar agreed to ask their legal counsel to hold their shares of our common stock as an escrow agent, subject to a scheduled release. As of the date of this quarterly report on Form 10-QSB, all of Messrs. Perini and Almodovar’s shares have been released according to the release schedule.

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

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

Oramed Pharmaceuticals Inc.

By: /s/ Nadav Kidron
Nadav Kidron, President, CEO and Director
(Principal Executive Officer)
Date: January 14, 2008

By: /s/ Alex Werber
(Principal Financial Officer and Principal Accounting Officer)
Date: January 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Nadav Kidron
Nadav Kidron, President, CEO and Director
Date: January 14, 2008

By: /s/ Alex Werber
Alex Werber, CFO and Treasurer
Date: January 14, 2008