Form 10QSB
period 2008-02-29
ORAMED PHARMACEUTICALS INC.
filed 2008-04-14
CIK 1176309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

972-54-7909058
(Issuer's telephone number)

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
Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 46,034,804 common shares issued and outstanding as at February 29, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ORAMED PHARMACEUTICALS INC.
Table of Contents

		Page
PART I- FINANCIAL INFORMATION		2
Item 1.	Financial Statements	2
	Balance Sheets as of February 29, 2008 and August 31, 2007	2
	Statements of Operations for the periods of six and three months ended February 29, 2008 and February 28, 2007 and the cumulative period from April 12, 2002 (inception) to February 29, 2008	3
	Statements of Changes in Capital Equity (Deficit) for the period from April 12, 2002 to February 29, 2008	4
	Statements of Cash Flows for the period of six months ended February 29, 2008 and February 28, 2007 and the cumulative period from April 12, 2002 (inception) to February 29, 2008	5
	Notes to Interim Financial Statements	6
Item 2.	Management’s Discussion and Analysis and Plan of Operation	12
Item 3.	Controls and Procedures	23

PART II- OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 2.	Recent Sales of Unregistered Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
Signatures		26

PART I

Item 1. Financial Statements

Our financial statements are stated in thousands United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	February 29,	August 31,
	2008	2007
	Unaudited	Audited
Assets
CURRENT ASSETS:
Cash and cash equivalents	$1,145	$1,918
Prepaid expenses and other current assets	84	12
Total current assets	1,229	1,930

PROPERTY AND EQUIPMENT, net	83	2
DEPOSITS	7	5
Total assets	$1,319	$1,937

Liabilities and stockholders' equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$111	$341
Account payable with former shareholder	47	47
Convertible notes payable	275	275
Stock payable	506	761
Total current liabilities	939	1,424

STOCKHOLDERS' EQUITY:
Common stock of $ 0.001 par value - Authorized: 200,000,000 shares at February 29, 2008 and August 31, 2007; Issued and outstanding: 46,034,804 at February 29, 2008 and 45,231,779 shares at August 31, 2007, respectively	46	45
Additional paid-in capital	5,502	4,947
Deficit accumulated during the development stage	(5,168)	(4,479)
Total stockholders' equity	380	513
Total liabilities and stockholders' equity	$1,319	$1,937

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF EXPENSES
U.S. dollars in thousands, except share and per share data

					From April 12, 2002 (inception)
	Six months ended		Three months ended		through
	February 29	February 28	February 29	February 28	February 29,
	2008	2007	2008	2007	2008
	Unaudited		Unaudited		Unaudited
Operating expenses:
Research and development	$192	$136	$97	$108	$2,604
Loss from Impairment					435
General and administrative	534	208	255	161	2,059
	726	344	352	269	5,098

Interest expenses (income) - net	(37)	64	(26)	63	70
Net loss	$689	$408	$326	$332	$5,168

Basic and diluted net loss per share	$0.01	$0.01	$0.01	$0.01

Weighted average number of shares used in computing basic and diluted net loss per share	46,021,061	41,508,022	46,034,804	41,558,702

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
U.S. dollars in thousands, except share data

				Deficit
				accumulated	Total
			Additional	during the	stockholders'
	Common Stock		paid-in	development	equity
	Shares	$	capital	stage	(deficit)
BALANCE AS OF APRIL 12, 2002 (Inception)	34,828,200	$35	$19		$54
NET LOSS				$(65)	(65)
BALANCE AS OF AUGUST 31, 2003	34,828,200	35	19	(65)	(11)
SHARES CANCELLED	(19,800,000)	(20)	20		-
SHARES ISSUED FOR INVESTMENT IN ISTI-NJ	1,144,410	1	434		435
SHARES ISSUED FOR OFFERING COSTS	1,752,941	2	(2)		-
SHARES ISSUED CASH	550,000		274		274
CONTRIBUTIONS TO PAID IN CAPITAL			19		19
NET LOSS				(717)	(717)
BALANCE AS OF AUGUST 31, 2004	18,475,551	18	764	(782)	-
IMPUTED INTEREST			1		1
NET LOSS				(46)	(46)
BALANCE AS OF AUGUST 31, 2005	18,475,551	18	765	(828)	(45)
SHARES ISSUED FOR CASH	22,981,228	23			23
IMPUTED INTEREST			4		4
NET LOSS				(415)	(415)
BALANCE AS OF AUGUST 31, 2006	41,456,779	41	769	(1,243)	(433)
SHARES ISSUED FOR CASH	3,650,000	4	1,821		1,825
SHARES ISSUED FOR SERVICES	125,000		99		99
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS			2,146		2,146
DISCOUNT ON CONVERTIBLE NOTE RELATED TO BENEFICIAL CONVERSION FEATURE			108		108
IMPUTED INTEREST			4		4
NET LOSS				(3,236)	(3,236)
BALANCE AS OF AUGUST 31, 2007	45,231,779	45	4,947	(4,479)	513
SHARES ISSUED FOR CASH	510,000	1	254		255
SHARES ISSUED FOR SERVICES	293,025		173		173
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS			126		126
IMPUTED INTEREST			2		2
NET LOSS				(689)	(689)
BALANCE AS OF FEBRUARY 29, 2008 (unaudited)	46,034,804	$46	$5,502	$(5,168)	$380

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

			From April 12, 2002 (inception date)
	Six months ended		through
	February 29,	February 28,	February 29,
	2008	2007	2008
	Unaudited		Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(689)	$(408)	$(5,168)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	1		1
Amortization of debt discount		60	108
Stock option expense	126	94	2,272
Common stock issued for services	3	99	102
Loss on impairment of investment			435
Imputed interest	2	2	11
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(72)		(84)
Accounts payable and accrued expenses	(60)	(14)	279
Total net cash used in operating activities	(689)	(167)	(2,044)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(82)		(84)
Lease deposits	(2)		(7)
Total net cash used in investing
activities	(84)		(91)
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sales of common stock			2,433
Cash received for stock payable			506
Proceeds from convertible notes		125	275
Proceeds from short term note payable		20	120
Payments of short term note payable		(20)	(120)
Shareholder advances			66
Net cash provided by financing activities		125	3,280

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(773)	(42)	1,145
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,918	176
CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$1,145	$134	$1,145

Non cash investing and financing activities:
Shares issued for services rendered	$170		$170
Stock issued for stock payable	$255
Discount on convertible note from BCF		$60	108
Shares issued for offering costs			2
Forgiveness of debt by shareholder			$19

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICULS, Inc.
(formerly Integrated Securities Technologies, Inc.)
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

a.	General:

1.
Oramed Pharmaceuticals, Inc. (“Oramed”) was incorporated on April 12, 2002, under the laws of the State of Nevada. From incorporation until March 3, 2006, Oramed was an exploration stage company engaged in the acquisition and exploration of mineral properties. On February 17, 2006, Oramed entered into an agreement with Hadasit Medical Services and Development Ltd. to acquire the provisional patent related to a method of preparing insulin so that it may be taken orally to be used for the treatment of individuals with diabetes. Oramed has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

On May 14, 2007, Oramed incorporated a wholly-owned subsidiary in Israel, Oramed Ltd. ("the subsidiary"), which is engaged in research and development.

2.
The accompanying unaudited interim consolidated financial statements as of February 29, 2008 and for the six and three months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 29, 2008, are not necessarily indicative of the results that may be expected for the year ending August 31, 2007.

3.	Going concern considerations

Oramed has incurred losses since inception and has no revenues through February 29, 2008. The process of developing commercial products will require significant additional expenditures for research and development, maintaining the key technology license, pre-clinical testing and clinical trials, as well as obtaining regulatory approval. These activities, together with general and administrative expenses, are expected to result in substantial operating losses in the foreseeable future.

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

These conditions raise substantial doubt about Oramed's ability to continue to operate as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ORAMED PHARMACEUTICULS, Inc.
(formerly Integrated Securities Technologies, Inc.)
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

b.	Share-based payment

The Company implements Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-based Payment” (“FAS 123(R)”). FAS 123(R) requires awards classified as equity awards be accounted for using the grant-date fair value method. The fair value of share-based payment transactions is recognized as expense over the requisite service period, net of estimated forfeitures. The company recognizes compensation cost for an award with only service conditions that has a graded vesting schedule using the accelerated method of amortization under FAS 123(R) over the requisite service period for the entire awards.

On March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides supplemental implementation guidance on FAS 123(R), including guidance on valuation methods, inventory capitalization of share-based compensation cost, income statement effects, disclosures and other issues. SAB 107 requires share-based payment to be classified in the same expense line items as cash compensation. The company has applied the provisions of SAB 107 in its adoption of FAS 123(R).

The Company accounts for equity instruments issued to third party service providers (non-employees) in accordance with the fair value based on an option-pricing model, pursuant to the guidance in EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”. The fair value of the options granted is revalued over the related service periods and recognized over the vesting period.

c.	Recently Issued Accounting Pronouncements

1.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)". SFAS 141(R) changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and income tax uncertainties. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited. The Company will be required to adopt SFAS 141(R) on September 1, 2009.

ORAMED PHARMACEUTICULS, Inc.
(formerly Integrated Securities Technologies, Inc.)
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

2.
In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“FAS No. 160”). FAS No. 160 establish accounting and reporting standards for non-controlling interests in a subsidiary and deconsolidation of a subsidiary. Early adoption is not permitted. As applicable to the Company, these statements will be effective as of the year beginning September 1, 2009. The Company is currently evaluating the potential impact, if any, the adoption of FAS No. 160 would have on its consolidated financial statements.

3.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (September 1, 2008, for the Company). The Company is currently assessing the impact that SFAS 157 may have on its results of operations and financial position.

4.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at its initial application or at other specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (September 1, 2008, for the Company). If the Company is to elect the fair value option for its existing assets and liabilities, the effect as of the adoption date, shall be reported as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently assessing the impact that SFAS 159 may have on its financial position.

ORAMED PHARMACEUTICULS, Inc.
(formerly Integrated Securities Technologies, Inc.)
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

5.
In December 2007, the FASB ratified EITF Issue No. 07-01, "Accounting for Collaborative Arrangements" ("EITF 07-01"). EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-01 is effective for fiscal years beginning after December 15, 2008 (September 1, 2009, for the Company). EITF 07-01 shall be applied using modified version of retrospective transition for those arrangements in place at the effective date. An entity should report the effects of applying this Issue as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date, unless it is impracticable to apply the effects the change retrospectively. The Company is currently assessing the impact that EITF 07-01 may have on its results of operations and financial position.

NOTE 2 - CONVERTIBLE NOTES:

In February 2007, Oramed borrowed $125,000 on a convertible note without interest, due on demand and unsecured. The note is convertible at $0.50 per share. Oramed analyzed the conversion option of the note and determined it did not require derivative treatment under FAS 133 and EITF 00-19. Oramed also analyzed the note under EITF 98-5 and EITF 00-27 to determine if it contained a beneficial conversion feature. It was determined that the note did contain a beneficial conversion feature with an intrinsic value of $60,000. Because the note is due on demand, the entire amount of the beneficial conversion feature was amortized immediately to interest expense.

In May 2007, Oramed borrowed $150,000 on a convertible note without interest, due on demand and unsecured. The note is convertible at $0.50 per share. Oramed analyzed the conversion option of the note and determined it did not require derivative treatment under FAS 133 and EITF 00-19. Oramed also analyzed the note under EITF 98-5 and EITF 00-27 to determine if it contained a beneficial conversion feature. It was determined the note did contain a beneficial conversion feature with an intrinsic value of $48,000. Because the note is due on demand, the entire amount of the beneficial conversion feature was amortized immediately to interest expense.

Notes payable balance at February 29, 2008 consists of the following:

February 29,
2008
In thousands

Principal	$275,000
Less: beneficial conversion feature	(108,000)
Add: amortization	108,000
Carrying value	$275,000

ORAMED PHARMACEUTICULS, Inc.
(formerly Integrated Securities Technologies, Inc.)
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 3 - STOCK PAYABLE:

During fiscal 2006, Oramed sold 1,012,317 shares of common stock for $506,000. As of February 29, 2008 the shares sold in these transactions had not been issued and are recorded as a stock payable.

NOTE 4 - COMMON STOCK

Stocks issued for stock payable

During the six months ended February 29, 2008, Oramed issued 510,000 shares of common stock at a price per share of $0.5, for cash received in the prior year.

Stocks issued for services

On September 7, 2007, Oramed issued 283,025 shares of common stock valued at $170,000 to a third party, for services rendered in the prior year. On November 8, 2007, Oramed also issued 10,000 shares as a finder’s fee to a placement agent valued at $3,000.

Stock options issued for services

Oramed estimates the fair value of stock options granted using the Black-Scholes option-pricing model. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility and the expected option term. Expected volatility used is 115% and was calculated based upon actual historical stock price movements over the most recent periods ending on February 29, 2008, equal to the expected option term. The expected option term represents the period that Oramed's stock options are expected to be outstanding. Oramed has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is 2.25% and is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term.

ORAMED PHARMACEUTICULS, Inc.
(formerly Integrated Securities Technologies, Inc.)
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 4 - COMMON STOCK (continued):

On September 4, 2007, Oramed granted 300,000 warrants to two consultants for services with a fair value of $97,000. The warrants are exercisable at $0.45 per share for two years and vest monthly over one year. Oramed recognized $48,000 of expense during the six months ended February 29, 2008 related to options granted. On October 30, 2007, Oramed granted to an advisory board member options to purchase 100,000 shares of Oramed's common stock at an exercise price of $ 0.76 per share with a fair value of $25,000. The options vest in one and a half years on a monthly basis. Oramed recognized $11,000 of expense during the six months ended February 29, 2008 related to options granted.

Oramed recognized $67,000 of expense during the six months ended February 29, 2008 related to options granted in prior years.

Item 2. Management's Discussion and Analysis and Plan of Operation.

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks and uncertainties related to the progress, timing, cost, and results of clinical trials and product development programs; difficulties or delays in obtaining regulatory approval for our product candidates; competition from other pharmaceutical or biotechnology companies; the company’s ability to obtain additional funding required to conduct its research, development and commercialization activities; and the risks in the section entitled "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "Oramed" means Oramed Pharmaceuticals Inc., unless otherwise indicated.

Our Business

We are a pharmaceutical company engaged in the research and development of innovative pharmaceutical solutions, including an orally ingestible insulin pill to be used for the treatment of individuals with diabetes, rectal application of insulin, flu vaccines, use of oral ingestible pills for delivery other polypeptides and use of rectal application for delivery of other polypeptides.

On March 8, 2006 we executed an agreement with Hadasit Medical Services and Development Ltd. (“Hadasit”) to acquire provisional patent application No. 60/718716 and related intellectual property. The provisional patent application No. 60/718716 related to a method of preparing insulin so that it may be taken orally to be used in the treatment of individuals with diabetes. Based on provisional patent application No. 60/718716, we filed a patent application under the Patent Cooperation Treaty at the Israel Patent Office for "Methods and Compositions for Oral Administration of Proteins" on August 31, 2006.

The provisional patent application No. 60/718716 was set to expire on September 6, 2006. On August 31, 2006, we filed a formal patent application under the Patent Cooperation Treaty at the Israel Patent Office for "Methods and Compositions for Oral Administration of Proteins" and claimed priority based on provisional patent application No. 60/718716. All countries were designated and the United States Patent and Trademark Office was designated as the Search and Examination Authority.

On October 26, 2006, we executed an agreement with Swiss Caps AG. Under the terms of the agreement Swiss Caps AG agreed to manufacture oral gel capsules for clinical testing of our oral insulin product. All amounts due in payment to Swiss Caps AG have been paid in shares of our common stock.

On January 30, 2007 we formed a scientific advisory committee to provide scientific advice to our board of directors. Our advisory committee does not have authority to make decisions, carry out any functions or bind us to any obligations. Currently, members of our scientific advisory committee include Dr. Harold Jacob, Dr. Nir Barzilai, Dr. Itamar Raz, Prof. Ele Ferrannini, Dr. Derek LeRoith and Dr. John Ziemniak.

•
Dr. Harold Jacob has a background in medical sciences as well as in biotechnology and medical devices. He practiced clinical gastroenterology in New York and served as Chief of Gastroenterology at St. Johns Episcopal Hospital and South Nassau Communities Hospital, and was a Clinical Assistant Professor of Medicine at SUNY.

•
Dr. Barzilai is the Director of the Institute for Aging Research at the Albert Einstein College of Medicine. He is currently an Associate Professor in the Department of Medicine, Molecular genetics and the Diabetes Research Center and is a member of the Divisions of Endocrinology and Geriatrics. He is also the Director of the Montefiore Hospital Diabetes Clinic.

•
Dr. Itamar Raz, is a professor of Internal Medicine at Hadassah University Medical Center and the head of the Diabetes Unit at Hadassah. During 1992-2005 he served as the President of the Israel Diabetes Association. He is the head of the Israel National Council of Diabetes and president of D-Cure, a foundation that supports research in the field of diabetes.

•
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

•
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

•
Dr. John Ziemniak has over 20 years experience in the pharmaceutical industry. He has worked extensively in drug development having been involved in the conception, filing, and approval of over 13 NDAs and greater then 20 INDs covering a wide variety of drugs and indications.

Orally Ingestible Insulin

On May 1, 2007, we commenced Phase I of our clinical trials of our orally ingestible insulin pill. These trials were conducted in Jerusalem, Israel on a small group of healthy human volunteers in order to evaluate safety studies. The United States of America Food and Drug Administration recognizes clinical trials in Israeli hospitals.

On June 19, 2007, we approved a proposal with the Encorium Group Inc., a contract research organization, which provides comprehensive clinical and drug development solutions, to assist us in the design, implementation, advancement, and oversight of a scientific and regulatory strategic plan for the filing and approval of our orally ingestible insulin pill capsule. Under the terms of the Proposal, Encorium Group Inc. is paid hourly fees ranging from US $283 to US $450 for their services, depending on level of expertise of the medical personnel.

On August 14, 2007, we successfully completed our exploratory Phase 1A clinical trial with our oral insulin capsule. The study was intended to assess both the safety/tolerability and absorption properties of our proprietary oral insulin delivery technology. Based on the pharmacokinetic and pharmacologic outcomes of this early stage trial, we decided to continue the development of our oral insulin product.

On November 15, 2007, we successfully completed animal studies for Phase 1B trials of our oral insulin capsule. On January 22, 2008 we commenced Phase 1B of our clinical trials of our oral insulin capsule, using a group of healthy human volunteers to assess the optimization of dosage for the formulation of our proprietary oral insulin delivery technology. On March 11, 2008, we successfully completed our Phase 1B clinical trials.

On March 18, 2008, we were granted approval by the Institutional Review Board Committee of Hadassah Medical Center in Jerusalem to conduct a Phase 2A study, which we commenced on April 13, 2008, to evaluate the safety and efficacy of our oral insulin capsule on Type II diabetic volunteers.

Rectal Application of Insulin

On May 2, 2007 we filed two additional provisional patents for a suppository application to our technology portfolio. The first patent focuses on a rectal application for insulin. The second patent focuses on the usage of this rectal application to other polypeptides that at present are required to be injected.

On January 30, 2008, we entered into a master service agreement with OnQ Consulting, a clinical research organization located in Johannesburg, South Africa, to conduct Phase 1 clinical trials for the rectal application of insulin. The trials are expected to be completed by the third quarter of 2008.

Plan of Operation in the Next Twelve Months

For the next twelve months, we plan to conduct further research and development on the technology covered by the patent application "Methods and Composition for Oral Administration of Proteins", which we acquired from Hadasit, as well as the other patents we have filed since. Through our research and development efforts, we intend to develop a pill that will not break down in the stomach or intestines and will be effective in delivering insulin to the bloodstream for the treatment of diabetes. The enzymes and compounds that are added to the insulin to make the pill must not change the composition of the insulin once it is absorbed into the bloodstream and the pill must be safe to ingest. We plan to continue to conduct clinical trials to show the effectiveness of our technology. Specifically, we intend to conduct the clinical trials necessary to file an Investigational New Drug Application with the Food and Drug Administration. We also plan to conduct research and development of other innovative pharmaceutical solutions, including rectal application of insulin, flu vaccines, use of oral ingestible pills for delivery other polypeptides and use of rectal application for delivery of other polypeptides.

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

Before we can market or even transport a new human pharmaceutical product commercially in the United States, regulations require that we file an Investigational New Drug Application, conduct clinical trials and file an Investigational New Drug Application with the Food and Drug Administration.

In order to conduct the clinical investigations necessary to obtain regulatory approval in the U.S., we must file an Investigational New Drug Application with the Food and Drug Administration to permit the shipment and use of the drug for investigational purposes. The Investigational New Drug Application will state, in part, the results of preclinical (laboratory and animal) toxicology testing that we have conducted and our initial Phase I plans for clinical (human) testing. Unless notified that testing may not begin, the clinical testing may commence 30 days after filing an Investigational New Drug Application.

Under Food and Drug Administration regulations, the clinical testing program required for marketing approval of a new drug typically involves three clinical phases. In Phase I, safety studies are generally conducted on normal, healthy human volunteers to determine the maximum dosages and side effects associated with increasing doses of the substance being tested. In Phase II, studies are conducted on small groups of patients, in our case those who have diabetes or blood sugar problems, to gain preliminary evidence of efficacy and to determine the common short-term side effects and risks associated with the new product. Phase III involves large-scale trials conducted on disease-afflicted patients to provide statistical evidence of efficacy and safety and to provide an adequate basis for product labeling. Frequent reports are required in each phase and, if unwarranted hazards to patients are found, the Food and Drug Administration may request modification or discontinuance of clinical testing until further studies have been conducted. Phase IV testing is sometimes conducted, either to meet Food and Drug Administration requirements for additional information as a condition of approval, or to gain post-approval market acceptance of the pharmaceutical product. See “Our Business” above for a description of the clinical trials that have been completed as of the date of this Report.

Once the above phases of clinical testing have been completed, we will be required to file an Investigational New Drug Application with the Food and Drug Administration seeking approval for marketing the drug product. The Food and Drug Administration will review the Investigational New Drug Application to determine whether the drug is safe and effective, and adequately labeled, and whether the applicant can demonstrate proper and consistent manufacture of the drug. The time required for Food and Drug Administration action on an Investigational New Drug Application varies considerably, depending on the characteristics of the drug, whether the Food and Drug Administration needs more information than is originally provided in the Investigational New Drug Application and whether the Food and Drug Administration has concerns with the evidence submitted.

The facilities of each company involved in the commercial manufacturing, processing, testing, control and labeling of pharmaceutical products must be registered with and approved by the Food and Drug Administration. Continued registration requires compliance with Good Manufacturing Practices regulations and the Food and Drug Administration conducts periodic establishment inspections to confirm continued compliance with its regulations.

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

Research and Development

We have spent approximately $2,604,000 during the last two fiscal years on the research and development of our orally ingestible insulin pill capsules. We plan to conduct research and development on innovative pharmaceutical solutions, including an orally ingestible insulin pill to be used for the treatment of individuals with diabetes, rectal application of insulin, flu vaccines, use of oral ingestible pills for delivery other polypeptides and use of rectal application for delivery of other polypeptides.

Marketing, Advertising and Promotion

We will not conduct any marketing, advertising or promotion activities for our potential products in the next twelve months as the potential products are still only in research and development stage.

Employees

Currently we have four employees: Nadav Kidron our President, Chief Executive Officer and a director; Miriam Kirdon, our Chief Medical and Technology Officer and a director; Alex Werber, our Chief Financial Officer and Treasurer; and Tara Horn, who serves as our office manager in Israel. Both Mr. Nadav Kidron and Dr. Miriam Kidron provide services to our company pursuant to employment agreements we entered into with KNRY Ltd., an Israel company, dated August 1, 2007. In connection with our agreement with Hadasit, dated February 17, 2006, pursuant to which we acquired provisional patent application 60/718716, we agreed to grant to Dr. Miriam Kidron, the then primary researcher at Hadasit and currently our Chief Medical and Technology Officer and a director, an option to purchase 3,361,360 shares of our common stock at the exercise price of $0.001 per share.

On August 1, 2007, we also entered into an employment agreement with Mr. Alex Werber to serve as our chief financial officer. We also intend to periodically hire independent contractors to execute our research and development activities. We may hire employees when circumstances warrant. Effective January 17, 2008, George Drazenovic resigned as director and secretary of our company. As a result, another of our directors, Leonard Sank, was appointed to act as the secretary of our company. Effective January 18, 2008, we entered into an expense agreement with Mr. Sank to remunerate Mr. Sank for expenses incurred by him in connection with his role as a director of our company.

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

Intellectual Property

We have filed the following patent applications and provisional patent applications:

Title	Jurisdiction	Patent Application #
Methods and Compositions For Oral Administration of Proteins	Patent Cooperation Treaty, All countries were designated and the United States Patent and Trademark Office was designated as the Search and Examination Authority.	PCT/IL2006/001019 (60/718716)

Provisional patent application for methods and compositions for rectal application for insulin	The United States Patent and Trademark Office	60/924.004

Provisional patent application for methods and compositions for rectal application of proteins	The United States Patent and Trademark Office	60/024.005

Provisional patent application for method and compositions for oral administration of proteins	The United States Patent and Trademark Office	11/513.343

Corporate History

We were incorporated on April 12, 2002, under the laws of the State of Nevada. From incorporation until March 3, 2006, we were an exploration stage company engaged in the acquisition and exploration of mineral properties. We were unsuccessful in that endeavor and have now become a pharmaceutical research and development company.

Effective April 10, 2006, we changed our name from "Integrated Security Technologies, Inc." to "Oramed Pharmaceuticals Inc." when we merged with our newly formed subsidiary, Oramed Pharmaceuticals Inc.

Plan of Operations

Capital Resource Requirements

For the next 12 months ending February 28, 2009, we will be required to cover a total of approximately $2,850,000 for our proposed research and development and business activities. This budget includes the salaries of the research team, office costs, cost of trials and materials, among others, all of them necessary to execute our plan of operations. The following table provides a cost-breakdown of the first year of operations.

The following table provides a cost-breakdown of the upcoming year of operations.

Estimated Funding Required During the Next 12 Months
Operations	$350,000
Research and Development	$1,500,000
Clinical Studies	$1,000,000
Total	$2,850,000

Financial Condition, Liquidity and Capital Resources

At February 29, 2008, we had a working capital of $290,000. At February 29, 2008, we had $1,145,000 in cash and cash equivalents.

We did not generate any revenue in the six months period ended February 29, 2008 and we have not generated any revenue since inception. We have incurred a loss of $689,000 in the six months ended February 29, 2008. We do not expect any significant changes in the number of our employees.

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

We have historically incurred losses, and through February 29, 2008 have incurred losses of $5,168,000 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our unaudited financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Accounting for Share-based Compensation

On September 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). We have applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated statements of operations. Prior to the adoption of SFAS 123(R), we accounted for equity-based awards to employees and non-employee directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard starting from September 1, 2006, the first day of our fiscal year 2007. At adoption date, we had no unrecognized compensation cost from prior years.

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

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

•
Delays or rejections may be encountered during any stage of the regulatory process based upon the failure of the clinical or other data to demonstrate compliance with, or upon the failure of the product to meet, a regulatory agency's requirements for safety, efficacy and quality or, in the case of a product seeking an orphan drug indication, because another designee received approval first.

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

The availability of manufacturers is limited by both the capacity of such manufacturers and their regulatory compliance. Among the conditions for New Drug Application approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures continually conform with the FDA's current Good Manufacturing Practice (“GMP”). GMPs are regulations established by the FDA that govern the manufacture, processing, packing, storage and testing of drugs intended for human use. In complying with GMPs, manufacturers must devote extensive time, money and effort in the area of production and quality control and quality assurance to maintain full technical compliance.

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

The success of our clinical trials is dependent on our future partner's capacity and ability to adequately manufacture drug products to meet the proposed demand of each respective market. Any significant delay in obtaining a supply source could harm our potential for success. Additionally, if a future manufacturer were to lose its ability to meet our supply demands during a clinical trial, the trial may be delayed or may even need to be abandoned.

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

Since our inception on April 12, 2002, we have generated significant losses from operations. Now that we have departed from our former business of acquiring and exploring mineral properties and have become engaged in the pharmaceutical research and development business, we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As at February 29, 2008, our accumulated deficit was approximately $5,168,000. Our net loss was approximately $689,000 for the six months ended February 29, 2008. As at February 29, 2008, we had cash or cash equivalents of approximately $1,145,000. We have limited capital resources and no revenue from operations. We have been funded with the proceeds from equity financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended August 31, 2007 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

We are highly dependent on our executive officers, especially on the consulting services to be provided by one of our directors, Dr. Miriam Kidron. Dr. Kidron is a pharmacist with a Ph. D. in biochemistry and is the inventor of the method and composition of insulin that can be administered orally, which is covered by the provisional patent application No. 60/718716. From 1990 to the present time, she has been an investigator in the Diabetes Unit at Hadassah University Hospital in Jerusalem, Israel. We would be significantly disadvantaged if Dr. Kidron were to leave our company. The loss of other officers could have an adverse effect as well, given their specific knowledge related to our proprietary technology. If we are not able to retain our executive officers, our business may suffer. None of our key officers have announced any intention to leave us. We do not maintain "key-person" life insurance policies for any of our executive officers.

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

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, all of our directors and executive officers are nationals and or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our directors or executive officers, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

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

In addition, Israeli-based companies and companies doing business with Israel have been the subject of an economic boycott by members of the Arab League and certain other predominantly Muslim countries since Israel's establishment. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved. Also, since the end of September 2000, there has been a marked increase in the level of terrorism in Israel, which has significantly damaged both the Israeli economy and levels of foreign and local investment.

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

Trading of our stock may be restricted by the SEC's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on brokers or dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker or dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker or dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of brokers or dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock. This may limit your ability to buy and sell our stock and cause the price of the shares to decline

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker or dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, brokers or dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for brokers or dealers to recommend that their customers buy our common stock, which may prevent you from reselling your shares and may cause the price of the shares to decline.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being February 29, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer, Nadav Kidron, and our chief financial officer, Alex Werber. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as previously disclosed, we know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation.

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

N/A.

Item 6. Exhibits

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on November 29, 2002).

3.2	Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 10, 2006).

3.3	Articles of Merger filed with the Nevada Secretary of State on March 29, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 10, 2006).

(4)	Instruments defining rights of security holders, including indentures

4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on November 29, 2002).

4.2	Form of warrant certificate (incorporated by reference from our current report on Form 8-K filed on June 18, 2007)

4.3*	Convertible Debenture issued by the Registrant to Epsom Investment Services, dated February 12, 2007

4.4*	Convertible Debenture issued by the Registrant to Epsom Investment Services, dated May 31, 2007

(10)	Material Contracts

10.1
Agreement between the Registrant and Hadasit Medical Services and Development Ltd. dated February 17, 2006 concerning the acquisition of U.S. patent application 60/718716 (incorporated by reference from our current report on Form 8-K filed February 17, 2006).

10.2	Clinical Trial Manufacturing Agreement between the Registrant and Swiss Caps Ag dated October 30, 2006 (incorporated by reference from our current report on Form 8-K filed November 2, 2006).

10.3	2006 Stock Option Plan (incorporated by reference from our current report on Form 8-K filed on November 23, 2006).

10.4	Form of Stock Option Agreement under 2006 Stock Option Plan (incorporated by reference from our current report on Form 8-K filed on November 23, 2006).

10.5	Employment Agreement between the Registrant and Alex Werber dated August 1, 2007 (incorporated by reference from our current report on Form 8-K filed on August 2, 2007).

10.6	Employment Agreement between the Registrant and KNRY Ltd (Nadav Kidron) dated August 1, 2007 (incorporated by reference from our current report on Form 8-K filed on August 28, 2007).

10.7	Employment Agreement between the Registrant and KNRY Ltd (Dr. Miriam Kidron) dated August 1, 2007 (incorporated by reference from our current report on Form 8-K filed on August 28, 2007).

10.8	Expense Agreement between the Registrant and Leonard Sank dated January 18, 2008 (incorporated by reference from our current report on Form 8-K filed on February 1, 2008).

10.9	Encorium Proposal dated April 27, 2007 (incorporated by reference from our current report on Form 8-K filed on June 19, 2007)

10.10	Master Services Agreement between the Registrant and OnQ Consulting dated January 29, 2008 2007 (incorporated by reference from our current report on Form 8-K filed on February 1, 2008)

(31)	Section 302 Certification

31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Statement of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification

32.1*	Certification Statement of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

32.2*	Certification Statement of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oramed Pharmaceuticals Inc.

By:	/s/ Nadav Kidron
Nadav Kidron, President, CEO and Director (Principal Executive Officer) Date: April 14, 2008

By:	/s/ Alex Werber
(Principal Financial Officer and Principal Accounting Officer) Date: April 14, 2008