Form 10QSB
period 2008-05-31
ORAMED PHARMACEUTICALS INC.
filed 2008-07-21
CIK 1176309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-50298

ORAMED PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0376008
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Hi-Tech Park 2/5 Givat Ram
PO Box 39098
Jerusalem, Israel 91390
(Address of principal executive offices)

+ 972 2 5660001
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 56,252,806 shares issued and outstanding as of July 15, 2008.

ORAMED PHARMACEUTICALS INC.

FORM 10-QSB

TABLE OF CONTENTS

PART I

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.
(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	May 31,	August 31,
	2008	2007
	Unaudited	Audited
Assets

CURRENT ASSETS:
Cash and cash equivalents	$2,659	$1,918
Prepaid expenses and other current assets	62	12
Total current assets	2,721	1,930

PROPERTY AND EQUIPMENT, net	93	2
DEPOSITS	11	5
Total assets	$2,825	$1,937

Liabilities and stockholders' equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$271	$341
Account payable with former shareholder	47	47
Convertible notes payable	-	275
Receipts on account of shares issuance	2,045	761
Total current liabilities	2,363	1,424

STOCKHOLDERS' EQUITY:
Common stock of $ 0.001 par value - Authorized: 200,000,000 shares at May 31, 2008 and August 31, 2007; Issued and outstanding: 47,597,121 at May 31, 2008 and 45,231,779 shares at August 31, 2007, respectively	48	45
Additional paid-in capital	6,403	4,947
Deficit accumulated during the development stage	(5,989)	(4,479)
Total stockholders' equity	462	513
Total liabilities and stockholders' equity	$2,825	$1,937
The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF EXPENSES
U.S. dollars in thousands, except share and per share data

	Nine months ended		Three months ended		From April 12, 2002 (inception) through
	May 31	May 31	May 31	May 31	May 31
	2008	2007	2008	2007	2008
	Unaudited		Unaudited		Unaudited

Operating expenses:
Research and development	$656	$187	$464	$51	$3,068
Loss from Impairment	-	-	-	-	435
General and administrative	915	452	381	244	2,440
	1,571	639	845	295	5,943

Interest expense (income) - net	(61)	65	(24)	1	46
Net loss	$1,510	$704	$821	$296	$5,989

Basic and diluted net loss per share	$0.03	$0.02	$0.02	$0.01

Weighted average number of shares used in computing basic and diluted net loss per share	47,041,387	41,549,728	47,059,078	41,631,799

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
U.S. dollars in thousands, except share data

	Common Stock		Additional paid-in	Deficit accumulated during the development	Total stockholders' equity
	Shares	$	capital	stage	(deficit)

BALANCE AS OF APRIL 12, 2002 (Inception)	34,828,200	$35	$19		$54
NET LOSS				$(65)	(65)
BALANCE AS OF AUGUST 31, 2003	34,828,200	35	19	(65)	(11)
SHARES CANCELLED	(19,800,000)	(20)	20		-
SHARES ISSUED FOR INVESTMENT IN ISTI-NJ	1,144,410	1	434		435
SHARES ISSUED FOR OFFERING COSTS	1,752,941	2	(2)		-
SHARES ISSUED FOR CASH	550,000		274		274
CONTRIBUTIONS TO PAID IN CAPITAL			19		19
NET LOSS				(717)	(717)
BALANCE AS OF AUGUST 31, 2004	18,475,551	18	764	(782)	-
IMPUTED INTEREST			1		1
NET LOSS				(46)	(46)
BALANCE AS OF AUGUST 31, 2005	18,475,551	18	765	(828)	(45)
SHARES ISSUED FOR CASH	22,981,228	23			23
IMPUTED INTEREST			4		4
NET LOSS				(415)	(415)
BALANCE AS OF AUGUST 31, 2006	41,456,779	41	769	(1,243)	(433)
SHARES ISSUED FOR CASH	3,650,000	4	1,821		1,825
SHARES ISSUED FOR SERVICES	125,000		99		99
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS			2,146		2,146
DISCOUNT ON CONVERTIBLE NOTE RELATED TO BENEFICIAL CONVERSION FEATURE			108		108
IMPUTED INTEREST			4		4
NET LOSS				(3,236)	(3,236)
BALANCE AS OF AUGUST 31, 2007	45,231,779	45	4,947	(4,479)	513
RECEIPTS ON ACCOUNT OF SHARES ISSUANCE	1,562,317	2	779		781
SHARES ISSUED FOR CASH	510,000	1	254		255
SHARES ISSUED FOR SERVICES	293,025		173		173
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS			247		247
IMPUTED INTEREST			3		3
NET LOSS				(1,510)	(1,510)
BALANCE AS OF MAY 31, 2008 (unaudited)	47,592,121	$48	$6,403	$(5,989)	$462

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Nine months ended		From April 12, 2002 (inception date) through
	May 31,	May 31,	May 31,
	2008	2007	2008
	Unaudited		Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,510)	$(704)	$(5,989)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	7	-	7
Exchange differences on long term deposits	(2)	-	(2)
Amortization of debt discount	-	60	108
Stock option expense	247	175	2,393
Common stock issued for services	173	99	272
Loss on impairment of investment	-	-	435
Imputed interest	3	3	11
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(50)	-	(62)
Accounts payable and accrued expenses	(74)	(46)	265
Total net cash used in operating activities	(1,206)	(413)	(2,562)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(98)	-	(100)
Lease deposits	-	-	(5)
Total net cash used in investing activities	(98)	-	(105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	-	925	2,940
Cash received on account of shares issuances	2,045	-	2,045
Proceeds from convertible notes	-	275	275
Proceeds from short term note payable	-	20	120
Payments of short term note payable	-	(20)	(120)
Shareholder advances	-	-	66
Net cash provided by financing activities	2,045	1,200	5,326

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	741	787	2,659

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,918	176

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,659	$963	$2,659

Non cash investing and financing activities:
Shares issued for services rendered	$173		$272
Stock issued for receipts on account of shares issuance and convertible notes	$1,036
Discount on convertible note from BCF		$60	108
Shares issued for offering costs			2
Long term deposits	$4		4
Forgiveness of debt by shareholder			$19

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICULS, Inc.
(Formerly Integrated Securities Technologies, Inc.)
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

a.	General:

1.
Oramed Pharmaceuticals, Inc. (“Oramed”) was incorporated on April 12, 2002, under the laws of the State of Nevada. From incorporation until March 3, 2006, Oramed was an exploration stage company engaged in the acquisition and exploration of mineral properties. On February 17, 2006, Oramed entered into an agreement with Hadasit Medical Services and Development Ltd. to acquire the provisional patent related to orally ingestible insulin pill to be used for the treatment of individuals with diabetes. Oramed has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

On May 14, 2007, Oramed incorporated a wholly-owned subsidiary in Israel, Oramed Ltd. ("the Subsidiary"), which is engaged in research and development.

2.
The accompanying unaudited interim consolidated financial statements as of May 31, 2008 and for the nine and three months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2008, are not necessarily indicative of the results that may be expected for the year ending August 31, 2008.

3.	Going concern considerations

Oramed has incurred losses since inception and has no revenues through May 31, 2008. The process of developing commercial products will require significant additional expenditures for research and development, maintaining the key technology license, pre-clinical testing and clinical trials, as well as obtaining regulatory approval. These activities, together with general and administrative expenses, are expected to result in substantial operating losses in the foreseeable future.

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

As for the $5,000,000 raised on July 14, 2008, which are expected to be sufficient to finance Oramed’s planned expenditure for the twelve months period commencing on June 1, 2008, refer to note 8b.

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

ORAMED PHARMACEUTICULS, Inc.
(Formerly Integrated Securities Technologies, Inc.)
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

b.	Share-based payment:

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
(Formerly Integrated Securities Technologies, Inc.)
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

6.
On June 2007, the FASB reached a final consensus on Emerging Issues Task Force Issue 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-03”). The consensus reached by the FASB requires companies involved in research and development activities to capitalize such non-refundable advance payments for goods and services pursuant to an executory contractual arrangement because the right to receive those services in the future represents a probable future economic benefit. Those advance payments will be capitalized until the goods have been delivered or the related services have been performed. The consensus on EITF 07-03 is effective prospectively for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted.

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

During the nine months period ending May 31, 2008, Oramed received a conversion notice regarding the above mentioned convertible notes. The common stock underlying the convertible notes were issued on July 1, 2008. As of May 31, 2008 Oramed classified the balance of the convertible notes to receipts on account of shares issuance as part of the stockholders’ equity.

NOTE 3 - RECEIPTS ON ACCOUNT OF SHARES ISSUANCE:

The Balance of the Receipts on account of shares issuance as of May 31, 2008 represent proceeds from third parties in connection with a private placement which was completed during July 2008 (see also note 8).

The balance of the Receipts on account of shares issuance as of August 31, 2007 represent 1,012,317 shares of common stock sold during fiscal 2006, for $506, which were issued on July 1, 2008, and 510,000 shares of common stock sold during fiscal year 2007, for $255, which were issued on November 8, 2007. The Company has included the shares as outstanding for earnings per share purposes for the year to date period.

ORAMED PHARMACEUTICULS, Inc.
(Formerly Integrated Securities Technologies, Inc.)
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 4 - COMMITMENTS:

On September 19, 2007 the Subsidiary entered into a new lease agreement for its new office facilities, in Israel. The new lease agreement is for a period of 51 months. The monthly lease payment is 2,396 NIS and is linked to the increase in the Israeli consumer price index (As of May 31, 2008 the monthly payment in the Company's functional currency is approximately $750), The future lease payments under the lease are $2,250 for the remainder of the year ending August 31, 2008, $9,000 for the years ending August 31, 2009, 2010 and 2011 and $3,000 for the year ending August 31, 2012.

As security for its obligation under this lease agreement the Company provided a bank guarantee in an amount equal to three monthly lease payments.

During January and April, 2008 Oramed entered into agreements with OnQ consulting, a clinical research organization (CRO) located in Johannesburg, South Africa, to conduct Phase 1B and 2B clinical trials on its oral insulin capsules. The total cost estimated for the studies is $262,595 of which $44,243 was expensed through May 31, 2008.

On April 21, 2008, Oramed entered into a five year service agreement with Encorium Group, Inc. (“Encorium”) pursuant to which Encorium will provide services for the purpose of filing an Investigational New Drug Application (IND) for a phase 2 study as required by the US Food and Drug Administration (FDA). The total cost under the agreement is estimated at $1,455,143 of which $171,000 was expensed through May 31, 2008.

During April 2008, Oramed entered into a five years master services agreement with SAFC, an operating division of Sigma-Aldrich, Inc. (“SAFC”), pursuant to which SAFC will provide services for individual projects, which may include strategic planning, expert consultation, clinical trial services, statistical programming and analysis, data processing, data management, regulatory, clerical, project management, central laboratory services, pre-clinical services, pharmaceutical sciences services, and other research and development services, in accordance with mutually agreed upon work orders

On May 1, 2008 Oramed entered into a consulting agreement with a third party (“the Consultant”) for a period of twelve months, pursuant to which the Consultant will assist Oramed’s efforts to complete the FDA approval process for its oral insulin capsule. The Consultant is entitled to a fixed monthly fee of $8,333 and reimbursement of pre-approved out of pocket expenses.

NOTE 5 - COMMON STOCK:

Stocks issued for stock payable

On November 8, 2007, Oramed issued 510,000 shares of common stock at a price per share of $0.5, for cash received in the prior year.

Stocks issued for services

On September 7, 2007, Oramed issued 283,025 shares of common stock valued at $170,000 to a third party, for services rendered in the prior year. On November 8, 2007 Oramed also issued 10,000 shares as a finder’s fee to a placement agent valued at $3,000.

ORAMED PHARMACEUTICULS, Inc.
(Formerly Integrated Securities Technologies, Inc.)
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
NOTE 6 - STOCK OPTIONS:

Stock options issued to non employees for services

a.
On September 4, 2007, 300,000 options were granted to two outside consultants, at an exercise price of $0.45 per share for two years, the warrants vest in twelve equal monthly instalments over the first year. The fair value of these options as of May 31, 2008 was $110,799, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 119%; risk-free interest rates of 2.22%; and the remaining contractual life of 1.26 years.

b.
On October 30, 2007, 100,000 options were granted to an advisory board member, at an exercise price of $0.76 per share for three years, the options vest in eighteen equal monthly instalments over form the date of grant. The fair value of these options as of May 31, 2008 was $35,378, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 119%; risk-free interest rates of 2.66%; and the remaining contractual life of 1.91 years.

Stock options issued for directors and employee

a.	On May 5, 2008, Oramed’s board of directors adopted the 2008 Stock Incentive Plan (the “Plan”).

Under the plan 8,000,000 shares have been reserved for the grant of options, which may be issued at the discretion of Oramed’s board of directors from time to time. Under the plan, each option is exercisable into one share of common stock of Oramed.

The options may be exercised after vesting and in accordance with vesting schedules which will be determined by the board of directors for each grant. The maximum term of the options is 10 years.

The fair value of each stock option grant is estimated at the date of grant using a Black Scholes option pricing model. The volatility is based on a historical volatility, by statistical analysis of the daily share price for past periods. The expected term is the length of time until the expected dates of exercising the options, based on estimated data regarding employees’ exercise behaviour.

b.
On May 7, 2008, an aggregate of 1,728,000 options were granted to Nadav Kidron, Oramed’s President, Chief Executive Officer and director, and Miriam Kidron, Oramed’s Chief Medical and Technology Officer and director, at an exercise price of $0.54 per share. The maximum term of the options is 10 years. 288,000 of the options vested immediately on the date of grant and the remainder will vest in twenty equal monthly installments. The fair value of these options on the date of grant was $784,430, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 116%; risk-free interest rates of 3.41%; and expected lives of 5.44 years.

Oramed recognized $247,000 of expense during the nine months ended May 31, 2008 related to options granted, of which $38,000 relates to options granted in prior years.

ORAMED PHARMACEUTICULS, Inc.
(Formerly Integrated Securities Technologies, Inc.)
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
NOTE 7 - RELATED PARTIES:

On January 18, 2008, Oramed entered into an expense agreement with a director, pursuant to which the director will be entitled to an annual payment of $15,000, as a reimbursement of expenses.

See note 6 in connection with options issued to related parties.

See note 8 in connection with a consulting agreement with related parties.

NOTE 8 - SUBSEQUENT EVENTS:

a.
On July 1, 2008, the Subsidiary entered into a consulting agreement with KNRY Ltd. (“KNRY”), an Israeli company owned by Nadav Kidron, whereby Mr. Nadav Kidron, through KNRY, will provide services as President and Chief Executive Officer of both Oramed and the Subsidiary (the “Nadav Kidron Consulting Agreement”). Additionally, on July 1, 2008, the Subsidiary entered into a consulting agreement with KNRY whereby Ms. Miriam Kidron, through KNRY, will provide services as Chief Medical and Technology Officer of both Oramed and the Subsidiary (the “Miriam Kidron Consulting Agreement” and together with the Nadav Kidron Consulting Agreement, the “Consulting Agreements”). The Consulting Agreements replace the existing employment agreements entered into between the Company and KNRY, dated as of August 1, 2007, pursuant to which Nadav Kidron and Miriam Kidron, respectively, currently provide services to Oramed and the Subsidiary.

The Consulting Agreements are both terminable by either party upon 60 days prior written notice. The Consulting Agreements provide that KNRY (i) will be paid, under each of the Consulting Agreements, in New Israeli Shekels (“NIS”) a gross amount of NIS50,400 + Value-Added-Tax per month (As of May 31, 2008 the monthly payment in the Company's functional currency is approximately $15,800) and (ii) will be reimbursed for reasonable expenses incurred in connection with performance of the Consulting Agreements.

b.
On July 14, 2008 Oramed entered into a Securities Purchase Agreement with twenty-nine accredited investors pursuant to which the Company agreed to sell to the investors an aggregate of 8,524,669 shares of the Company’s common stock at a purchase price of $0.60 per share. The investors also received three year warrants to purchase an aggregate of 4,262,337 shares of common stock at an exercise price of $0.90 per share. The aggregate gross proceeds raised were approximately $5,000,000, of which $2,045,000 has been received prior to May 31, 2008 and are recorded as receipts on account of shares issuance. The Company paid $85,000 to one individual as a finders fee and issued an aggregate of 143,333 shares to four other individuals as finders fees in connection with the private placement.

c.
On July 17, 2008, an aggregate of 150,000 options were granted to two outside consultants, at an exercise price of $0.62 per share for two years. The options vest in four equal quarterly instalments over one year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report.

We have included in this Quarterly Report certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition. “Forward-looking statements” consist of all non-historical information, and the analysis of historical information, including the references in this Quarterly Report to future revenues, collaborative agreements, future expense growth, future credit exposure, earnings before interest, taxes, depreciation and amortization, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements, and the Company’s plans for future periods. In addition, the words “could”, “expects”, “anticipates”, “objective”, “plan”, “may affect”, “may depend”, “believes”, “estimates”, “projects” and similar words and phrases are also intended to identify such forward-looking statements.

Actual results could differ materially from those projected in our forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, unanticipated technological difficulties, the length, scope and outcome of our clinical trial, difficulties or delays in obtaining regulatory approval for our product candidates, competition from other pharmaceutical or biotechnology companies, costs related to intellectual property, cost of manufacturing and higher consulting costs, product demand, changes in domestic and foreign economic, market and regulatory conditions, the inherent uncertainty of financial estimates and projections, the uncertainties involved in certain legal proceedings, instabilities arising from terrorist actions and responses thereto, our ability to obtain additional funding required to conduct our research, development and commercialization activities and other considerations described as “Risk Factors” in other filings by the Company with the SEC. Such factors may also cause substantial volatility in the market price of our common stock. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

As used in this Quarterly Report, the terms "we", "us", "our", "Company" and "Oramed" mean Oramed Pharmaceuticals Inc. and our subsidiary, Oramed Ltd., unless otherwise indicated.

All dollar amounts refer to US dollars in thousands unless otherwise indicated.

Overview

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

Plan of Operation

Short Term Business Strategy

We plan to conduct further research and development on the technology covered by the patent application "Methods and Composition for Oral Administration of Proteins", which we acquired from Hadasit Medical Services and Development Ltd., as well as the other patents we have filed since. Through our research and development efforts, we are developing an oral dosage form that will withstand the harsh chemical environment of the stomach or intestines and will be effective in delivering active insulin for the treatment of diabetes. The enzymes and vehicles that are added to the insulin in the formulation process must not modify chemically or biologically the insulin and the dosage form must be safe to ingest. We plan to continue to conduct clinical trials to show the effectiveness of our technology. Specifically, we intend to conduct the clinical trials necessary to file an Investigational New Drug Application (“IND”) with the U.S. Food and Drug Administration (“FDA”). We also plan to conduct further research and development by deploying our proprietary drug delivery technology for the delivery of other polypeptides in addition to insulin, and to develop other innovative pharmaceutical products, including an insulin suppository (for a specific indication) flu vaccines, and use of rectal application for delivery of other polypeptides.

Orally Ingestible Insulin: During fiscal year 2007 we conducted several clinical studies of our orally ingestible insulin. The studies were intended to assess both the safety/tolerability and absorption properties of our proprietary oral insulin. Based on the pharmacokinetic and pharmacologic outcomes of these trials, we decided to continue the development of our oral insulin product.

On November 15, 2007, we successfully completed animal studies in preparation for the Phase 1B clinical trial of our oral insulin capsule. On January 22, 2008 we commenced the non FDA approved Phase 1B clinical trials with our oral insulin capsule, in healthy human volunteers with the intent of dose optimization. On March 11, 2008, we successfully completed our Phase 1B clinical trials.

On April 13, 2008, we commenced a non FDA approved Phase 2A study to evaluate the safety and efficacy of our oral insulin capsule in Type II diabetic volunteers at Hadassah Medical Center in Jerusalem. We expect results from this study to be available in the near future.

On April 21, 2008, Oramed entered into a service agreement with Encorium Group, Inc. (“Encorium”) pursuant to which Encorium will provide services for the purpose of filing an IND for a phase 2 study as required by the FDA. The FDA approval process and, if approved, registration for commercial use as an oral drug can take several years.

During July 2008 we were granted approval by the Institutional Review Board Committee of Hadassah Medical Center in Jerusalem to conduct a non FDA approved Phase 2A study to evaluate the safety and efficacy of our oral insulin capsule on Type I diabetic volunteers. We expect this study to begin in the immediate future.

Rectal Application of Insulin: We filed two additional provisional patents for a suppository application to our technology portfolio. The first patent focuses on a rectal application for insulin. The second patent focuses on the usage of this rectal application to other polypeptides that at present are only available in injection.

On January 30, 2008, we entered into a master service agreement with OnQ Consulting; a clinical research organization located in Johannesburg, South Africa, to conduct non FDA approved clinical trials for the rectal application of insulin. The trials are expected to begin during the next coming months.

Long Term Business Strategy

If our oral insulin capsule shows significant promise in clinical trials, we plan to ultimately seek a strategic commercial partner, or partners, with extensive experience in the development, commercialization, and marketing of insulin applications and/or other orally digestible drugs. We anticipate such partner or partners would be responsible for, or substantially support, late stage clinical trials (Phase III) to ensure regulatory approvals and registrations in the appropriate markets in a timely manner. We further anticipate that such partner, or partners, would also be responsible for sales and marketing of our oral insulin capsule in these markets. Such planned strategic partnership, or partnerships, may provide a marketing and sales infrastructure for our products as well as financial and operational support for global clinical trials, post marketing studies, label expansions and other regulatory requirements concerning future clinical development in the United States and elsewhere. Any future strategic partner, or partners, may also provide capital and expertise that would enable the partnership to develop new oral dosage form for other polypeptides. Under certain circumstances, we may determine to develop one or more of our oral dosage form on our own, either world-wide or in select territories.

Other Planned Strategic Activities

In addition to developing our own oral dosage form drug portfolio, we are, on an on-going basis, considering in-licensing and other means of obtaining additional lead molecules of technologies to complement and/or expand our current product portfolio. Our goal is to create a well-balanced product portfolio that includes lead molecules in different stages of development and addresses different medical needs.

Scientific Advisory Committee

In January 2007 we formed a scientific advisory committee to provide scientific advice to our board of directors. On July 1, 2008, Nobel Prize Laureate Professor Avram Hershko joined the scientific advisory committee. Professor Hershko serves as Distinguished Professor in the Unit of Biochemistry in the B. Rappaport Faculty of Medicine of the Technion, Israel Institute of Technology. His main research interests concern the mechanisms by which cellular proteins are degraded, a formerly neglected field of study. Through their research, Professor Hershko and his colleagues proved that cellular proteins are degraded by a highly selective proteolytic system. Professor Hershko was awarded the Nobel Prize in Chemistry in 2004 jointly with his former PhD student Aaron Ciechanover and their colleague Irwin Rose, for the discovery of ubiquitin-mediated protein degradation.

Professor Hershko replaced Dr. Itamar Raz who left the committee due to time contraints. The remaining members of the scientific advisory committee include Dr. Harold Jacob, Dr. Nir Barzilai, Prof. Ele Ferrannini, Dr. Derek LeRoith and Dr. John Ziemniak.

Results of Operations

Going concern assumption

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have net losses for the period from inception (April 12, 2002) through May 31, 2008 of $5,989, as well as negative cash flow from operating activities. Based upon our existing spending commitments, estimated at $4,815 for the twelve months following June 1, 2008, and our cash availability, we may not have sufficient cash resources to meet our liquidity requirements through August 31, 2008. Accordingly, these factors raise substantial doubt about our ability to continue as a going concern. Management is in the process of evaluating various financing alternatives as we will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management expects to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

The financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

The following table summarizes certain statements of operations data for the Company for the nine months period ended May 31, 2008 and 2007 (US$ in thousands, except share data):

	Nine months ended
Operating Data:	May 31, 2008	May 31, 2007

Research and development costs	$656	$187
General and administrative expenses	915	452
Financial expense (income), net	(61)	65
Net loss for the period	$1,510	$704

Loss per common share - basic and diluted	$0.03	$0.02
Weighted average common shares outstanding	47,041,387	41,549,728

Research and development costs

Research and development expenses are the costs incurred in the process of our pre-clinical and our clinical trials. Clinical trial and pre-clinical expenses include regulatory and scientific consultants compensation and fees, research expenses, purchase of materials, cost of manufacturing of the oral insulin capsules, payments for patient recruitment and treatment, costs related to the maintenance of our registered patents, costs related to the filings of patent applications as well as salaries and related expenses of research and development staff.

During the nine months ended May 31, 2008 research and development expenses totaled $656, compared to $187 for the nine months ended May 31, 2007. The increase is mainly attributable to increased clinical trials activities, materials and patent related costs.

General and administrative expenses

General and administrative expense includes the salaries and related expenses of our management, consulting costs, legal and professional fees, traveling, business development costs, insurance expenses and other general costs.

For the nine months ended May 31, 2008, general and administrative expenses totaled $915 compared to $452 for the nine months ended May 31, 2007. Costs incurred related to General and administrative activities in the nine months ended May 31, 2008 reflect an increase of professional, legal and consulting expenses and an increase in general expenses such as office and maintenance expenses.

Financial income/expense, net

During the nine months ended May 31, 2008 we generated interest income on available cash and cash equivalents balance which were offset by bank charges. During the nine months ended May 31, 2007 we incurred imputed interest expenses on convertible notes issued as well as bank charge.

Liquidity and Capital Resources

Through May 31, 2008, we incurred losses in an aggregate amount of $5,989. We have financed our operations through the private placements of equity and debt financing. Through May 31, 2008, we raised a total of $5,326, net of transaction costs, through private placements of equity and debt financing. We anticipate that we will obtain additional financing through similar sources. As of May 31, 2008 we had $2,659 of available cash, most of which is deposited in short term, interest bearing, bank deposits. The Company anticipates it will need $1,525 for the remainder of its fiscal year, and $4,815 for the twelve months following June 1, 2008.

Management is in the process of evaluating various financing alternatives as we will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

Our recent financing activities include the following:

•
On August 3, 2007, we completed a private placement for the sale of 510,000 units at a purchase price of $0.50 per unit for a total consideration of $255. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of common stock for a period of 3 years at an exercise price of $0.75

•	On September 7, 2007, Oramed issued 283,025 shares of common stock valued at $170 to a third party, for services rendered in the prior year.

•	On November 8, 2007 Oramed also issued 10,000 shares as a finder’s fee to a placement agent valued at $3.

•
On July 14, 2008 we entered into a Securities Purchase Agreement with twenty-nine accredited investors pursuant to which the Company agreed to sell to the investors an aggregate of 8,524,669 shares of the Company’s common stock at a purchase price of $0.60 per share. The investors also received three year warrants to purchase an aggregate of 4,262,337 shares of common stock at an exercise price of $0.90 per share. The aggregate gross proceeds raised were approximately $5,000, of which $2,045 were received prior to May 31, 2007 and are included as cash and cash equivalents in the accompanying financial statements. The Company paid $85 to one individual as a finders fee and issued an aggregate of 143,333 shares to four other individuals as finders fees in connection with the private placement.

Employee's and Consultant’s Stock Options Plan and Warrants

Employee and consultant stock options grants and warrant issuance activities for the nine month period ending May 31, 2007 include the following:

•	On September 4, 2007, we granted options to purchase up to 300,000 shares of our common stock at an exercise price of $0.45 to two consultants.

•	On October 30, 2007, we granted options to purchase up to 100,000 shares of our common stock at an exercise price of $0.76 to Dr. John Ziemniak a new member of our Scientific Advisory Board.

•
On April 27, 2008, the Board of Directors of the Company adopted the Oramed Pharmaceuticals Inc. 2008 Stock Incentive Plan (the “2008 Plan”) and directed that it be submitted to the shareholders of the Company for approval at its next annual meeting of shareholders. The Board has reserved 8,000,000 shares of the Company’s common stock for issuance, in the aggregate, under the Plan, subject to adjustment for a stock split or any future stock dividend or other similar change in our common stock or our capital structure.

•	On May 7, 2008, we granted options under the 2008 plan to purchase up to 864,000 shares of our common stock at an exercise price of $0.54 to each of Nadav Kidron and Miriam Kidron.

•
On July 17, 2008, we granted options under the 2008 plan to purchase up to 100,000 shares of our common stock at an exercise price of $0.62 to Professor Avram Hershko a new member of our Scientific Advisory Board.

•	On July 17, 2008, we granted options to purchase up to 50,000 shares of our common stock at an exercise price of $0.62 to an outside consultant.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Planned Expenditures

The estimated expenses referenced herein are in accordance with our business plan. Since our technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the twelve months beginning June 1, 2008 are as follows (US$ in thousands):

Category	Amount

Research & Development	$3,603
General & Administrative Expenses	1,312
Finance Income, net	(100)
Total	$4,815

As previously indicated we are planning to conduct further clinical studies as well as file an IND with the FDA for our orally ingested insulin. Our ability to proceed with these activities is dependent on several major factors including the ability to attract sufficient financing on terms acceptable to us.

Employment and Consulting Agreements

On May 1, 2008 we entered into an employment agreement with Chaime Orlev (the “Employment Agreement”), pursuant to which Mr. Orlev has been appointed as Chief Financial Officer (“CFO”), Treasurer and Secretary of Oramed. Mr. Orlev’s responsibilities include oversight of Oramed’s financial reporting and controls. The Employment Agreement provides that for the period through July 31, 2008 (the “First Term”), Mr. Orlev will be employed to work on a part-time basis and will be compensated a gross monthly amount of NIS 20,000. Beginning on August 1, 2008 and continuing until the Employment Agreement is terminated by either party pursuant to the Employment Agreement (the “Second Term”), Mr. Orlev will serve Oramed in a full-time capacity and will be compensated a gross monthly amount of NIS 30,000. Mr. Orlev has also agreed that during the term of his employment with Oramed and for a 12 month period thereafter, he will not compete with Oramed nor solicit employees of Oramed.

On July 1, 2008, we entered into a consulting agreement with KNRY Ltd. (“KNRY”), an Israeli company owned by Nadav Kidron, whereby Nadav Kidron, through KNRY, will provide services as President and Chief Executive Officer of the Company (the “Nadav Kidron Consulting Agreement”). Additionally, on July 1, 2008, we entered into a consulting agreement with KNRY whereby Dr. Miriam Kidron, through KNRY, will provide services as Chief Medical and Technology Officer of both the Company (the “Miriam Kidron Consulting Agreement” and together with the Nadav Kidron Consulting Agreement, the “Consulting Agreements”). The Consulting Agreements replace the existing Employment Agreements entered into between the Company and KNRY, dated as of August 1, 2007, pursuant to which Nadav Kidron and Miriam Kidron, respectively, provide services to the Company.

The Consulting Agreements are both terminable by either party upon 60 days prior written notice. The Consulting Agreements provide that KNRY (i) will be paid, under each of the Consulting Agreements, in New Israeli Shekels (“NIS”) a gross amount of NIS50,400 + Value-Added-Tax per month and (ii) will be reimbursed for reasonable expenses incurred in connection with performance of the Consulting Agreements.

Pursuant to the Consulting Agreements, KNRY, Nadav Kidron and Miriam Kidron each agree that during the term of the Consulting Agreements and for a 12 month period thereafter, none of them will compete with Oramed Ltd. nor solicit employees of Oramed Ltd.

On July 17, 2008, Dr. Harold Jacob was appointed as a member of the board of directors of Oramed Pharmaceuticals, Inc. The appointment increased the number of directors constituting the whole Board from three to four directors.

ITEM 3A(T) - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of May 31, 2008, our management carried out an evaluation, under the supervision of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our system of disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by us under the Exchange Act.

Changes in internal controls

There were changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2008, as described below, that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting. We hired a new chief financial officer who has overseen improvements in, among other things, consolidating our financial and operations functions in one location, implementing new communications procedures regarding the negotiation and execution of any agreements, and enhancing our controls and procedures regarding issuances of equity. We continue to monitor the effectiveness of our review procedures and will make any further changes as management deems appropriate.

PART II

ITEM 1 - LEGAL PROCEEDINGS

Except as previously disclosed, we know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Number	Exhibit
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on November 29, 2002).
3.2	Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 10, 2006).
3.3	Articles of Merger filed with the Nevada Secretary of State on March 29, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 10, 2006).
(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on November 29, 2002).
4.2	Form of warrant certificate (incorporated by reference from our current report on Form 8-K filed on June 18, 2007)
(10)	Material Contracts
10.1
Agreement between the Registrant and Hadasit Medical Services and Development Ltd. dated February 17, 2006 concerning the acquisition of U.S. patent application 60/718716 (incorporated by reference from our current report on Form 8-K filed February 17, 2006).

10.2	Clinical Trial Manufacturing Agreement between the Registrant and Swiss Caps Ag dated October 30, 2006 (incorporated by reference from our current report on Form 8-K filed November 2, 2006).
10.3	2006 Stock Option Plan (incorporated by reference from our current report on Form 8-K filed on November 23, 2006).
10.4	Form of Stock Option Agreement under 2006 Stock Option Plan (incorporated by reference from our current report on Form 8-K filed on November 23, 2006).
10.5	Employment Agreement by and between Oramed Pharmaceuticals Ltd. and Chaime Orlev entered into as of May 1, 2008 (incorporated by reference from our current report on Form 8-K filed on May 7, 2008).
10.6
Consulting Agreement by and between Oramed Ltd. and KNRY, Ltd. entered into as of July 1, 2008 for the services of Nadav Kidron (incorporated by reference from our current report on Form 8-K filed on July 2, 2008).

10.7
Consulting Agreement by and between Oramed Ltd. and KNRY, Ltd entered into as of July 1, 2008 for the services of Miriam Kidron (incorporated by reference from our current report on Form 8-K filed on July 2, 2008).

10.8	Expense Agreement between the Registrant and Leonard Sank dated January 18, 2008 (incorporated by reference from our current report on Form 8-K filed on February 1, 2008).
10.9	Encorium Proposal dated April 27, 2007 (incorporated by reference from our current report on Form 8-K filed on June 19, 2007)
10.10	Master Services Agreement between the Registrant and OnQ Consulting dated January 29, 2008 2007 (incorporated by reference from our current report on Form 8-K filed on February 1, 2008)
10.11	Oramed Pharmaceuticals Inc. 2008 Stock Incentive Plan (incorporated by reference from our current report on Form 8-K filed on July 2, 2008).
10.12	Form of Notice of Stock Option Award and Stock Option Award Agreement (incorporated by reference from our current report on Form 8-K filed on July 2, 2008).
(31)	Section 302 Certification
31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2 *	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
(32)	Section 906 Certification
32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ORAMED PHARMACEUTICALS INC. Registrant

Date: July 21, 2008	By:	/s/ Nadav Kidron
Nadav Kidron
President, Chief Executive Officer and Director

Date: July 21, 2008	By:	/s/ Chaime Orlev
Chaime Orlev
Chief Financial Officer