Form 10-Q
period 2008-11-30
ORAMED PHARMACEUTICALS INC.
filed 2009-01-13
CIK 1176309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2008

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
Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 56,456,710 shares issued and outstanding as of January 13, 2009.

ORAMED PHARMACEUTICALS INC.

FORM 10-QSB

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.
 (A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2008

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Balance sheets	2
Statements of operations	3
Statements of changes in stockholders’ equity	4
Statements of cash flows	5
Notes to financial statements	6-10

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars

	November 30,	August 31,
	2008	2008
	Unaudited	Audited
Assets

CURRENT ASSETS:
Cash and cash equivalents	$2,190,950	$2,267,320
Short term investments	1,728,000	2,728,000
Prepaid expenses and other current assets	297,694	402,574
Total current assets	4,216,644	5,397,894

LONG TERM DEPOSITS	11,776	10,824
PROPERTY AND EQUIPMENT, net	92,268	98,296
Total assets	$4,320,688	$5,507,014

Liabilities and stockholders' equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$612,902	$866,702
Account payable with former shareholder	47,252	47,252
Total current liabilities	660,154	913,954

COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock of $ 0.001 par value - Authorized: 200,000,000 shares at November 30, 2008 and August 31, 2008; Issued and outstanding: 56,456,710 at November 30, 2008 and 56,252,806 shares at August 31, 2008, respectively	56,456	56,252
Additional paid-in capital	12,040,328	11,785,012
Deficit accumulated during the development stage	(8,436,250)	(7,248,204)
Total stockholders' equity	3,660,534	4,593,060
Total liabilities and stockholders' equity	$4,320,688	$5,507,014

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
U.S. dollars

			Period
			from April
			12, 2002
			(inception)
	Three months ended		through
	November 30		November 30
	2008	2007	2008
	Unaudited

RESEARCH AND DEVELOPMENT EXPENSES	$818,680	$95,674	$4,406,514
IMPAIRMENT OF INVESTMENT			434,876
GENERAL AND ADMINISTRATIVE EXPENSES	383,361	266,296	3,413,819
OPERATING LOSS	1,202,041	361,970	8,255,209
INTEREST INCOME	(22,144)	(17,145)	(119,650)
INTEREST EXPENSE	8,149	8,677	138,527
LOSS BEFORE TAXES ON INCOME	1,188,046	353,502	8,274,086
TAXES ON INCOME	-	-	162,164
NET LOSS FOR THE PERIOD	$1,188,046	$353,502	$8,436,250
BASIC AND DILUTED LOSS PER
COMMON SHARE	$(0.02)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON
STOCK USED IN COMPUTING BASIC AND
DILUTED LOSS PER COMMON STOCK	56,363,714	45,609,417

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. dollars

				Deficit
				accumulated
			Additional	during the	Total
	Common Stock		paid-in	development	stockholders'
	Shares	$	capital	stage	equity
BALANCE AS OF APRIL 12, 2002 (inception)	34,828,200	$34,828	$18,872		$53,700
CHANGES DURING THE PERIOD FROM APRIL 12, 2002 THROUGH AUGUST 31, 2007 (audited):
SHARES CANCELLED	(19,800,000)	(19,800)	19,800		-
SHARES ISSUED FOR INVESTMENT IN ISTI-NJ	1,144,410	1,144	433,732		434,876
SHARES ISSUED FOR OFFERING COSTS	1,752,941	1,753	(1,753)		-
SHARES ISSUED FOR CASH	27,181,228	27,181	2,095,800		2,122,981
SHARES ISSUED FOR SERVICES	125,000	125	98,625		98,750
CONTRIBUTIONS TO PAID IN CAPITAL			18,991		18,991
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS			1,968,547		1,968,547
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS			177,782		177,782
DISCOUNT ON CONVERTIBLE NOTE RELATED TO BENEFICIAL CONVERSION FEATURE			108,000		108,000
COMPREHENSIVE LOSS				(16)	(16)
IMPUTED INTEREST			8,437		8,437
NET LOSS				(4,478,917)	(4,478,917)
BALANCE AS OF AUGUST 31, 2007 (audited)	45,231,779	45,231	4,946,833	(4,478,933)	513,131
RECEIPTS ON ACCOUNT OF SHARES AND WARRANTS			6,061		6,061
SHARES ISSUED FOR CONVERSION OF CONVERTIBLE NOTE	550,000	550	274,450		275,000
SHARES AND WARRANTS ISSUED FOR CASH – NET OF ISSUANCE EXPENSES	10,178,002	10,178	5,774,622		5,784,800
SHARES ISSUED FOR SERVICES	293,025	293	115,817		116,110
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS			459,467		459,467
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS			203,982		203,982
IMPUTED INTEREST			3,780		3,780
NET LOSS				(2,769,271)	(2,769,271)
BALANCE AS OF AUGUST 31, 2008 (audited)	56,252,806	56,252	11,785,012	(7,248,204)	4,593,060
SHARES ISSUED FOR SERVICES	203,904	204	152,724		152,928
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS			103,168		103,168
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS			(1,521)		(1,521)
IMPUTED INTEREST			945		945
NET LOSS				(1,188,046)	(1,188,046)
BALANCE AS OF NOVEMBER 30, 2008 (unaudited)	56,456,710	$56,456	$12,040,328	$(8,436,250)	$3,660,534

The accompanying notes are an integral part of the consolidated financial statements

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars

	Three months ended		Period from April 12, 2002 (inception date) through
	November 30		November 30,
	2008	2007	2008
	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,188,046)	$(353,502)	$(8,436,250)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	7,497	470	22,951
Amortization of debt discount	-	-	108,000
Exchange differences on long term deposits	967	(336)	(675)
Stock based compensation	101,647	82,552	2,911,425
Common stock issued for services	-	*-	367,788
Impairment of investment	-	-	434,876
Imputed interest	945	945	13,162
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	104,880	(60,533)	(297,694)
Accounts payable and accrued expenses	(100,872)	*(101,684)	612,902
Total net cash used in operating activities	(1,072,982)	(432,088)	(4,263,515)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,469)	(7,221)	(115,219)
Acquisition of short-term investments	-	-	(2,728,000)
Proceeds from sale of Short term investments	1,000,000		1,000,000
Lease deposits	(1,919)	-	(11,101)
Total net cash provided by (used in) in investing activities	996,612	(7,221)	(1,854,320)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stocks and warrants - net of issuance expenses	-	-	7,967,542
Proceeds from convertible notes	-	-	275,000
Proceeds from short term note payable	-	-	120,000
Payments of short term note payable	-	-	(120,000)
Shareholder advances	-	-	66,423
Net cash provided by financing activities	-	-	8,308,785

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(76,370)	(439,309)	2,190,950
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,267,320	1,918,229	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,190,950	$1,478,920	$2,190,950

Non cash investing and financing activities:
Shares issued for offering costs			$1,753
Contribution to paid in capital			$18,991
Stock issued for receipts on account of shares issuance		$255,000
Shares issued for services rendered	$152,928	$172,202

* Reclassified
The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICULS, Inc.
 (A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

a.	General:

1.
Oramed Pharmaceuticals, Inc. (the “Company”) was incorporated on April 12, 2002, under the laws of the State of Nevada. From incorporation until March 3, 2006, the Company was an exploration stage company engaged in the acquisition and exploration of mineral properties. On February 17, 2006, the Company entered into an agreement with Hadasit Medical Services and Development Ltd (the “First Agreement”). to acquire the provisional patent related to orally ingestible insulin pill to be used for the treatment of individuals with diabetes. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

On May 14, 2007, the Company incorporated a wholly-owned subsidiary in Israel, Oramed Ltd. ("the Subsidiary"), which is engaged in research and development.

2.
The accompanying unaudited interim consolidated financial statements as of November 30, 2008 and for the three months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2008, are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.

3.	Going concern considerations

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (April 12, 2002) through November 30, 2008 of $8,436,250, as well as negative cash flow from operating activities. Presently, the Company does not have sufficient cash resources to meet its requirements in the twelve months following December 1, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of evaluating various financing alternatives as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that the Company will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

These consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

ORAMED PHARMACEUTICULS, Inc.
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

ORAMED PHARMACEUTICULS, Inc.
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

3.
In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets. ("FSP FAS 142-3")”. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R), and other U.S. generally accepted accounting principles. The provisions of FSP FAS 142-3 are effective for the fiscal year beginning September 1, 2009, early adoption is prohibited. The Company is currently evaluating the impact of the provisions of FSP FAS 142-3..

NOTE 2 - COMMITMENTS:

a.
On May 1, 2008, the Company entered into a consulting agreement with a third party (“the Consultant”) for a period of twelve months, pursuant to which the Consultant will assist the Company’s efforts to complete the FDA approval process for its oral insulin capsule. On October 3, 2008 the Company and the Consultant agreed to amend the agreement effective July 1, 2008. The Consultant is entitled to a fixed monthly fee of $16,666 (for the period from May 1, 2008 through June 30, 2008 the monthly fee was $8,333) and reimbursement of pre-approved out of pocket expenses.

b.
On September 8, 2008, the Company entered into Clinical Research agreement with ETI Karle Clinical Pvt. Ltd. (“ETI”), pursuant to the agreement ETI will be conducting clinical trials for the Company in India. In consideration for the services provided under the agreement ETI will be entitled to an estimated cash compensation of $227,604.

ORAMED PHARMACEUTICULS, Inc.
 (A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 3 - STOCK BASED COMPENSATION:

The following are stock issued for services, stock options and warrants transactions made during the three months ended November 30, 2008:

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

b.
On October 12, 2008, 828,000 options were granted to an employee of our Subsidiary, at an exercise price of $0.47 per share (equivalent to the traded market price on the date of grant), the options vest in three equal annual instalments commencing on November 1, 2009 and expire on July 11, 2018. The fair value of these options on the date of grant was $330,699, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 113%; risk-free interest rates of 3.27%; and the remaining contractual life of 6.00 years.

c.
On October 12, 2008, 56,000 options were granted to an employee of our Subsidiary, at an exercise price of $0.47 per share (equivalent to the traded market price on the date of grant), the options vest in two equal annual instalments commencing on May 1, 2009 and expire on July 11, 2018. The fair value of these options on the date of grant was $21,988, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 113%; risk-free interest rates of 2.77%; and the remaining contractual life of 5.67 years.

The Company recognized $101,647 of expense during the three months ended November 30, 2008 related to options granted, of which $75,407 relates to options granted in prior years.

ORAMED PHARMACEUTICULS, Inc.
 (A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 4 - FAIR VALUE:

On September 1, 2008, the Company adopted the methods of fair value as described in SFAS No. 157 (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure about fair value measurements to value its financial assets and liabilities. As defined in SFAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described as follows:

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The adoption of SFAS 157 did not have a material impact on the Company’s results of operations and financial condition as the Company does not have any financial assets and liabilities measured at fair value on a recurring basis subject to the requirements of SFAS 157.

NOTE 5 – SUBSEQUENT EVENTS:

a.
On January 7, 2009, the Company entered into an agreement with Hadasit (the “Second Agreement”) to provide for the closing referenced in the First Agreement. In the Second Agreement, Hadasit confirms that it has conveyed, transferred and assigned all of its ownership rights in the patents acquired under the First Agreement and certain other patents filed by the Company after the First Agreement as a result of the collaboration between the Company and Hadasit (the “Patents”).  Hadasit further acknowledges that the 4,141,532 shares of common stock issued to Hadasit by the Company in connection with the First Agreement constitute complete compensation for the Patents.

b.
On January 11, 2009, an aggregate of 300,000 options were granted to three Scientific Advisory Board members at an exercise price of $0.76 per share. The options vest in four equal quarterly installments commencing on April 1, 2009 and will expire on January 10, 2019.

c.
On January 11, 2009, 150,000 options were granted to an employee of the subsidiary at an exercise price of $0.43 per share. The options vest in three equal annual installments commencing on January 1, 2010 and will expire on January 10, 2019.

d.
On January 11, 2009, an aggregate of 600,000 options were granted to two Board of Directors members at an exercise price of $0.43 per share. The options vest in three equal annual installments commencing on January 1, 2010 and will expire on January 10, 2019.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On March 8, 2006, the Company executed an agreement with Hadasit Medical Services and Development Ltd. to acquire provisional patent application No. 60/718716 and related intellectual property (the “First Agreement”).  The provisional patent application No. 60/718716 relates to a method of preparing insulin so that it may be taken orally to be used in the treatment for the treatment of individuals with diabetes.   Effective April 10, 2006, the Company changed its name from “Integrated Security Technologies, Inc.” to “Oramed Pharmaceuticals Inc.”  Based on provisional patent application No. 60/718716, the Company filed a patent application under the Patent Cooperation Treaty at the Israel Patent Office for “Methods and Compositions for Oral Administration of Proteins” on August 31, 2006.

On January 7, 2009, the Company entered into an agreement with Hadasit (the “Second Agreement”) to provide for the closing referenced in the First Agreement. In the Second Agreement, Hadasit confirms that it has conveyed, transferred and assigned all of its ownership rights in the patents acquired under the First Agreement and certain other patents filed by the Company after the First Agreement as a result of the collaboration between the Company and Hadasit (the “Patents”).  Hadasit further acknowledges that the 4,141,532 shares of common stock issued to Hadasit by the Company in connection with the First Agreement constitute complete compensation for the Patents.

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

During July 2008 we were granted approval by the Institutional Review Board Committee of Hadassah Medical Center in Jerusalem to conduct a non FDA approved Phase 2A study to evaluate the safety and efficacy of our oral insulin capsule (ORMD 0801) on Type I diabetic volunteers. On September 24, 2008, we announced the beginning of this trail. The results of the trial have not yet been published.

We plan on conducing two additional non FDA approved Phase 2B study to evaluate the safety and efficacy of our oral insulin capsule (ORMD 0801) on Type II diabetic volunteers, in South Africa and India. The trials are scheduled to commence in early 2009.

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

On October 23, 2008 we commenced a non FDA approved Phase 1A study to evaluate the safety and efficacy of our insulin suppository (ORMD 0802) on healthy volunteers, in South Africa. The results of the trial have not yet been published.

GLP1 Analog: On September 16, 2008 we announced the launch of pre-clinical trials of ORMD 0901, a GLP1-analog. The pre-clinical trials includes a dog trial which suggests that the GLP-1analog exenatide-4 when combined with Oramed’s absorption promoters is absorbed through the gastrointestinal tract and retains its biological activity.

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

Licensing: We have recently engaged in preliminary discussions with potential partners outside of the United States regarding their management of clinical trials of our oral insulin capsules. Such agreements could involve us granting exclusive commercialization rights and profit interests in our products derived from certain geographic areas outside the United States in exchange for payment of the costs of running such clinical trials now. These discussions are in a very early stage, however, and may not result in our being able to enter into any such partnerships.

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

Results of Operations

Going concern assumption

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have net losses for the period from inception (April 12, 2002) through November 30, 2008 of $8,436,250, as well as negative cash flow from operating activities. Based upon our existing spending commitments, estimated at $5.1 million for the twelve months following December 1, 2008, and our cash availability, we do not have sufficient cash resources to meet our liquidity requirements through November 30, 2009. Accordingly, these factors raise substantial doubt about our ability to continue as a going concern. Management is in the process of evaluating various financing alternatives as we will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

The financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

Critical accounting policies

Valuation of options and warrants: We granted options to purchase shares of our common stock to employees and consultants and issued warrants in connection with fundraising.

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

Regarding Oramed, Ltd., paragraph 9(f) of FAS 109, “Accounting for Income Taxes”, prohibits the recognition of deferred tax liabilities or assets that arise from differences between the financial reporting and tax bases of assets and liabilities that are measured from the local currency into dollars using historical exchange rates, and that result from changes in exchange rates or indexing for tax purposes. Consequently, the abovementioned differences were not reflected in the computation of deferred tax assets and liabilities.

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

The following table summarizes certain statements of operations data for the Company for the three month periods ended November 30, 2008 and 2007:

	Three months ended
Operating Data:	November 30, 2008	November 30, 2007

Research and development costs	$818,680	$95,674
General and administrative expenses	383,361	266,296
Financial (income) expense, net	(13,995)	(8,468)
Net loss for the period	$1,188,046	$353,502

Loss per common share – basic and diluted	$(0.02)	$(0.01)
Weighted average common shares outstanding	56,363,714	45,609,417

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

During the three months ended November 30, 2008 research and development expenses totaled $818,680, compared to $95,674 for the three months ended November 30, 2007. The increase is mainly attributable to increased clinical trials activities, materials and patent related costs. The research and development costs include stock based compensation costs, which during the three months ended November 30, 2008 totaled $35,962 as compared to $543 during the three months ended November 30, 2007.

General and administrative expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, traveling, business development costs, insurance expenses and other general costs.

For the three months ended November 30, 2008, general and administrative expenses totaled $383,361 compared to $266,296 for the three months ended November 30, 2007. Costs incurred related to general and administrative activities during the three months ended November 30, 2008 reflect an increase of payroll and related expenses, professional, legal and consulting expenses and an increase in general expenses such as office and maintenance expenses. During the three months ended November 30, 2008, as part of our general and administrative expenses, we incurred $65,685 related to stock options granted to employees and consultants, as compared to $82,009 during the three months ended November 30, 2007.

Financial income/expense, net

During the three months ended November 30, 2008 and 2007 we generated interest income on available cash and cash equivalents balance which were offset by bank charges.

Liquidity and Capital Resources

From inception through November 30, 2008, we incurred losses in an aggregate amount of $8,436,250. We have financed our operations through the private placements of equity and debt financing. Since inception through November 30, 2008, we raised a total of $8,308,785, net of transaction costs, through private placements of equity and debt financing. We anticipate that we will obtain additional financing through similar sources. As of November 30, 2008 we had $2,190,950 of available cash as well as $1,728,000 in short term interest bearing investments. The Company anticipates it will require approximately $5.1 million to finance its activities during the twelve months following December 1, 2008.

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

Our financing activities during the three months ended November 30, 2008 include the following:

•	On October 17, 2008, Oramed issued 203,904 shares of common stock valued at $152,928 to a third party, for services rendered in the prior year.

Employee's and Consultant’s Stock Options and Warrants

Employee and consultant stock options grants and warrant issuance activities for the three months ending November 30, 2008 include the following:

•
On October 12, 2008 we granted options under the 2008 Stock Incentive Plan to purchase up to 828,000 shares of our common stock at an exercise price of $0.47 to Chaime Orlev our Chief Financial Officer.

•	On October 12, 2008 we granted options under the 2008 Stock Incentive Plan to purchase up to 56,000 shares of our common stock at an exercise price of $0.47 to an employee of our subsidiary.
•
On January 11, 2009 we granted options under the 2008 Stock Incentive Plan to purchase up to 100,000 shares of our common stock at an exercise price of $0.76 to each of Dr. Nir Barzilai, Prof. Ele Ferrannini and Dr. Derek LeRoith, three members of our Scientific Advisory Board.

•	On January 11, 2009 we granted options under the 2008 Stock Incentive Plan to purchase up to 150,000 shares of our common stock at an exercise price of $0.43 to an employee of our subsidiary.
•
On January 11, 2009 we granted options under the 2008 Stock Incentive Plan to purchase up to 300,000 shares of our common stock at an exercise price of $0.43 to each of Leonard Sank and Dr. Harold Jacob, two Board of Directors members.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Planned Expenditures

The estimated expenses referenced herein are in accordance with our business plan. Since our technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the twelve months beginning December 1, 2008 are as follows:

Operating Data:	Amount

Research and development costs	$3,650,000
General and administrative expenses	1,505,000
Financial income, net	(58,000)
Taxes on income	35,000
Total	$5,132,000

As previously indicated, we are planning to conduct further clinical studies as well as file an IND with the FDA for our orally ingested insulin. Our ability to proceed with these activities is dependent on several major factors including the ability to attract sufficient financing on terms acceptable to us.

Employment and Consulting Agreements

On May 1, 2008 we entered into a consulting agreement with a Dr. Ehud Arbit (“Dr. Arbit”) for a period of twelve months, pursuant to which Dr. Arbit will assist our efforts to complete the FDA approval process for its oral insulin capsule. Dr. Arbit is entitled to a fixed monthly fee of $8,333 effective from May 1, 2008, and reimbursement of pre-approved out of pocket expenses. On October 3, 2008, we amended the consulting agreement with Dr. Arbit. Pursuant to the amendment, Dr. Arbit will perform his work under the contract on a full time basis and his compensation will be $16,666 per month, effective as of July 1, 2008.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act of 1934, as amended and are not required to provide information under this item.

ITEM 4T - CONTROLS AND PROCEDURES

(a)       Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2008. Based on such review, our chief executive officer and chief financial officer have determined that in light of their conclusion with respect to the effectiveness of our internal control over our financial reporting as of such date, the weaknesses in controls and procedures described in our Form 10-KSB filed on November 26, 2008 continued this quarter and that the company did not have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of November 30, 2008 based on the framework for Internal Control-Integrated Framework set forth by The Committee of Sponsoring Organizations of the Treadway Commission. Due to the inherent limitations of our company, derived from our small size and the limited number of employees, management evaluation concluded that there is a material weakness with respect to segregation of duties that may not provide reasonable assurance regarding the reliability of internal control over financial reporting and may not prevent or detect misstatements. Specifically, our CFO serves as our only qualified internal accounting and financial reporting personnel and as such performs all accounting and financial reporting  functions without the benefit of independent checks, confirmations or backup other than bookkeeping functions performed by an outside accounting firm. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 Based on this evaluation, our management concluded that there is no reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that the Company’s internal controls over financial reporting were not effective as of November 30, 2008.

 As previously reported in our Form 10-KSB filed on November 26, 2008, during the quarter ended November 30, 2008, management, including our principal executive officer and principal financial officer, has started an extensive process, of documenting all major procedures related to the financial reporting, in order to strengthen our internal controls over financial reporting in order to reasonably ensure that reliability of financial reporting and the preparation of financial statements.

 This management report on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities of that Section.

To improve our internal control over financial reporting, in the fourth quarter of our fiscal year 2008, we began to develop a comprehensive program designed to strengthen our internal controls over financial reporting.  Among other things, the program provides for the engagement of an outside consulting accounting firm (separate from our independent auditing firm) to review the Company’s financial reports on a quarterly basis and the implementation of an improved documentation system underlying financial reports. We continue to progress with the development of this program, although it has not yet been implemented.

 This management report on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities of that Section.

(c)       There were no changes in our internal controls over financial reporting identified in connection with the evaluation thereof that occurred during the quarter ended November 30, 2008 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Except as previously disclosed, we know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation.

ITEM 6 - EXHIBITS

Number	Exhibit
(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on November 29, 2002).

3.2	Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 10, 2006).

3.3	Articles of Merger filed with the Nevada Secretary of State on March 29, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 10, 2006).

(4)	Instruments defining rights of security holders, including indentures

4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on November 29, 2002).

4.2	Form of warrant certificate (incorporated by reference from our current report on Form 8-K filed on June 18, 2007)

(10)	Material Contracts

10.1	Agreement between our company and Hadasit Medical Services and Development Ltd. dated February 17, 2006 (incorporated by reference from our current report on Form 8-K filed February 17, 2006)

10.2*	Agreement between our company and Hadasit Medical Services and Development Ltd. dated January 7, 2009

10.3	Consulting Agreement, dated May 1, 2008, between Oramed Pharmaceuticals Inc. and Dr. Ehud Arbit (incorporated by reference from our annual report on Form 10-KSB filed November 26, 2008)

10.4
Amended and Restated Consulting Agreement, dated as of May 1, 2008, between Oramed Pharmaceuticals Inc. and Dr. Ehud Arbit (incorporated by reference from our annual report on Form 10-KSB filed November 26, 2008)

10.5
Amended to Consulting Agreement, dated as of October 3, 2008, between Oramed Pharmaceuticals Inc. and Dr. Ehud Arbit (incorporated by reference from our annual report on Form 10-KSB filed November 26, 2008)

(31)	Section 302 Certification

31.1 *	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification Statement of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification

32.1 *	Certification Statement of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

32.2 *	Certification Statement of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ORAMED PHARMACEUTICALS INC. Registrant

Date: January 13, 2009	By:	/s/ Nadav Kidron
Nadav Kidron
President, Chief Executive Officer and Director

Date: January 13, 2009	By:	/s/ Chaime Orlev
Chaime Orlev
Chief Financial Officer