Form 10-Q
period 2009-05-31
ORAMED PHARMACEUTICALS INC.
filed 2009-07-13
CIK 1176309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 56,456,710 shares issued and outstanding as of July 10, 2009.

ORAMED PHARMACEUTICALS INC.

FORM 10-QSB

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.
 (A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2009

ORAMED PHARMACEUTICALS INC.
 (A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2009

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Balance sheets	3
Statements of operations	4
Statements of changes in stockholders’ equity	5
Statements of cash flows	6
Notes to financial statements	7-12

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars

	May 31,	August 31,
	2009	2008
	Unaudited	Audited
Assets

CURRENT ASSETS:
Cash and cash equivalents	$3,217,986	$2,267,320
Short term investments	-	2,728,000
Prepaid expenses and other current assets	35,048	402,574
Total current assets	3,253,034	5,397,894

LONG TERM DEPOSITS	14,382	10,824
PROPERTY AND EQUIPMENT, net	79,646	98,296
Total assets	$3,347,062	$5,507,014

Liabilities and stockholders' equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$427,776	$866,702
Account payable with former shareholder	47,252	47,252
Total current liabilities	475,028	913,954

COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock of $ 0.001 par value - Authorized: 200,000,000 shares at May 31, 2009 and August 31, 2008; Issued and outstanding: 56,456,710 at May 31, 2009 and 56,252,806 shares at August 31, 2008, respectively	56,456	56,252
Additional paid-in capital	12,423,370	11,785,012
Deficit accumulated during the development stage	(9,607,792)	(7,248,204)
Total stockholders' equity	2,872,034	4,593,060
Total liabilities and stockholders' equity	$3,347,062	$5,507,014

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
U.S. dollars

					Period
					from April
					12, 2002
					(inception)
	Nine months ended		Three months ended		through
	May 31,	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008	2009
	Unaudited

RESEARCH AND DEVELOPMENT EXPENSES	$1,448,466	$655,934	$374,097	$464,119	$5,036,300
IMPAIRMENT OF INVESTMENT					434,876
GENERAL AND ADMINISTRATIVE EXPENSES	931,861	913,950	157,711	381,697	3,962,319
OPERATING LOSS	2,380,327	1,569,884	531,808	845,816	9,433,495
INTEREST INCOME	(38,950)	(67,040)	(18,518)	(25,346)	(146,724)
INTEREST EXPENSE	18,211	6,034		1,051	158,857
LOSS BEFORE TAXES ON INCOME	2,359,588	1,508,878	513,290	821,521	9,445,628
TAXES ON INCOME	-	-	-	-	162,164
NET LOSS FOR THE PERIOD	$2,359,588	$1,508,878	$513,290	$821,521	$9,607,792
BASIC AND DILUTED LOSS PER COMMON SHARE	$0.04	$0.03	$0.01	$0.02
WEIGHTED AVERAGE NUMBER OF COMMON STOCK USED IN COMPUTING BASIC AND DILUTED LOSS PER COMMON STOCK	56,546,323	47,041,387	56,802,562	47,059,078

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
 (A development stage company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. dollars

				Deficit
				accumulated
			Additional	during the	Total
	Common Stock		paid-in	development	stockholders'
	Shares	$	capital	stage	equity
BALANCE AS OF APRIL 12, 2002 (inception)	34,828,200	$34,828	$18,872		$53,700
CHANGES DURING THE PERIOD FROM APRIL 12, 2002 THROUGH AUGUST 31, 2007 (audited):
SHARES CANCELLED	(19,800,000)	(19,800)	19,800		-
SHARES ISSUED FOR INVESTMENT IN ISTI-NJ	1,144,410	1,144	433,732		434,876
SHARES ISSUED FOR OFFERING COSTS	1,752,941	1,753	(1,753)		-
SHARES ISSUED FOR CASH	27,181,228	27,181	2,095,800		2,122,981
SHARES ISSUED FOR SERVICES	125,000	125	98,625		98,750
CONTRIBUTIONS TO PAID IN CAPITAL			18,991		18,991
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS			1,968,547		1,968,547
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS			177,782		177,782
DISCOUNT ON CONVERTIBLE NOTE RELATED TO BENEFICIAL CONVERSION FEATURE			108,000		108,000
COMPREHENSIVE LOSS				(16)	(16)
IMPUTED INTEREST			8,437		8,437
NET LOSS				(4,478,917)	(4,478,917)
BALANCE AS OF AUGUST 31, 2007 (audited)	45,231,779	45,231	4,946,833	(4,478,933)	513,131
RECEIPTS ON ACCOUNT OF SHARES AND WARRANTS			6,061		6,061
SHARES ISSUED FOR CONVERSION OF CONVERTIBLE NOTE	550,000	550	274,450		275,000
SHARES AND WARRANTS ISSUED FOR CASH – NET OF ISSUANCE EXPENSES	10,178,002	10,178	5,774,622		5,784,800
SHARES ISSUED FOR SERVICES	293,025	293	115,817		116,110
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS			459,467		459,467
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS			203,982		203,982
IMPUTED INTEREST			3,780		3,780
NET LOSS				(2,769,271)	(2,769,271)
BALANCE AS OF AUGUST 31, 2008 (audited)	56,252,806	56,252	11,785,012	(7,248,204)	4,593,060
SHARES ISSUED FOR SERVICES	203,904	204	152,724		152,928
SHARES TO BE ISSUED FOR SERVICES RENDERED			109,590		109,590
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS			295,230		295,230
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS			77,980		77,980
IMPUTED INTEREST			2,834		2,834
NET LOSS				(2,359,588)	(2,359,588)
BALANCE AS OF MAY 31, 2009 (unaudited)	56,456,710	$56,456	$12,423,370	$(9,607,792)	$2,872,034

The accompanying notes are an integral part of the consolidated financial statements

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars

	Nine months ended		Period from April 12, 2002 (inception date) through
	May 31,	May 31,	May 31,
	2009	2008	2009
	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,359,588)	$(1,508,878)	$(9,607,792)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	22,760	7,078	38,214
Amortization of debt discount	-		108,000
Exchange differences on long term deposits	1,110	707	(532)
Stock based compensation	373,210	246,679	3,182,988
Common stock issued for services	-	172,101	214,860
Impairment of investment	-	-	434,876
Imputed interest	2,834	2,835	15,051
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	367,526	(50,033)	(35,048)
Accounts payable and accrued expenses	(176,408)	(74,414)	690,294
Total net cash used in operating activities	(1,768,556)	(1,203,925)	(4,959,089)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,110)	(98,415)	(117,860)
Acquisition of short-term investments	-	-	(2,728,000)
Proceeds from sale of Short term investments	2,728,000	-	2,728,000
Lease deposits	(4,668)	(1,558)	(13,850)
Total net cash provided by (used in) investing activities	2,719,222	(99,973)	(131,710)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stocks and warrants - net of issuance expenses	-	2,044,986	7,967,542
Proceeds from convertible notes	-	-	275,000
Proceeds from short term note payable	-	-	120,000
Payments of short term note payable	-	-	(120,000)
Shareholder advances	-	-	66,243
Net cash provided by financing activities	-	2,044,986	8,308,785

INCREASE IN CASH AND CASH EQUIVALENTS	950,666	741,088	3,217,986
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,267,320	1,918,229
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,217,986	$2,659,317	$3,217,986

Non cash investing and financing activities:
Shares issued for offering costs			$1,753
Contribution to paid in capital			$18,991
Stock issued for receipts on account of shares issuance		$1,036,060
Shares issued for services rendered	$152,928	$172,101
Shares to be issued for services rendered	$109,590		$109,590
Receipts on account of shares issuance - reclassified from liability to shareholder's equity		$4,000

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICULS INC.
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

a.	General:

1.
Oramed Pharmaceuticals Inc. (the “Company”) was incorporated on April 12, 2002, under the laws of the State of Nevada. From incorporation until March 3, 2006, the Company was an exploration stage company engaged in the acquisition and exploration of mineral properties. On March 8, 2006, the Company entered into an agreement with Hadasit Medical Services and Development Ltd (“Hadasit”) (the “First Agreement”) to acquire the provisional patent related to orally ingestible insulin pill to be used for the treatment of individuals with diabetes, see also note 5.

The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

On May 14, 2007, the Company incorporated a wholly-owned subsidiary in Israel, Oramed Ltd. ("the Subsidiary"), which is engaged in research and development.

2.
The accompanying unaudited interim consolidated financial statements as of May 31, 2009 and for the nine and three months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended May 31, 2009, are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.

3.	Going concern considerations

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (April 12, 2002) through May 31, 2009 of $9,607,792, as well as negative cash flow from operating activities. Presently, the Company does not have sufficient cash resources to meet its requirements in the twelve months following June 1, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of evaluating various financing alternatives as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that the Company will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

b.
On April 22, 2009, our subsidiary entered into a consulting service agreement with ADRES Advanced Regulatory Services Ltd. (“ADRES”) pursuant to which ADRES will provide consulting services relating to quality assurance and regulatory processes and procedures in order to assist the Subsidiary in submission of a U.S. IND according to FDA regulations. In consideration for the services provided under the agreement, ADRES will be entitled to a total cash compensation of $211,000, of which the amount $110,000 will be paid as a monthly fixed fee of $10,000 each month for 11 months commencing May 2009, and the remaining $101,000 will be paid based on achievement of certain milestones.

NOTE 3 - STOCK BASED COMPENSATION:

The following are stock issued for services, stock options and warrants transactions made during the nine months ended May 31, 2009:

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
As of May 31, 2009 Swiss was entitled to receive 365,300 shares of the Company for services provided, in the amount of $109,590.

b.
On October 12, 2008, 828,000 options were granted to an employee of our Subsidiary, at an exercise price of $0.47 per share (equivalent to the traded market price on the date of grant). The options vest in three equal annual instalments commencing on November 1, 2009 and expire on October 11, 2018. The fair value of these options on the date of grant was $330,699, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 113%; risk-free interest rates of 3.27%; and the remaining contractual life of 6.00 years. On March 31, 2009 the employee ended his services with the Company and the options were forfeited before they had vested. The Company recognized an expense of $71,406 during the six months ended February 28, 2009 and reverse that expense in the three months ended May 31, 2009.

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

d.
On January 11, 2009, an aggregate of 600,000 options were granted to two Board of Directors members and 150,000 options were granted to an employee of our Subsidiary. All 750,000 options were granted at an exercise price of $0.43 per share (equivalent to the traded market price on the date of grant). The options vest in three equal annual instalments commencing on January 1, 2010 and expire on January 10, 2019. The fair value of these options on the date of grant was $285,028, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 126%; risk-free interest rates of 1.51%; and the remaining contractual life of 6.00 years. On May 31, 2009 such employee left the Company and the options were forfeited before they had vested. The Company recognized an expense of $4,354 during the six months ended February 28, 2009 and reverse that expense in the three months ended May 31, 2009.

e.
On January 11, 2009, an aggregate of 300,000 options were granted to three Scientific Advisory Board members, at an exercise price of $0.76 per share (higher than the traded market price on the date of grant). The options vest in four equal quarterly instalments commencing on April 1, 2009 and expire on January 10, 2019. The fair value of the vested options was $21,090 and the fair value of the unvested options as of May 31, 2009 was $91,684, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 128%; risk-free interest rates of 3.47%; and the remaining contractual life of 9.62 years.

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

NOTE 5 - RELATED PARTIES TRANSACTIONS

Under the terms of the First Agreement with Hadasit (note 1a(1) above), the Company retained Hadasit to provide consulting and clinical trial services. As remuneration for the services provided under the agreement, Hadasit is entitled to $200,000, of which $199,255 was paid through May 31, 2009. The primary researcher for Hadasit is Dr. Miriam Kidron, a director and officer of the Company. The funds paid to Hadasit under the agreement are deposited by Hadasit into a research fund managed by Dr. Kidron. Pursuant to the general policy of Hadasit with respect to its research funds, Dr. Kidron receives from Hadasit a management fee in the amount of 10% of all the funds deposited into this research fund.

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

See also note 6(b) for information regarding a third agreement with Hadasit.

ORAMED PHARMACEUTICULS INC.
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 6 - SUBSEQUENT EVENTS:

a.
On June 3, 2009, 400,000 options were granted to an employee of our Subsidiary, at an exercise price of $0.47 per share (equivalent to the traded market price on the date of grant). The options vest in three annual installments of 133,333, 133,333 and 133,334 on October 19, 2010, October 19, 2011 and October 19, 2012, respectively, and expire on October 19, 2019. The fair value of these options on the date of grant was $170,193, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 130%; risk-free interest rates of 3.16%; and the remaining contractual life of 6.19 years.

b.
On July 8, 2009 the Company entered into a third agreement with Hadasit, Prof. Itamar Raz and Dr. Miriam Kidron ("the Third Agreement"), to provide consulting and clinical trial services. According to the Third Agreement, Hadasit will be entitled to a total consideration of $400,000 to be paid by Oramed. $200,000 of this amount was agreed in the terms of the First Agreement, see note 5, and the remaining of $200,725 will be paid in ten equal quarterly instalments commencing May 2009, in accordance with the actual progress of the study.

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

For information regarding the third agreement with Hadasit see "Related Party Transactions" below.

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

In May 2009 we commenced a non-FDA approved Phase 2B study in South Africa to evaluate the safety, tolerability and efficacy of our oral insulin capsule (ORMD 0801) on Type II diabetic volunteers. We also consider whether and when to conduct an additional non-FDA approved Phase 2B study in India.

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

Results of Operations

Going concern assumption

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have net losses for the period from inception (April 12, 2002) through May 31, 2009 of $9,607,792, as well as negative cash flow from operating activities. Based upon our existing spending commitments, estimated at $4.7 million for the twelve months following June 1, 2009, and our cash availability, we do not have sufficient cash resources to meet our liquidity requirements through May 31 2010. The ongoing global economic and credit crisis makes it more difficult for the Company to raise financing. Accordingly, these factors raise substantial doubt about our ability to continue as a going concern. Management is in the process of evaluating various financing alternatives as we will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

The following table summarizes certain statements of operations data for the Company for the nine month periods ended May 31, 2009 and May 31, 2008:

	Nine months ended		Three months ended
Operating Data:	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008

Research and development costs	$1,448,466	$655,934	$374,097	$464,119
General and administrative expenses	931,861	913,950	157,711	381,697
Financial (income) expense, net	(20,739)	(61,006)	(18,518)	(24,295)
Loss before taxes on income	2,359,588	1,508,878	513,290	821,521

Loss per common share – basic and diluted	$0.04	$0.03	$0.01	$0.02
Weighted average common shares outstanding	56,546,323	46,041,387	56,802,562	47,059,078

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

During the nine months ended May 31, 2009, research and development expenses totaled $1,448,466, compared to $655,934 for the nine months ended May 31, 2008. The increase is mainly attributable to increased purchase of materials, clinical trials activities and patent related costs. The research and development costs include stock based compensation costs, which during the nine months ended May 31, 2009 totaled $192,076, as compared to $80,183 during the nine months ended May 31, 2008.

The decrease in research and development expenses during the three months ended May 31, 2009 as compared to the three months ended May 31, 2008 is attributable to a charge related to consulting expenses of $170,000 with a regulatory consultant that was incurred in April 2008.

General and administrative expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, traveling, business development costs, insurance expenses and other general costs.

For the nine months ended May 31, 2009, general and administrative expenses totaled $931,861, compared to $913,950 for the nine months ended May 31, 2008. Costs incurred related to general and administrative activities during the nine months ended May 31, 2009 reflect an increase of payroll and related expenses, professional, legal and consulting expenses and an increase in general expenses such as office and maintenance expenses. During the nine months ended May 31, 2009, as part of our general and administrative expenses, we incurred $181,134 related to stock options granted to employees and consultants, as compared to $166,556 during the nine months May 31, 2008.

The decrease in general and administrative expenses during the three months ended May 31, 2009 as compared to the three months ended May 31, 2008 is mainly attributable to extraordinary legal and accounting expenses, that were incurred during the three months ended May 31, 2008 and related to replacing both legal and accounting services providers. Another cause to the said decrease is derived from a decrease in stock based compensation costs.

Financial income/expense, net

During the nine months ended May 31, 2009 and May 31, 2008, we generated interest income on available cash and cash equivalents balance, which were offset by bank charges as well as a devaluation of assets denominated in New Israeli Shekel (NIS), due to the devaluation of the NIS as compared to the US$.

The decrease in the interest income for the nine and three months period ending May 31, 2009 as compared with the corresponding periods in the preceding year is attributable to the decrease in interest rates in both the United States and the state of Israel, due to the current global financial crises.

Liquidity and Capital Resources

From inception through May 31, 2009, we incurred losses in an aggregate amount of $9,607,792. We have financed our operations through the private placements of equity and debt financing. Since inception through May 31, 2009, we raised a total of $8,308,785, net of transaction costs, through private placements of equity and debt financing. We anticipate that we will obtain additional financing through similar sources. As of May 31, 2009, we had $3,217,986 of available cash. The Company anticipates it will require approximately $4.7 million to finance its activities during the twelve months following June 1, 2009.

Management is in the process of evaluating various financing alternatives, as we will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity or though arrangements to out license our technology. Although there is no assurance that we will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

Our financing activities during the nine months ended May 31, 2009 include the following:

•	On October 17, 2008, Oramed issued 203,904 shares of common stock valued at $152,928 to a third party, for services rendered in the prior year.

Employee's and Consultant’s Stock Options and Warrants

Employee and consultant stock options grants and warrant issuance activities for the nine months ending May 31, 2009 include the following:

•
On October 12, 2008, we granted options under the 2008 Stock Incentive Plan to purchase up to 828,000 shares of our common stock at an exercise price of $0.47 to Chaime Orlev our Chief Financial Officer. On March 31, 2009 Mr. Orlev ended his services with the Company and the options were forfeited before they had vested.

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

•
On January 11, 2009, we granted options under the 2008 Stock Incentive Plan to purchase up to 150,000 shares of our common stock at an exercise price of $0.43 to an employee of our subsidiary. In May 2009 such employee left the Company and the options were forfeited before they had vested

•
On January 11, 2009, we granted options under the 2008 Stock Incentive Plan to purchase up to 300,000 shares of our common stock at an exercise price of $0.43 to each of Leonard Sank and Dr. Harold Jacob, two members of our Board of Directors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Planned Expenditures

The estimated expenses referenced herein are in accordance with our business plan. Since our technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the twelve months beginning June 1, 2008 are as follows:

Operating Data:	Amount

Research and development costs	$3,500,000
General and administrative expenses	1,200,000
Financial income, net	(11,000)
Total	$4,692,000

As previously indicated, we are planning to conduct further clinical studies as well as file an IND with the FDA for our orally ingested insulin. Our ability to proceed with these activities is dependent on several major factors including the ability to attract sufficient financing on terms acceptable to us.

Employment and Consulting Agreements

On May 1, 2008, we entered into a consulting agreement with a Dr. Ehud Arbit for a period of twelve months, pursuant to which Dr. Arbit will assist our efforts to complete the FDA approval process for its oral insulin capsule. Dr. Arbit is entitled to a fixed monthly fee of $8,333 effective from May 1, 2008, and reimbursement of pre-approved out-of-pocket expenses. On October 3, 2008, we amended the consulting agreement with Dr. Arbit. Pursuant to the amendment, Dr. Arbit will perform his work under the contract on a full-time basis and his compensation will be $16,666 per month, effective as of July 1, 2008. On June 18, 2009, the Company and Dr. Arbit agreed on a second amendment to the agreement, according to which, Dr. Arbit will be entitled to a monthly fee of $7,000 for a period of three months commencing May 1, 2009.

On April 19, 2009 we entered into an employment agreement with Yifat Zommer (the “Employment Agreement”), pursuant to which Ms. Zommer was appointed as Chief Financial Officer (“CFO”), Treasurer and Secretary of Oramed. Ms. Zommer’s responsibilities include oversight of Oramed’s financial reporting and controls and she will be employed on a part-time basis of 80%. The employment agreement provides that for the period through October 19, 2009, Ms. Zommer will be compensated a gross monthly amount of NIS 17,600. Beginning on October 20, 2009 and continuing until the employment agreement is terminated by either party pursuant to the employment agreement, Ms. Zommer's monthly gross salary compensation will be increased by 10%. Ms. Zommer has also agreed that during the term of her employment with Oramed and for a 12 month period thereafter, she will not compete with Oramed nor solicit employees of Oramed. On April 19, 2009, Oramed and Ms. Zommer also entered into an indemnification agreement, pursuant to which Oramed agrees to indemnify Ms. Zommer for any liability she may incur by reason of the fact that she serves as Oramed’s CFO, to the maximum extent permitted by law. On June 3, 2009, we granted options under the 2008 Stock Incentive Plan to purchase up to 400,000 shares of our common stock at an exercise price of $0.47 to Ms. Zommer.

On April 22, 2009, the Company entered into a consulting service agreement with ADRES Advanced Regulatory Services Ltd. (“ADRES”) pursuant to which ADRES will provide consulting services relating to quality assurance and regulatory processes and procedures in order to assist the Company in submission of a U.S. IND according to FDA regulations. In consideration for the services provided under the agreement, ADRES will be entitled to a total cash compensation of $211,000. A part of $110,000 will be paid as a monthly fixed fee of $10,000 for 11 months commencing May 2009, and rest will be paid based on achievement of certain milestones.

Related Party Transactions

Under the terms of the First Agreement with Hadasit, the Company retained Hadasit to provide consulting and clinical trial services. As remuneration for the services provided under the agreement, Hadasit is entitled to $200,000, of which $199,255 was paid through May 31, 2009. The primary researcher for Hadasit is Dr. Miriam Kidron, a director and officer of the Company. The funds paid to Hadasit under the agreement are deposited by Hadasit into a research fund managed by Dr. Kidron. Pursuant to the general policy of Hadasit with respect to its research funds, Dr. Kidron receives from Hadasit a management fee in the amount of 10% of all the funds deposited into this research fund.

On July 8, 2009 the Company entered into an agreement with Hadasit, Prof. Itamar Raz and Dr. Miriam Kidron (the “Third Agreement”), to provide consulting and clinical trial services. According to the Third agreement, Hadasit will be entitled to a total consideration of $400,000 to be paid by Oramed. $200,000 of this amount was agreed in the terms of the First Agreement, and the remaining of $200,725 will be paid in ten equal quarterly instalments commencing May 2009, in accordance with the actual progress of the study.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T - CONTROLS AND PROCEDURES

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2009. Based on such review, our chief executive officer and chief financial officer have determined that in light of their conclusion with respect to the effectiveness of our internal control over our financial reporting as of such date, the weaknesses in controls and procedures described in our Form 10-KSB filed on November 26, 2008 continued this quarter and that the company did not have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of May 31, 2009 based on the framework for Internal Control-Integrated Framework set forth by The Committee of Sponsoring Organizations of the Treadway Commission. Due to the inherent limitations of our company, derived from our small size and the limited number of employees, management evaluation concluded that there is a material weakness with respect to segregation of duties that may not provide reasonable assurance regarding the reliability of internal control over financial reporting and may not prevent or detect misstatements. Specifically, our CFO serves as our only qualified internal accounting and financial reporting personnel and as such performs all accounting and financial reporting functions without the benefit of independent checks, confirmations or backup other than bookkeeping functions performed by an outside accounting firm. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 Based on this evaluation, our management concluded that there is no reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that the Company’s internal controls over financial reporting were not effective as of May 31, 2009.

 As previously reported in our Form 10-KSB filed on November 26, 2008, during the nine month ended May 31, 2009, management, including our principal executive officer and principal financial officer, has started an extensive process of documenting all major procedures related to the financial reporting, in order to strengthen our internal controls over financial reporting in order to reasonably ensure that reliability of financial reporting and the preparation of financial statements.

 This management report on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities of that Section.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation thereof that occurred during the quarter ended May 31, 2009 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

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

10.6	Amended and Restated to Consulting Agreement, dated as of June 18, 2009, between Oramed Pharmaceuticals Inc. and Dr. Ehud Arbit.

10.7	Employment Agreement, dated as of April 19, 2009, by and between Oramed Ltd. and Yifat Zommer (incorporated by reference from our current report on Form 8-K filed on April 22, 2009).

10.8	Indemnification Agreement, dated as of April 19, 2009, by and between Oramed Ltd. and Yifat Zommer (incorporated by reference from our current report on Form 8-K filed on April 22, 2009).

10.9	Agreement dated April 22, 2009, between Oramed Ltd. and ADRES Advanced Regulatory Services Ltd. (incorporated by reference from our current report on Form 8-K filed April 22, 2009).

10.10	Agreement dated July 8, 2009, between our company and Hadasit Medical Services and Development Ltd. (incorporated by reference from our current report on Form 8-K filed July 9, 2009).

(31)	Section 302 Certification

31.1 *	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification Statement of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification

32.1 *	Certification Statement of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

32.2 *	Certification Statement of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORAMED PHARMACEUTICALS INC. Registrant

Date: July 13, 2009	By:	/s/ Nadav Kidron
Nadav Kidron
President, Chief Executive Officer and Director

Date: July 13, 2009	By:	/s/ Yifat Zommer
Yifat Zommer
Chief Financial Officer