Form 10-Q
period 2010-02-28
ORAMED PHARMACEUTICALS INC.
filed 2010-04-12
CIK 1176309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 57,454,707 shares issued and outstanding as of April 11, 2010.

ORAMED PHARMACEUTICALS INC.

FORM 10-QSB

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.
 (A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2010

ORAMED PHARMACEUTICALS INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2010

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Balance sheets	3
Statements of operations	4
Statements of changes in stockholders’ equity	5
Statements of cash flows	6
Notes to financial statements	7-11

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars

	February 28,	August 31,
	2010	2009
	Unaudited	Audited
Assets

CURRENT ASSETS:
Cash and cash equivalents	$724,706	$1,716,866
Short term investments	1,400,000	1,000,000
Restricted cash	16,000	16,000
Accounts receivable - other	34,063	36,939
Prepaid expenses	102,411	4,119
Grants receivable from the Office of the Chief Scientist	179,132	400,405
Total current assets	2,456,312	3,174,329

LONG TERM DEPOSITS	11,814	12,161
PROPERTY AND EQUIPMENT, net	59,605	75,361
Total assets	$2,527,731	$3,261,851

Liabilities and stockholders' equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$235,135	$321,344
Account payable with former shareholder	47,252	47,252
Total current liabilities	282,387	368,596

PROVISION FOR UNCERTAIN TAX POSITION	147,063	147,063

COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock of $ 0.001 par value - Authorized: 200,000,000 shares at February 28, 2010 and August 31, 2009; Issued and outstanding: 57,454,707 at February 28, 2010 and 56,456,710 shares at August 31, 2009, respectively	57,454	56,456
Additional paid-in capital	13,054,509	12,698,414
Deficit accumulated during the development stage	(11,013,682)	(10,008,678)
Total stockholders' equity	2,098,281	2,746,192
Total liabilities and stockholders' equity	$2,527,731	$3,261,851

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
U.S. dollars

					Period
					from April
					12, 2002
					(inception)
	Six months ended		Three months ended		through
	February 28,	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009	2010
	Unaudited

RESEARCH AND DEVELOPMENT EXPENSES	$486,782	$1,113,146	$169,237	$274,970	$5,631,641
IMPAIRMENT OF INVESTMENT					434,876
GENERAL AND ADMINISTRATIVE EXPENSES	522,619	735,373	222,663	371,508	4,780,170
OPERATING LOSS	1,009,401	1,848,519	391,900	646,478	10,846,687
FINANCIAL INCOME	(10,916)	(30,700)	(2,543)	(8,556)	(147,024)
FINANCIAL EXPENSE	6,519	28,479	2,854	20,330	154,452
LOSS BEFORE TAXES ON INCOME	1,005,004	1,846,298	392,211	658,252	10,854,115
TAXES ON INCOME	-	-	-	-	159,567
NET LOSS FOR THE PERIOD	$1,005,004	$1,846,298	$392,211	$658,252	$11,013,682
BASIC AND DILUTED LOSS PER COMMON SHARE	$0.02	$0.03	$0.01	$0.01
WEIGHTED AVERAGE NUMBER OF COMMON STOCK USED IN COMPUTING BASIC AND DILUTED LOSS PER COMMON STOCK	57,289,266	56,416,080	57,422,484	56,469,027

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. dollars

				Deficit
				accumulated
			Additional	during the	Total
	Common Stock		paid-in	development	stockholders'
	Shares	$	capital	stage	equity
BALANCE AS OF APRIL 12, 2002 (inception)	34,828,200	$34,828	$18,872		$53,700
CHANGES DURING THE PERIOD FROM APRIL 12, 2002 THROUGH AUGUST 31, 2008 (audited):
SHARES CANCELLED	(19,800,000)	(19,800)	19,800		-
SHARES ISSUED FOR INVESTMENT IN ISTI-NJ	1,144,410	1,144	433,732		434,876
SHARES ISSUED FOR OFFERING COSTS	1,752,941	1,753	(1,753)		-
SHARES ISSUED FOR CASH– NET OF ISSUANCE EXPENSES	37,359,230	37,359	7,870,422		7,907,781
SHARES ISSUED FOR SERVICES	418,025	418	214,442		214,860
CONTRIBUTIONS TO PAID IN CAPITAL			18,991		18,991
RECEIPTS ON ACCOUNT OF SHARES AND WARRANTS			6,061		6,061
SHARES ISSUED FOR CONVERSION OF CONVERTIBLE NOTE	550,000	550	274,450		275,000
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS			2,605,796		2,605,796
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS			203,982		203,982
DISCOUNT ON CONVERTIBLE NOTE RELATED TO BENEFICIAL CONVERSION FEATURE			108,000		108,000
COMPREHENSIVE LOSS				(16)	(16)
IMPUTED INTEREST			12,217		12,217
NET LOSS				(7,248,188)	(7,248,188)
BALANCE AS OF AUGUST 31, 2008 (audited)	56,252,806	56,252	11,785,012	(7,248,204)	4,593,060
SHARES ISSUED FOR SERVICES RENDERED	203,904	204	152,724		152,928
SHARES TO BE ISSUED FOR SERVICES RENDERED			203,699		203,699
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS			436,025		436,025
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS			117,174		117,174
IMPUTED INTEREST			3,780		3,780
NET LOSS				(2,760,474)	(2,760,474)
BALANCE AS OF AUGUST 31, 2009 (audited)	56,456,710	56,456	12,698,414	(10,008,678)	2,746,192
SHARES ISSUED FOR SERVICES RENDERED IN PREVIOUS PERIOD	569,887	570	(570)		-
SHARES ISSUED FOR SERVICES RENDERED	361,443	361	179,139		179,500
SHARES ISSUED FOR SERVICES TO BE RENDERED	66,667	67	19,933		20,000
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS			133,849		133,849
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS			21,854		21,854
IMPUTED INTEREST			1,890		1,890
NET LOSS				(1,005,004)	(1,005,004)
BALANCE AS OF FEBRUARY 28, 2010 (unaudited)	57,454,707	$57,454	$13,054,509	$(11,013,682)	$2,098,281

The accompanying notes are an integral part of the consolidated financial statements

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars

	Six months ended		Period from April 12, 2002 (inception date) through
	February 28,		February 28,
	2010	2009	2010
	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,005,004)	$(1,846,298)	$(11,013,682)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	15,756	15,111	61,698
Amortization of debt discount	-	-	108,000
Exchange differences on long term deposits	347	1,804	(654)
Stock based compensation	155,703	268,038	3,518,680
Common stock issued for services	199,500	-	567,288
Common stock to be issued for services	-	-	203,699
Impairment of investment	-	-	434,876
Imputed interest	1,890	1,890	17,887
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	125,857	226,549	(315,606)
Restricted cash	-	-	(16,000)
Accounts payable and accrued expenses	(86,209)	(217,225)	235,135
Provision for uncertain tax position	-	-	147,063
Total net cash used in operating activities	(592,160)	(1,550,131)	(6,051,616)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(3,013)	(121,303)
Acquisition of short-term investments	(400,000)		(4,128,000)
Proceeds from sale of Short term investments	-	2,728,000	2,728,000
Lease deposits	-	(4,307)	(11,160)
Total net cash derived from (used in) investing activities	(400,000)	2,720,680	(1,532,463)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and warrants - net of issuance expenses	-	-	7,961,481
Receipts on account of shares issuances			6,061
Proceeds from convertible notes	-	-	275,000
Proceeds from short term note payable	-	-	120,000
Payments of short term note payable	-	-	(120,000)
Shareholder advances	-	-	66,243
Net cash provided by financing activities	-	-	8,308,785

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(992,160)	1,170,549	724,706
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,716,866	2,267,320	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$724,706	$3,437,869	$724,706
Non cash investing and financing activities:
Shares issued for offering costs			$1,753
Contribution to paid in capital			$$18,991
Discount on convertible note related to beneficial conversion feature			$108,000
Shares issued for services rendered		$152,928

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICULS, Inc.
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

a.	General:

1.
Oramed Pharmaceuticals Inc. (the “Company”) was incorporated on April 12, 2002, under the laws of the State of Nevada. From incorporation until March 3, 2006, the Company was an exploration stage company engaged in the acquisition and exploration of mineral properties. On February 17, 2006, the Company entered into an agreement with Hadasit Medical Services and Development Ltd (the “First Agreement”) to acquire the provisional patent related to orally ingestible insulin pill to be used for the treatment of individuals with diabetes. The Company has been in the development stage since its formation and has not yet realized any revenues from its operations.

On May 14, 2007, the Company incorporated a wholly-owned subsidiary in Israel, Oramed Ltd., which is engaged in research and development. Unless the context indicates otherwise, the term “Group” refers to Oramed Pharmaceuticals Inc. and its Israeli subsidiary, Oramed Ltd. (the “Subsidiary”).

The group is engaged in research and development in the biotechnology field and is considered a development stage company in accordance with ASC Topic 915 (formerly FAS 7) “Development Stage Entities”.

2.
The accompanying unaudited interim consolidated financial statements as of February 28, 2010 and for the six months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2010, are not necessarily indicative of the results that may be expected for the year ending August 31, 2010.

3.	Going concern considerations

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (April 12, 2002) through February 28, 2010 of $11,013,682 as well as negative cash flow from operating activities. Presently, the Company does not have sufficient cash resources to meet its requirements in the twelve months following February 28, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of evaluating various financing alternatives as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that the Company will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders, as well as on going funding from the Office of the Chief Scientist  ("OCS").

These consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

ORAMED PHARMACEUTICULS, Inc.
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 -	SIGNIFICANT ACCOUNTING POLICIES(continued):

b.	Newly issued and recently adopted Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 ("ASU 2010-09"), "Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements," which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC's requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

c.	Reclassification:

Certain figures in respect of prior periods have been reclassified to conform to the current period presentation.

NOTE 2 -	COMMITMENTS:

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

On July 8, 2009 the Company entered into a third agreement with Hadasit, Prof. Itamar Raz and Dr. Miriam Kidron ("the Third Agreement"), to provide consulting and clinical trial services. According to the Third Agreement, Hadasit will be entitled to additional of $200,000 to be paid by Oramed in accordance with the actual progress of the study. The total amount that was paid through February 28, 2010 was $309,255 which refers to all three agreements.

b.
During January and April 2008 the Company entered into agreements with OnQ consulting, a clinical research organization (CRO) located in Johannesburg, South Africa, to conduct Phase 1B and 2B clinical trials on its oral insulin capsules. The total cost estimated for the studies is $229,681 of which $182,187 was paid through February 28, 2010.

c.	As to a Clinical Trial Manufacturing Agreement with Swiss Caps AG, see note 3a.

ORAMED PHARMACEUTICULS, Inc.
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 2 –	COMMITMENTS (continued):

d.
On April 22, 2009, the subsidiary entered into a consulting service agreement with ADRES Advanced Regulatory Services Ltd. (“ADRES”) pursuant to which ADRES will provide consulting services relating to quality assurance and regulatory processes and procedures in order to assist the subsidiary in submission of a U.S. Investigational New Drug (“IND”) according to FDA regulations. In consideration for the services provided under the agreement, ADRES will be entitled to a total cash compensation of $211,000, of which the amount $110,000 will be paid as a monthly fixed fee of $10,000 each month for 11 months commencing May 2009, and the remaining $101,000 will be paid based on achievement of certain milestones. $120,000 of the total amount was paid through February 28, 2010.

e.
On February 10, 2010, the subsidiary entered into agreements with Vetgenerics Research G. Ziv Ltd, a clinical research organization (CRO), to conduct a toxicology trial on its oral insulin capsules. The total cost estimated for the studies is €107,100 of which €12,195 was paid through February 28, 2010.

f.	Grants from the Chief Scientist Office ("OCS")

The Subsidiary is obligated to pay royalties to the OCS on proceeds from the sale of products developed from research and development activities that were funded, partially, by grants from the OCS. In the case of failure of a project that was partly financed as described above, the Subsidiary is not obligated to pay any such royalties or repay funding received from the OCS.

Under the terms of the funding arrangements with the OCS, royalties of 3% to 3.5% are payable on the sale of products developed from projects funded by the OCS, which payments shall not exceed, in the aggregate, 100% of the amount of the grant received (dollar linked), plus interest at annual rate based on LIBOR. In addition, if the Subsidiary receives approval to manufacture the products developed with government grants outside the State of Israel, it will be required to pay an increased total amount of royalties (possibly up to 300% of the grant amounts plus interest), depending on the manufacturing volume that is performed outside the State of Israel, and, possibly, an increased royalty rate.

At February 28, 2010, the Company has not earned any revenues from the sale of products and no royalty payments have accrued.

For the six and three months periods ended February 28, 2010, the research and development expenses are presented net of OCS Grants, in the total of $292,557 and $144,697, respectively. In the six and three months periods ended February 28, 2010, no OCS grants were recognized by the Company.

ORAMED PHARMACEUTICULS, Inc.
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 3 -	STOCK BASED COMPENSATION:

The following are stocks issued for services, stock options and warrants transactions made during the six months ended February 28, 2010:

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

b.
On November 23, 2009, 100,000 options were granted to a consultant, at an exercise price of $0.76 per share (higher than the traded market price on the date of grant), the options vest in three equal annual instalments commencing November 23, 2010 and expire on November 23, 2014.  The fair value of these options as of February 28, 2010, was $31,458, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 122.49%; risk-free interest rates of 2.30%; and the remaining contractual life of 4.74 years.

c.
On November 23, 2009, 36,000 options were granted to an employee of the Subsidiary, at an exercise price of $0.46 per share (equivalent to the traded market price on the date of grant), the options vest in three equal annual instalments commencing November 23, 2010 and expire on November 23, 2019. The fair value of these options on the date of grant was $14,565, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 123.55%; risk-free interest rates of 2.55%; and the remaining contractual life of 6 years.

d.
On December 29, 2009, the Company issued 100,000 shares of its common stock to a third party as remuneration for services rendered and to be rendered during the six month period commencing December 15, 2009. The fair value of these shares on the date of issuance was $37,000.

The Company recognized $155,703 of stock based compensation expense during the six months ended February 28, 2010 related to options granted to employees and consultants, of which $148,229 relates to options granted in prior years.

ORAMED PHARMACEUTICULS, Inc.
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 4 -	FAIR VALUE:

The fair value of the Company's financial instruments consisting of short term investments, included in the Company’s financial statements is identical or close to their carrying value due to the short-term maturities of these instruments.

NOTE 5 - SUBSEQUENT EVENTS:

a)
On March 16, 2010, 50,000 options were granted to a consultant of the subsidiary at an exercise price of $0.50 per share. The options vest in three equal annual instalments commencing on March 16, 2011 and will expire on March 15, 2015.

b)
On March 16, 2010, 100,000 options were granted to a consultant of the Company at an exercise price of $0.43 per share. The options vest in three equal monthly instalments commencing on March 30, 2010 and will expire on March 15, 2015.

c)
On March 16, 2010, 13,200 options were granted to a consultant of the Company at an exercise price of $0.43 per share. The options vest in six monthly instalments commencing on March 30, 2010 and will expire on March 15, 2015.

d)
On March 25, 2010, 100,000 options were granted to a consultant of the Company at an exercise price of $0.50 per share. The options vest in four equal quarterly instalments commencing on May 17, 2010 and will expire on March 25, 2015.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under "Item 1A – Risk Factors" in our annual report on Form 10-K for the year ended August 31, 2009, and under "Risk Factors" in our registration statement on Form S-1/A filed with the SEC on February 24, 2010, as well as those discussed elsewhere in our annual report, the registration statement  and in this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report on Form 10-Q which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

As used in this Quarterly Report, the terms "we," "us," "our," "Company" and "Oramed" mean Oramed Pharmaceuticals Inc. and our subsidiary, Oramed Ltd., unless otherwise indicated.

All dollar amounts refer to U.S. dollars unless otherwise indicated.

Overview

We are a pharmaceutical company engaged in the research and development of innovative pharmaceutical solutions, including an orally ingestible insulin capsule or tablet to be used for the treatment of individuals with diabetes, rectal application of insulin, use of orally ingestible capsules, tablets or pills for delivery of other polypeptides and rectal application of other polypeptides.

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

Plan of Operation

Short Term Business Strategy

We plan to continue to conduct clinical trials to show the effectiveness of our technology.  We intend to conduct studies and other tests necessary to file an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (the “FDA”). Additional clinical trials are planned in other countries such as Israel and India in order to substantiate our results as well as for purposes of future filings for drug approval in these countries. We also plan to conduct further research and development by deploying our proprietary drug delivery technology for the delivery of other polypeptides in addition to insulin, and to develop other innovative pharmaceutical products, flu vaccines, and use of rectal application for delivery of other polypeptides.

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

Product Development

Orally Ingestible Insulin

During fiscal years 2007 through 2009 we conducted several clinical studies of our orally ingestible insulin. The studies were intended to assess both the safety/tolerability and absorption properties of our proprietary oral insulin. Based on the pharmacokinetic and pharmacologic outcomes of these trials, we decided to continue the development of our oral insulin product.

In November 2007 we successfully completed animal studies in preparation for the Phase 1B clinical trial of our oral insulin capsule (ORMD 0801).  In January 2008 we commenced the non-FDA approved Phase 1B clinical trials with our oral insulin capsule, in healthy human volunteers with the intent of dose optimization.  In March 2008, we successfully completed our Phase 1B clinical trials.

In April 2008 we commenced a non-FDA approved Phase 2A study to evaluate the safety and efficacy of our oral insulin capsule (ORMD 0801) in type 2 diabetic volunteers at Hadassah Medical Center in Jerusalem. In August 2008 we successfully completed this trial.

In July 2008 we were granted approval by the Institutional Review Board Committee of Hadassah Medical Center in Jerusalem to conduct a non-FDA approved Phase 2A study to evaluate the safety and efficacy of our oral insulin capsule (ORMD 0801) on type 1 diabetic volunteers. On September 24, 2008, we commenced this trial and in July 2009 we successfully completed this trial.

On April 21, 2009, we entered into a consulting service agreement with ADRES Advanced Regulatory Services Ltd. (“ADRES”), pursuant to which ADRES will provide services for the purpose of filing an IND application with the FDA for a Phase 2 study according to the FDA requirements. The FDA approval process and, if approved, registration for commercial use as an oral drug can take several years.

In May 2009 we commenced a non-FDA approved Phase 2B study in South Africa to evaluate the safety, tolerability and efficacy of our oral insulin capsule (ORMD 0801) on type 2 diabetic volunteers. In March 2010 we completed this trial and we expect to report results from this study in the near future.

On February 10, 2010, we entered into agreements with Vetgenerics Research G. Ziv Ltd., a clinical research organization (CRO), to conduct a toxicology trial on our oral insulin capsules.

We are considering whether and when to conduct an additional non-FDA approved Phase 2B study in India.

Rectal Application of Insulin and Other Polypeptides

We filed two additional provisional patents for a suppository application to our technology portfolio. The first patent focuses on a rectal application for insulin. The second patent focuses on the usage of this rectal application to other polypeptides that at present are only available in injection.

On January 30, 2008, we entered into a master service agreement with OnQ Consulting; a clinical research organization located in Johannesburg, South Africa, to conduct non-FDA approved clinical trials for the rectal application of insulin.  On February 4, 2009, we concluded a proof of concept study of the insulin suppositories.

In October 2008 we commenced a non-FDA approved Phase 1A study to evaluate the safety and efficacy of our insulin suppository (ORMD 0802) on healthy volunteers, in South Africa.

As we believe that the potential commercial market for our oral insulin products are significantly greater than the potential commercial market for our rectal application products, we have determined to use our limited resources to research and develop our oral insulin capsules and tablets and have temporarily suspended our development of our recital application products.

GLP1 Analog

In September 2008 we launched pre-clinical trials of ORMD 0901, a GLP1-analog.  The pre-clinical trials include animal studies which suggest that the GLP-1analog (exenatide -4) when combined with Oramed’s absorption promoters is absorbed through the gastrointestinal tract and retains its biological activity.

On September 9, 2009, we received approval from the Institutional Review Board (IRB) in Israel to commence human clinical trials of an oral GLP-1 Analog. The approval was granted after successful pre-clinical results were reported. The trials will be conducted on healthy volunteers at Hadassah University Medical Center in Jerusalem. We anticipate that the results of these trials will be released in the near future.

Glucagon-like peptide-1 (GLP-1) is an incretin hormone - a type of gastrointestinal hormone that stimulates the secretion of insulin from the pancreas. The incretin concept was hypothesized when it was noted surprisingly that glucose ingested by mouth (orally) stimulated two to three times more insulin release than the same amount of glucose administered intravenously. In addition to stimulating insulin release, GLP-1 was found to suppress glucagon release (a hormone involved in regulation of glucose) from the pancreas, slow gastric emptying to reduce the rate of absorption of nutrients into the blood stream, and increase satiety. Other important beneficial attributes of GLP-1 are its effects of increasing the number of beta cells (cells that manufacture and release insulin) in the pancreas and, possibly, protection of the heart.

Raw Materials

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

Licensing

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

Results of Operations

Going concern assumption

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have net losses for the period from inception (April 12, 2002) through February 28, 2010 of $11,013,682, as well as negative cash flow from operating activities. Based upon our existing spending commitments, estimated at $5.8 million for the twelve months following March 1, 2010, and our cash availability, we do not have sufficient cash resources to meet our liquidity requirements through February 28, 2011. The ongoing global economic and credit crisis makes it more difficult for the Company to raise financing.  Accordingly, these factors raise substantial doubt about our ability to continue as a going concern. Management is in the process of evaluating various financing alternatives as we will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

The financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

Critical accounting policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in this Quarterly Report. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

The discussion and analysis of our financial condition and results of operations is based on our financial statements, which we prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate such estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Comparison of six month and three month periods ended February 28, 2010 and 2009

The following table summarizes certain statements of operations data for the Company for the six month and three month periods ended February 28, 2010 and 2009:

	Six months ended		Three months ended
Operating Data:	February 28, 2010	February 28, 2009	February 28, 2010	February 28, 2009

Research and development costs	$486,782	$1,113,146	$169,237	$274,970
General and administrative expenses	522,619	735,373	222,663	371,508
Financial (income) expense, net	(4,397)	(2,221)	311	11,774
Net loss for the period	1,005,004	1,846,298	$392,211	$658,252

Loss per common share – basic and diluted	$0.02	$0.03	$0.01	$0.01
Weighted average common shares outstanding	57,289,266	56,416,080	57,442,484	56,469,027

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

During the six months ended February 28, 2010 research and development expenses totaled $486,782, compared to $1,113,146 for the six months ended February 28, 2009. The decrease is mainly attributable to a decrease in materials purchased. Our research and development expenses were lower due to more grants received from the Office of Chief Scientist of the Israeli Ministry of Industry, Trade and Labor (the "OCS"). The research and development costs include stock based compensation costs, which during the six months ended February 28, 2010 totaled $42,508 as compared to $90,941 during the six months ended February 28, 2009.

The decrease in research and development expenses during the three months ended February 28, 2010 as compared to the three months ended February 28, 2009 is attributable to the same reasons mentioned above.

Government Grants

In the six and three months ended February 28, 2010, we recognized research and development grants in an amount of $292,557 and $144,967, respectively. As of February 28, 2010, we had no contingent liabilities to the OCS.

General and administrative expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, traveling, business development costs, insurance expenses and other general costs.

For the six months ended February 28, 2010, general and administrative expenses totaled $522,619 compared to $735,373 for the six months ended February 28, 2009. Costs incurred related to general and administrative activities during the six months ended February 28, 2010 reflect a decrease of payroll and related expenses and professional fee expenses as well as a decrease in general expenses such as office and maintenance expenses. During the six months ended February 28, 2010, as part of our general and administrative expenses, we incurred $113,195 related to stock options granted to employees and consultants, as compared to $177,097 during the six months ended February 28, 2009.

The decrease in general and administrative expenses during the three months ended February 28, 2010 as compared to the three months ended February 28, 2009 is attributable to the same reasons mentioned above.

Financial income/expense, net

During the six months ended February 28, 2010 and 2009, we generated interest income on available cash and cash equivalents which was offset by bank charges and imputed interest.

Liquidity and Capital Resources

Through February 28, 2010, we incurred losses in an aggregate amount of $11,013,682. We have financed our operations through the private placements of equity and debt financing. Since inception through February 28, 2010, we have financed our operations through the private placements of equity and debt financings, raising a total of $8,308,785, net of transaction costs. We will seek to obtain additional financing through similar sources. As of February 28, 2010, we had $724,706 of available cash as well as $1,400,000 in short term interest bearing investments. We anticipate that we will require approximately $5.8 million to finance our activities during the twelve months following March 1, 2010.

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

Our financing activities during the six months ended February 28, 2010 included the following:

•	On September 11, 2009, we issued 569,887 shares of common stock valued at $203,699 to a third party, for services rendered in the prior year.

•	On December 29, 2009, we issued 328,110 shares of common stock valued at $167,310 to a third party, for services rendered.

•	On December 29, 2009, we issued 100,000 shares of common stock valued at $30,000 to a third party, for services rendered and to be rendered during the six month period commencing December 15, 2009.

Employee's and Consultant’s Stock Options and Warrants

Employee and consultant stock options grant and warrant issuance activities for the six months ended February 28, 2010 include the following:

•	On November 23, 2009 we granted options under the 2008 Stock Incentive Plan to purchase up to 100,000 shares of our common stock at an exercise price of $0.76 to a consultant.

•	On November 23, 2009 we granted options under the 2008 Stock Incentive Plan to purchase up to 36,000 shares of our common stock at an exercise price of $0.46 to an employee of our subsidiary.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Planned Expenditures

The estimated expenses referenced herein are in accordance with our business plan. Since our technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the twelve months beginning March 1, 2010 are as follows:

Operating:	Amount

Research and development costs, net of OCS funds	$4,760,000
General and administrative expenses	1,010,000
Financial income, net	(10,000)
Taxes on income	-
Total	$5,760,000

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

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2010. Based on such review, our chief executive officer and chief financial officer have determined that in light of their conclusion with respect to the effectiveness of our internal control over our financial reporting as of such date, the weaknesses in controls and procedures described in our Form 10-K filed on November 25, 2009 continued this quarter and that the Company did not have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of February 28, 2010 based on the framework for Internal Control-Integrated Framework set forth by The Committee of Sponsoring Organizations of the Treadway Commission. Due to the inherent limitations of our company, derived from our small size and the limited number of employees, management evaluation concluded that there is a material weakness with respect to segregation of duties that may not provide reasonable assurance regarding the reliability of internal control over financial reporting and may not prevent or detect misstatements. Specifically, our CFO serves as our only qualified internal accounting and financial reporting personnel and as such performs all accounting and financial reporting functions without the benefit of independent checks, confirmations or backup other than bookkeeping functions performed by an outside accounting firm. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on this evaluation, our management concluded that there is no reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that the Company’s internal controls over financial reporting were not effective as of February 28, 2010.

As previously reported in our Form 10-K filed on November 25, 2009, during the six months ended February 28, 2010, management, including our principal executive officer and principal financial officer, has started an extensive process of documenting all major procedures related to financial reporting, in order to strengthen our internal controls over financial reporting in order to reasonably ensure the reliability of our financial statements.

We have developed a comprehensive program designed to strengthen our internal controls over financial reporting in order to improve such reporting requirements.

This management report on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section.

(c)	Changes in Internal Control over Financial Reporting

 There were no changes in our internal controls over financial reporting identified in connection with the evaluation thereof that occurred during the six months ended February 28, 2010 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Except as previously disclosed, we know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

•	On September 11, 2009, we issued 569,887 shares of common stock valued at $203,699 to a third party, for services rendered in the prior year.

•	On December 29, 2009, we issued 328,110 shares of common stock valued at $167,310 to a third party, for services rendered.

•	On December 29, 2009, we issued 100,000 shares of common stock valued at $30,000 to a third party, for services rendered and to be rendered during the six month period commencing December 15, 2009.

•
On February 17, 2010, we entered into an agreement with a member of our scientific advisory board, granting options to purchase 100,000 shares of common stock at an exercise price per share of $0.50. The options vest in four installments of 25,000 each, on each three-month anniversary commencing February 17, 2010.

•
On February 11, 2010, we entered into a consulting agreement for a six-month term whereby the consultant was granted options to purchase 13,200 shares of common stock at an exercise price per share of $0.43 vesting over the consulting period.

•
On April 11, 2010, we entered into a consulting agreement for a two-year term whereby the consultant was granted options to purchase 50,000 shares of common stock at an exercise price per share of $0.50.  The options vest in three equal installments, on each three-year anniversary commencing March 16, 2011.

•
On April 11, 2010, we entered into a consulting agreement for a three-month term whereby the consultant was granted options to purchase 100,000 shares of common stock at an exercise price per share of $0.43.  The options vest in three equal installments, on March 30, 2010, April 30, 2010 and May 30, 2010.

Since the transactions were not public offerings within the meaning of Section 4(2) of the Securities Act, these issuances were deemed exempt from registration.

ITEM 6 - EXHIBITS

Number	Exhibit

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 file no. 333-164286 filed on January 11, 2010).

3.2	Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 10, 2006).

3.3	Articles of Merger filed with the Nevada Secretary of State on March 29, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 10, 2006).

(4)	Instruments defining rights of security holders, including indentures

4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on November 29, 2002).

4.2	Form of warrant certificate (incorporated by reference from our current report on Form 8-K filed on June 18, 2007)

(10)	Material Contracts

10.1	Agreement dated February 17, 2006, between our company and Hadasit Medical Services and Development Ltd. (incorporated by reference from our current report on Form 8-K filed February 17, 2006).

10.2	Agreement dated October 30, 2006, between our company and Swiss Caps AG (incorporated by reference from our current report on Form 8-K filed October 26, 2006).

10.3	Agreement dated January 7, 2008, between our company and Hadasit Medical Services and Development Ltd. (incorporated by reference from our current report on Form 8-K filed January 7, 2008).

10.4	Agreement dated April 22, 2009, between Oramed Ltd. and ADRES Advanced Regulatory Services Ltd. (incorporated by reference from our current report on Form 8-K filed April 22, 2009).

10.5	Agreement dated July 8, 2009, between our company and Hadasit Medical Services and Development Ltd. (incorporated by reference from our current report on Form 8-K filed July 9, 2009).

(31)	Section 302 Certification

31.1 *	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification Statement of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification

32.1 *	Certification Statement of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

32.2 *	Certification Statement of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Registrant

Date: April 12, 2010	By:	/s/ Nadav Kidron

Nadav Kidron
President, Chief Executive Officer and Director

Date: April 12, 2010	By:	/s/ Yifat Zommer

Yifat Zommer
Chief Financial Officer