Form 10-Q
period 2010-05-31
ORAMED PHARMACEUTICALS INC.
filed 2010-07-14
CIK 1176309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2010

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
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 57,480,217 shares issued and outstanding as of July 13, 2010.

ORAMED PHARMACEUTICALS INC.

FORM 10-QSB

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.
 (A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF  MAY 31, 2010

ORAMED PHARMACEUTICALS INC.
 (A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2010

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Balance sheets	3
Statements of operations	4
Statements of changes in stockholders’ equity	5
Statements of cash flows	6
Notes to financial statements	7-12

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars

	May 31,	August 31,
	2010	2009
	Unaudited	Audited
Assets

CURRENT ASSETS:
Cash and cash equivalents	$1,134,506	$1,716,866
Short term investments	500,000	1,000,000
Restricted cash	16,008	16,000
Accounts receivable - other	35,620	36,939
Prepaid expenses	100,911	4,119
Grants receivable from the Office of the Chief Scientist	266,215	400,405
Total current assets	2,053,260	3,174,329

LONG TERM DEPOSITS	10,729	12,161
PROPERTY AND EQUIPMENT, net	51,552	75,361
Total assets	$2,115,541	$3,261,851

Liabilities and stockholders' equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$239,093	$321,344
Account payable with former shareholder	47,252	47,252
Total current liabilities	286,345	368,596

PROVISION FOR UNCERTAIN TAX POSITION	147,063	147,063

COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock of $ 0.001 par value - Authorized: 200,000,000 shares at May 31, 2010 and August 31, 2009; Issued and outstanding: 57,480,217 at May 31, 2010 and 56,456,710 shares at August 31, 2009, respectively	57,480	56,456
Additional paid-in capital	13,444,554	12,698,414
Deficit accumulated during the development stage	(11,819,901)	(10,008,678)
Total stockholders' equity	1,682,133	2,746,192
Total liabilities and stockholders' equity	$2,115,541	$3,261,851

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
U.S. dollars

					Period
					from April
					12, 2002
					(inception)
	Nine months ended		Three months ended		through
	May 31,	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009	2010
	Unaudited

RESEARCH AND DEVELOPMENT EXPENSES	$833,498	$1,500,809	$346,716	$387,663	$5,978,357
IMPAIRMENT OF INVESTMENT					434,876
GENERAL AND ADMINISTRATIVE EXPENSES	981,861	879,518	459,242	144,145	5,239,412
OPERATING LOSS	1,815,359	2,380,327	805,958	531,808	11,652,645
FINANCIAL INCOME	(15,897)	(38,950)	(4,981)	(18,518)	(152,005)
FINANCIAL EXPENSE	11,761	18,211	5,242		159,694
LOSS BEFORE TAXES ON INCOME	1,811,223	2,359,588	806,219	513,290	11,660,334
TAXES ON INCOME	-	-	-	-	159,567
NET LOSS FOR THE PERIOD	$1,811,223	$2,359,588	$806,219	$513,290	$11,819,901
BASIC AND DILUTED LOSS PER COMMON SHARE	$0.03	$0.04	$0.01	$0.01
WEIGHTED AVERAGE NUMBER OF COMMON STOCK USED IN COMPUTING BASIC AND DILUTED LOSS PER COMMON STOCK	57,349,130	56,546,323	57,466,907	56,802,562

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. dollars
				Deficit
				accumulated
			Additional	during the	Total
	Common Stock		paid-in	development	stockholders'
	Shares	$	capital	stage	equity
BALANCE AS OF APRIL 12, 2002 (inception)	34,828,200	$34,828	$18,872		$53,700
CHANGES DURING THE PERIOD FROM APRIL 12, 2002 THROUGH AUGUST 31, 2008 (audited):
SHARES CANCELLED	(19,800,000)	(19,800)	19,800		-
SHARES ISSUED FOR INVESTMENT IN ISTI-NJ	1,144,410	1,144	433,732		434,876
SHARES ISSUED FOR OFFERING COSTS	1,752,941	1,753	(1,753)		-
SHARES ISSUED FOR CASH– NET OF ISSUANCE EXPENSES	37,359,230	37,359	7,870,422		7,907,781
SHARES ISSUED FOR SERVICES	418,025	418	214,442		214,860
CONTRIBUTIONS TO PAID IN CAPITAL			18,991		18,991
RECEIPTS ON ACCOUNT OF SHARES AND WARRANTS			6,061		6,061
SHARES ISSUED FOR CONVERSION OF CONVERTIBLE NOTE	550,000	550	274,450		275,000
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS			2,428,014		2,428,014
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS			381,764		381,764
DISCOUNT ON CONVERTIBLE NOTE RELATED TO BENEFICIAL CONVERSION FEATURE			108,000		108,000
COMPREHENSIVE LOSS				(16)	(16)
IMPUTED INTEREST			12,217		12,217
NET LOSS				(7,248,188)	(7,248,188)
BALANCE AS OF AUGUST 31, 2008 (audited)	56,252,806	56,252	11,785,012	(7,248,204)	4,593,060
SHARES ISSUED FOR SERVICES RENDERED	203,904	204	152,724		152,928
SHARES TO BE ISSUED FOR SERVICES RENDERED			203,699		203,699
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS			436,025		436,025
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS			117,174		117,174
IMPUTED INTEREST			3,780		3,780
NET LOSS				(2,760,474)	(2,760,474)
BALANCE AS OF AUGUST 31, 2009 (audited)	56,456,710	56,456	12,698,414	(10,008,678)	2,746,192
SHARES ISSUED FOR SERVICES RENDERED IN PREVIOUS PERIOD	569,887	570	(570)		-
SHARES ISSUED FOR SERVICES RENDERED	453,620	454	211,546		212,000
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS			423,795		423,795
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS			108,533		108,533
IMPUTED INTEREST			2,836		2,836
NET LOSS				(1,811,223)	(1,811,223)
BALANCE AS OF MAY 31, 2010 (unaudited)	57,480,217	$57,480	$13,444,554	$(11,819,901)	$1,682,133

The accompanying notes are an integral part of the consolidated financial statements

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars
	Nine months ended		Period from April 12, 2002 (inception date) through
	May 31,		May 31,
	2010	2009	2010
	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,811,223)	$(2,359,588)	$(11,819,901)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	23,809	22,760	69,751
Amortization of debt discount	-	-	108,000
Exchange differences on long term deposits	317	1,110	(684)
Stock based compensation	744,328	526,138	4,475,093
Shares to be issued for services rendered		109,590	203,699
Impairment of investment	-	-	434,876
Imputed interest	2,836	2,834	18,833
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	38,717	367,526	(402,746)
Restricted cash	(8)	-	(16,008)
Accounts payable and accrued expenses	(82,251)	(438,926)	239,093
Provision for uncertain tax position	-	-	147,063
Total net cash used in operating activities	(1,083,475)	(1,768,556)	(6,542,931)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(4,110)	(121,303)
Acquisition of short-term investments	500,000	-	(3,228,000)
Proceeds from sale of Short term investments	-	2,728,000	2,728,000
Lease deposits	1,115	(4,668)	(10,045)
Total net cash derived from (used in) investing activities	501,115	2,719,222	(631,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and warrants - net of issuance expenses	-	-	7,961,481
Receipts on account of shares issuances			6,061
Proceeds from convertible notes	-	-	275,000
Proceeds from short term note payable	-	-	120,000
Payments of short term note payable	-	-	(120,000)
Shareholder advances	-	-	66,243
Net cash provided by financing activities	-	-	8,308,785

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(582,360)	950,666	1,134,506
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,716,866	2,267,320	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,134,506	$3,217,986	$1,134,506
Non cash investing and financing activities:
Shares issued for offering costs			$1,753
Contribution to paid in capital			$$18,991
Discount on convertible note related to beneficial conversion feature			$108,000
The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICULS, Inc.
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

a.	General:

1.
Oramed Pharmaceuticals Inc. (the “Company”) was incorporated on April 12, 2002, under the laws of the State of Nevada. From incorporation until March 3, 2006, the Company was an exploration stage company engaged in the acquisition and exploration of mineral properties. On February 17, 2006, the Company entered into an agreement with Hadasit Medical Services and Development Ltd (the “First Agreement”) to acquire the provisional patent related to orally ingestible insulin capsule to be used for the treatment of individuals with diabetes. The Company has been in the development stage since its formation and has not yet realized any revenues from its operations.

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

2.
The accompanying unaudited interim consolidated financial statements as of May 31, 2010 and for the nine months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2010, are not necessarily indicative of the results that may be expected for the year ending August 31, 2010.

3.	Going concern considerations

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (April 12, 2002) through May 31, 2010 of $11,819,901 as well as negative cash flow from operating activities. Presently, the Company does not have sufficient cash resources to meet its requirements in the twelve months following May 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of evaluating various financing alternatives as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that the Company will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders, as well as on going funding from the Office of the Chief Scientist  ("OCS").

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

On July 8, 2009 the Company entered into a third agreement with Hadasit, Prof. Itamar Raz and Dr. Miriam Kidron ("the Third Agreement"), to provide consulting and clinical trial services. According to the Third Agreement, Hadasit will be entitled to additional of $200,000 to be paid by Oramed in accordance with the actual progress of the study. The total amount that was paid through May 31, 2010, was $359,255.

b.	As to a Clinical Trial Manufacturing Agreement with Swiss Caps AG, see note 3a.

ORAMED PHARMACEUTICULS, Inc.
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 2 – COMMITMENTS (continued):

c.
On April 22, 2009, the subsidiary entered into a consulting service agreement with ADRES Advanced Regulatory Services Ltd. (“ADRES”) pursuant to which ADRES will provide consulting services relating to quality assurance and regulatory processes and procedures in order to assist the subsidiary in submission of a U.S. Investigational New Drug (“IND”) according to FDA regulations. In consideration for the services provided under the agreement, ADRES will be entitled to a total cash compensation of $211,000, of which the amount $110,000 will be paid as a monthly fixed fee of $10,000 each month for 11 months commencing May 2009, and the remaining $101,000 will be paid based on achievement of certain milestones. The Company has completed making the 11 monthly payments in accordance with the agreement, and has made an additional payment of $30,000 for the completion of certain milestones.

d.
On February 10, 2010, the subsidiary entered into agreements with Vetgenerics Research G. Ziv Ltd, a clinical research organization (CRO), to conduct a toxicology trial on its oral insulin capsules. The total cost estimated for the studies is €107,100 ($133,040) of which €12,195 ($16,806) was paid through May 31, 2010.

e.
On May 2, 2010, the subsidiary entered into an agreement with SAFC Pharma, a division of the Sigma-Aldrich Corporation, to develop a process to produce one of its oral capsule ingredients, for a total estimated consideration of $269,600. The work commenced in June 2010, and no liability have accrued through May 31, 2010.

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

At May 31, 2010, the Company has not earned any revenues from the sale of products and no royalty payments have accrued.

For the nine and three months periods ended May 31, 2010, the research and development expenses are presented net of OCS Grants, in the total of $450,717 and $158,160, respectively.

ORAMED PHARMACEUTICULS, Inc.
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 3 - STOCK BASED COMPENSATION:

The following are stocks issued for services, stock options and warrants transactions made during the nine months ended May 31, 2010:

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

On April 29, 2010, the Company issued 25,510 shares of its common stock to Swiss as remuneration for the services provided, in the amount of $12,500.

b.
On November 23, 2009, 100,000 options were granted to a consultant, at an exercise price of $0.76 per share (higher than the traded market price on the date of grant), the options vest in three equal annual instalments commencing November 23, 2010 and expire on November 23, 2014.  The engagement with the consultant has ended during the nine months period ended May 31, 2010. The fair value of these options on the date of grant, was $36,662, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 123.30%; risk-free interest rates of 2.20%; and the remaining contractual life of 5 years. The Company recorded all expenses in respect of these options during that period.

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

ORAMED PHARMACEUTICULS, Inc.
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 3 - STOCK BASED COMPENSATION (continued):

e.
On March 16, 2010, 13,200 options were granted to a consultant, at an exercise price of $0.43 per share (equivalent to the traded market price on the date of grant), the options vest in six monthly instalments commencing March 30, 2010 and expire on March 15, 2015.  The fair value of these options on the date of grant, was $4,747, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 121.61%; risk-free interest rates of 2.37%; and the remaining contractual life of 5 years.

f.
On March 16, 2010, 100,000 options were granted to a consultant, at an exercise price of $0.43 per share (equivalent to the traded market price on the date of grant), the options vest in three equal monthly instalments commencing March 30, 2010 and expire on March 15, 2015.  The fair value of these options on the date of grant, was $35,960, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 121.61%; risk-free interest rates of 2.37%; and the remaining contractual life of 5 years.

g.
On March 16, 2010, 50,000 options were granted to a consultant, at an exercise price of $0.50 per share (higher than the traded market price on the date of grant), the options vest in three equal annual instalments commencing March 16, 2011 and expire on March 15, 2015.  The fair value of these options on the date of grant, was $17,702, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 121.61%; risk-free interest rates of 2.37%; and the remaining contractual life of 5 years.

h.
On March 25, 2010, 100,000 options were granted to a consultant, at an exercise price of $0.50 per share (higher than the traded market price on the date of grant), the options vest in four equal quarterly instalments commencing May 17, 2010 and expire on March 24, 2015.  The fair value of these options on the date of grant, was $39,091, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 121.21%; risk-free interest rates of 2.65%; and the remaining contractual life of 5 years.

i.
On April 21, 2010, an aggregate of 1,728,000 options were granted to Nadav Kidron, the Company’s President, Chief Executive Officer and director, and Miriam Kidron, the Company’s Chief Medical and Technology Officer and director, both are related parties, at an exercise price of $0.49 per share (equivalent to the traded market price on the date of grant), 216,000 of the options vested immediately on the date of grant and the remainder will vest in twenty one equal monthly installments. These options expire on April 20, 2020.  The fair value of these options on the date of grant was $807,392, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 120.69%; risk-free interest rates of 3.77%; and expected lives of 10 years.

The Company recognized $532,328 of stock based compensation expense during the nine months ended May 31, 2010 related to options granted to employees and consultants.

ORAMED PHARMACEUTICULS, Inc.
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 4 - FAIR VALUE:

The fair value of the Company's financial instruments consisting of short term investments, included in the Company’s financial statements is identical or close to their carrying value due to the short-term maturities of these instruments.

NOTE 5 - SUBSEQUENT EVENTS AND RELATED PARTIES TRANSACTION:

a.	Related parties transaction
On June 1, 2010, the subsidiary of the Company entered into an agreement with Laser Detect Systems Ltd. ("Laser Detect"), an Israeli company, for the establishment of a new company, Entera Bio Ltd. ("Entera").
According to the agreement, Laser Detect will invest $600,000 in Entera, and Entera will be owned in equal parts by the subsidiary and Laser Detect. As a remuneration, the subsidiary of the Company will enter into a Patent License Agreement with Entera, according to which, the subsidiary of the Company will out-license to Entera a technology for the development of oral delivery drugs for certain indications.  The out-licensed technology differs from Oramed’s main delivery technology that is used for oral insulin and is subject to a different patent application. Entera's initial development effort will be an oral formulation for the treatment of osteoporosis.

Entera's Chief Executive Officer will be granted options to purchase ordinary shares of Entera, reflecting 9.9% of the Entera's share capital.

 In the event that Entera has not obtained third-party financing by June 1, 2011, or such other date mutually agreed upon by the parties, each of the subsidiary and Laser Detect will be required to make a capital contribution to Entera in the amount of $150,000. The agreement also contains customary provisions with respect to preemptive rights, rights of first refusal, drag-along rights, veto rights and information rights.

Mr. Zeev Bronfeld, who is one of Laser Detect's controlling shareholders, is also an affiliated shareholder of the Company. Accordingly, the closing of the transaction is subject to the approval of Laser Detect's shareholders.

On June 27, 2010, Laser Detect changed its name to D.N.A Biomedical Solutions Ltd.

b.
On July 5, 2010, the subsidiary of the Company entered into a Manufacturing Supply Agreement (MSA) with Sanofi-Aventis Deutschland GMBH ("sanofi-aventis"). According to the MSA, sanofi-aventis will supply the subsidiary with specified quantities of recombinant human insulin to be used for clinical trials in the USA.

c.
On July 8, 2010, 300,000 options were granted to a director at an exercise price of $0.48 per share (equivalent to the traded market price on the date of grant). The options vest in three equal annual instalments commencing on July 8, 2011 and will expire on July 7, 2020.

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

On February 17, 2006, we executed an agreement with Hadasit Medical Services and Development Ltd. (“Hadasit”) to acquire provisional patent application No. 60/718716 and related intellectual property and agreed to retain Hadasit to provide consulting and clinical trial services.  The provisional patent application No. 60/718716 relates to a method of preparing insulin so that it may be taken orally to be used in the treatment of individuals with diabetes.  On April 10, 2006, the Company changed its name from Integrated Security Technologies, Inc. to Oramed Pharmaceuticals Inc.  On August 31, 2006, based on provisional patent application No. 60/718716, the Company filed a patent application under the Patent Cooperation Treaty at the Israel Patent Office for “Methods and Compositions for Oral Administration of Proteins.”

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

In May 2009 we commenced a non-FDA approved Phase 2B study in South Africa to evaluate the safety, tolerability and efficacy of our oral insulin capsule (ORMD 0801) on type 2 diabetic volunteers. On May 6, 2010, we reported that the capsule was found to be well tolerated and exhibited a positive safety profile. No cumulative adverse effects of extended exposure to the capsule were reported throughout this first study. We are considering whether and when to conduct an additional non-FDA approved Phase 2B study in India.

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

GLP-1 Analog

In September 2008 we launched pre-clinical trials of ORMD 0901, a GLP-1 Analog.  The pre-clinical trials include animal studies which suggest that the GLP-1 Analog (exenatide -4) when combined with Oramed’s absorption promoters is absorbed through the gastrointestinal tract and retains its biological activity.

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
On July 5, 2010, the subsidiary of the Company entered into a Manufacturing Supply Agreement (MSA) with Sanofi-Aventis Deutschland GMBH ("sanofi-aventis"). According to the MSA, sanofi-aventis will supply the subsidiary with specified quantities of recombinant human insulin to be used for clinical trials in the USA.
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

Out-licensing technology

On June 1, 2010, the subsidiary of the Company, Oramed Ltd., entered into an agreement with Laser Detect Systems Ltd. ("Laser Detect") (which changed its name to D.N.A Biomedical Solutions Ltd. on June 27, 2010), for the establishment of a new company to be called Entera Bio Ltd. ("Entera"). Under the terms of a license agreement to be entered into at the closing between Oramed Ltd. and Entera, Oramed Ltd. will out-license technology to Entera, on an exclusive basis, for the development of oral delivery drugs for certain indications to be agreed upon between the parties.  The out-licensed technology differs from our main delivery technology that is used for oral insulin and GLP-1 Analog and is subject to a different patent application. Entera's initial development effort will be an oral formulation for the treatment of osteoporosis.

Results of Operations

Going concern assumption

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have net losses for the period from inception (April 12, 2002) through May 31, 2010 of $11,819,901, as well as negative cash flow from operating activities. Based upon our existing spending commitments, estimated at $6.6 million for the twelve months following June 1, 2010, and our cash availability, we do not have sufficient cash resources to meet our liquidity requirements through May 31, 2011. The ongoing global economic and credit crisis makes it more difficult for the Company to raise financing.  Accordingly, these factors raise substantial doubt about our ability to continue as a going concern. Management is in the process of evaluating various financing alternatives as we will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Comparison of nine month and three month periods ended May 31, 2010 and 2009

The following table summarizes certain statements of operations data for the Company for the nine month and three month periods ended May 31, 2010 and 2009:

	Nine months ended		Three months ended
Operating Data:	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009

Research and development costs	$833,498	$1,500,809	$346,716	$387,663
General and administrative expenses	981,861	879,518	459,242	144,145
Financial (income) expense, net	(4,136)	(20,739)	261	(18,518)
Net loss for the period	$1,811,223	$2,359,588	$806,219	$513,290

Loss per common share – basic and diluted	$0.03	$0.04	$0.01	$0.01
Weighted average common shares outstanding	57,349,130	56,546,323	57,466,907	56,802,562

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

During the nine months ended May 31, 2010 research and development expenses totaled $833,498, compared to $1,500,809 for the nine months ended May 31, 2009. The decrease is mainly attributable to grants received from the Office of Chief Scientist of the Israeli Ministry of Industry, Trade and Labor (the "OCS") during the period ended May 31, 2010, in the amount of $450,717 as compared to no grants at all during the nine months ended May 31, 2009. Additional decrease was contributed by a decrease in materials purchased. The research and development costs include stock based compensation costs, which during the nine months ended May 31, 2010 totaled $212,385 as compared to $192,076 during the nine months ended May 31, 2009.

The decrease in research and development expenses during the three months ended May 31, 2010 as compared to the three months ended May 31, 2009 is attributable to the same reasons mentioned above.

Government Grants

In the nine and three months ended May 31, 2010, we recognized research and development grants in an amount of $450,717 and $158,160, respectively.

General and administrative expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, traveling, business development costs, insurance expenses and other general costs.

For the nine months ended May 31, 2010, general and administrative expenses totaled $981,861 compared to $879,518 for the nine months ended May 31, 2009. Costs incurred related to general and administrative activities during the nine months ended May 31, 2010 reflect mainly an increase in investors and public relations expenses and expenses related to stock options granted to employees and consultants. During the nine months ended May 31, 2010, we incurred $319,943 related to stock options granted to employees and consultants, as compared to $113,195 during the nine months ended May 31, 2009.

The increase in general and administrative expenses during the three months ended May 31, 2010 as compared to the three months ended May 31, 2009 is attributable to the same reasons mentioned above.

Financial income/expense, net

During the nine months ended May 31, 2010 and 2009, we generated interest income on available cash and cash equivalents which was offset by bank charges and imputed interest.

Liquidity and Capital Resources

Through May 31, 2010, we incurred losses in an aggregate amount of $11,819,901. Since inception through May 31, 2010, we have financed our operations through the private placements of equity and debt financings, raising a total of $8,308,785, net of transaction costs. We will seek to obtain additional financing through similar sources. As of May 31, 2010, we had $1,134,506 of available cash as well as $500,000 in short term interest bearing investments. We anticipate that we will require approximately $6.6 million to finance our activities during the twelve months following June 1, 2010. In addition, according to an agreement with Laser Detect to establish Entera, we may be required to make a capital contribution to Entera in the amount of $150,000 by June 1, 2011.

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

Our financing activities during the nine months ended May 31, 2010 included the following:

•	On September 11, 2009, we issued 569,887 shares of common stock valued at $203,699 to a third party, for services rendered in the prior year.

•	On December 29, 2009, we issued 328,110 shares of common stock valued at $167,310 to a third party, for services rendered.

•	On December 29, 2009, we issued 100,000 shares of common stock valued at $30,000 to a third party, for services rendered and to be rendered during the six month period commencing December 15, 2009.

•	On April 29, 2010, we issued 25,510 shares of common stock, valued at $12,500, to a third party for services rendered.

Employee's and Consultant’s Stock Options and Warrants

Employee and consultant stock options grant and warrant issuance activities for the nine months ended May 31, 2010 include the following:

•	On November 23, 2009 we granted options under the 2008 Stock Incentive Plan to purchase up to 100,000 shares of our common stock at an exercise price of $0.76 to a consultant.

•	On November 23, 2009 we granted options under the 2008 Stock Incentive Plan to purchase up to 36,000 shares of our common stock at an exercise price of $0.46 to an employee of our subsidiary.

•
On March 16, 2010, 50,000 options were granted to a consultant of our subsidiary at an exercise price of $0.50 per share. The options vest in three equal annual installments commencing on March 16, 2011 and will expire on March 15, 2015.

•
On March 16, 2010, 100,000 options were granted to a consultant of the Company at an exercise price of $0.43 per share. The options vest in three equal monthly installments commencing on March 30, 2010 and will expire on March 15, 2015.

•
On March 16, 2010, 13,200 options were granted to a consultant of the Company at an exercise price of $0.43 per share. The options vest in six monthly installments commencing on March 30, 2010 and will expire on March 15, 2015.

•
On March 25, 2010, 100,000 options were granted to a consultant of the Company at an exercise price of $0.50 per share. The options vest in four equal quarterly installments commencing on May 17, 2010 and will expire on March 24, 2015.

•
On April 21, 2010, 864,000 options were granted to each of Nadav Kidron and Miriam Kidron under the 2008 Stock Option Plan at an exercise price of $0.49 per share, 108,000 of such options vested immediately on the date of grant and the remainder will vest in twenty equal monthly installments, commencing on May 31, 2010. The options have an expiration date of April 20, 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Planned Expenditures

The estimated expenses referenced herein are in accordance with our business plan. Since our technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the twelve months beginning June 1, 2010 are as follows:

Operating:	Amount

Research and development costs, net of OCS funds	$5,579,000
General and administrative expenses	1,032,000
Financial income, net	(8,000)
Taxes on income	-
Total	$6,603,000

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

ITEM 4T - CONTROLS AND PROCEDURES

(a)      Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2010. Based on such review, our chief executive officer and chief financial officer have determined that in light of their conclusion with respect to the effectiveness of our internal control over our financial reporting as of such date, the weaknesses in controls and procedures described in our Form 10-K filed on November 25, 2009 continued this quarter and that the Company did not have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b)      Changes in Internal Control over Financial Reporting

 There were no changes in our internal controls over financial reporting identified in connection with the evaluation thereof that occurred during the nine months ended May 31, 2010 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

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

•
On February 17, 2010, we entered into an agreement with a member of our scientific advisory board, granting options to purchase 100,000 shares of common stock at an exercise price per share of $0.50. The options vest in four installments of 25,000 each, on each three-month anniversary commencing May 17, 2010.

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

•	On April 29, 2010, we issued 25,510 shares of common stock, valued at $12,500, to a third party for services rendered.

Since the transactions were not public offerings within the meaning of Section 4(2) of the Securities Act, these issuances were deemed exempt from registration.

ITEM 6 - EXHIBITS

Number	Exhibit

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 file no. 333-164286 filed on January 11, 2010).

3.2	Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 10, 2006).

3.3	Articles of Merger filed with the Nevada Secretary of State on March 29, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 10, 2006).

(4)	Instruments defining rights of security holders, including indentures

4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on November 29, 2002).

4.2	Form of warrant certificate (incorporated by reference from our current report on Form 8-K filed on June 18, 2007)

(10)	Material Contracts

10.1	Agreement dated February 17, 2006, between our company and Hadasit Medical Services and Development Ltd. (incorporated by reference from our current report on Form 8-K filed February 17, 2006).

10.2	Agreement dated October 30, 2006, between our company and Swiss Caps AG (incorporated by reference from our current report on Form 8-K filed October 26, 2006).

10.3	Agreement dated January 7, 2008, between our company and Hadasit Medical Services and Development Ltd. (incorporated by reference from our current report on Form 8-K filed January 7, 2008).

10.4	Agreement dated April 22, 2009, between Oramed Ltd. and ADRES Advanced Regulatory Services Ltd. (incorporated by reference from our current report on Form 8-K filed April 22, 2009).

10.5	Agreement dated July 8, 2009, between our company and Hadasit Medical Services and Development Ltd. (incorporated by reference from our current report on Form 8-K filed July 9, 2009).

10.6 *	Joint Venture Agreement dated June 1, 2010, between Oramed Ltd. and Laser Detect Systems Ltd.

10.7	Manufacturing Supply Agreement dated July 5, 2010, between Oramed Ltd. and Sanofi-Aventis Deutschland GMBH (incorporated by reference from our current report on Form 8-K filed July 14, 2010).

(31)	Section 302 Certification

31.1 *	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification Statement of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification

32.1 *	Certification Statement of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

32.2 *	Certification Statement of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Registrant

Date: July 14, 2010	By:	/s/ Nadav Kidron

Nadav Kidron
President, Chief Executive Officer and Director

Date: July 14, 2010	By:	/s/ Yifat Zommer

Yifat Zommer
Chief Financial Officer