Form 10-K
period 2010-08-31
ORAMED PHARMACEUTICALS INC.
filed 2010-11-29
CIK 1176309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $15,857,742 based on a price of $0.41, being the last price at which the shares of the Registrant's common stock were sold on the OTC Bulletin Board prior to the end of the most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 58,756,535 shares issued and outstanding as of November 23, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ORAMED PHARMACEUTICALS, INC.

FORM 10-K

TABLE OF CONTENTS

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

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, the “Company”, and “Oramed” mean Oramed Pharmaceuticals Inc. and our subsidiary, Oramed Ltd., unless otherwise indicated.

DESCRIPTION OF BUSINESS

General

We are a pharmaceutical company engaged in the research and development of innovative pharmaceutical solutions, including an orally ingestible insulin capsule or tablet to be used for the treatment of individuals with diabetes, rectal application of insulin, use of orally ingestible capsules or tablets for delivery of other polypeptides and use of rectal application for delivery of other polypeptides.

Oral Insulin: We are seeking to revolutionize the treatment of diabetes through our proprietary flagship product, an orally ingestible insulin capsule (ORMD0801) currently in Phase 2 clinical trials. Our technology allows insulin to travel from the gastrointestinal tract via the portal vein to the bloodstream, revolutionizing the manner in which insulin is delivered. It enables its passage in a more physiological manner than current delivery methods of insulin.

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

Our research and development team has performed numerous animal studies to optimize the composition and functionality of their oral insulin (ORMD0801) modality and to demonstrate its safety and efficacy. Our studies have confirmed the feasibility of lowering blood glucose levels with an orally administered form of insulin that is both safe and effective.

Our technology is a platform that has the potential to deliver medications and vaccines orally that today can only be delivered via injection.

Diabetes: Diabetes is a disease in which the body does not produce or properly use insulin. Insulin is a hormone that causes sugar to be absorbed into cells, where the sugar is converted into energy needed for daily life. The cause of diabetes is attributed both to genetics (type 1 diabetes) and, most often, to environmental factors such as obesity and lack of exercise (type 2 diabetes).

According to the International Diabetes Federation ("IDF"), an estimated 285 million people worldwide currently live with diabetes. In the United States there are approximately 26.8 million people with diabetes, or 8.7% of the United States population. The IDF predicts that the number of people worldwide with diabetes will exceed 435 million in 2030 if the current rate of growth continues unchecked.

Diabetes now affects seven percent of the world’s adult population and claims four million lives every year. The disease is a leading cause of blindness, kidney failure, heart attack, stroke and amputation. Diabetes will cost the world economy at least $376 billion in 2010, or 11.6% of total world healthcare expenditure. By 2030, this number is projected to exceed $490 billion. More than 80% of diabetes spending is in the world’s richest countries and not in the poorer countries, where over 70% of people with diabetes now live.

The regions with the highest comparative prevalence rates are North America, where 10.2% of the adult population has diabetes, followed by the Middle East and North Africa with 9.3%. The regions with the highest number of people living with diabetes are the Western Pacific, where some 77 million people have diabetes and South East Asia with 59 million.

Each year seven million people develop diabetes.  The most dramatic increases in type 2 diabetes have occurred in populations where there have been rapid and major improvements in living standards, demonstrating the important role played by lifestyle factors and the potential for reversing the global epidemic.

Intellectual Property: We own a portfolio of patents and patent applications covering our technologies and we are aggressively protecting these technology developments on a worldwide basis.

Management: We are led by a highly-experienced management team knowledgeable in the treatment of diabetes. Our Chief Medical and Technology Officer, Miriam Kidron, PhD, is a world-recognized pharmacologist and a biochemist and the innovator primarily responsible for our Oral Insulin technology development and know-how.

Scientific Advisory Board: Our management team has access to our internationally recognized Scientific Advisory Board whose members are thought-leaders in their respective areas. The Advisory Board is comprised of Dr. Nir Barzilai, Professor Ele Ferrannini, Professor Avram Hershko, Dr. Derek LeRoith and Dr. John Amatruda.

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

If our oral insulin capsule or other drug delivery solutions show significant promise in clinical trials, we plan to ultimately seek a strategic commercial partner, or partners, with extensive experience in the development, commercialization, and marketing of insulin applications and/or other orally digestible drugs. We anticipate such partner or partners would be responsible for, or substantially support, late stage clinical trials (Phase III) to ensure regulatory approvals and registrations in the appropriate markets in a timely manner. We further anticipate that such partner, or partners, would also be responsible for sales and marketing of our oral insulin capsule in these markets. Such planned strategic partnership, or partnerships, may provide a marketing and sales infrastructure for our products as well as financial and operational support for global clinical trials, post marketing studies, label expansions and other regulatory requirements concerning future clinical development in the United States and elsewhere. Any future strategic partner, or partners, may also provide capital and expertise that would enable the partnership to develop new oral dosage form for other polypeptides. While our strategy is to partner with an appropriate party, no assurance can be given that any third party would be interested in partnering with us. Under certain circumstances, we may determine to develop one or more of our oral dosage form on our own, either world-wide or in select territories.

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

On November 15, 2007, we successfully completed animal studies in preparation for the Phase 1B clinical trial of our oral insulin capsule (ORMD 0801).  On January 22, 2008, we commenced non-FDA approved Phase 1B clinical trials with our oral insulin capsule, in healthy human volunteers with the intent of dose optimization.  On March 11, 2008, we successfully completed our Phase 1B clinical trials.

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

In May 2009, we commenced a non-FDA approved Phase 2B study in South Africa to evaluate the safety, tolerability and efficacy of our oral insulin capsule (ORMD 0801) on type 2 diabetic volunteers. On May 6, 2010, we reported that the capsule was found to be well tolerated and exhibited a positive safety profile. No cumulative adverse effects were reported throughout this first study of extended exposure to the capsule. We are considering whether and when to conduct an additional non-FDA approved Phase 2B study in India.

GLP-1 Analog: On September 16, 2008 we announced the launch of pre-clinical trials of ORMD 0901, a GLP-1 analog.  The pre-clinical trials include animal studies which suggest that the GLP-1 analog (exenatide -4) when combined with Oramed’s absorption promoters is absorbed through the gastrointestinal tract and retains its biological activity.

On September 9, 2009, we received approval from the Institutional Review Board (IRB) in Israel to commence human clinical trials of an oral GLP-1 Analog. The approval was granted after successful pre-clinical results were reported. The trials are being conducted on healthy volunteers at Hadassah University Medical Center in Jerusalem. We anticipate that the results of these trials will be released in the near future.

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

Raw Materials: Our oral insulin capsule is currently manufactured by Swiss Caps AG, under a Clinical Trail Manufacturing Agreement.

On July 5, 2010, our subsidiary entered into a Manufacturing Supply Agreement (MSA) with Sanofi-Aventis Deutschland GMBH ("sanofi-aventis"). According to the MSA, sanofi-aventis will supply our subsidiary with specified quantities of recombinant human insulin to be used for clinical trials in the USA.

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

Patents and Licenses

We maintain a proactive intellectual property strategy which includes patent filings in multiple jurisdictions, including the United States and other commercially significant markets. We hold 34 patent applications currently pending with respect to various compositions, methods of production oral administration of proteins and exenatide. Expiration dates for pending patents will in 2026 – 2028.

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

On October 30, 2006, we entered into a Clinical Trial Manufacturing Agreement with Swiss Caps AG (“Swiss”), pursuant to which Swiss currently manufactures the oral insulin capsule developed by us.

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

On May 2, 2010, we entered into an additional agreement with SAFC Pharma, a division of the Sigma-Aldrich Corporation, to develop a process to produce one of our oral capsule ingredients.

On July 5, 2010, our subsidiary entered into a Manufacturing Supply Agreement (MSA) with Sanofi-Aventis Deutschland GMBH ("sanofi-aventis"). According to the MSA, sanofi-aventis will supply our subsidiary with specified quantities of recombinant human insulin to be used for clinical trials in the USA.

Out-Licensed Technology

On June 1, 2010, our subsidiary, Oramed Ltd., entered into an agreement with D.N.A Biomedical Solutions Ltd (formerly, Laser Detect Systems Ltd),, an Israeli company listed on the Tel Aviv Stock Exchange ("D.N.A"), for the establishment of a new company to be called Entera Bio Ltd. ("Entera").

Under the terms of a license agreement that was entered into between Oramed and Entera, we will out-license technology to Entera, on an exclusive basis, for the development of oral delivery drugs for certain indications to be agreed upon between the parties.  The out-licensed technology differs from our main delivery technology that is used for oral insulin and GLP 1 Analog and is subject to different patent applications. Entera's initial development effort will be an oral formulation for the treatment of osteoporosis. The license will be royalty-free unless our ownership interest in Entera decreases to 30% or less of its outstanding share capital, in which case royalties will be payable with respect to revenues derived from certain indications. Under certain circumstances, Entera may receive ownership of the licensed technology, in which case we would receive a license back on the same terms.

D.N.A invested $600,000 in Entera in two parts of $400,000 in August 2010 and $200,000 in November 2010, and Entera is owned in equal parts by Oramed and D.N.A, subject to dilution by future issuances of shares. Entera's Chief Executive Officer, Dr. Phillip Schwartz, will be granted options to purchase ordinary shares of Entera, reflecting 9.9% of Entera's share capital, upon full exercise. In the event that Entera has not obtained third-party financing by June 1, 2011, or such other date mutually agreed upon by the parties, each of Oramed and D.N.A will be required to make a capital contribution to Entera in the amount of $150,000.

Mr. Zeev Bronfeld, who is one of D.N.A's controlling shareholders, holds approximately 10.71% of our outstanding common stock (see "Securities Ownership of Certain Beneficial Owners and Management").

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

Competition for our Oral Insulin Capsule

We anticipate the oral insulin capsule to be a competitive diabetes drug because of its anticipated efficacy and safety profile. The following are treatment options for type 1 and type 2 diabetic patients:

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

We maintain a scientific advisory board consisting of internationally recognized scientists who advise us on scientific and technical aspects of our business. The scientific advisory board meets periodically to review specific projects and to assess the value of new technologies and developments to us.  In addition, individual members of the scientific advisory board meet with us periodically to provide advice in particular areas of expertise. The scientific advisory board consists of the following members, information with respect to whom is set forth below: Professor Avram Hershko, Dr. Nir Barzilai, Professor Ele Ferrannini, Dr. Derek LeRoith and Dr. John Amatruda.

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

Dr. John Amatruda joined the Oramed Scientific Advisory Board in February 2010. He graduated from Yale University, received his MD degree from the Medical College of Wisconsin and did his internship and residency in Internal Medicine and Fellowship in Endocrinology and Metabolism at The Johns Hopkins Hospital.  He is board certified in Internal Medicine and Endocrinology and Metabolism and continues to see patients. Dr. Amatruda was a Professor of Medicine at The University of Rochester School of Medicine where he was head of the Clinical Research Center, fully funded as principle investigator on two NIH grants, and acting Head of the Endocrine Metabolism Unit. From 1992 to 2002, he started and ran a drug discovery group at Bayer Corp where he served as Vice President and Therapeutic Area Research Head, as well as a Professor of Medicine Adjunct at Yale University School of Medicine. He assisted in the approval of Acarbose and his group put several compounds into clinical development including the first glucagon receptor antagonist. From 2002 to 2009, Dr. Amatruda held various positions at Merck, including Vice President and Therapeutic Area Head for Metabolism and Atherosclerosis and acting Therapeutic Area head for Cardiovascular. These groups filed NDAs for Vytorin, Januvia and Janumet. Most recently Dr. Amatruda was Senior Vice President and Franchise Head for Diabetes and Obesity and a member of the Research Management Committee at Merck. Dr. Amatruda is an author on over 150 papers, abstracts, reviews and book chapters, primarily in the areas of insulin action in vitro systems and in clinical diabetes and obesity.

Employees

We have been successful in retaining the experienced personnel involved in our research and development program. In addition, we believe we have successfully recruited clinical/regulatory, quality assurance and other personnel needed to advance through clinical studies or have engaged the services of experts in the field for these requirements.  As of August 31, 2010, we contracted eight individuals through employment or consulting agreements. Of our staff, two are senior management, four are engaged in research and development work, and the remaining are involved in administration work.

Facilities

Our principal executive offices are comprised of approximately 117 square meters of office space located in Givat-Ram, Jerusalem, Israel. The lease commenced on October 1, 2007 and is for a period of 51 months. The aggregate annual base rental fee for this space is $7,532. We believe that our existing facilities are suitable and adequate to meet our current business requirements.  In the event that we should require additional or alternative facilities, we believe that such facilities can be obtained on short notice at competitive rates.

Corporate History

Oramed was incorporated on April 12, 2002, in the State of Nevada under the name Iguana Ventures Ltd. Following the incorporation, we were an exploration stage company engaged in the acquisition and exploration of mineral properties. We were unsuccessful in implementing its business plan as a mineral exploration company. Accordingly, we decided to change the focus of our business by completing a share exchange with the shareholders of Integrated Security Technologies, Inc., a New Jersey private corporation (“ISTI”). On June 4, 2004, we changed our name to Integrated Security Technologies by filing a Certificate of Amendment with the Nevada Secretary of State.  Effective June 14, 2004 we effected a 3.3:1 forward stock split, increasing the amount of authorized capital to 200,000,000 shares of common stock with the par value of $.001 per share.  However, due to disappointing results, we terminated the share exchange agreement with the shareholders of ISTI.

On March 8, 2006, we executed an agreement with Hadasit Medical Services and Development Ltd. (“Hadasit”) to acquire provisional patent application No. 60/718716 and related intellectual property.  The provisional patent application No. 60/718716 relates to a method of preparing insulin so that it may be taken orally to be used in the treatment for the treatment of individuals with diabetes.  On April 10, 2006, we changed our name from Integrated Security Technologies, Inc. to Oramed Pharmaceuticals Inc.  On August 31, 2006, based on provisional patent application No. 60/718716, we filed a patent application under the Patent Cooperation Treaty at the Israel Patent Office for “Methods and Compositions for Oral Administration of Proteins.”

ITEM 1A – RISK FACTORS

An investment in our securities involves a high degree of risk.  You should consider carefully the following information about these risks, together with the other information contained in this Annual Report on Form 10-K before making an investment decision.  Our business, prospects, financial condition, and results of operations may be materially and adversely affected as a result of any of the following risks.  The value of our securities could decline as a result of any of these risks.  You could lose all or part of your investment in our securities. Some of the statements in “Risk Factors” are forward looking statements.

Risks Related to Our Business

There is substantial doubt as to our ability to continue as a going concern.

Our financial statements were prepared on the assumption that we will continue as a going concern. We estimate that our cash reserves will not be sufficient to permit us to continue at our anticipated level of operations for our fiscal year ending August 31, 2011. During 2011, we plan to increase research and development, product development, and administrative expenses relating to our business, including expenses related to research and development related to our oral delivery platform. We intend to use our cash reserves, as well as other funds in the event that they shall become available on commercially reasonable terms, to finance these activities and other activities described herein, although we can provide no assurance that these additional funds will be available in the amounts or at the times we may require. If sufficient capital is not available, we would likely be required to scale back or terminate our research and development efforts.  See “Risk Factors — We will need substantial additional capital in order to satisfy our business objectives.”

We will need substantial additional capital in order to satisfy our business objectives.

To date, we have financed our operations principally through offerings of securities exempt from the registration requirements of the Securities Act. We believe that our available resources and cash flow will be sufficient to meet our anticipated working capital needs for a minimum of six months from the date of this Annual Report on Form 10-K. We estimate that we will require substantial additional financing at various intervals in order to continue our research and development programs, including significant requirements for operating expenses including intellectual property protection and enforcement, for pursuit of regulatory approvals, and for commercialization of our products. We can provide no assurance that additional funding will be available on a timely basis, on terms acceptable to us, or at all.  In the event that we are unable to obtain such financing, we will not be able to fully develop and commercialize our technology. Our future capital requirements will depend upon many factors, including:

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

We are a development stage company with no revenues from our research and development activities. Consequently, we have incurred net losses and negative cash flows since inception. We currently have no product revenues, and may not succeed in developing or commercializing any products which could generate product or licensing revenues. We do not expect to have any products on the market for several years. In addition, development of our product candidates requires a process of pre-clinical and clinical testing, during which our products could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we will not be able to market our product candidates.  Eventual profitability will depend on our success in developing, manufacturing, and marketing our product candidates. As of August 31, 2010 and August 31, 2009, we had working capital of $938,225 and $2,805,733, respectively, and stockholders’ equity of $830,272 and $2,746,192, respectively. We generated no revenues to date. For the period from our inception on April 12, 2002 through August 31, 2010, the year ended August 31, 2010 and the year ended August 31, 2009, we incurred net losses of $(12,986,054), $(2,977,376), and $(2,760,474), respectively.  We may never achieve profitability and expect to incur net losses in the foreseeable future. See “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

We are dependent on outside vendors for our entire supply of the oral insulin capsule. While we believe that there are numerous sources of supply available, if the third party suppliers were to cease production or otherwise fail to supply us with quality raw materials in sufficient quantities on a timely basis and we were unable to contract on acceptable terms for these services with alternative suppliers, our ability to produce our products and to conduct testing and clinical trials would be materially adversely affected

We are highly dependent upon our ability to enter into agreements with collaborative partners to develop, commercialize, and market our products.

Our long-term strategy is to ultimately seek a strategic commercial partner, or partners, such as large pharmaceutical companies, with extensive experience in the development, commercialization, and marketing of insulin applications and/or other orally digestible drugs. We anticipate such partner or partners would be responsible for, or substantially support, late stage clinical trials (Phase III) and sales and marketing of our oral insulin capsule and other products. Such planned strategic partnership, or partnerships, may provide a marketing and sales infrastructure for our products as well as financial and operational support for global clinical trials, post marketing studies, label expansions and other regulatory requirements concerning future clinical development in the United States and elsewhere.

While our strategy is to partner with an appropriate party, no assurance can be given that any third party would be interested in partnering with us.  We currently lack the resources to manufacture any of our product candidates on a large scale and we have no sales, marketing or distribution capabilities.  In the event we are not able to enter into a collaborative agreement with a partner or partners, on commercially reasonable terms, or at all, we may be unable to commercialize our products, which would have a material adverse effect upon our business, prospects, financial condition, and results of operations.

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

We were originally incorporated on April 12, 2002 as an exploration stage company engaged in the acquisition and exploration of mineral properties. We were unsuccessful in implementing its business plan as a mineral exploration company and became a public shell company.  On May 27, 2004, we executed a share exchange with the shareholders of Integrated Security Technologies, Inc., a New Jersey private corporation (“ISTI”).  However, due to disappointing results, on May 31, 2005, effective as of May 27, 2004 we terminated the share exchange agreement with the shareholders of ISTI, and we again became a public shell company.  We remained a public shell company until March 8, 2006, when we became a pharmaceutical company engaged in the development of innovative pharmacological solutions.

We face substantial risks associated with being a former public shell company, including absence of accurate or adequate public information concerning the public shell company; undisclosed liabilities; improper accounting; claims or litigation from former officers, directors, employees or stockholders; contractual obligations; and regulatory requirements.   Although management performed due diligence on us, there can be no assurance that such risks do not occur. The occurrence of any such risk could materially adversely affect our financial condition.

Entera Ltd., our new joint venture with D.N.A, may not be successful

Our transaction with D.N.A, Entera Ltd., may not realize all of its intended benefits. In connection with Entera
•           we may be required to contribute additional funds to Entera to enable its continued operations;
•           we may have difficulties in retaining key employees who are necessary to manage the new company; and
•           there can be no assurance that Entera’s operations will ever result in profits that are distributed to us as shareholders.

Moreover, because Entera is a 50% held company, we do not have complete control over its operations, including business decisions which may impact Entera’s profitability.

Healthcare policy changes, including pending proposals to reform the U.S. healthcare system, may harm our future business.

Healthcare costs have risen significantly over the past decade. There have been and continue to be proposals by legislators, regulators and third-party payors to keep these costs down. Certain proposals, if passed, would impose limitations on the prices we will be able to charge for the products that we are developing, or the amounts of reimbursement available for these products from governmental agencies or third-party payors. These limitations could in turn reduce the amount of revenues that we will be able to generate in the future from sales of our products and licenses of our technology.

Recently, the United States Congress enacted and President Obama signed into law healthcare reform legislation that may significantly impact the pharmaceutical industry. In addition to requiring most individuals to have health insurance and establishing new regulations on health plans, this legislation will require discounts under the Medicare drug benefit program and increased rebates on drugs covered by Medicaid. In addition, the legislation imposes an annual fee, which will increase annually, on sales by branded pharmaceutical manufacturers starting in 2011. The financial impact of these discounts, increased rebates and fees and the other provisions of the legislation on our business is unclear and there can be no assurance that our business will not be materially adversely affected. In addition, these and other ongoing initiatives in the United States have  increased and will continue to increase pressure on drug pricing. The announcement or adoption of any such initiative could have an adverse effect on potential revenues from any product that we may successfully develop.

Various healthcare reform proposals have also emerged at the state level. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower the future revenues for the products we are developing and adversely affect our future business, possibly materially.

Risks Related to our Common Stock

As the market price of our common stock may fluctuate significantly, this may make it difficult for you to sell your shares of common stock when you want or at prices you find attractive.

The price of our common stock is quoted on the over-the-counter bulletin board ("OTCBB") and constantly changes. In recent years, the stock market in general has experienced extreme price and volume fluctuations. We expect that the market price of our common stock will continue to fluctuate. These fluctuations may result from a variety of factors, many of which are beyond our control. These factors include:

•           Clinical trial results and the timing of the release of such results,

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

If our common stock is deemed to be a “penny stock,” it may make it more difficult for investors to sell their shares due to suitability requirements. Low-priced stocks are sometimes the subject of fraud and abuse.

The Securities and Exchange Commission, or the SEC, has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions, such as if the issuer of the security has net tangible assets in excess of $2,000,000. The market price of our common stock is currently less than $5.00 per share andour net tangible assets as of August 31, 2009 are less than $2,000,000.  Therefore, our common stock is currently a “penny stock” according to SEC rules. Designation as a "penny stock" requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser, furnish the customer a document describing the risks of investing in penny stocks and send monthly account statements showing the market value of each penny stock held in the customer’s account. These rules may restrict the ability of brokers or dealers to sell penny stocks.

You should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These could affect low-priced stocks, such as ours, even if they do not qualify as "penny stocks" under the SEC rules.  Such patterns include:

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

We are aware of the abuses that have occurred in the market for low-priced stocks. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, we will strive within the confines of practical limitations to prevent such abuses with respect to our common stock.

Future sales of our common stock by our existing stockholders could adversely affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur.  These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Currently, we have outstanding 58,756,535 shares of common stock.  Of these shares, 35,741,879 shares, are freely tradable.  Giving effect to the exercise in full of all of our outstanding warrants and options, we would have outstanding 72,650,218 shares of common stock.

Our issuance of warrants and options to investors, employees and consultants may have a negative effect on the trading prices of our common stock as well as a dilutive effect.

We have issued and may continue to issue warrants, options and convertible notes at, above or below the current market price. As of August 31, 2010, we had outstanding 15,584,897 warrants and options (18,017,697 as of August 31, 2009). In addition to the dilutive effect of a large number of shares and a low exercise price for the warrants and options, there is a potential that a large number of underlying shares may be sold in the open market at any given time, which could place downward pressure on the trading of our common stock.

Because we will not pay cash dividends, investors may have to sell shares in order to realize their investment.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Any credit agreements which we may enter into with institutional lenders or otherwise may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and any other factors that our board of directors decides is relevant. See “Market Price and Dividends” and “Description of Common Stock”.

Our shares of common stock are not listed for trading on a national securities exchange.

Our common stock currently trades on the OTCBB and is not listed for trading on any national securities exchange. Investments in securities trading on the OTCBB are generally less liquid than investments in securities trading on a national securities exchange. The failure of our shares to be approved for trading on a national securities exchange may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

Our principal executive offices are comprised of approximately 117 square meters of office space located in Givat-Ram, Jerusalem, Israel. The lease commenced on October 1, 2007 and is for a period of 51 months. The aggregate annual base rental fee for this space is $7,532. We believe that our existing facilities are suitable and adequate to meet our current business requirements.  In the event that we should require additional or alternative facilities, we believe that such facilities can be obtained on short notice at competitive rates.

ITEM 3 - LEGAL PROCEEDINGS

From time to time we may become subject to litigation incidental to our business. We are not currently a party to any material legal proceedings.

ITEM 4 - [REMOVED AND RESERVED]

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for our Common Stock

Our common stock is quoted on the OTCBB under the symbol “ORMP.OB”. The quarterly high and low reported bid prices for our common stock as quoted on the OTCBB for the periods indicated are as follows:

	High	Low
Year Ended August 31, 2009
Three Months Ended November 30, 2008	$0.76	$0.36
Three Months Ended February 28, 2009	$0.52	$0.25
Three Months Ended May 31, 2009	$0.62	$0.20
Three Months Ended August 31, 2009	$0.59	$0.40

Year Ended August 31, 2010
Three Months Ended November 30, 2009	$0.64	$0.43
Three Months Ended February 28, 20010	$0.48	$0.37
Three Months Ended May 31, 20010	$0.55	$0.41
Three Months Ended August 31, 20010	$0.51	$0.36

The foregoing quotations were provided by Yahoo! Finance and the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  The last reported bid price per share of common stock as quoted on the OTCBB was $0.32 on November 22, 2010.

Holders

As of November 23, 2010, there were 58,565,535 shares of our common stock issued and outstanding that are held of record by 59 registered stockholders. We believe that a number of stockholders hold their shares of our common stock in brokerage accounts and registered in the name of stock depositories.

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

Recent Sales of Unregistered Securities

On November 9, 2010, we issued 253,714 shares of our common stock to Swiss Cap AG as remuneration for services rendered during 2010, in the amount of $88,880.   The shares were sold in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act. No underwriters were involved in the transaction or received any commissions or other compensation.

On November 16, 2010, we consummated a private placement by selling 937,500 units at a purchase price of $0.32 per unit for a total consideration of $300,000. Each unit consisted of one share of common stock and 0.35 share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock for a period of 5 years at an exercise price of $0.50. The private placement was exempt from registration pursuant to Section 4(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fiscal year ended August 31, 2010.

Securities Authorized for Issuance under Equity Compensation Plans

2006 Stock Option Plan

On October 15, 2006, our board of directors adopted the 2006 Stock Option Plan (the “2006 Plan”) in order to attract and retain quality personnel. Under the 2006 Plan, 3,000,000 shares have been reserved for the grant of options by the board. In addition, under the terms of the 2006 Plan, options that have expired or been terminated for any reason prior to being exercised may be reissued.  As of August 31, 2010, options with respect to 1,700,000 shares were outstanding under the 2006 Plan, which amount reflects the aggregate grant of options with respect to 3,350,000 shares, of which 1,650,000 expired through August 31, 2010.

2008 Stock Incentive Plan

On May 5, 2008, our board of directors adopted the 2008 Stock Incentive Plan (the “2008 Plan”) in order to attract and retain quality personnel. The 2008 Plan provides for the grant of stock options, restricted stock, restricted stock units and stock appreciation rights, collectively referred to as “awards.” Stock options granted under the Plan may be either incentive stock options under the provisions of Section 422 of the Internal Revenue Code, or non-qualified stock options. Incentive stock options may be granted only to our employees or our parent or subsidiary. Awards other than incentive stock options may be granted to employees, directors and consultants. Under the 2008 Plan, 8,000,000 shares have been reserved for the grant of options, which may be issued at the discretion of our board of directors from time to time. As of August 31, 2010, options with respect to 6,739,200 shares have been granted under the 2008 Plan, 978,000 of which have been forfeited.

Other

On August 14, 2007 we granted Dr. Miriam Kidron options to purchase up to 3,361,360 shares at an exercise price of $0.001; the options vested immediately and have an expiration date of August 14, 2012. These options are not governed by any of the plans detailed above.

The following table sets forth information with respect to our equity compensation plans as of August 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weight-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

	(A)	(B)	(C)

Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	10,822,560	$0.25	3,538,000

Total	10,822,560	$0.25	3,538, 800

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited Financial Statements and Notes thereto for the years ended August 31, 2010 and 2009.

Overview of Operations

We are a pharmaceutical company engaged in the research and development of innovative pharmaceutical solutions, including an orally ingestible insulin pill to be used for the treatment of individuals with diabetes, rectal application of insulin, flu vaccines, use of orally ingestible pills for delivery of other polypeptides and use of rectal application for delivery of other polypeptides.

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

Long Term Business Strategy

If our oral insulin capsule or other drug delivery solutions show significant promise in clinical trials, we plan to ultimately seek a strategic commercial partner, or partners, with extensive experience in the development, commercialization, and marketing of insulin applications and/or other orally digestible drugs. We anticipate such partner or partners would be responsible for, or substantially support, late stage clinical trials (Phase III) to ensure regulatory approvals and registrations in the appropriate markets in a timely manner. We further anticipate that such partner, or partners, would also be responsible for sales and marketing of our oral insulin capsule in these markets. Such planned strategic partnership, or partnerships, may provide a marketing and sales infrastructure for our products as well as financial and operational support for global clinical trials, post marketing studies, label expansions and other regulatory requirements concerning future clinical development in the United States and elsewhere. Any future strategic partner, or partners, may also provide capital and expertise that would enable the partnership to develop new oral dosage form for other polypeptides. While our strategy is to partner with an appropriate party, no assurance can be given that any third party would be interested in partnering with us. Under certain circumstances, we may determine to develop one or more of our oral dosage form on our own, either world-wide or in select territories.

Other Planned Strategic Activities

In addition to developing our own oral dosage form drug portfolio, we are, on an on-going basis, considering in-licensing and other means of obtaining additional technologies to complement and/or expand our current product portfolio. Our goal is to create a well-balanced product portfolio that will enhance and compliment our existing drug portfolio.

Results of Operations

Going concern assumption

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have net losses for the period from inception (April 12, 2002) through August 31, 2010 of $12,986,054, as well as negative cash flow from operating activities. Based upon our existing spending commitments, estimated at $5.2 million for the twelve months following September 1, 2010, and our cash availability, we do not have sufficient cash resources to meet our liquidity requirements through August 31, 2011. Accordingly, these factors raise substantial doubt about our ability to continue as a going concern. Management is in the process of evaluating various financing alternatives as we will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

The financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

Critical accounting policies

Our significant accounting policies are more fully described in the notes to our consolidated financial statements. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

We account for share based payments in accordance with the guidance that requires awards classified as equity awards be accounted for using the grant-date fair value method. The fair value of share-based payment transactions is recognized as an expense over the requisite service period, net of estimated forfeitures. We estimated forfeitures based on historical experience and anticipated future conditions.

We elected to recognize compensation cost for an award with only service conditions that has a graded vesting schedule using the accelerated method based on the multiple-option award approach.

When stock options are granted as consideration for services provided by consultants and other non-employees, the transaction is accounted for based on the fair value of the consideration received or the fair value of the stock options issued, whichever is more reliably measurable, pursuant to the guidance. The fair value of the options granted is measured on a final basis at the end of the related service period and is recognized over the related service period using the straight-line method.

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

Regarding our subsidiary, Oramed Ltd., the guidance  prohibits the recognition of deferred tax liabilities or assets that arise from differences between the financial reporting and tax bases of assets and liabilities that are measured from the local currency into dollars using historical exchange rates, and that result from changes in exchange rates or indexing for tax purposes. Consequently, the abovementioned differences were not reflected in the computation of deferred tax assets and liabilities.

The following table summarizes certain statements of operations data for us for the twelve months period ended August 31, 2010 and 2009:

	Year ended

Operating Data:	August 31, 2010	August 31, 2009

Research and development expenses, net	$1,463,886	$1,574,074
General and administrative expenses	1,508,667	1,210,044
Financial income, net	(10,148)	(21,047)
Loss before taxes on income	(2,962,405)	(2,763,071)
Taxes on income	14,971	(2,597)
Net loss for the period	$(2,977,376)	$(2,760,474)

Loss per common share – basic and diluted	$(0.05)	$(0.05)
Weighted average common shares outstanding	57,389,991	56,645,820

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

Clinical activities which relate principally to clinical sites and other administrative functions to manage our clinical trials are performed primarily by contract research organizations, or CROs. CROs typically perform most of the start-up activities for our trials, including document preparation, site identification, screening and preparation, pre-study visits, training, and program management.

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

In August 2009, Oramed Ltd., our wholly owned Israeli subsidiary, was awarded a government grant amounting to a total net amount of NIS 3.1 million (approximately $813,000), from the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of Israel, or the OCS. This grant was used for research and development expenses for the period of February 2009 to June 2010. The grant is subject to repayment according to the terms determined by the OCS and applicable law.  See "—Government Grants" below. The funds were designated and used by Oramed Ltd. to support further R&D and clinical study of its oral insulin capsule and Oral GLP1-Analog.

During the year ended August 31, 2010, research and development expenses totaled $1,463,886, compared to $1,574,074 for the year ended August 31, 2009. The decrease is mainly attributable to a decrease in purchase of clinical materials. The research and development costs include stock based compensation costs, which during the year ended August 31, 2010, totaled $341,203 as compared to $264,861 during the year ended August 31, 2009.

Government Grants

The Government of Israel encourages research and development projects through the OCS, pursuant to the Law for the Encouragement of Industrial Research and Development, 1984, as amended, commonly referred to as the “R&D Law”.  Under the R&D Law, a research and development plan that meets specified criteria is eligible for a grant of up to 50% of certain approved research and development expenditures. Each plan must be approved by the OCS.

In the years ended August 31, 2010 and 2009, we recognized research and development grants in an amount of $350,198 and $400,405, respectively. As of August 31, 2010, we had no contingent liabilities to the OCS.

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

For the year ended August 31, 2010, general and administrative expenses totaled $1,508,667 compared to $1,210,044 for the year ended August 31, 2009. Costs incurred related to general and administrative activities during the year ended August 31, 2010 reflect an increase of professional, legal and consulting expenses and an increase in business development costs. During the year ended August 31, 2010, as part of our general and administrative expenses, we incurred $466,623 related to stock options granted to employees and consultants, as compared to $288,338 during the year ended August 31, 2009.

Financial income/expense, net

During the year ended August 31, 2010, we generated interest income on available cash and cash equivalents balance which were offset by bank charges. During the year ended August 31, 2009, we incurred imputed interest expenses on convertible notes issued as well as bank charges.

The decrease in the interest income for the year ending August 31, 2010 as compared with the year ended August 31, 2009 is attributable to the decrease in interest rates in both the United States and the State of Israel, and to decrease in cash and cash equivalents.

Liquidity and Capital Resources

Since inception through August 31, 2010, we incurred losses in an aggregate amount of $12,986,054. We have financed our operations through the private placements of equity and debt financing, raising a total of $8,308,785, net of transaction costs. We will seek to obtain additional financing through similar sources. As of August 31, 2010, we had $1,199,638 of available cash as well as $100,000 in short term interest bearing investments. We anticipate that we will require approximately $5.2 million to finance our activities during the twelve months following September 1, 2010.

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

During our fiscal years 2009 and 2010 we issued 1,312,515 common shares to various third party vendors for services rendered.  The aggregate value of those shares was approximately $589,000.   Subsequent to our year-ended August 31, 2010, we issued an addition 253,714 shares of common stock valued at $88,880 to a third party for services rendered.  We also consummated a private placement by selling 937,500 units at a purchase price of $0.32 per unit for a total consideration of $300,000. Each unit consisted of one share of common stock and 0.35  share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock for a period of 5 years at an exercise price of $0.50.

Employee's and Consultant’s Stock Options and Warrants

Employee and consultant stock options grant and warrant issuance activities for the fiscal year 2010 include the following:

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

•              On July 8, 2010, 300,000 options were granted to a director at an exercise price of $0.48 per share. The options vest in three equal annual installments commencing on July 8, 2011 and will expire on July 7, 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Planned Expenditures

The estimated expenses referenced herein are in accordance with our business plan. Since our technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the twelve months beginning September 1, 2010 are as follows:

Category	Amount

Research & Development, net of OCS funds	$4,033,000
General & Administrative expenses	1,204,000
Finance income, net	2,000
Total	$5,239,000

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

See Item 15.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a)           Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2010. Based on such review, our chief executive officer and chief financial officer have determined that in light of their conclusion with respect to the effectiveness of our internal control over our financial reporting as of such date, that the company did not have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of August 31, 2010 based on the framework for Internal Control-Integrated Framework set forth by The Committee of Sponsoring Organizations of the Treadway Commission. Due to the inherent limitations of our company, derived from our small size and the limited number of employees, management evaluation concluded that there is a material weakness with respect to segregation of duties that may not provide reasonable assurance regarding the reliability of internal control over financial reporting and may not prevent or detect misstatements. Specifically, our CFO serves as our only qualified internal accounting and financial reporting personnel and as such performs all accounting and financial reporting functions without the benefit of independent checks, confirmations or backup other than bookkeeping functions performed by an outside accounting firm. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on this evaluation, our management concluded that the Company's internal controls over financial reporting were not effective as of August 31, 2010 at a reasonable assurance level.

During the year ended August 31, 2010, management started an extensive program of documenting all processes related to the financial reporting, in order to strengthen our internal controls over financial reporting in order to reasonably ensure the reliability of financial reporting and the preparation of financial statements.

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

(c)      Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the quarter ended August 31, 2010 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information with respect to the individuals who are our directors, executive officers and significant employees.

Name	Age	Position

Nadav Kidron	36	President, Chief Executive Officer and Director

Miriam Kidron	69	Chief Medical and Technology Officer and Director

Leonard Sank	45	Director

Harold Jacob	56	Director and member of the Scientific Advisory Board

Michael Berelowitz	66	Director

Yifat Zommer	36	Chief Financial Officer, Treasurer and Secretary

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

Mr. Nadav Kidron was appointed as President, Chief Executive Officer and director in March 2006. From 2003 to 2006, he was the managing director at the Institute of Advanced Jewish Studies – Bar Ilan University. From 2001 to 2003, he was a legal intern at Wine Mishaiker and Erenstof Law Offices in Jerusalem, Israel. Mr. Kidron holds an LLB from Bar – Ilan University and is currently enrolled in the International MBA program at Bar – Ilan University.

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

Mr. Leonard Sank was appointed as a director in October 2007. Mr. Sank is a South African entrepreneur and business man who is devoted to entrepreneurial endeavors and initiatives. He has over 20 years of experience playing important leadership roles in developing businesses. He was a director in Eastvaal Motor Group, a diversified retail motor business. He was a also director in Vecto Finance, a credit lending business. He has also served as a director of Macsteel Service Centres SA Pty Ltd., South Africa’s largest private company.   He also serves on the board of local non-profit charity organizations in Cape Town, where he resides.

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

Dr. Michael Berelowitz was appointed as a director on June 1, 2010. Since 2009, Dr. Berelowitz has served as Senior Vice President and Head of Clinical Development and Medical Affairs in the Specialty Care Business Unit at Pfizer, Inc. From 1996 to 2009 he served in various roles at Pfizer, Inc., beginning as a Medical Director in the Diabetes Clinical Research team and then assuming positions of increasing responsibility until being appointed to his present role. Prior to that, Dr. Berelowitz spent a number of years in academia. Among his public activities, Dr. Berelowitz has served on the board of directors of the American Diabetes Association, the Clinical Initiatives Committee of the Endocrine Society, and has chaired the Task Force on Research of the New York State Council on Diabetes. He has also served on several editorial boards, including the Journal of Clinical Endocrinology and Metabolism and Endocrinology, Reviews in Endocrine and Metabolic Disorders and Clinical Diabetes. Dr. Berelowitz has authored and co-authored more than 100 peer-reviewed journal articles and book chapters in the areas of pituitary growth hormone regulation, diabetes and metabolic disorders.

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

Board of Directors

There are no agreements with respect to the election of directors.  Each director is elected for a period of one year at our annual meeting of stockholders and serves until the next such meeting and until his or her successor is duly elected.  The board of directors may also appoint additional directors up to a maximum of fifteen directors. A director so chosen or appointed will hold office until the next annual meeting of stockholders. The board of directors has determined that Leonard Sank, Harold Jacob and Michael Berelowitz are independent as defined under the rules promulgated by the NASDAQ Stock Market. For the past three years, we have not held an annual meeting of stockholders. We intend to hold an annual meeting of stockholders during fiscal year 2011.

Board Meeting Attendance

During the year ended August 31, 2010, our board held six meetings and took actions by written consent on 13 occasions.  No incumbent director of the meeting attended fewer than 75% of the aggregate of: (i) the total number of meetings of the board (during the period for which such director served as a director); and (ii) the total number of meetings held by all committees of the board on which such director served (during the period for which such director served on such committees). Board members are encouraged to attend our annual meetings of stockholders.

Committees

As of August 31, 2010 the Board has not established any committees. The Board intends to establish an audit and compensation committee during the year ending August 31, 2011. The Board has not established a nominating committee because it believes that the Board, of which three of its five members are independent directors, is qualified to fulfill that function.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to us during fiscal year 2010, we believe that during fiscal year 2010,  our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Code of Ethics

We have adopted a Code of Ethics for our officers, directors and employees. A copy of the Code of Ethics is located at our website at www.oramed.com.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned during the years ended August 31 2009 and 2010 by our President and Chief Executive Officer, our Chief Medical and Technology Officer, our Chief Financial Officer and former Chief Financial Officer (the “Named Executive Officers”):

	Year	Salary	Option Awards	All Other Compensation	Total
Name and Principal		($)	($)	($)	($)
Position	(1)		(2)	(3)
Nadav Kidron President and CEO and director (4)	2010	159,919	236,344	10,783	407,046
	2009	155,359	153,855	15,474	324,688

Miriam Kidron Chief Medical and Technology Officer and director (5)(6)	2010	160,092	236,344	7,727	404,163
	2009	154,983	153,855	11,539	320,377

Yifat Zommer CFO, Treasurer and Secretary (7)	2010	76,896	81,803	26,979	185,678
	2009	20,468	19,946	11,245	51,659

Chaime Orlev CFO and Secretary(8)	2009	59,300	Nil	25,544	84,844

1	The information is provided for each fiscal year which begins on September 1 and ends on August 31.
2
The amounts reflect the compensation expense in accordance with FAS 123(R) of these option awards. The assumptions used to determine the fair value of the option awards for fiscal years ended August 31, 2010 and 2009 are set forth in the notes to of our audited consolidated financial statements included in our Form 10-K for fiscal year ended August 31, 2010. Our Named Executive Officers will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.

3	See All Other Compensation Table below.
4
Mr. Kidron was appointed as our President, CEO and Director on March 8, 2006 and receives compensation from our subsidiary through KNRY, an Israeli entity owned by Mr. Kidron. See “Employment and Consulting Agreements.”

5
Dr. Kidron was appointed as our Chief Medical and Technology Officer and Director on March 8, 2006 and receives compensation from our subsidiary through KNRY, an Israeli entity owned by Mr. Kidron. See “Employment and Consulting Agreements.”

6	See “Certain Relationships and Related Transactions and Director Independence” for a description of management fees received by Dr. Kidron from Hadasit.
7	Ms. Zommer was appointed as our CFO, Treasurer and Secretary on April 19, 2009.
8	Mr. Orlev served as our CFO and Secretary from May 1, 2008 through March 31, 2009.

All Other Compensation Table

All Other Compensation amounts in the Summary Compensation Table consist of the following:

Name	Year	Automobile Related Expenses ($)	Manager’s Insurance * ($)	Education Fund* ($)	Total ($)
Nadav Kidron	2010	10,783	Nil	Nil	10,783
Miriam Kidron	2010	7,727	Nil	Nil	7,727
Yifat Zommer	2010	9,814	11,466	5,699	26,979

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options and stock awards held by the Named Executive Officers as of August 31, 2010.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Nadav Kidron	850,000	(1)	-		0.45	08/01/12
	720,000	(2)	144,000	(2)	0.54	05/06/18
	864,000	(5)	612,000	(2)	0.49	04/20/20
Miriam Kidron	3,361,360	(3)	-		0.001	08/13/12
	850,000	(1)	-		0.45	08/01/12
	720,000	(2)	144,000	(2)	0.54	05/06/18
	864,000	(5)	612,000	(2)	0.49	04/20/20
Yifat Zommer	-		400,000	(4)	0.47	10/19/19

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

(5)
On April 21, 2010, 864,000 options were granted to each of Nadav Kidron and Miriam Kidron under the 2008 Stock Option Plan at an exercise price of $0.49 per share, 108,000 of such options vested immediately on the date of grant and the remainder will vest in twenty one equal monthly installments, commencing on May 31, 2010. The options have an expiration date of April 20, 2020.

Stock Option Plans

2006 Stock Option Plan

On October 15, 2006, our board of directors adopted the 2006 Stock Option Plan (the “2006 Plan”) in order to attract and retain quality personnel. Under the 2006 Plan, 3,000,000 shares have been reserved for the grant of options by the board. In addition, under the terms of the 2006 Plan, options that have expired or been terminated for any reason prior to being exercised may be reissued.  As of August 31, 2010, options with respect to 1,700,000 shares were outstanding under the 2006 Plan, which amount reflects the aggregate grant of options with respect to 3,350,000 shares, of which 1,650,000 expired through August 31, 2010.

2008 Stock Incentive Plan

On May 5, 2008, our board of directors adopted the 2008 Stock Incentive Plan (the “2008 Plan”) in order to attract and retain quality personnel. The 2008 Plan provides for the grant of stock options, restricted stock, restricted stock units and stock appreciation rights, collectively referred to as “awards.” Stock options granted under the Plan may be either incentive stock options under the provisions of Section 422 of the Internal Revenue Code, or non-qualified stock options. Incentive stock options may be granted only to our employees or our parent or subsidiary. Awards other than incentive stock options may be granted to employees, directors and consultants. Under the 2008 Plan, 8,000,000 shares have been reserved for the grant of options, which may be issued at the discretion of our board of directors from time to time. As of August 31, 2010, options with respect to 6,739,200 shares have been granted under the 2008 Plan, 978,000 of which have been forfeited.

Other
On August 14, 2007 we granted Dr. Miriam Kidron options to purchase up to 3,361,360 shares at an exercise price of $0.001; the options vested immediately and have an expiration date of August 14, 2012. These options are not governed by any of the plans detailed above.

Stock Options Grants

We made the following stock options grants to the Named Executive Officers and directors during the year ending August 31, 2010:

•      On April 21, 2010, 864,000 options were granted to each of Nadav Kidron and Miriam Kidron under the 2008 Stock Option Plan at an exercise price of $0.49 per share, 108,000 of such options vested immediately on the date of grant and the remainder will vest in twenty equal monthly installments, commencing on May 31, 2010. The options have an expiration date of April 20, 2020.

•      On July 8, 2010, 300,000 options were granted to a director at an exercise price of $0.48 per share. The options vest in three equal annual installments commencing on July 8, 2011 and will expire on July 7, 2020.

Employment and Consulting Agreements

Effective August 1, 2007, we entered into employment agreements with KNRY Ltd. (“KRNY”), pursuant to which Nadav Kidron and Dr. Miriam Kidron provided employment services to our company. Based on the agreements, Nadav Kidron served as the President and Chief Executive officer and Miriam Kidron served as the Chief Medical and Technology Officer of the Company. As remuneration for such services, KNRY was paid $20,000 per month, commencing on August 1, 2007.

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

The Consulting Agreements are both terminable by either party upon 60 days prior written notice. The Consulting Agreements provide that KNRY (i) will be paid, under each of the Consulting Agreements, in New Israeli Shekels a gross amount of NIS 50,400 per month and (ii) will be reimbursed for reasonable expenses incurred in connection with performance of the Consulting Agreements.

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

The Company, through its Israeli subsidiary, Oramed Ltd., has entered into an employment agreement with Yifat Zommer as of April 19, 2009, pursuant to which Ms. Zommer was appointed as Chief Financial Officer, Treasurer and Secretary of Oramed. On August 31, 2009, the agreement was amended, pursuant to which Ms. Zommer's gross monthly salary will be NIS 22,000 ($5,764). In accordance with the employment agreement, as amended, as of October 19, 2009, Ms. Zommer’s gross monthly salary was increased to NIS 24,200 ($6,340).

On April 19, 2009, Oramed and Ms. Zommer also entered into an indemnification agreement, pursuant to which Oramed agrees to indemnify Ms. Zommer for any liability she may incur by reason of the fact that she serves as Oramed’s CFO, to the maximum extent permitted by law.

Director Compensation

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Effective June 1, 2010, each independent director is entitled to receive as remuneration for his or her service as a member of the board a sum equal to $10,000 per annum, to be paid quarterly and shortly after the close of each quarter (for the period from September 1, 2008 to May 31, 2010 - $8,000 per annum). The board of directors may award special remuneration to any director undertaking any special services on behalf of us other than services ordinarily required of a director.

Other than indicated in this Annual Report on Form 10-K, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

The following table sets forth director compensation for the year ended August 31, 2010.

Name of Director	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	Total ($)
Nadav Kidron (2)
Miriam Kidron (2)
Leonard Sank	8,500	45,218	53,718
Harold Jacob	8,500	45,218	53,718
Michael Berelowitz	2,500	11,201	13,701

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

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of August 31, 2010 by (i) by each person who is known by us to own beneficially more than 5% of the Common Stock, (ii) by each of the Named Executive Officers and (iii) by all our directors and executive officers as a group. On such date, we had 57,565,321 shares of Common Stock outstanding.

As used in the table below and elsewhere in this form, the term “beneficial ownership” with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following August 31, 2010.

Name and Address of Beneficial Owner	Number of Shares		Percentage of Shares Beneficially Owned

Nadav Kidron †‡
10 Itamar Ben Avi St.
Jerusalem, Israel	12,373,735	(1)	20.77%

Zeev Bronfeld
6 Uri St.
Tel-Aviv, Israel	6,158,517		10.70%

Miriam Kidron †‡
2 Elza St.
Jerusalem, Israel	5,363,360	(2)	8.52%

Apollo Nominees Inc
One Financial Place Suite 100 Lower Collymore Rock
St. Michael, Barbados	3,577,501	(3)	6.09%

Hadasit Medical Research Services & Development Ltd.
P.O. Box 12000
Jerusalem, Israel	4,141,532		7.19%

Leonard Sank †
3 Blair Rd Camps Bay
Cape Town, South Africa	2,582,650	(4)	4.47%

Harold Jacob †
Haadmur Mebuyon 26
Jerusalem, Israel	100,000	(5)	*

Michael Berelowitz †
415 East 37th Street
New York, NY, USA	—		—

Yifat Zommer ‡
P.O. Box 39098,
Jerusalem, Israel	133,333	(6)	*

All current executive officers and
directors, as a group (six persons)	20,553,078	(7)	34.17%

*	Less than 1%
†	Indicates Director
‡	Indicates Officer
(1)	Includes 2,002,000 shares of common stock issuable upon the exercise of outstanding stock options.
(2)	Includes 5,363,360 shares of common stock issuable upon the exercise of outstanding stock options.
(3)	Includes 1,145,834 shares of common stock issuable upon the exercise of warrants beneficially owned by the referenced entity.
(4)	Includes 225,000 shares of common stock issuable upon the exercise of warrants beneficially owned by the referenced entity.
(5)	Consists of 100,000 shares of common stock issuable upon the exercise of outstanding stock options.
(6)	Consists of 133,333 shares of common stock issuable upon the exercise of outstanding stock options.
(7)	Includes 7,863,693 shares of common stock issuable upon the exercise of outstanding stock options.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as otherwise indicated below, during the fiscal year 2010 we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years , and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Our policy is to enter into transactions with related parties on terms that, on the whole, are no less favorable than those available from unaffiliated third parties. Based on our experience in the business sectors in which we operate and the terms of our transactions with unaffiliated third parties, we believe that all of the transactions described below met this policy standard at the time they occurred. All related parties transactions are approved by our board of directors.

On June 1, 2010, our subsidiary Oramed Ltd., entered into an agreement with D.N.A Biomedical Solutions Ltd (formerly, Laser Detect Systems Ltd) ("D.N.A"), for the establishment of a new company to be called Entera Bio Ltd. ("Entera"). Under the terms of a license agreement that was entered into between Oramed and Entera, Oramed will out-license technology to Entera, on an exclusive basis, for the development of oral delivery drugs for certain indications to be agreed upon between the parties.  The out-licensed technology differs from our main delivery technology that is used for oral insulin and GLP-1 Analog and is subject to a different patent application. Entera's initial development effort will be an oral formulation for the treatment of osteoporosis. Mr. Zeev Bronfeld, who is one of D.N.A's controlling shareholders, holds approximately 10.71% of our outstanding common stock (see "Securities Ownership of Certain Beneficial Owners and Management"). See "Item 1 – Business – Description of Business – Out-Licensed Technology" for further information.

The board of directors has determined that Leonard Sank, Harold Jacob and Michael Berelowitz are independent as defined under the rules promulgated by the NASDAQ Stock Market.

See “Employment and Consulting Agreements” above for information as to the agreements with our employees and consultants.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incurred the following fees to Kesselman & Kesselman, certified public accountants in Israel, a member of PricewaterhouseCoopers International Limited, for services rendered during the fiscal years ended August 31, 2010 and 2009:

Summary:	2010	2009

Audit fees(1)	$65,880	$60,000
Tax fees(2)		$15,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)     Financial Statements

The following financial statements are filed as part of this report:

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM - Report of Kesselman & Kesselman	F-1
REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM - Report of Malone & Bailey, PC	F-2
CONSOLIDATED FINANCIAL STATEMENTS:
Balance sheets	F-3
Statements of operations	F-4
Statements of changes in stockholders’ equity	F-5
Statements of cash flows	F-6
Notes to financial statements	F-7-F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Shareholders of
Oramed Pharmaceuticals Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Oramed Pharmaceuticals Inc. (A Development Stage Company) and its subsidiary (the “Company”) as of August 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended and cumulatively, for the period from September 1, 2007 to August 31, 2010 (not separately presented herein) . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the cumulative totals of the Company for the period from April 12, 2002 (date of incorporation) to August 31, 2007, which totals reflect a deficit of $4,478,933 accumulated during the development stage. Those cumulative totals were audited by other independent auditors, whose report, dated December 10, 2007, expressed an unqualified opinion on the cumulative amounts but included an emphasis of a matter. Our opinion, insofar as it relates to amounts included for that period is based on the report of the other independent auditors.

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

In our opinion, based upon our audits and the report of the other independent auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of August 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended and cumulatively, for the period from September 1, 2007 to August 31, 2010 (not separately presented herein), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1a to the financial statements, the Company has suffered recurring losses for the period from inception (April 12, 2002) through August 31, 2010 and presently the Company does not have sufficient cash and other resources to meet its requirements in the following twelve months. These factors raise substantial doubts as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1a. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty

Kesselman & Kesselman

Tel Aviv, Israel
November 29, 2010

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

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

December 10, 2007

ORAMED PHARMACEUTICALS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
U.S. dollars

	August 31
	2010	2009
Assets
CURRENT ASSETS:
Cash and cash equivalents	$1,199,638	$1,716,866
Short term investments (note 2)	100,000	1,000,000
Restricted cash (note 1n)	16,008	16,000
Accounts receivable - other	59,175	36,939
Prepaid expenses	1,859	4,119
Related parties (note 13)	7,689
Grants receivable from the Chief Scientist	12,438	400,405
Total current assets	1,396,807	3,174,329

LONG TERM DEPOSITS (note 6b)	10,582	12,161
PROPERTY AND EQUIPMENT, NET (note 5)	43,499	75,361
Total assets	$1,450,888	$3,261,851

Liabilities and stockholders' equity
CURRENT LIABILITIES:
Accounts payable and accrued expenses (note 9)	$411,330	$321,344
Account payable with former shareholder	47,252	47,252
Total current liabilities	458,582	368,596

PROVISION FOR UNCERTAIN TAX POSITION (note 12f)	162,034	147,063

COMMITMENTS (note 6)

STOCKHOLDERS’ EQUITY:
Common stock, $ 0.001 par value (200,000,000 authorized shares; 57,565,321 and 56,456,710 shares issued and outstanding as of August 31, 2010 and 2009, respectively)	57,565	56,456
Additional paid-in capital	13,758,761	12,698,414
Deficit accumulated during the development stage	(12,986,054)	(10,008,678)
Total stockholders' equity	830,272	2,746,192
Total liabilities and stockholders’ equity	$1,450,888	$3,261,851

The accompanying notes are an integral part of the financial statements.

ORAMED PHARMACEUTICALS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars

			Period
			from April
			12, 2002
			(inception)
	Year ended		through
	August 31		August 31,
	2010	2009	2010

RESEARCH AND DEVELOPMENT EXPENSES, NET (note 10)	$1,463,886	$1,574,074	$6,692,540
IMPAIRMENT OF INVESTMENT			434,876
GENERAL AND ADMINISTRATIVE EXPENSES (note 11)	1,508,667	1,210,044	5,682,423
OPERATING LOSS	2,972,553	2,784,118	12,809,839
FINANCIAL INCOME	(24,692)	(38,602)	(160,800)
FINANCIAL EXPENSE	14,544	17,555	162,477
LOSS BEFORE TAXES ON INCOME	2,962,405	2,763,071	12,811,516
TAXES ON INCOME (note 12)	14,971	(2,597)	174,538
NET LOSS FOR THE PERIOD	$2,977,376	$2,760,474	$12,986,054
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.05)	$(0.05)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK USED IN COMPUTING BASIC AND DILUTED LOSS PER COMMON STOCK	57,389,991	56,645,820

The accompanying notes are an integral part of the financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONSOLIDTAED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. dollars

				Deficit
				accumulated
			Additional	during the	Total
	Common Stock		paid-in	development	stockholders'
	Shares	$	capital	stage	equity

BALANCE AS OF APRIL 12, 2002 (inception)	34,828,200	$34,828	$18,872		$53,700
CHANGES DURING THE PERIOD FROM APRIL 12, 2002 THROUGH AUGUST 31, 2008:
SHARES CANCELLED	(19,800,000)	(19,800)	19,800		-
SHARES ISSUED FOR INVESTMENT IN ISTI-NJ	1,144,410	1,144	433,732		434,876
SHARES ISSUED FOR OFFERING COSTS	1,752,941	1,753	(1,753)		-
SHARES ISSUED FOR CASH- NET OF ISSUANCE EXPENSES	37,359,230	37,359	7,870,422		7,907,781
SHARES ISSUED FOR SERVICES	418,025	418	214,442		214,860
CONTRIBUTIONS TO PAID IN CAPITAL			18,991		18,991
RECEIPTS ON ACCOUNT OF SHARES AND WARRANTS			6,061		6,061
SHARES ISSUED FOR CONVERSION OF CONVERTIBLE NOTE	550,000	550	274,450		275,000
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS			2,428,014		2,428,014
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS			381,764		381,764
DISCOUNT ON CONVERTIBLE NOTE RELATED TO BENEFICIAL CONVERSION FEATURE			108,000		108,000
COMPREHENSIVE LOSS				(16)	(16)
IMPUTED INTEREST			12,217		12,217
NET LOSS				(7,248,188)	(7,248,188)
BALANCE AS OF AUGUST 31, 2008	56,252,806	56,252	11,785,012	(7,248,204)	4,593,060
SHARES ISSUED FOR SERVICES RENDERED	203,904	204	152,724		152,928
SHARES TO BE ISSUED FOR SERVICES RENDERED			203,699		203,699
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS			436,025		436,025
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS			117,174		117,174
IMPUTED INTEREST			3,780		3,780
NET LOSS				(2,760,474)	(2,760,474)
BALANCE AS OF AUGUST 31, 2009	56,456,710	56,456	12,698,414	(10,008,678)	2,746,192
SHARES ISSUED FOR SERVICES RENDERED	1,108,611	1,109	248,741		249,850
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS			690,882		690,882
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS			116,944		116,944
IMPUTED INTEREST			3,780		3,780
NET LOSS				(2, 977, 376)	(2,977,376)
BALANCE AS OF AUGUST 31, 2010	57,565,321	$57,565	$13,758,761	$(12,986,054)	$830,272

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICALS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
			Period from April 12, 2002 (inception date) through
	Year ended August 31		August 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,977,376)	$(2,760,474)	$(12,986,054)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,862	30,488	77,804
Amortization of debt discount			108,000
Exchange differences on long term deposits	335	641	(666)
Stock based compensation	807,826	553,199	4,170,803
Common stock issued for services	249,850	152,928	617,638
Common stock to be issued for services		203,699	203,699
Impairment of investment			434,876
Imputed interest	3,780	3,780	19,777
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	360,302	(38,889)	(81,161)
Restricted cash	(8)	(16,000)	(16,008)
Accounts payable and accrued expenses	89,986	(414,708)	411,330
Provision for uncertain tax position	14,971	16,413	162,034
Total net cash used in operating activities	(1,418,472)	(2,268,923)	(6,877,928)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		(7,553)	(121,303)
Purchase of short term investments		(1,000,000)	(3,728,000)
Proceeds from sale of short term investments	900,000	2,728,000	3,628,000
Lease deposits, net	1,244	(1,978)	(9,916)
Total net cash provided by (used in) investing activities	901,244	1,718,469	(231,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stocks and warrants - net of issuance expenses			7,961,481
Receipts on account of shares issuances			6,061
Proceeds from convertible notes			275,000
Proceeds from short term note payable			120,000
Payments of short term note payable			(120,000)
Shareholder advances			66,243
Net cash provided by financing activities			8,308,785

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(517,228)	(550,454)	1,199,638
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,716,866	2,267,320
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,199,638	$1,716,866	$1,199,638

Non cash investing and financing activities:
Discount on convertible note related to beneficial conversion feature			$108,000
Shares issued for offering costs			$1,753
Contribution to paid in capital			$18,991

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

On May 14, 2007, the Company incorporated a wholly-owned subsidiary in Israel, Oramed Ltd., which is engaged in research and development. Unless the context indicates otherwise, the term “Group” refers to Oramed Pharmaceuticals Inc. and its Israeli subsidiary, Oramed Ltd. (the “Subsidiary”), (together with the Company, "the Group").

The Group is engaged in research and development in the biotechnology field and is considered a development stage company in accordance with the guidance.

The Company has sufferd recurring losses for the period from inception (April 12, 2002) through August 31, 2010 amounting to $12,986,054, as well as negative cash flow from operating activities. Presently, the Company does not have sufficient cash and other resources to meet its requirements in the twelve months following September 1, 2010. These factors raise substantial doubts as to the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. Management is in the process of evaluating various financing alternatives through fund raising in the public or private equity markets, as the Company will need to finance future research and development activities and general and administrative expenses. Although there is no assurance that the Company will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors, existing shareholders, as well as on going funding from the Office of the Chief Scientist  ("OCS"), (see note 6h).

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). In June 2009, the Financial Accounting Standards Board ("FASB") issued the FASB Accounting Standards Codification ("Codification" or "ASC"). The Codification became the single authoritative source for U.S. GAAP and changed the way in which the accounting literature is organized. The Codification does not change U.S. GAAP and accordingly its adoption did not have a material impact on the Company's consolidated financial statements

c.	Use of estimates in the preparation of financial statements

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

Transactions and balances originally denominated in dollars are presented at their original amounts. Balances in foreign currencies are translated into dollars using historical and current exchange rates for non-monetary and monetary balances, respectively. For foreign transactions and other items reflected in the statements of operations, the following exchange rates are used: (1) for transactions - exchange rates at transaction dates or average rates and (2) for other items (derived from non-monetary balance sheet items such as depreciation) - historical exchange rates. The resulting transaction gains or losses are carried to financial income or expenses, as appropriate.

For the year ended August 31, 2010, the group recorded $10,650 as financial income derived from exchange rate differences.

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

Leasehold improvements are amortized over the term of the lease which is shorter than the estimated useful life of the improvements.

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

Regarding the Subsidiary, the recognition is prohibited for a deferred tax liabilities or assets that arise from differences between the financial reporting and tax bases of assets and liabilities that are measured from the local currency into dollars using historical exchange rates, and that result from changes in exchange rates or indexing for tax purposes. Consequently, the abovementioned differences were not reflected in the computation of deferred tax assets and liabilities

2.	Uncertainty in income tax
The Company follows a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Such liabilities are classified as long-term, unless the liability is expected to be resolved within twelve months from the balance sheet date. The Company's policy is to include interest and penalties related to unrecognized tax benefits within income tax expenses.

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

The Company has no other comprehensive loss components other than net loss for the fiscal years of 2009 and 2010.

k.	Loss per share

Basic and diluted net losses per share of common stock are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding and shares relating to receipts on account of shares in equity during the period. Outstanding stock options,  warrants and convertible notes have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for all periods presented. The total number of common stock options and warrants excluded from the calculation of diluted net loss was 15,584,897 for the year ended August 31, 2010 (18,017,697 for the year ended August 31, 2009).

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

Equity awards granted to employees are accounted for using the grant-date fair value method. The fair value of share-based payment transactions is recognized as an expense over the requisite service period, net of estimated forfeitures. The Company estimated forfeitures based on historical experience and anticipated future conditions.

The Company elected to recognize compensation cost for an award with only service conditions that has a graded vesting schedule using the accelerated method based on the multiple-option award approach.

When stock options are granted as consideration for services provided by consultants and other non-employees, the transaction is accounted for based on the fair value of the consideration received or the fair value of the stock options issued, whichever is more reliably measurable. The fair value of the options granted is measured on a final basis at the end of the related service period and is recognized over the related service period using the straight-line method.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

n.	Fair value measurement:

On September 1, 2008, the Company adopted the methods of fair value as described in the authoritative guidance issued by the FASB, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure about fair value measurements to value its financial assets and liabilities. As defined in the guidance, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described as follows:

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

In order to secure the fulfillment of the Company’s obligations under the derivatives agreements, the Company has placed a restricted deposit with the bank in an amount of $16,000.

o.	Concentration of credit risks

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, deposit and short term investments, which are deposited in major financial institutions. The company is in the opinion the credit risk in respect of these balances is remote.

p.	Newly issued and recently adopted accounting pronouncements:

In June 2009, the FASB updated accounting guidance relating to variable interest entities. As applicable to the Company, this will become effective as of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As applicable to the Company, the adoption of the new guidance is not expected to have a material impact on the consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

q.	Reclassifications

Certain figures in respect of prior year have been reclassified to conform to the current year presentation.

NOTE 2 - SHORT TERM INVESTEMNTS:

Amount represents bank deposits with an original maturity of more than three months but less than one year. The bank deposits are in US Dollars and bear interest of 0.4% and 1.4% per annum as of August 31, 2010 and 2009, respectively.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

The financial instruments of the Group consist mainly of cash and cash equivalents, current receivables and accounts payable and accruals.

The fair value of the financial instruments included in the working capital of the Group is identical or close to their carrying value.

NOTE 4 - INVESTMENT IN A JOINT VENTURE

a.
On June 1, 2010, the subsidiary of the Company entered into an agreement with D.N.A Biomedical Solutions Ltd (formerly, Laser Detect Systems Ltd) ("D.N.A"), an Israeli company, for the establishment of a new company, Entera Bio Ltd. ("Entera"), ("the JV Agreement").

According to the JV Agreement, D.N.A will invest $600,000 in Entera, and Entera will be owned in equal parts by the subsidiary and D.N.A. In consideration for 50% of Entera's shares, the Subsidiary of the Company will enter into a Patent License Agreement with Entera, according to which, the subsidiary of the Company will out-license to Entera a technology for the development of oral delivery drugs for certain actions.  The out-licensed technology differs from Oramed’s main delivery technology that is used for oral insulin and is subject to a different patent application. Entera's initial development effort will be an oral formulation for the treatment of osteoporosis.
Entera's Chief Executive Officer will be granted options to purchase ordinary shares of Entera, reflecting 9.9% of Entera's share capital.
In the event that Entera has not obtained third-party financing by June 1, 2011, or such other date mutually agreed upon by the parties, each of the subsidiary and D.N.A will be required to make a capital contribution to Entera in the amount of $150,000. The agreement also contains customary provisions with respect to preemptive rights, rights of first refusal, drag-along rights, veto rights and information rights.
Mr. Zeev Bronfeld, who is one of D.N.A 's controlling shareholders, is also an affiliated shareholder of the Company.
On August 19, 2010, the closing of the transaction took place and the subsidiary of the Company and Entera entered into the Patent License Agreement. On August 31, 2010, D.N.A. invested $400,000 in Entera.

As of August 31, 2010, the Group holds 50% of the issued and outstanding share capital of Entera (45% - on fully diluted basis). As the Group did not obtain control in Entera, these consolidated financial statements do not include Entera's financial statement.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 - INVESTMENT IN A JOINT VENTURE (continued)

The Group recognized deferred income at the amount of $200,000 (50% of $400,000) that is presented as a provision and deducted from investment account at the same amount. As of August 31, 2010, Entera's losses from operations are at the amount of $134,049.

Entera continued activities as a going concern are subject to additional financing until the completion of the development activities and the commencement of profit generating sales.

The Company has concluded Entera is a variable interest entity according to of the terms of the JV Agreement.  The Company reviewed several factors to determine whether the Company is the primary beneficiary of Entera, including the nature of Entera's financing, its management structure, the nature of day-to-day operations and certain other factors.  Based on those factors, the Company determined that it is not the primary beneficiary of Entera.  The Company recognized its share of losses from this entity under the equity method, offset with a corresponding amount of revenue recognition on the out-license agreement.

b.	The investment in Entera is composed at follows:

August 31
2010
Share in Entera's shareholders	$200,000
Currency translation adjustment	(176)
Less - equity losses	(67,025)
132,799
Less - deferred income	(132,799)
Net investment	-,-

NOTE 5 - PROPERTY AND EQUIPMENT, Net:

a.	Composition of property and equipment, grouped by major classifications, is as follows:

	August 31
	2010	2009
Cost:
Leasehold improvements	$76,029	$76,029
Office furniture and equipment	19,941	19,941
Computers and peripheral equipment	25,333	25,333
	121,303	121,303
Less - accumulated depreciation and amortization	77,804	45,942
	$43,499	$75,361
b.	Depreciation expenses totaled $31,862 and $30,488 in the years ended August 31, 2010 and 2009, respectively.

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

On July 8, 2009 the Company entered into a third agreement with Hadasit, Prof. Itamar Raz and Dr. Miriam Kidron ("the Third Agreement"), to provide consulting and clinical trial services. According to the Third Agreement, Hadasit will be entitled to a total consideration of $400,000 to be paid by Oramed. $200,000 of this amount was agreed in the terms of the First Agreement, and the remaining of $200,000 will be paid in accordance with the actual progress of the study. The total amount that was paid through August 31, 2010 was $359,255.

b.	The Subsidiary has entered into operating lease agreements for vehicles used by its employees for a period of 3 years.

The lease expenses for the years ended August 31, 2010 and 2009 were $37,583 and $44,092, respectively. The future lease payments under the lease agreement are $39,292, $22,945 and $13,047 for the years ending August 31, 2011, 2012 and 2013, respectively.

As security for its obligation under the lease agreements the Subsidiary deposited $9,010, which are classified as long term deposits.

c.
On September 19, 2007 the Subsidiary entered into a lease agreement for its office facilities in Israel. The lease agreement is for a period of 51 months, and will end on December 31, 2011. The monthly lease payment is 2,396 NIS and is linked to the increase in the Israeli consumer price index, (as of August 31, 2010 the monthly payment in the Company's functional currency is $628, the future annual lease payments under the agreement for the years ending August 31, 2011 and 2012 are $7,532 and $2,512, respectively).

As security for its obligation under this lease agreement the Company provided a bank guarantee in an amount equal to three monthly lease payments.

d.	As to a Clinical Trial Manufacturing Agreement with Swiss Caps AG, see note 8a.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 - COMMITMENTS (continued):

e.
On April 21, 2009, the subsidiary entered into a consulting service agreement with ADRES Advanced Regulatory Services Ltd. (“ADRES”) pursuant to which ADRES will provide consulting services relating to quality assurance and regulatory processes and procedures in order to assist the subsidiary in submission of a U.S. IND according to FDA regulations. In consideration for the services provided under the agreement, ADRES will be entitled to a total cash compensation of $211,000, of which the amount $110,000 will be paid as a monthly fixed fee of $10,000 each month for 11 months commencing May 2009, and the remaining $101,000 will be paid based on achievement of certain milestones. $160,000 of the total amount was paid though August 31, 2010, of that $30,000 were paid for completing the three first milestones.

f.
On February 10, 2010, the subsidiary entered into an agreement with Vetgenerics Research G. Ziv Ltd, a clinical research organization (CRO), to conduct a toxicology trial on its oral insulin capsules. The total cost estimated for the studies is €107,100 ($133,040) of which €12,195 ($16,806) was paid through August 31, 2010 and additional $38,147 are presented as accounts payables.

g.
On May 2, 2010, the subsidiary entered into an agreement with SAFC Pharma, a division of the Sigma-Aldrich Corporation, to develop a process to produce one of its oral capsule ingredients, for a total estimated consideration of $269,600, of which $35,589 are presented as accounts payables.

h.
On July 5, 2010, the subsidiary of the Company entered into a Manufacturing Supply Agreement (MSA) with Sanofi-Aventis Deutschland GMBH ("sanofi-aventis"). According to the MSA, sanofi-aventis will supply the subsidiary with specified quantities of recombinant human insulin to be used for clinical trials in the USA.

i.	Grants from the Chief Scientist Office ("OCS")

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

On August 31, 2010, the subsidiary has not yet realized any revenues from the said project and did not incur any royalty liability.
For the years ended August 31, 2010, and 2009, and for the period from inception on April 12, 2002 through August 31, 2010, the research and development expenses are presented net of OCS Grants, in the total amount of $350,198 and $400,405 and $750,603,respectively.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 - STOCK HOLDERS’ EQUITY:

The Company’s shares are traded on the Over-The-Counter Bulletin Board.

The following are capital stock transactions that took place during the years ended August 31, 2010 and 2009:

a.	As to shares issued as part of stock based compensation plan see Note 8.

b.	As to a Clinical Trial Manufacturing Agreement with Swiss Caps AG, see note 8a.

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

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 - STOCK BASED COMPENSATION (continued):

The following are stock options and warrants transactions made during the years ended August 31, 2009 and 2010:

a.
On October 30, 2006 the Company entered into a Clinical Trial Manufacturing Agreement with Swiss Caps AG (“Swiss”), pursuant to which Swiss would manufacture and deliver the oral insulin capsule developed by the Company. In consideration for the services being provided to the Company by Swiss, the Company agreed to pay a certain predetermined amounts which are to be paid in common stocks of the Company, the number of stocks to be issued is based on the invoice received from Swiss, and the stock market price 10 days after the invoice is issued. During the years ended on August 31 2010 and 2009, the Company issued 388,724 and 203,904 shares of its common stock, respectively, to Swiss as remuneration for the services provided in the amount of $198,850 and $113,210, respectively.

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

d.
On January 11, 2009, an aggregate of 600,000 options were granted to two Board of Directors members and 150,000 options were granted to an employee of the subsidiary. All 750,000 options were granted at an exercise price of $0.43 per share (equivalent to the traded market price on the date of grant). The options vest in three equal annual installments commencing on January 1, 2010 and expire on January 10, 2019. On May 31, 2009 the employee ended his services with the Company and the options were forfeited before they had vested. During the year ended August 31, 2009, the Company recognized an expense of $4,354 related to the options granted to the employee and reversed that expense during the same year.

e.
On January 11, 2009, an aggregate of 300,000 options were granted to three Scientific Advisory Board members, at an exercise price of $0.76 per share (higher than the traded market price on the date of grant). The options vest in four equal quarterly installments commencing on April 1, 2009 and expire on January 10, 2019.

f.
On June 3, 2009, 400,000 options were granted to an employee of the subsidiary, at an exercise price of $0.47 per share (equivalent to the traded market price on the date of grant). The options vest in three equal annual installments, commencing October 19, 2010, and expire on October 19, 2019.

g.
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

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 - STOCK BASED COMPENSATION (continued):

h.
On November 23, 2009, 100,000 options were granted to a consultant, at an exercise price of $0.76 per share (higher than the traded market price on the date of grant), the options vest in three equal annual installments commencing November 23, 2010 and expire on November 23, 2014.  The engagement with the consultant has ended during the nine months period ended May 31, 2010. The fair value of these options on the date of grant, was $36,662, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 123.30%; risk-free interest rates of 2.20%; and the remaining contractual life of 5 years. The Company recorded all expenses in respect of these options during that period.

i.
On November 23, 2009, 36,000 options were granted to an employee of the Subsidiary, at an exercise price of $0.46 per share (equivalent to the traded market price on the date of grant), the options vest in three equal annual installments commencing November 23, 2010, and expire on November 23, 2019. The fair value of these options on the date of grant was $14,565, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 123.55%; risk-free interest rates of 2.55%; and the remaining contractual life of 6 years.

j.
On December 29, 2009, the Company issued 100,000 shares of its common stock to a third party as remuneration for services rendered and to be rendered during the six month period commencing December 15, 2009. The fair value of these shares on the date of issuance was $37,000.

k.
On March 16, 2010, 13,200 options were granted to a consultant, at an exercise price of $0.43 per share (equivalent to the traded market price on the date of grant), the options vest in six monthly installments commencing March 30, 2010 and expire on March 15, 2015.  The fair value of these options on the date of grant, was $4,747, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 121.61%; risk-free interest rates of 2.37%; and the remaining contractual life of 5 years.

l.
On March 16, 2010, 100,000 options were granted to a consultant, at an exercise price of $0.43 per share (equivalent to the traded market price on the date of grant), the options vest in three equal monthly installments commencing March 30, 2010 and expire on March 15, 2015.  The fair value of these options on the date of grant, was $35,960, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 121.61%; risk-free interest rates of 2.37%; and the remaining contractual life of 5 years.

m.
On March 16, 2010, 50,000 options were granted to a consultant, at an exercise price of $0.50 per share (higher than the traded market price on the date of grant), the options vest in three equal annual installments commencing March 16, 2011 and expire on March 15, 2015.  The fair value of these options on the date of grant, was $17,702, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 121.61%; risk-free interest rates of 2.37%; and the remaining contractual life of 5 years.

n.
On March 25, 2010, 100,000 options were granted to a consultant, at an exercise price of $0.50 per share (higher than the traded market price on the date of grant), the options vest in four equal quarterly installments commencing May 17, 2010 and expire on March 24, 2015.  The fair value of these options on the date of grant, was $39,051, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 121.21%; risk-free interest rates of 2.65%; and the remaining contractual life of 5 years.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 - STOCK BASED COMPENSATION (continued):

o.
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

p.
On July 8, 2010, 300,000 options were granted to a director at an exercise price of $0.48 per share (equivalent to the traded market price on the date of grant). The options vest in three equal annual installments commencing on July 8, 2011 and will expire on July 7, 2020. The fair value of these options on the date of grant, was $123,890, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 117.82%; risk-free interest rates of 2.14%; and the remaining contractual life of 6 years.

q.
On August 2, 2010, the Company issued 50,000 shares of its common stock to a third party as remuneration for services to be rendered during the six month period commencing July 14, 2010. The fair value of these shares on the date of issuance was $21,000.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

	For options granted in
	the year ended August 31
	2010	2009
Expected option life (years)	4.5-10.0	1.0-9.8
Expected stock price volatility (%)	113.1-130.5	113.1-130.5
Risk free interest rate (%)	1.3-3.9	0.7-3.6
Expected dividend yield (%)	0.0	0.0

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 - STOCK BASED COMPENSATION (continued):

A summary of the status of the stock options granted to employees and directors as of August 31, 2010 and 2009, and changes during the years ended on those dates, is presented below:

	Year ended August 31,
	2010		2009
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	options	price	options	price
		$		$
Options outstanding at beginning of year	8,445,360	0.31	7,289,360	0.29
Changes during the year:
Granted - at market price	2,064,000	0.49	2,134,000	0.45
Expired	(500,000)	0.76
Forfeited			(978,000)	0.46
Options outstanding at end of year	10,009,360	0.32	8,445,360	0.31
Options exercisable at end of year	7,549,360		7,001,360
Weighted average fair value of options granted during the year	$0.46		$0.45

Costs incurred in respect of stock based compensation for employees and directors, for the years ended August 31, 2010 and 2009 were $690,882 and $436,025, respectively.

The following table presents summary information concerning the options outstanding as of August 31, 2010:

		Weighted
		Average	Weighted
Range of		Remaining	average
exercise	Number	Contractual	exercise	Aggregate
prices	outstanding	Life	price	intrinsic value
$		Years	$	$
0.001	3,361,360	1.95	0.001	1,307,569
0.40 to 0.62	6,648,000	5.31	0.32	-
	10,009,360	4.18	0.21	1,307,569

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 - STOCK BASED COMPENSATION (continued):

The following table presents summary information concerning the options exercisable as of August 31, 2010:

		Weighted
		Average	Weighted
Range of		Remaining	average
exercise	Number	Contractual	exercise	Aggregate
prices	exercisable	Life	price	intrinsic value
$		Years	$	$
0.001	3,361,360	1.95	0.001	1,307,569
0.40 to 0.62	4,188,000	3.99	0.49	-
	7,549,360	3. 08	0.27	1,307,569

As of August 31, 2010, there were $601,523 unrecognized compensation costs related to non-vested employees and directors ,to be recorded over the next 35 months.

A summary of the status of the stock options granted to non-employees as of August 31, 2010, and changes during the years ended on this date, is presented below:

	Year ended August 31
	2010		2009
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	options	price	options	price
		$		$
Options outstanding at beginning of year	1,200,000	0.68	900,000	0.65
Changes during the year:
Granted - at market price	113,200	0.43
Granted - at an exercise price above market price	250,000	0.60	300,000	0.76
Expired	(750,000)	(0.64)
Options outstanding at end of year	813,200	0.63	1,200,000	0.68
Options exercisable at end of year	313,200		900,000

The Company recorded stock compensation of $116,944 and $117,174 during the years ended August 31, 2010 and 2009 respectively, related to consulting services.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 - STOCK BASED COMPENSATION (continued):

The following table presents summary information concerning the options granted to non-employees outstanding as of August 31, 2010:

		Weighted
		Average	Weighted
Range of		Remaining	average
exercise	Number	Contractual	exercise	Aggregate
prices	outstanding	Life	price	intrinsic value
$		Years	$	$
0.40 to 0.62	363,200	3.54	0.78	-
0.76 to 0.90	450,000	6.18	0.51	-
	813,200	5.00	0.63	-

The following table presents summary information concerning the options exercisable as of August 31, 2010:

		Weighted
		Average	Weighted
Range of		Remaining	average
exercise	Number	Contractual	exercise	Aggregate
prices	exercisable	Life	price	intrinsic value
$		Years	$	$
0.40 to 0.62	263,200	3.15	0.52	-
0.76 to 0.90	50,000	0.92	0.90	-
	313,200	2.80	0.58	-

As of August 31, 2010 there were $29,884 unrecognized compensation costs related to non-vested non-employees, to be recorded over the next 31 months.

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

	Year ended
	August 31,
	2010	2009

Service providers	$381,522	$274,291
Tax provisions		12,504
Payroll and related expenses	29,808	34,549
	$411, 330	$321,344

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 - RESEARCH AND DEVELOPMENT EXPENSES:

			Period from April
			12, 2002
			(inception)
	Year ended		through
	August 31,		August 31,
	2010	2009	2010

Clinical trials	$905,206	$1,304,779	$3,273,311
Payroll and consulting fees	402,145	286,315	1,122,696
Costs for registration of patents	32,992	17,775	151,457
Compensation costs in respect of warrants granted to employees, directors and consultants	341,203	264,861	2,557,866
Other	132,538	100,749	337,814
Less - grants from the OCS	(350,198)	(400,405)	(750,603)
	$1,463,886	$1,574,074	$6,692,540

NOTE 11 - GENERAL AND ADMINISTRATIVE EXPENSES

			Period from April
			12, 2002
			(inception)
	Year ended		through
	August 31		August 31,
	2010	2009	2010

Compensation costs in respect of warrants granted to employees, directors and consultants	$466,623	$288,338	$1,612,937
Professional services	322,447	240,523	1,334,249
Consulting fees	159,919	155,359	640,597
Travel costs	67,543	94,844	419,425
Write off of debt			275,000
Business development	151,517	73,286	379,160
Payroll and related expenses	159,485	190,923	434,878
Insurance	23,958	25,068	72,656
Other	157,175	141,703	513,521
	$1,508,667	$1,210,044	$5,682,423

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 - TAXES ON INCOME:

Taxes on income included in the consolidated statements of operations represent current taxes due to taxable income of the US Company and its subsidiary.

a.	Corporate taxation in the U.S.

The applicable corporate tax rate for the Company is 35%.

As of August 31, 2010, the Company has an accumulated tax loss carryforward of approximately $3,979,276 (August 31, 2009 approximately $3,606,510). Under USA tax laws, carryforward tax losses expire 20 years after the year in which it incurred, in the case of the Company the net loss carryforward will expire in the years 2025 through 2028.

b.	Corporate taxation in Israel:

The Subsidiary is taxed in accordance with Israeli tax laws. The regular corporate tax rate in Israel for 2010 is 25%.

On July 23, 2009, the Economic Efficiency (Legislation Amendments to the Implementation of the Economic Plan for the Years 2009 and 2010) Law, 2009 (hereinafter – the 2009 Amendment) was published in the Official Gazette.  Inter alia, the 2009 Amendment provides for a further gradual reduction of the corporate tax rate in tax years 2011 and thereinafter, as follows: 2010 -25%, 2011 - 24%, 2012 - 23%, 2013 - 22%, 2014 - 21%, 2015 - 20% and 2016 and thereinafter - 18%.

As of August 31, 2010, the Subsidiary has an accumulated tax loss carryforward of approximately $2,664,091(August 31, 2009 approximately $1,115,041).

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 - TAXES ON INCOME (continued):

c.	Deferred income taxes:

	August 31
	2010	2009
In respect of:
Net operating loss carryforward	$1,978,850	$1,507,587
Less - Valuation allowance	(1,978,850)	(1,507,587)
Net deferred tax assets	-,-	-,-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a full valuation allowance.

d.	Income loss before taxes on income and income taxes included in the income statements:
			Period from April
			12, 2002
			(inception)
	Year ended		through
	August 31		August 31,
	2010	2009	2010
Loss before taxes on income:
U.S.	$453,676	$248,890	$7,587,802
Outside U.S.	2,508,729	2,514,181	5,385,876
	2,962,405	2,763,071	12,973,678
Taxes on income:
Current:
U.S.	13,107	16,664	69,570
Outside U.S.	1,864	(19,261)	104,968
	$14,971	$(2,597)	$174,538

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 - TAXES ON INCOME (continued):

e.	Reconciliation of the theoretical tax expense to actual tax expense

Following is a reconciliation of the theoretical tax expense, assuming all income is taxed at the regular tax rates applicable to companies in U.S., and the actual tax expense:

			Period from April
			12, 2002
			(inception)
	Year ended		through
	August 31		August 31,
	2010	2009	2010

Loss before income taxes as reported in the consolidated statement of operations	$(2,962,405)	$(2,763,071)	$(12,811,516)
Computed “expected” tax benefit	(1,036,842)	(967,075)	(4,484,031)
Increase (decrease) in income taxes resulting from:
Change in the balance of the valuation allowance for deferred tax losses	576,939	528,143	2,229,483
Disallowable deductions	211,304	149,043	1,642,813
Increase in taxes resulting from different tax rates applicable to non U.S. subsidiary	248,599	270,879	554,239
Uncertain tax position	14,971	16,413	162,034
Taxes on income for the reported year	$14,971	$(2,597)	$174,538

f.	Uncertainty in Income Taxes

The Company adopted FIN 48 effective September 1, 2007. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect the operating results of the Company. The Company had no unrecognized tax benefits as of September 1, 2007. As a result of the implementation of FIN 48 the Company recoded an additional provision for income taxes in the amount of $130,650 due to uncertainty in its tax position. The Company recognizes interest and penalties related to its tax contingencies as income tax expense. As of August 31, 2010 and 2009, the Company recorded $65,151 and $47,881, respectively, of penalties related to tax contingencies.

The following table summarizes the activity of the Company unrecognized tax benefits:

	Year ended August 31
	2010	2009
Balance at Beginning of Year	$147,063	$130,650
Increase (decrease) in tax positions for prior years	14,971	8,844
Increase in tax positions for current year		7,569
Balance at End of Year	$162,034	$147,063

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

NOTE 13 - RELATED PARTIES - TRANSACTIONS:

a.	During the fiscal years of 2010 and 2009 the Company paid to directors $19,500 and $16,000, respectively, for managerial services.

b.	As to the agreements with Hadassit, see note 6a.

c.
On July 1, 2008, the subsidiary entered into a consulting agreement with KNRY Ltd. (“KNRY”), an Israeli company owned by Nadav Kidron, whereby Mr. Nadav Kidron, through KNRY, will provide services as President and Chief Executive Officer of both Oramed and the subsidiary (the “Nadav Kidron Consulting Agreement”).  Additionally, on July 1, 2008, the subsidiary entered into a consulting agreement with KNRY whereby Dr. Miriam Kidron, through KNRY, will provide services as Chief Medical and Technology Officer of both Oramed and the subsidiary (the “Miriam Kidron Consulting Agreement” and together with the Nadav Kidron Consulting Agreement, the “Consulting Agreements”).  The Consulting Agreements replaced the employment agreements entered into between the Company and KNRY, dated as of August 1, 2007, pursuant to which Nadav Kidron and Miriam Kidron, respectively, provided services to Oramed and the subsidiary.  The Consulting Agreements are both terminable by either party upon 60 days prior written notice.  The Consulting Agreements provide that KNRY (i) will be paid, under each of the Consulting Agreements, in New Israeli Shekels (“NIS”) a gross amount of NIS50,400 per month (as of August 31, 2010 the monthly payment in the Company's functional currency is $13,204) and (ii) will be reimbursed for reasonable expenses incurred in connection with performance of the Consulting Agreements.

d.	As to options granted to related parties, see note 8o.

e.	As to the establishment of the Joint Venture Entera, see note 4.

f.
According to the JV agreement (note 4), Entera will rent office space and services from the subsidiary of the Company for a period of up to 24 months commencing August 19, 2010, for a non-refundable, up-front fee in the amount of $36,000. It was acknowledged that the rental period may be less than 24 months if Oramed vacates such premises before the end of such 24-month period.

g.	According to the JV agreement (note 4), the subsidiary of the Company shall provide accounting services to Entera at a monthly fee in the amount of NIS 3,500 ($917).

h.	Balances with related parties:

	August 31
	2010	2009
Current assets - related parties - Entera	7,689	-
Accounts payable and accrued expenses - KNRY	22,773	26,450

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 14 - SUBSEQUENT EVENTS

a.	On November 9, 2010, the Company issued 253,714 shares of its common stock to Swiss as remuneration for the services provided, in the amount of $88,880.

b.
On November 16, 2010, the Company entered into a Securities Purchase Agreement with an accredited investor for the sale of 937,500 units at a purchase price of $0.32 per unit for total consideration of $300,000. Each unit consisted of one share of the Company's common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase 0.35 a share of common stock exercisable for five years at an exercise price of $0.50 per share.

(a)(2)     Financial Statements Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b)	Exhibits:

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on November 29, 2002).

3.2	Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 10, 2006).

3.3	Articles of Merger filed with the Nevada Secretary of State on March 29, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 10, 2006).

4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on November 29, 2002).

4.2	Form of Warrant Certificate (incorporated by reference from our current report on Form 8-K filed July 15, 2008)

10.1	Form of Securities Purchase Agreement for February 6, 2006 private placement (incorporated by reference from our current report on Form 8-K filed February 6, 2006).

10.2
Agreement between us and Hadasit Medical Services and Development Ltd. dated February 17, 2006 concerning the acquisition of U.S. patent application 60/718716 (incorporated by reference from our current report on Form 8-K filed February 17, 2006).

10.3	Consulting Agreement between us and Dr. Miriam Kidron (incorporated by reference from our current report on Form 8-K filed February 17, 2006).

10.4	Agreement between us and Swiss Caps Ag dated October 30, 2006 (incorporated by reference from our current report on Form 8-K filed October 26, 2006).

10.5	Stock Option Plan dated October 15, 2006 (incorporated by reference from our current report on Form 8-K filed on November 28, 2006).

10.6	Stock Option Agreement dated November 23, 2006 (incorporated by reference from our current report on Form 8-K filed on November 28, 2006).

10.7	Form of Subscription Agreement and Warrant Certificate (incorporated by reference from our current report on Form 8-K filed on June 18, 2007).

10.8	Form of Shares for Services Agreement (incorporated by reference from our current report on Form 8-K filed on August 3, 2007).

10.12	Master Services Agreement dated January 29, 2008 between us and OnQ Consulting (incorporated by reference from our current report on Form 8-K filed on February 1, 2008).

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

10.15	Oramed Pharmaceuticals Inc. 2008 Stock Incentive Plan (incorporated by reference from our current report on Form 8-K filed on July 2, 2008).

10.16	Form of Notice of Stock Option Award and Stock Option Award Agreement (incorporated by reference from our current report on Form 8-K filed on July 2, 2008).

10.17	Form of Stock Purchase Agreement (incorporated by reference from our current report on Form 8-K filed on July 15, 2008).

10.18	Employment Agreement, dated as of April 19, 2009, by and between Oramed Ltd. and Yifat Zommer (incorporated by reference from our current report on Form 8-K filed on April 22, 2009).

10.18	Indemnification Agreement, dated as of April 19, 2009, by and between Oramed Ltd. and Yifat Zommer (incorporated by reference from our current report on Form 8-K filed on April 22, 2009).

10.19	Agreement dated April 22, 2009, between Oramed Ltd. and ADRES Advanced Regulatory Services Ltd. (incorporated by reference from our current report on Form 8-K filed April 22, 2009).

10.20	Agreement dated July 8, 2009, between our company and Hadasit Medical Services and Development Ltd. (incorporated by reference from our current report on Form 8-K filed July 9, 2009).

10.21	Agreement dated January 7, 2009, between our company and Hadasit Medical Services and Development Ltd. (incorporated by reference from our current report on Form 8-K filed January 7, 2009).

10.22
Form of Indemnification Agreements dated November 2, 2008, between our company and each of our directors and officers (incorporated by reference from our current report on Form 8-K filed November 6, 2009).

10.23	Agreement dated June 1, 2010, between Oramed Ltd. and Laser Detect Systems Ltd. (incorporated by reference from our quarterly report on Form 10-Q filed July 14, 2010).

10.22	Manufacturing Supply Agreement dated July 5, 2010, between Oramed Ltd. and Sanofi-Aventis Deutschland GMBH (incorporated by reference from our current report on Form 8-K filed July 14, 2010).

23.1*	Consent of Kesselman & Kesselman

23.2*	Consent of Malone & Bailey

31.1*	Certification Statement of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Statement of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORAMED PHARMACEUTICLAS INC.

/s/ NADAV KIDRON
Nadav Kidron,
President and Chief Executive Officer
(principal executive officer)

/s/ YIFAT ZOMMER
Yifat Zommer,
Chief Financial Officer
(principal accounting officer)

Date: November 26, 2010

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 26, 2010.

/s/ NADAV KIDRON
Nadav Kidron,
President and Chief Executive Officer and Director

/s/ MIRIAM KIDRON
Miriam Kidron,
Chief Medical and Technology Officer and Director

/s/ LEONARD SANK
Leonard Sank,
Director

/s/ HAROLD JACOB
Harold Jacob,
Director

/s/ MICHAEL BERELOWITZ
Michael Berelowitz,
Director