Form 10-Q
period 2010-11-30
ORAMED PHARMACEUTICALS INC.
filed 2011-01-13
CIK 1176309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 000-50298

ORAMED PHARMACEUTICALS INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0376008
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Hi-Tech Park 2/5 Givat Ram PO Box 39098 Jerusalem, Israel	91390
(Address of Principal Executive Offices)	(Zip Code)

+ 972-2-566-0001
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
Yes  ☐         No ☒

As of January 12, 2011 there were 65,262,784 shares of the issuer's Common Stock, $.001 par value, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.
 (A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2010

ORAMED PHARMACEUTICALS INC.
 (A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2010

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Balance sheets	3
Statements of operations	4
Statements of changes in stockholders’ equity	5
Statements of cash flows	6
Notes to financial statements	7-12

_________________________
________________________________
_________________________

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars

	November 30,	August 31,
	2010	2010
	Unaudited	Audited
Assets

CURRENT ASSETS:
Cash and cash equivalents	$1,101,283	$1,199,638
Short term investments		100,000
Restricted cash	16,017	16,008
Accounts receivable - other	23,843	59,175
Prepaid expenses	24,097	1,859
Related parties	798	7,689
Grants receivable from the Chief Scientist	143,917	12,438
Total current assets	1,309,955	1,396,807

INVESTMENT IN A JOINT VENTURE	1,535
LONG TERM DEPOSITS	10,967	10,582
PROPERTY AND EQUIPMENT, net	36,048	43,499
Total assets	$1,358,505	$1,450,888

Liabilities and stockholders' equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$335,148	$411,330
Account payable with former shareholder	47,252	47,252
Total current liabilities	382,400	458,582

PROVISION FOR UNCERTAIN TAX POSITION	162,034	162,034

COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock of $ 0.001 par value - Authorized: 200,000,000 shares at November 30, 2010 and August 31, 2010; Issued and outstanding: 58,756,535 at November 30, 2010 and 57,565,321 shares at August 31, 2010, respectively	58,757	57,565
Additional paid-in capital	14,344,152	13,758,761
Deficit accumulated during the development stage	(13,588,838)	(12,986,054)
Total stockholders' equity	814,071	830,272
Total liabilities and stockholders' equity	$1,358,505	$1,450,888

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
U.S. dollars

			Period
			from April
			12, 2002
			(inception)
	Three months ended		through
	November 30		November 30
	2010	2009	2010
	Unaudited

RESEARCH AND DEVELOPMENT EXPENSES, net	$286,488	$332,485	$6,979,028
IMPAIRMENT OF INVESTMENT			434,876
GENERAL AND ADMINISTRATIVE EXPENSES	315,129	285,016	5,997,552
OPERATING LOSS	601,617	617,501	13,411,456
FINANCIAL INCOME	(2,189)	(8,373)	(162,989)
FINANCIAL EXPENSE	3,356	3,665	165,833
LOSS BEFORE TAXES ON INCOME	602,784	612,793	13,414,300
TAXES ON INCOME	-	-	174,538
NET LOSS FOR THE PERIOD	$602,784	$612,793	$13,588,838
BASIC AND DILUTED LOSS PER
COMMON SHARE	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON
STOCK USED IN COMPUTING BASIC AND
DILUTED LOSS PER COMMON STOCK	57,932,597	57,158,865

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. dollars
				Deficit
				accumulated
			Additional	during the	Total
	Common Stock		paid-in	development	stockholders'
	Shares	$	capital	stage	equity
BALANCE AS OF APRIL 12, 2002 (inception)	34,828,200	$34,828	$18,872		$53,700
CHANGES DURING THE PERIOD FROM APRIL 12, 2002 THROUGH AUGUST 31, 2008 (audited):
SHARES CANCELLED	(19,800,000)	(19,800)	19,800		-
SHARES ISSUED FOR INVESTMENT IN ISTI-NJ	1,144,410	1,144	433,732		434,876
SHARES ISSUED FOR OFFERING COSTS	1,752,941	1,753	(1,753)		-
SHARES ISSUED FOR CASH– NET OF ISSUANCE EXPENSES	37,359,230	37,359	7,870,422		7,907,781
SHARES ISSUED FOR SERVICES	621,929	622	367,166		367,788
SHARES TO BE ISSUED FOR SERVICES RENDERED			203,699		203,699
CONTRIBUTIONS TO PAID IN CAPITAL			18,991		18,991
RECEIPTS ON ACCOUNT OF SHARES AND WARRANTS			6,061		6,061
SHARES ISSUED FOR CONVERSION OF CONVERTIBLE NOTE	550,000	550	274,450		275,000
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS			2,864,039		2,864,039
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS			498,938		498,938
DISCOUNT ON CONVERTIBLE NOTE RELATED TO BENEFICIAL CONVERSION FEATURE			108,000		108,000
COMPREHENSIVE LOSS				(16)	(16)
IMPUTED INTEREST			15,997		15,997
NET LOSS				(10,008,662)	(10,008,662)
BALANCE AS OF AUGUST 31, 2009 (audited)	56,456,710	56,456	12,698,414	(10,008,678)	2,746,192
SHARES ISSUED FOR SERVICES RENDERED	1,108,611	1,109	248,741		249,850
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS			690,882		690,882
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS			116,944		116,944
IMPUTED INTEREST			3,780		3,780
NET LOSS				(2, 977, 376)	(2,977,376)
BALANCE AS OF AUGUST 31, 2010 (audited)	57,565,321	$57,565	$13,758,761	$(12,986,054)	$830,272
SHARES ISSUED FOR SERVICES RENDERED	253,714	254	88,546		88,800
RECEIPTS ON ACCOUNT OF SHARES AND WARRANTS	937,500	938	299,062		300,000
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS			188,966		188,966
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS			6,335		6,335
OTHER COMPREHENSIVE INCOME			1,535		1,535
IMPUTED INTEREST			947		947
NET LOSS				(602,784)	(602,784)
BALANCE AS OF NOVEMBER 30, 2010 (unaudited)	58,756,535	$58,757	$14,344,152	$(13,588,838)	$814,071

The accompanying notes are an integral part of the consolidated financial statements

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars
	Three months ended		Period from April 12, 2002 (inception date) through
	November 30		November 30,
	2010	2009	2010
	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(602,784)	$(612,793)	$(13,588,838)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	7,451	7,989	85,255
Amortization of debt discount	-	-	108,000
Exchange differences on long term deposits	(385)	(61)	(1,051)
Stock based compensation	195,301	97,977	4,366,104
Common stock issued for services	-	-	706,438
Common stock to be issued for services	88,800	169,500	203,699
Impairment of investment	-	-	434,876
Imputed interest	947	945	20,724
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(111,494)	122,717	(192,655)
Restricted cash	(9)	-	(16,017)
Accounts payable and accrued expenses	(76,182)	42,988	335,148
Provision for uncertain tax position	-	-	162,034
Total net cash used in operating activities	(498,355)	(170,738)	(7,376,283)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(121,303)
Acquisition of short-term investments	-	(400,000)	(3,728,000)
Proceeds from sale of Short term investments	100,000	-	3,728,000
Lease deposits	-	-	(9,916)
Total net cash provided by (used in) investing activities	100,000	(400,000)	(131,219)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stocks and warrants - net of issuance expenses	300,000	-	8,261,481
Receipts on account of shares issuances	-	-	6,061
Proceeds from convertible notes	-	-	275,000
Proceeds from short term note payable	-	-	120,000
Payments of short term note payable	-	-	(120,000)
Shareholder advances	-	-	66,243
Net cash provided by financing activities	300,000	-	8,608,785

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(98,355)	(570,738)	1,101,283
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,199,638	1,716,866	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,101,283	$1,146,128	$1,101,283
Non cash investing and financing activities:
Shares issued for offering costs			$1,753
Contribution to paid in capital			$18,991
Discount on convertible note related to beneficial conversion feature			$108,000
Shares issued for services rendered		$152,928

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

2.
The accompanying unaudited interim consolidated financial statements as of November 30, 2010 and for the three months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2010, are not necessarily indicative of the results that may be expected for the year ending August 31, 2011.

3.	Going concern considerations

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (April 12, 2002) through November 30, 2010 of $13,588,838 as well as negative cash flow from operating activities. Presently, the Company does not have sufficient cash resources to meet its requirements in the twelve months following November 30, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of evaluating various financing alternatives as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that the Company will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders, as well as on going funding from the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of Israel ("OCS").  See also note 7b for sale of Securities Purchase Agreements to which the Company entered following November 30, 2010.

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

b.	Newly issued and recently adopted Accounting Pronouncements

1.
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

2.
In June 2009, the FASB updated accounting guidance relating to variable interest entities. As applicable to the Company, this will become effective as of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As applicable to the Company, the adoption of the new guidance will not have a material impact on the consolidated financial statements.

c.	Reclassifications
Certain figures in respect of prior period have been reclassified to conform to the current period presentation.

NOTE 2 - INVESTMENT IN A JOINT VENTURE

a.
In June 2010, the subsidiary of the Company entered into an agreement with D.N.A Biomedical Solutions Ltd ("D.N.A"), for the establishment of a new company, Entera Bio Ltd. ("Entera"), ("the JV Agreement").

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

As of November 30, 2010, the Group holds 50% of the issued and outstanding share capital of Entera (45% - on fully diluted basis). As the Group did not obtain control in Entera, these consolidated financial statements do not include Entera's financial statements.

ORAMED PHARMACEUTICULS, Inc.
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 2 - INVESTMENT IN A JOINT VENTURE (continued)

During the year ended August 31, 2010, the Group recognized deferred income at the amount of $300,000 (50% of $600,000) that is presented as a provision and deducted from investment account at the same amount. As of November 30, 2010, Entera's losses from operations are at the amount of $239,726.

Entera continued activities as a going concern are subject to additional financing until the completion of the development activities and the commencement of profit generating sales.

The Group has concluded Entera is a variable interest entity according to of the terms of the JV Agreement.  The Group reviewed several factors to determine whether the Company is the primary beneficiary of Entera, including the nature Entera's financing, its management structure, the nature of day-to-day operations and certain other factors.  Based on those factors, the Group determined that it is not the primary beneficiary of Entera.  The Group recognized its share of losses from this entity under the equity method, offset with a corresponding amount of revenue recognition on the out-license agreement.

b.       The investment in Entera is composed at follows:
	November 30	August 31
	2010
Share in Entera's shareholders equity	$300,000	$200,000
Currency translation adjustment	1,535	(176)
Less - equity losses	(119,863)	(67,025)
	181,672	132,799
Less - deferred income	(180,137)	(132,799)
Net investment	$1,535	-,-

NOTE 3 - COMMITMENTS:

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

ORAMED PHARMACEUTICULS, Inc.
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 3 - COMMITMENTS (continued):

On July 8, 2009 the Company entered into a third agreement with Hadasit, Prof. Itamar Raz and Dr. Miriam Kidron ("the Third Agreement"), to provide consulting and clinical trial services. According to the Third Agreement, Hadasit will be entitled to a total consideration of $400,000 to be paid by Oramed. $200,000 of this amount was agreed in the terms of the First Agreement, and the remaining of $200,000 will be paid in accordance with the actual progress of the study. The total amount that was paid through November 30, 2010 was $359,255.

b.	As to a Clinical Trial Manufacturing Agreement with Swiss Caps AG, see note 5 and 7a.

c.
On September 19, 2007 the Subsidiary entered into a lease agreement for its office facilities in Israel. The lease agreement is for a period of 51 months, and will end on December 31, 2011. The monthly lease payment is 2,396 NIS and is linked to the increase in the Israeli consumer price index, (as of November 31, 2010 the monthly payment in the Company's functional currency is $651, the future annual lease payments under the agreement for the years ending August 31, 2011 and 2012 are $7,532 and $2,512, respectively).

As security for its obligation under this lease agreement the Company provided a bank guarantee in an amount equal to three monthly lease payments.

d.
On April 21, 2009, the subsidiary entered into a consulting service agreement with ADRES Advanced Regulatory Services Ltd. (“ADRES”) pursuant to which ADRES will provide consulting services relating to quality assurance and regulatory processes and procedures in order to assist the subsidiary in submission of a U.S. IND according to FDA regulations. In consideration for the services provided under the agreement, ADRES will be entitled to a total cash compensation of $211,000, of which the amount $110,000 will be paid as a monthly fixed fee of $10,000 each month for 11 months commencing May 2009, and the remaining $101,000 will be paid based on achievement of certain milestones. $160,000 of the total amount was paid through November 30, 2010, of that $30,000 were paid for completing the three first milestones.

e.
On February 10, 2010, the subsidiary entered into an agreement with Vetgenerics Research G. Ziv Ltd, a clinical research organization (CRO), to conduct a toxicology trial on its oral insulin capsules. The total cost estimated for the studies is €107,100 ($139,138) of which €53,950 ($70,154) was paid through November 30, 2010.

f.
On May 2, 2010, the subsidiary entered into an agreement with SAFC Pharma, a division of the Sigma-Aldrich Corporation, to develop a process to produce one of its oral capsule ingredients, for a total estimated consideration of $269,600, of which $41,102 was paid through November 30, 2010.

g.
On July 5, 2010, the subsidiary of the Company entered into a Manufacturing Supply Agreement (MSA) with Sanofi-Aventis Deutschland GMBH ("sanofi-aventis"). According to the MSA, sanofi-aventis will supply the subsidiary with specified quantities of recombinant human insulin to be used for clinical trials in the USA.

ORAMED PHARMACEUTICULS, Inc.
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 3 - COMMITMENTS (continued):

h.	Grants from the Chief Scientist Office of the Ministry of Industry, Trade and Labor of Israel ("OCS")

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

As of November 30, 2010, the subsidiary has not yet realized any revenues from the said project and did not incur any royalty liability.

For the three months period ended November 30, 2010 the research and development expenses are presented net of OCS Grants, in the total of $151,976. For the year ended August 31, 2010 the OCS Grants were $350,198.

NOTE 4 - STOCK HOLDERS’ EQUITY:

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

As to shares issued after November 30, 2010, see note 7.

ORAMED PHARMACEUTICULS, Inc.
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 5 - STOCK BASED COMPENSATION:

The following are stocks issued for services, stock options and warrants transactions made during the three months ended November 30, 2010:

On October 30, 2006 the Company entered into a Clinical Trial Manufacturing Agreement with Swiss Caps AG (“Swiss”), pursuant to which Swiss would manufacture and deliver the oral insulin capsule developed by the Company. In consideration for the services being provided to the Company by Swiss, the Company agreed to pay a certain predetermined amounts which are to be paid in common stocks of the Company, the number of stocks to be issued is based on the invoice received from Swiss, and the stock market price 10 days after the invoice was issued. The Company accounted for the transaction with Swiss according to FASB ASC 480 "Distinguishing Liabilities from Equity" (formerly FAS 150).

On September 11, 2010, the Company issued 253,714 shares of its common stock to Swiss as remuneration for the services provided, for total of $88,800.
As to shares issued after November 30, 2010, see note 7a.

The Company recognized $195,301 of stock based compensation expense during the three months ended November 30, 2010 related to options granted to employees and consultants, all of which relates to options granted in prior years.

NOTE 6 - FAIR VALUE:

The fair value of the financial instruments included in the Company’s working capital is usually identical or close to their carrying value due to the short-term maturities of these instruments.

NOTE 7 - SUBSEQUENT EVENTS:

a.	On January 11, 2011, the Company issued 100,000 shares of its common stock to Swiss as remuneration for the services provided, in the amount of $31,000.

b.
In December 2010, the Company entered into a Securities Purchase Agreements with two accredited investors for the sale of 6,406,250 units at a purchase price of $0.32 per unit for total consideration of $2,050,000. Each unit consisted of one share of the Company's common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase 0.35 a share of common stock exercisable for five years at an exercise price of $0.50 per share. 156,250 units were issued on December 23, 2010 and 6,250,000 units were issued on January 10, 2011.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and in our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended August 31, 2010.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under "Item 1A – Risk Factors" in our Annual Report on Form 10-K for the year ended August 31, 2010, and filed with the Securities and Exchange Commission (the “SEC” or the “Commission”) on November 29, 2010, as well as those discussed elsewhere in our annual report and in this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report on Form 10-Q which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

As used in this Quarterly Report on Form 10-Q, the terms “we”, “us”, “our”, the “Company”, and “Oramed” mean Oramed Pharmaceuticals Inc. and our subsidiary, Oramed Ltd., unless otherwise indicated.

All dollar amounts refer to U.S. dollars unless otherwise indicated.

Overview of Operations

We are a pharmaceutical company engaged in the research and development of innovative pharmaceutical solutions, including an orally ingestible insulin capsule or tablet to be used for the treatment of individuals with diabetes, use of orally ingestible capsules, tablets or pills for delivery of other polypeptides.

Oramed was incorporated on April 12, 2002, in the State of Nevada under the name Iguana Ventures Ltd. Following the incorporation, the Company was an exploration stage company engaged in the acquisition and exploration of mineral properties. The Company was unsuccessful in implementing its business plan as a mineral exploration company. Accordingly, the Company decided to change the focus of its business by completing a share exchange with the shareholders of Integrated Security Technologies, Inc., a New Jersey private corporation (“ISTI”). On June 4, 2004, the Company changed its name to Integrated Security Technologies, Inc. by filing a Certificate of Amendment with the Nevada Secretary of State.  Effective June 14, 2004 the Company effected a 3.3:1 forward stock split, increasing the amount of authorized capital to 200,000,000 shares of common stock with the par value of $0.001 per share.  However, due to disappointing results of ISTI, on May 31, 2005, effective as of May 27, 2004 the Company terminated the share exchange agreement with the shareholders of ISTI.

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

Recent Business Developments

On December 21, 2010 we entered into a Securities Purchase Agreement with Attara Fund, Ltd. for the sale of 6,250,000 shares of our common stock ("Shares") and warrants to purchase up to 2,187,500 Shares, for a total purchase price of $2,000,000 in cash. The transaction closed on January 10, 2011.  The Shares and warrants were sold in units at a price per unit of $0.32, each unit consisting of one Share and a warrant to purchase 0.35 of a Share. The warrants have an exercise price of $0.50 per Share, subject to adjustment, and a term of five years commencing from January 11, 2010.

On December 23, 2010, our wholly owned Israeli subsidiary, Oramed Ltd., was awarded a government grant amounting to a total net amount of NIS 2.9 million (approximately $807,000), from the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of Israel (the "OCS"), which was designated for research and development expenses for the period of July 2010 to June 2011.  Oramed Ltd. plans to use the funds to support further research and development and clinical study of its oral insulin capsule and Oral GLP1-analog.

Short Term Business Strategy

We plan to conduct further research and development on the technology covered by the patent application "Methods and Composition for Oral Administration of Proteins", which we acquired from Hadasit, as well as the other patents we have filed since.  Through our research and development efforts, we are seeking to develop an oral dosage form that will withstand the harsh chemical environment of the stomach or intestines and will be effective in delivering active insulin for the treatment of diabetes. The enzymes and vehicles that are added to the insulin in the formulation process must not modify chemically or biologically the insulin and the dosage form must be safe to ingest. We plan to continue to conduct clinical trials to show the effectiveness of our technology.  We intend to conduct the clinical trials necessary to file an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (the “FDA”). Additional clinical trials are planned in other countries such as Israel, India and South Africa, in order to substantiate our results as well as for purposes of making future filings for drug approval in these countries. We also plan to conduct further research and development by deploying our proprietary drug delivery technology for the delivery of other polypeptides in addition to insulin, and to develop other innovative pharmaceutical products, including an insulin suppository and use of rectal application for delivery of other polypeptides.

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

In July 2008 we were granted approval by the Institutional Review Board Committee of Hadassah Medical Center in Jerusalem to conduct a non-FDA approved Phase 2A study to evaluate the safety and efficacy of our oral insulin capsule (ORMD 0801) on type 1 diabetic volunteers. On September 24, 2008, we announced the beginning of this trial. On July 21, 2009 we reported positive results from this trial. On September 14, 2010, we reported the successful results of an exploratory clinical trial testing the effectiveness of our oral insulin capsule (ORMD-0801) in type 1 diabetes patients suffering from uncontrolled diabetes. Unstable or labile diabetes is characterized by recurrent, unpredictable and dramatic blood glucose swings often linked with irregular hyperglycemia and sometimes serious hypoglycemia affecting type 1 diabetes patients.  This newly completed exploratory study was a proof of concept study for defining a novel indication for ORMD-0801. The encouraging results justify further clinical development of ORMD-0801 capsule application toward management of uncontrolled diabetes.

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

On July 5, 2010, our subsidiary entered into a Manufacturing Supply Agreement ("MSA") with Sanofi-Aventis Deutschland GMBH ("sanofi-aventis"). According to the MSA, sanofi-aventis will supply our subsidiary with specified quantities of recombinant human insulin to be used for clinical trials in the USA.

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

On February 17, 2006, we entered into an agreement with Hadasit to provide consulting and clinical trial services.

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

As mentioned above, on July 5, 2010, our subsidiary entered into an MSA with sanofi-aventis. According to the MSA, sanofi-aventis will supply our subsidiary with specified quantities of recombinant human insulin to be used for clinical trials in the USA.

Out-Licensed Technology

On June 1, 2010, our subsidiary, Oramed Ltd., entered into an agreement with D.N.A Biomedical Solutions Ltd (formerly, Laser Detect Systems Ltd),, an Israeli company listed on the Tel Aviv Stock Exchange ("D.N.A"), for the establishment of a new company to be called Entera Bio Ltd. ("Entera").

Under the terms of a license agreement that was entered into between Oramed and Entera, we will out-license technology to Entera, on an exclusive basis, for the development of oral delivery drugs for certain indications to be agreed upon between the parties.  The out-licensed technology differs from our main delivery technology that is used for oral insulin and GLP-1 analog and is subject to different patent applications. Entera's initial development effort will be an oral formulation for the treatment of osteoporosis. The license will be royalty-free unless our ownership interest in Entera decreases to 30% or less of its outstanding share capital, in which case royalties will be payable with respect to revenues derived from certain indications. Under certain circumstances, Entera may receive ownership of the licensed technology, in which case we would receive a license back on the same terms.

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

Results of Operations

Going concern assumption

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have net losses for the period from inception (April 12, 2002) through November 30, 2010 of $13,588,838, as well as negative cash flow from operating activities. Based upon our existing spending commitments, estimated at $5.4 million for the twelve months following December 1, 2010, and our cash availability, we do not have sufficient cash resources to meet our liquidity requirements through November 30, 2011. Accordingly, these factors raise substantial doubt about our ability to continue as a going concern. Management is in the process of evaluating various financing alternatives as we will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

The following table summarizes certain statements of operations data for the Company for the three month periods ended November 30, 2010 and 2009:

	Three months ended
Operating Data:	November 30, 2010	November 30, 2009

Research and development costs, net	$286,488	$332,485
General and administrative expenses	315,129	285,016
Financial expenses (income), net	1,167	(4,708)
Net loss for the period	$602,784	$612,793

Loss per common share – basic and diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding	57,932,597	57,158,865

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

Clinical activities which relate principally to clinical sites and other administrative functions to manage our clinical trials are performed primarily by contract research organizations ("CROs"). CROs typically perform most of the start-up activities for our trials, including document preparation, site identification, screening and preparation, pre-study visits, training, and program management.

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

In August 2009, Oramed Ltd., our wholly owned Israeli subsidiary, was awarded a government grant amounting to a total net amount of NIS 3.1 million (approximately $813,000), from the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of Israel (the "OCS"), which the OCS designated for research and development expenses for the period of February 2009 to June 2010.  The funds were used by Oramed Ltd. to support further research and development and clinical study of its oral insulin capsule and Oral GLP1-analog. In December 2010, Oramed Ltd., was awarded another grant amounting to a total net amount of NIS 2.9 million (approximately $807,000) from the OCS, which was designated for research and development expenses for the period of July 2010 to June 2011.  Oramed Ltd. plans to use the funds to support further research and development and clinical study of its oral insulin capsule and Oral GLP1-analog. Our grants from the OCS are subject to repayment according to the terms determined by the OCS and applicable law.  See "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Government Grants" in our Annual Report on Form 10-K for the year ended August 31, 2010, and filed with the SEC on November 29, 2010.

During the three months ended November 30, 2010 research and development expenses totaled $286,488, compared to $317,545 for the three months ended November 30, 2009. The decrease is mainly attributable to a decrease in expenses relating to manufacturing of capsules and a decrease in clinical trials costs. The research and development costs include stock based compensation costs, which during the three months ended November 30, 2010 totaled $94,669 as compared to $31,552 during the three months ended November 30, 2009.

Government Grants

In the three months ended November 30, 2010 and 2009, we recognized research and development grants in an amount of $151,976 and $147,590, respectively. As of November 30, 2010, we had no contingent liabilities to the OCS.

General and administrative expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, traveling, business development costs, insurance expenses and other general costs.

For the three months ended November 30, 2010, general and administrative expenses totaled $315,129 compared to $299,956 for the three months ended November 30, 2009. Costs incurred related to general and administrative activities during the three months ended November 30, 2010 reflect an increase in consulting expenses and a decrease in legal and travel expenses. During the three months ended November 30, 2010, as part of our general and administrative expenses, we incurred $100,632 related to stock options granted to employees and consultants, as compared to $66,425 during the three months ended November 30, 2009.

Financial income/expense, net

During the three months ended November 30, 2010 and 2009 we generated interest income on available cash and cash equivalents which was offset by bank charges and imputed interest.

Liquidity and Capital Resources

Since inception through November 30, 2010, we incurred losses in an aggregate amount of $13,588,838. Since inception through November 30, 2010, we have financed our operations through the private placements of equity and debt financings, raising a total of $8,608,785, net of transaction costs. We will seek to obtain additional financing through similar sources. As of November 30, 2010, we had $1,101,283 of available cash. We anticipate that we will require approximately $5.4 million to finance our activities during the twelve months following December 1, 2010.

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

Our financing activity during the three months ended November 30, 2010 included the following:

•	On September 11, 2010, we issued 253,714 shares of our common stock ("Shares"), valued at $88,800, to Swiss Caps AG as remuneration for the services provided, for a total of $88,800.

•
On November 16, 2010, we entered into a Securities Purchase Agreement with Vivid Horizon Limited for the sale of 937,500 Shares and warrants to purchase up to 328,125 Shares, for a total purchase price of $300,000 in cash.  The transaction closed on November 18, 2010.  The Shares and warrants were sold in units at a price per unit of $0.32, each unit consisting of one Share and a warrant to purchase 0.35 of a Share. The warrants have an exercise price of $0.50 per Share, subject to adjustment, and a term of five years commencing from November 18, 2010.  The sale of the units was not registered under the Securities Act.  The issuance of the units was a private placement to an “accredited investor” as defined in Rule 501(a) of Regulation D and is exempt from registration under Section 4(2) of the Securities Act and Rule 504 of Regulation D promulgated thereunder. There were no underwriting fees or commissions associated with this transaction.

Employee's and Consultant’s Stock Options and Warrants

No options or warrants were granted to employees or consultants during the three months ended November 30, 2010.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Planned Expenditures

The estimated expenses referenced herein are in accordance with our business plan. Since our technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the twelve months beginning December 1, 2010 are as follows:

Category:	Amount

Research and development costs, net of OCS funds	$4,263,000
General and administrative expenses	1,131,000
Financial expense, net	2,000
Taxes on income	-
Total	$5,396,000

As previously indicated, we are planning to conduct further clinical studies as well as file an IND application with the FDA for our orally ingested insulin. Our ability to proceed with these activities is dependent on several major factors including the ability to attract sufficient financing on terms acceptable to us.

Employment and Consulting Agreements

We have not engaged in any employment and consulting agreements in the three months ended November 30, 2010.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 - CONTROLS AND PROCEDURES

(a)      Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2010. Based on such review, our chief executive officer and chief financial officer have determined that in light of their conclusion with respect to the effectiveness of our internal control over our financial reporting as of such date, that the Company did not have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(c)      Changes in Internal Control over Financial Reporting
 There were no changes in our internal controls over financial reporting identified in connection with the evaluation thereof that occurred during the three months ended November 30, 2010 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

From time to time we may become subject to litigation incidental to our business. We are not currently a party to any material legal proceedings.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
On September 11, 2010, we issued 253,714 shares of our common stock ("Shares"), valued at $88,800, to Swiss Cap AG as remuneration for services rendered.  The transaction was not registered under the Securities Act of 1933, as amended (the “Securities Act”).  The issuance of the Shares was not a public offering within the meaning of Section 4(2) of the Securities Act, and was therefore deemed exempt from registration.  There were no underwriting fees or commissions associated with this transaction.

(b)
On November 16, 2010, we entered into a Securities Purchase Agreement with Vivid Horizon Limited for the sale of 937,500 Shares and warrants to purchase up to 328,125 Shares, for a total purchase price of $300,000 in cash.  The transaction closed on November 18, 2010.  The Shares and warrants were sold in units at a price per unit of $0.32, each unit consisting of one Share and a warrant to purchase 0.35 of a Share. The warrants have an exercise price of $0.50 per Share, subject to adjustment, and a term of five years commencing from November 18, 2010.  The sale of the units was not registered under the Securities Act.  The issuance of the units was a private placement to an “accredited investor” as defined in Rule 501(a) of Regulation D and is exempt from registration under Section 4(2) of the Securities Act and Rule 504 of Regulation D promulgated thereunder. There were no underwriting fees or commissions associated with this transaction.

ITEM 6 - EXHIBITS

Number	Exhibit
(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 file no. 333-164286 filed on January 11, 2010).

3.2	Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 10, 2006).

3.3	Articles of Merger filed with the Nevada Secretary of State on March 29, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 10, 2006).

(4)	Instruments defining rights of security holders, including indentures

4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on November 29, 2002).

4.2	Form of warrant certificate (incorporated by reference from our current report on Form 8-K filed on June 18, 2007)

(10)	Material Contracts

10.1*	Securities Purchase Agreement, between Oramed Pharmaceuticals Inc. and Attara Fund, Ltd., dated as of December 21, 2010.

10.2*	Common Stock Purchase Warrant issued to Attara Fund, Ltd. on January 10, 2011.

(31)	Section 302 Certification

31.1 *	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification Statement of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification

32.1 *	Certification Statement of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

32.2 *	Certification Statement of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Registrant

Date: January 13, 2011	By:	/s/ Nadav Kidron

Nadav Kidron
President, Chief Executive Officer and Director

Date: January 13, 2011	By:	/s/ Yifat Zommer

Yifat Zommer
Chief Financial Officer