Form 10-Q
period 2011-02-28
ORAMED PHARMACEUTICALS INC.
filed 2011-04-12
CIK 1176309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 000-50298

ORAMED PHARMACEUTICALS INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	98-0376008
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Hi-Tech Park 2/5 Givat Ram PO Box 39098 Jerusalem, Israel	91390
(Address of Principal Executive Offices)	(Zip Code)

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
Yes  ☐              No ☒

As of April 11, 2011 there were 68,603,285 shares of the issuer's Common Stock, $.001 par value, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2011

ORAMED PHARMACEUTICALS INC.
 (A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2011

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Balance sheets	3
Statements of operations	4
Statements of changes in stockholders’ equity	5
Statements of cash flows	6
Notes to financial statements	7-14

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars

	February 28,	August 31,
	2011	2010
	Unaudited	Audited
Assets

CURRENT ASSETS:
Cash and cash equivalents	$1,931,761	$1,199,638
Short term investments	1,777,000	100,000
Restricted cash	16,000	16,008
Accounts receivable - other	87,430	59,175
Prepaid expenses	17,101	1,859
Related parties	5,754	7,689
Grants receivable from the Chief Scientist	-	12,438
Total current assets	3,835,046	1,396,807

INVESTMENT IN A JOINT VENTURE	16,428
LONG TERM DEPOSITS	11,152	10,582
PROPERTY AND EQUIPMENT, net	29,852	43,499
Total assets	$3,892,478	$1,450,888

Liabilities and stockholders' equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$518,579	$411,330
Account payable with former shareholder	47,252	47,252
Total current liabilities	565,831	458,582

PROVISION FOR UNCERTAIN TAX POSITION	162,034	162,034

COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock of $ 0.001 par value - Authorized: 200,000,000 shares at February 28, 2011 and August 31, 2010; Issued and outstanding: 67,625,285 at February 28, 2011 and 57,565,321 shares at August 31, 2010, respectively	67,625	57,565
Additional paid-in capital	17,328,617	13,758,761
Deficit accumulated during the development stage	(14,231,629)	(12,986,054)
Total stockholders' equity	3,164,613	830,272
Total liabilities and stockholders' equity	$3,892,478	$1,450,888

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
U.S. dollars

					Period
					from April
					12, 2002
					(inception)
	Six months ended		Three months ended		through
	February 28,	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010	2011
	Unaudited

RESEARCH AND DEVELOPMENT EXPENSES	$627,816	$516,057	$341,328	$183,572	$7,320,356
IMPAIRMENT OF INVESTMENT					434,876
GENERAL AND ADMINISTRATIVE EXPENSES	621,016	493,344	305,887	208,328	6,303,439
OPERATING LOSS	1,248,832	1,009,401	647,215	391,900	14,058,671
FINANCIAL INCOME	(10,045)	(10,916)	(7,856)	(2,543)	(170,845)
FINANCIAL EXPENSES	6,788	6,519	3,432	2,854	169,265
LOSS BEFORE TAXES ON INCOME	1,245,575	1,005,004	642,791	392,211	14,057,091
TAXES ON INCOME	-	-	-	-	174,538
NET LOSS FOR THE PERIOD	$1,245,575	$1,005,004	$642,791	$392,211	$14,231,629
BASIC AND DILUTED LOSS PER COMMON SHARE	$0.02	$0.02	$0.01	$0.01
WEIGHTED AVERAGE NUMBER OF COMMON STOCK USED IN COMPUTING BASIC AND DILUTED LOSS PER COMMON STOCK	60,344,880	57,289,266	62,804,799	57,422,484

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. dollars
				Deficit
				accumulated
			Additional	during the	Total
	Common Stock		paid-in	development	stockholders'
	Shares	$	capital	stage	equity
BALANCE AS OF APRIL 12, 2002 (inception)	34,828,200	$34,828	$18,872		$53,700
CHANGES DURING THE PERIOD FROM APRIL 12, 2002 THROUGH AUGUST 31, 2009 (audited):
SHARES CANCELLED	(19,800,000)	(19,800)	19,800		-
SHARES ISSUED FOR INVESTMENT IN ISTI-NJ	1,144,410	1,144	433,732		434,876
SHARES ISSUED FOR OFFERING COSTS	1,752,941	1,753	(1,753)		-
SHARES ISSUED FOR CASH– NET OF ISSUANCE EXPENSES	37,359,230	37,359	7,870,422		7,907,781
SHARES ISSUED FOR SERVICES	621,929	622	367,166		367,788
SHARES TO BE ISSUED FOR SERVICES RENDERED			203,699		203,699
CONTRIBUTIONS TO PAID IN CAPITAL			18,991		18,991
RECEIPTS ON ACCOUNT OF SHARES AND WARRANTS			6,061		6,061
SHARES ISSUED FOR CONVERSION OF CONVERTIBLE NOTE	550,000	550	274,450		275,000
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS			2,864,039		2,864,039
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS			498,938		498,938
DISCOUNT ON CONVERTIBLE NOTE RELATED TO BENEFICIAL CONVERSION FEATURE			108,000		108,000
COMPREHENSIVE LOSS				(16)	(16)
IMPUTED INTEREST			15,997		15,997
NET LOSS				(10,008,662)	(10,008,662)
BALANCE AS OF AUGUST 31, 2009 (audited)	56,456,710	56,456	12,698,414	(10,008,678)	2,746,192
SHARES ISSUED FOR SERVICES RENDERED	1,108,611	1,109	248,741		249,850
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS			690,882		690,882
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS			116,944		116,944
IMPUTED INTEREST			3,780		3,780
NET LOSS				(2, 977, 376)	(2,977,376)
BALANCE AS OF AUGUST 31, 2010 (audited)	57,565,321	$57,565	$13,758,761	$(12,986,054)	$830,272
SHARES ISSUED FOR SERVICES RENDERED	353,714	354	119,446		119,800
SHARES ISSUED FOR CASH	9,706,250	9,706	3,096,294		3,106,000
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS			327,910		327,910
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS			7,887		7,887
OTHER COMPREHENSIVE INCOME			16,428		16,428
IMPUTED INTEREST			1,891		1,891
NET LOSS				(1,245,575)	(1,245,575)
BALANCE AS OF February 28, 2011 (unaudited)	67,625,285	$67,625	$17,328,617	$(14,231,629)	$3,164,613
The accompanying notes are an integral part of the consolidated financial statements

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars
	Six months ended		Period from April 12, 2002 (inception date) through
	February 28,		February 28,
	2011	2010	2011
	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,245,575)	$(1,005,004)	$(14,231,629)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	15,122	15,756	92,926
Amortization of debt discount	-	-	108,000
Exchange differences on long term deposits	(570)	347	(1,236)
Stock based compensation	335,797	155,703	4,506,600
Common stock issued for services	119,800	199,500	737,438
Common stock to be issued for services	-	-	203,699
Impairment of investment	-	-	434,876
Imputed interest	1,891	1,890	21,668
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(29,124)	125,857	(110,285)
Restricted cash	8	-	(16,000)
Accounts payable and accrued expenses	107,249	(86,209)	518,579
Provision for uncertain tax position	-	-	162,034
Total net cash used in operating activities	(695,402)	(592,160)	(7,573,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,475)	-	(122,778)
Acquisition of short-term investments, net	(1,677,000)	(400,000)	(3,728,000)
Proceeds from sale of Short term investments	-	-	1,951,000
Lease deposits	-	-	(9,916)
Total net cash derived from (used in) investing activities	(1,678,475)	(400,000)	(1,909,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants - net of issuance expenses	3,106,000	-	11,067,481
Receipts on account of shares issuances			6,061
Proceeds from convertible notes	-	-	275,000
Proceeds from short term note payable	-	-	120,000
Payments of short term note payable	-	-	(120,000)
Shareholder advances	-	-	66,243
Net cash provided by financing activities	3,106,000	-	11,414,785

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	732,123	(992,160)	1,931,761
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,199,638	1,716,866	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,931,761	$724,706	$1,931,761
Non cash investing and financing activities:
Shares issued for offering costs			$1,753
Contribution to paid in capital			$$18,991
Discount on convertible note related to beneficial conversion feature			$108,000

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

On March 11, 2011, Oramed was reincorporated from the State of Nevada to the State of Delaware.

The Group is engaged in research and development in the biotechnology field and is considered a development stage company in accordance with ASC Topic 915 “Development Stage Entities”.

2.
The accompanying unaudited interim consolidated financial statements as of February 28, 2011 and for the six months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounting principles applied in the preparation of the interim statements are consistent with those applied in the preparation of the annual financial statements; however, the interim statements do not include all the information and explanations required for the annual financial statements. Operating results for the six months ended February 28, 2011, are not necessarily indicative of the results that may be expected for the year ending August 31, 2011.

ORAMED PHARMACEUTICULS, Inc.
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

3.	Going concern considerations

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (April 12, 2002) through February 28, 2011of $14,231,629 as well as negative cash flow from operating activities. Presently, the Company does not have sufficient cash resources to meet its requirements in the twelve months following February 28, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of evaluating various financing alternatives as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that the Company will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders, as well as on going funding from the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of Israel ("OCS"). See also note 4 for Securities Purchase Agreements to which the Company entered through February 28, 2011.

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

2.
In June 2009, the FASB updated accounting guidance relating to variable interest entities. As applicable to the Company, this will become effective as of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As applicable to the Company, the adoption of the new guidance does not have a material impact on the consolidated financial statements.

c.	Reclassifications

Certain figures in respect of prior period have been reclassified to conform to the current period presentation.

ORAMED PHARMACEUTICULS, Inc.
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS (continued)

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

As of February 28, 2011, the Group holds 50% of the issued and outstanding share capital of Entera (45% - on fully diluted basis). As the Group did not obtain control in Entera, these consolidated financial statements do not include Entera's financial statements.

During the year ended August 31, 2010, the Group recognized deferred income at the amount of $300,000 (50% of $600,000) that is presented as a provision and deducted from investment account at the same amount. As of February 28, 2011, Entera's losses from operations are at the amount of $479,518.

Entera continued activities as a going concern are subject to additional financing until the completion of the development activities and the commencement of profit generating sales.

The Group has concluded Entera is a variable interest entity (hereafter - "VIE), according to the terms of the JV Agreement.. As further discussed in Note 1 to the annual financial statements, a new accounting standard which became effective, as applicable to the Company, on September 1,2010  related to accounting for and consolidation of VIEs. According to  this standard, the Group reviewed several factors to determine whether the Company is the primary beneficiary of Entera, including an assessment whether the Group  including its related parties and defacto agents )has the power to direct the activities of Entera that most significantly impact Entera's economic performance and has the obligation to absorb losses of Entera that could potentially be significant to Entera; or the right to receive benefits from Entera that could potentially be significant to Entera). Based on those factors, the Group determined that it is not the primary beneficiary of Entera.  The Group recognized its share of losses from this entity under the equity method, offset with a corresponding amount of revenue recognition on the out-license agreement.

ORAMED PHARMACEUTICULS, Inc.
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS (continued)

NOTE 2 - INVESTMENT IN A JOINT VENTURE (continued):

On February 22, 2011, the Subsidiary entered into a share purchase agreement with D.N.A for the sale of 47% of Entera's outstanding share capital on an undiluted basis. The closing of that transaction took place on March 31, 2011. As consideration for the Entera shares, the Subsidiary received a promissory note issued by D.N.A in the principal amount of US $450,000, with an annual interest rate of 0.45%, to be paid within four months from closing, and 8,404,667 ordinary shares of D.N.A, having an aggregate market value of approximately $700,000.  In addition, on closing date, D.N.A invested $250,000 in the Company's private placement, for which it received 781,250 shares of our common stock and five-year warrants to purchase 273,438 shares of common stock at an exercise price of $0.50 per share.

As part of the transaction, the Subsidiary entered into a patent transfer agreement (that replaced the original license agreement) according to which, the Subsidiary assigned to Entera all of its right, title and interest in and to the patent application that it has licensed to Entera since August 2010.  Under this agreement, the Subsidiary is entitled to receive from Entera royalties of 3% of Entera's net revenues (as defined in the agreement) and a license back of that patent application for use in respect of diabetes and influenza.

Upon the closing, Oramed, Entera and D.N.A terminated the joint venture agreement, as amended, entered into on June 1, 2010 in connection with the formation of Entera.

Mr. Zeev Bronfeld, one of D.N.A's directors and controlling shareholders, is an affiliated shareholder of the Company

b.	The investment in Entera is composed at follows:

	February 28	August 31
	2011	2010
Share in Entera's shareholders equity	$300,000	$200,000
Currency translation adjustment	16,428	(176)
Less - equity losses	(239,759)	(67,025)
	76,669	132,799
Less - deferred income	(60,241)	(132,799)
Net investment	$16,428	-,-

ORAMED PHARMACEUTICULS, Inc.
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS (continued)

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

On July 8, 2009 the Company entered into a third agreement with Hadasit, Prof. Itamar Raz and Dr. Miriam Kidron ("the Third Agreement"), to provide consulting and clinical trial services. According to the Third Agreement, Hadasit will be entitled to a total consideration of $400,000 to be paid by Oramed; $200,000 of this amount was agreed in the terms of the First Agreement, and the remaining of $200,000 will be paid in accordance with the actual progress of the study. The total amount that was paid through February 28, 2011 was $359,255.

b.	As to a Clinical Trial Manufacturing Agreement with Swiss Caps AG, see note 5.

c.
On September 19, 2007 the Subsidiary entered into a lease agreement for its office facilities in Israel. The lease agreement is for a period of 51 months, and will end on December 31, 2011. The monthly lease payment is 2,396 NIS and is linked to the increase in the Israeli consumer price index, (as of February 28, 2011 the monthly payment in the Company's functional currency is $661, the future annual lease payments under the agreement for the years ending August 31, 2011 and 2012 are $7,938 and $2,646, respectively).

As security for its obligation under this lease agreement the Company provided a bank guarantee in an amount equal to three monthly lease payments.

d.
On April 21, 2009, the subsidiary entered into a consulting service agreement with ADRES Advanced Regulatory Services Ltd. (“ADRES”) pursuant to which ADRES will provide consulting services relating to quality assurance and regulatory processes and procedures in order to assist the subsidiary in submission of a U.S. IND according to FDA regulations. In consideration for the services provided under the agreement, ADRES will be entitled to a total cash compensation of $211,000, of which the amount of $110,000 will be paid as a monthly fixed fee of $10,000 each month for 11 months commencing May 2009, and the remaining $101,000 will be paid based on achievement of certain milestones; $160,000 of the total amount was paid through February 28, 2011, of that $30,000 were paid for completing the three first milestones.

ORAMED PHARMACEUTICULS, Inc.
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS (continued)

NOTE 3 - COMMITMENTS (continued):

e.
On February 10, 2010, the Subsidiary entered into an agreement with Vetgenerics Research G. Ziv Ltd, a clinical research organization (CRO), to conduct a toxicology trial on its oral insulin capsules. The total cost estimated for the studies is €107,100 ($139,138) of which €78,595 ($108,696) was paid through February 28, 2011.

f.
On May 2, 2010, the Subsidiary entered into an agreement with SAFC Pharma, a division of the Sigma-Aldrich Corporation, to develop a process to produce one of its oral capsule ingredients, for a total estimated consideration of $269,600, of which $78,494 was paid through February 28, 2011.

g.
On July 5, 2010, the Subsidiary of the Company entered into a Manufacturing Supply Agreement (MSA) with Sanofi-Aventis Deutschland GMBH ("sanofi-aventis"). According to the MSA, sanofi-aventis will supply the subsidiary with specified quantities of recombinant human insulin to be used for clinical trials in the USA.

h.
On January 2, 2011, the Company entered into a consulting agreement with a third party (the "Advisor”) for a period of 24 months, pursuant to which the Advisor will provide financial services, advice and assistance in connection with fund raisings in the public or private equity markets. In consideration for the services provided the Advisor will be entitled to monthly fee of $3,500 payable in cash in respect of the first 18 months of the term of this agreement and subject to the closing of the Company's first round of financing conducted by the Advisor, a certain finders fee on financing transactions conducted by the Advisor and a warrant to purchase up to 2,000,000 shares of the Company. The warrant will have a term of five years and an exercise price of $0.50 per Share. The warrant will vest and be exercisable only upon achieving certain milestones prior to the second anniversary of the date of issuance, as determined in the agreement. The warrants were granted on March 16, 2011.

i.
On February 15, 2011, the Subsidiary entered into a consulting agreement with a third party (“the Consultant”) for a period of five years, pursuant to which the Consultant will provide consultation on scientific and clinical matters. The Consultant is entitled to a fixed monthly fee of $8,000, royalties of 8% of the net royalties actually received by the Subsidiary in respect of the patent that was sold to Entera on February 22, 2011 (see note 2) and an option to purchase up to 250,000 shares of common stock, par value $0.001 per share, of the Company at an exercise price of $0.50 per share.

ORAMED PHARMACEUTICULS, Inc.
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS (continued)

NOTE 3 - COMMITMENTS (continued):

j.	Grants from the Chief Scientist Office of the Ministry of Industry, Trade and Labor of Israel ("OCS")

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

As of February 28, 2011, the subsidiary has not yet realized any revenues from the said project and did not incur any royalty liability.

For the six months period ended February 28, 2011, the research and development expenses are presented net of OCS Grants, in the total of $208,674. For the year ended August 31, 2010 the OCS Grants were $350,198.

NOTE 4 - STOCK HOLDERS’ EQUITY:

Between November 2010 and February 2011 the Company entered into Securities Purchase Agreements with a few accredited investors for the sale of 9,706,250 units at a purchase price of $0.32 per unit for total consideration of $3,106,000. Each unit consisted of one share of the Company's common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase 0.35 a share of common stock exercisable for five years at an exercise price of $0.50 per share.

As to shares issued after February 28, 2011, see note 7a.

ORAMED PHARMACEUTICULS, Inc.
 (A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS (continued)

NOTE 5 - STOCK BASED COMPENSATION:

The following are stocks issued for services, stock options and warrants transactions made during the six months ended February 28, 2011:

On October 30, 2006 the Company entered into a Clinical Trial Manufacturing Agreement with Swiss Caps AG (“Swiss”), pursuant to which Swiss would manufacture and deliver the oral insulin capsule developed by the Company. In consideration for the services being provided to the Company by Swiss, the Company agreed to pay a certain predetermined amounts which are to be paid in common stocks of the Company, the number of stocks to be issued is based on the invoice received from Swiss, and the stock market price 10 days after the invoice was issued. The Company accounted for the transaction with Swiss according to FASB ASC 480 "Distinguishing Liabilities from Equity".

On September 11, 2010 and January 11, 2011 the Company issued 253,714 and 100,000 shares of its common stock to Swiss as remuneration for the services provided, for total of $88,800 and $31,000, respectively.

As to warrants and options granted to third parties, see notes 3h and 3i.

The Company recognized $335,797 of stock based compensation expense during the six months ended February 28, 2011 related to options granted to employees and consultants, $335,479 of which relates to options granted in prior years.

NOTE 6 - FAIR VALUE:

The fair value of the financial instruments included in the Company’s working capital is usually identical or close to their carrying value due to the short-term maturities of these instruments.

NOTE 7 - SUBSEQUENT EVENTS:

a.
In March 2011, in connection with the securities purchase agreement as described in note 4, the Company issued 196,750 shares of the Company's common stock and warrants to purchase 70,864 shares of common stock for three individuals, as finders fee.

b.
On March 31, 2011, the Company consummated a securities purchase agreement with D.N.A for the sale of 781,250 shares of common stock and warrants to purchase up to 273,438 shares of common stock, for a total purchase price of $250,000 in cash.  The shares and warrants were sold in units at a price per unit of $0.32, each unit consisting of one share of common stock and a warrant to purchase 0.35 of a share of common stock. The warrants have an exercise price of $0.50 per share, subject to adjustment, and a term of five years commencing from the closing of the transaction. See also note 2.

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

On March 11, 2011, Oramed was reincorporated from the State of Nevada to the State of Delaware.

Recent Business Developments

On December 23, 2010, our wholly owned Israeli subsidiary, Oramed Ltd., was awarded a government grant amounting to a total net amount of NIS 2.9 million (approximately $807,000), from the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of Israel (the "OCS"), which was designated for research and development expenses for the period of July 2010 to June 2011.  Oramed Ltd. plans to use the funds to support further research and development and clinical study of its oral insulin capsule and Oral GLP1-analog. On June 1, 2010, our subsidiary, Oramed Ltd., entered into a joint venture agreement with D.N.A Biomedical Solutions Ltd. (formerly Laser Detect Systems Ltd), an Israeli company listed on the Tel Aviv Stock Exchange ("D.N.A"), for the establishment of a new company to be called Entera Bio Ltd. ("Entera"). Under the terms of a license agreement that was entered into between Oramed and Entera in August 2010, we out-licensed technology to Entera, on an exclusive basis, for the development of oral delivery drugs for certain indications to be agreed upon between the parties.  The out-licensed technology differs from our main delivery technology that is used for oral insulin and GLP 1 Analog and is subject to different patent applications. Entera's initial development effort is for an oral formulation for the treatment of osteoporosis.

On March 31, 2011, we consummated a transaction with D.N.A, whereby we sold to D.N.A 47% of Entera's outstanding share capital on an undiluted basis. As consideration for the Entera shares, we received a promissory note issued by D.N.A in the principal amount of $450,000, with an annual interest rate of 0.45%, to be paid within four months from closing, and 8,404,667 ordinary shares of D.N.A, having an aggregate market value of approximately $700,000.  In addition, D.N.A invested $250,000 in our private placement investment round, for which it received 781,250 shares of our common stock and five-year warrants to purchase 273,438 shares of common stock at an exercise price of $0.50 per share.

As part of the transaction, we entered into a patent transfer agreement (to replace the original license agreement) according to which, Oramed assigned to Entera all of its right, title and interest in and to the patent application that it had licensed to Entera since August 2010.  Under this agreement, Oramed Ltd. is entitled to receive from Entera royalties of 3% of Entera's net revenues (as defined in the agreement) and a license back of that patent application for use in respect of diabetes and influenza.

In March, 2011, we consummated a private placement that commenced in November 2010, with a number of accredited investors pursuant to which we agreed to sell to the investors an aggregate of 10,487,500 units at a purchase price of $0.32 per unit for total consideration of $3,356,000. Each unit consisted of one share of common stock and a five-year warrant to purchase 0.35 of a share of common stock at an exercise price of $0.50 per share. We also issued 196,750 shares of common stock and warrants to purchase 70,863 shares of common stock as finders' fees in connection with the private placement. These amounts include the $250,000 investment by D.N.A made in connection with our technology transaction on March 31, 2011.

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

On November 15, 2007, we successfully completed animal studies in preparation for the Phase 1B clinical trial of our oral insulin capsule (ORMD0801).  On January 22, 2008, we commenced non-FDA approved Phase 1B clinical trials with our oral insulin capsule, in healthy human volunteers with the intent of dose optimization.  On March 11, 2008, we successfully completed our Phase 1B clinical trials.

On April 13, 2008, we commenced a non-FDA approved Phase 2A study to evaluate the safety and efficacy of our oral insulin capsule (ORMD0801) in type 2 diabetic volunteers at Hadassah Medical Center in Jerusalem. On August 6, 2008, we announced the successful results of this trial.

In July 2008 we were granted approval by the Institutional Review Board Committee of Hadassah Medical Center in Jerusalem to conduct a non-FDA approved Phase 2A study to evaluate the safety and efficacy of our oral insulin capsule (ORMD0801) on type 1 diabetic volunteers. On September 24, 2008, we announced the beginning of this trial. On July 21, 2009 we reported positive results from this trial. On September 14, 2010, we reported the successful results of an exploratory clinical trial testing the effectiveness of our oral insulin capsule (ORMD0801) in type 1 diabetes patients suffering from uncontrolled diabetes.  Unstable or labile diabetes is characterized by recurrent, unpredictable and dramatic blood glucose swings often linked with irregular hyperglycemia and sometimes serious hypoglycemia affecting type 1 diabetes patients.  This newly completed exploratory study was a proof of concept study for defining a novel indication for ORMD0801. The encouraging results justify further clinical development of ORMD0801 capsule application toward management of uncontrolled diabetes.

On April 21, 2009, we entered into a consulting service agreement with ADRES Advanced Regulatory Services Ltd. (“ADRES”), pursuant to which ADRES will provide services for the purpose of filing an IND application with the FDA for a Phase 2 study according to the FDA requirements. The FDA approval process and, if approved, registration for commercial use as an oral drug can take several years.

In May 2009, we commenced a non-FDA approved Phase 2B study in South Africa to evaluate the safety, tolerability and efficacy of our oral insulin capsule (ORMD0801) on type 2 diabetic volunteers. On May 6, 2010, we reported that the capsule was found to be well tolerated and exhibited a positive safety profile. No cumulative adverse effects were reported throughout this first study of extended exposure to the capsule. We are considering whether and when to conduct an additional non-FDA approved Phase 2B study in India.

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

Results of Operations

Going concern assumption

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have net losses for the period from inception (April 12, 2002) through February 28, 2011 of $14,231,629, as well as negative cash flow from operating activities. Based upon our existing spending commitments, estimated at $5.4 million for the twelve months following March 1, 2011, and our cash availability, we do not have sufficient cash resources to meet our liquidity requirements through February 28, 2011. Accordingly, these factors raise substantial doubt about our ability to continue as a going concern. Management is in the process of evaluating various financing alternatives as we will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

The following table summarizes certain statements of operations data for the Company for the six month and three month periods ended February 28, 2011 and 2010:

	Six months ended		Three months ended
Operating Data:	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010

Research and development costs	$627,816	$516,057	$341,328	$183,572
General and administrative expenses	621,016	493,344	305,887	208,328
Financial (income) expense, net	(3,257)	(4,397)	(4,424)	311
Net loss for the period	1,245,575	1,005,004	$642,791	$392,211

Loss per common share – basic and diluted	$0.02	$0.02	$0.01	$0.01
Weighted average common shares outstanding	60,344,880	57,289,266	62,804,799	57,442,484

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

During the six months ended February 28, 2011 research and development expenses totaled $627,816, compared to $516,057 for the six months ended February 28, 2010. The increase is mainly attributable to an increase in stock based compensation costs due to amortization of options granted in prior period. At this stage, we don’t expect our stock based compensation costs to continue to increase. The research and development costs include stock based compensation costs, which during the six months ended February 28, 2011 totaled $162,896 as compared to $42,508 during the six months ended February 28, 2010.

The increase in research and development expenses during the three months ended February 28, 2011 as compared to the three months ended February 28, 2010 is attributable to the same reasons mentioned above.

Government Grants

In the six and three months ended February 28, 2011, we recognized research and development grants in an amount of $208,674 and $292,557, respectively. As of February 28, 2011, we had no contingent liabilities to the OCS.

General and administrative expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, traveling, business development costs, insurance expenses and other general costs.

For the six months ended February 28, 2011, general and administrative expenses totaled $621,016 compared to $493,344 for the six months ended February 28, 2010. Costs incurred related to general and administrative activities during the six months ended February 28, 2011 reflect an increase in professional fee expenses as well as stock options granted to employees and consultants. During the six months ended February 28, 2011, as part of our general and administrative expenses, we incurred $172,901 related to stock options granted to employees and consultants, as compared to $113,195 during the six months ended February 28, 2010.

The increase in general and administrative expenses during the three months ended February 28, 2011 as compared to the three months ended February 28, 2010 is attributable to the same reasons mentioned above.

Financial income/expense, net

During the six months ended February 28, 2011 and 2010, we generated interest income on available cash and cash equivalents which was offset by bank charges and imputed interest.

Liquidity and Capital Resources

Since inception through February 28, 2011, we incurred losses in an aggregate amount of $14,231,629. Since inception through February 28, 2011, we have financed our operations through the private placements of equity and debt financings, raising a total of $11,067,481, net of transaction costs. We will seek to obtain additional financing through similar sources. As of February 28, 2011, we had $1,931,761 of available cash as well as $1,777,000 in short term interest bearing investments. We anticipate that we will require approximately $5.4 million to finance our activities during the twelve months following March 1, 2011.

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

Our financing activity during the six months ended February 28, 2011, included the following:

•	On September 11, 2010 and January 11, 2011, we issued 353,714 shares of our common stock, valued at $119,800, in the aggregate, to Swiss Caps AG as remuneration for services rendered.

•
Between November 2010 and March 2011, we held a private investment round with a number of “accredited investors” as defined in Rule 501(a) of Regulation D, pursuant to which we agreed to sell to the investors an aggregate of 10,487,500 units at a purchase price of $0.32 per unit for total consideration of $3,356,000.  Each unit consisted of one share of common stock and a five-year warrant to purchase 0.35 of a share of common stock at an exercise price of $0.50 per Share. These amounts include the $250,000 investment by D.N.A made in connection with our technology transaction on March 31, 2011.

•
On March 31, 2011, we consummated a securities purchase agreement with D.N.A for the sale of 781,250 shares of common stock and warrants to purchase up to 273,438 shares of common stock, for a total purchase price of $250,000 in cash.  The shares and warrants were sold in units at a price per unit of $0.32, each unit consisting of one share of common stock and a warrant to purchase 0.35 of a share of common stock. The warrants have an exercise price of $0.50 per share, subject to adjustment, and a term of five years commencing from the closing of the transaction.  D.N.A's $250,000 investment in Oramed is included in the private placement described in the immediately preceding paragraph.

Employee's and Consultant’s Stock Options and Warrants

Employee and consultant stock options grant and warrant issuance activities for the six months ended February 28, 2011, include the following:

•	On February 15, 2011, we granted options under the 2008 Stock Incentive Plan to purchase up to 250,000 shares of our common stock at an exercise price of $0.50 to a consultant.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Planned Expenditures

The estimated expenses referenced herein are in accordance with our business plan. Since our technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the twelve months beginning March 1, 2011 are as follows:

Category:	Amount

Research and development costs, net of OCS funds	$4,358,000
General and administrative expenses	1,044,000
Financial expense, net	2,000
Taxes on income	-
Total	$5,404,000

As previously indicated, we are planning to conduct further clinical studies as well as file an IND application with the FDA for our orally ingested insulin. Our ability to proceed with these activities is dependent on several major factors including the ability to attract sufficient financing on terms acceptable to us.

Employment and Consulting Agreements

On January 2, 2011, the Company entered into a consulting agreement with a third party (the "Advisor”) for a period of 24 months, pursuant to which the Advisor will provide financial services, advice and assistance in connection with fund raisings in the public or private equity markets. In consideration for the services provided the Advisor will be entitled to monthly fee of $3,500 payable in cash in respect of the first 18 months of the term of this agreement and subject to the closing of the Company's first round of financing conducted by the Advisor, a certain finders fee on financing transactions conducted by the Advisor and a warrant to purchase up to 2,000,000 shares of the Company. The warrant will have a term of five years and an exercise price of $0.50 per Share. The warrant will vest and be exercisable only upon achieving certain milestones prior to the second anniversary of the date of issuance, as determined in the agreement. The warrants were granted on March 16, 2011

On February 15, 2011, the Subsidiary entered into a consulting agreement with a third party (the “Consultant”) for a period of five years, pursuant to which the Consultant will provide consultation on scientific and clinical matters. The Consultant is entitled to a fixed monthly fee of $8,000, royalties of 8% of the net royalties actually received by the Subsidiary in respect of the patent that was sold to Entera on February 22, 2011, and an option to purchase up to 250,000 shares of common stock, par value $0.001 per share, of the Company at an exercise price of $0.50 per share.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 - CONTROLS AND PROCEDURES

(a)      Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2011. Based on such review, our chief executive officer and chief financial officer have determined that in light of their conclusion with respect to the effectiveness of our internal control over our financial reporting as of such date, that the Company did not have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(c)      Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation thereof that occurred during the six months ended February 28, 2011 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

From time to time we may become subject to litigation incidental to our business. We are not currently a party to any material legal proceedings.

ITEM 1A – RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risk factors described below, together with the more comprehensive list of risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2010, as filed with the SEC on November 29, 2010 and in our other filings with the SEC, before making an investment decision. Our business, prospects, financial condition, and results of operations may be materially and adversely affected as a result of such risks. The value of our securities could decline as a result of any of such risks.  You could lose all or part of your investment in our securities. Some of the statements made in the Risk Factors set forth below and in our annual report are forward looking statements.

There is substantial doubt as to our ability to continue as a going concern.

Our financial statements were prepared on the assumption that we will continue as a going concern. We estimate that our cash reserves will not be sufficient to permit us to continue at our anticipated level of operations for our fiscal year ending August 31, 2011. During 2011, we plan to increase research and development, product development, and administrative expenses relating to our business, including expenses related to research and development related to our oral delivery platform. We intend to use our cash reserves, as well as other funds in the event that they shall become available on commercially reasonable terms, to finance these and other activities, although we can provide no assurance that these additional funds will be available in the amounts or at the times we may require. If sufficient capital is not available, we would likely be required to scale back or terminate our research and development efforts.  See “Risk Factors — We will need substantial additional capital in order to satisfy our business objectives.”

We will need substantial additional capital in order to satisfy our business objectives.

To date, we have financed our operations principally through offerings of securities exempt from the registration requirements of the Securities Act. We believe that our available resources and cash flow will be sufficient to meet our anticipated working capital needs for a minimum of six months from the date hereof. We estimate that we will require substantial additional financing at various intervals in order to continue our research and development programs, including significant requirements for operating expenses including intellectual property protection and enforcement, for pursuit of regulatory approvals, and for commercialization of our products. We can provide no assurance that additional funding will be available on a timely basis, on terms acceptable to us, or at all.  In the event that we are unable to obtain such financing, we will not be able to fully develop and commercialize our technology. Our future capital requirements will depend upon many factors, including:

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
On September 11, 2010 and January 11, 2011, we issued 353,714 shares of our common stock, valued at $119,800, in the aggregate, to Swiss Caps AG as remuneration for services rendered. These transactions were not registered under the Securities Act of 1933, as amended (the “Securities Act”).  The issuances were not public offerings within the meaning of Section 4(2) of the Securities Act, and were therefore deemed exempt from registration.  There were no underwriting fees or commissions associated with these transactions.

(b)
Between November 2010 and March 2011, we held a private investment round with a number of “accredited investors” as defined in Rule 501(a) of Regulation D, pursuant to which we agreed to sell to the investors an aggregate of 10,487,500 units at a purchase price of $0.32 per unit for total consideration of $3,356,000.  Each unit consisted of one share of common stock and a five-year warrant to purchase 0.35 of a share of common stock at an exercise price of $0.50 per Share. These amounts include the $250,000 investment by D.N.A made in connection with our technology transaction on March 31, 2011.

(c)
On March 31, 2011, we consummated a securities purchase agreement with D.N.A for the sale of 781,250 shares of common stock and warrants to purchase up to 273,438 shares of common stock, for a total purchase price of $250,000 in cash.  The shares and warrants were sold in units at a price per unit of $0.32, each unit consisting of one share of common stock and a warrant to purchase 0.35 of a share of common stock. The warrants have an exercise price of $0.50 per share, subject to adjustment, and a term of five years commencing from the closing of the transaction.  D.N.A's $250,000 investment in Oramed is included in the private placement described in the immediately preceding paragraph.

ITEM 6 - EXHIBITS

Number	Exhibit
(3)	Articles of Incorporation and By-laws

3.1	Certificate of Incorporation (incorporated by reference from our current report on Form 8-K filed March 14, 2011).

3.2	Bylaws (incorporated by reference from our current report on Form 8-K filed on March 14, 2011).

3.3	Articles of Merger filed with the Nevada Secretary of State on March 29, 2006 (incorporated by reference to our current report on Form 8-K filed on April 10, 2006).

(4)	Instruments defining rights of security holders, including indentures

4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on November 29, 2002).

4.2	Form of warrant certificate (incorporated by reference from our current report on Form 8-K filed on June 18, 2007)

(10)	Material Contracts

10.1
Securities Purchase Agreement, between Oramed Pharmaceuticals Inc. and Attara Fund, Ltd., dated as of December 21, 2010 (incorporated by reference from our current report on Form 10-Q filed January 13, 2011).

10.2	Common Stock Purchase Warrant issued to Attara Fund, Ltd. on January 10, 2011 (incorporated by reference from our current report on Form 10-Q filed January 13, 2011).

10.3
Share Purchase Agreement dated February 22, 2011, between Oramed Ltd. and D.N.A Biomedical Solutions Ltd. (incorporated by reference from our Registration Statement on Form S-1, filed on March 25, 2011).

10.4	Patent Transfer Agreement dated February 22, 2011, between Oramed Ltd. and Entera Bio Ltd. (incorporated by reference from our Registration Statement on Form S-1, filed on March 25, 2011).

10.5	Form of Securities Purchase Agreement used in 2010-2011 private placement round (incorporated by reference from our Registration Statement on Form S-1, filed on March 25, 2011).

10.6	Form of Common Stock Purchase Warrant used in 2010-2011private placement round (incorporated by reference from our Registration Statement on Form S-1, filed on March 25, 2011).

10.7
Form of Indemnification Agreements dated March 11, 2011, between our company and each of our directors and officers (incorporated by reference from our definitive proxy statement on Schedule 14A filed on January 31, 2011).

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

ORAMED PHARMACEUTICALS INC. Registrant

Date: April 12, 2011	By:	/s/ Nadav Kidron
Nadav Kidron
President, Chief Executive Officer and Director

Date: April 12, 2011	By:	/s/ Yifat Zommer
Yifat Zommer
Chief Financial Officer