Form 10-Q
period 2011-05-31
ORAMED PHARMACEUTICALS INC.
filed 2011-07-13
CIK 1176309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

Yes ☐    No ☒

As of July 12, 2011 there were 70,104,583 shares of the issuer's Common Stock, $.001 par value, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.
 (A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2011

ORAMED PHARMACEUTICALS INC.
 (A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2011

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars

	May 31,	August 31,
	2011	2010
	Unaudited	Audited
Assets

CURRENT ASSETS:
Cash and cash equivalents	$1,920,132	$1,199,638
Short term bank deposits	1,795,765	100,000
Marketable securities	620,402	-
Restricted cash	16,000	16,008
Accounts receivable - other	562,162	59,175
Prepaid expenses	9,063	1,859
Related parties	7,530	7,689
Grants receivable from the Chief Scientist	-	12,438
T o t a l current assets	4,931,054	1,396,807

LONG TERM DEPOSITS AND INVESTMENT	10,509	10,582
PROPERTY AND EQUIPMENT, net	22,134	43,499
T o t a l assets	$4,963,697	$1,450,888

Liabilities and stockholders' equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$312,555	$411,330
Account payable with former shareholder	47,252	47,252
T o t a l current liabilities	359,807	458,582

PROVISION FOR UNCERTAIN TAX POSITIONS	162,034	162,034

COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock of $ 0.001 par value - authorized: 200,000,000 shares at May 31, 2011 and August 31, 2010; issued and outstanding: 70,104,583 at May 31, 2011 and 57,565,321 shares at August 31, 2010, respectively	70,104	57,565
Other accumulated comprehensive income	38,425
Additional paid-in capital	18,107,586	13,758,761
Deficit accumulated during the development stage	(13,774,259)	(12,986,054)
T o t a l stockholders' equity	4,441,856	830,272
T o t a l liabilities and stockholders' equity	$4,963,697	$1,450,888

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
U.S. dollars

					Period
					from April
					12, 2002
					(inception)
	Nine months ended		Three months ended		through
	May 31,	May 31,	May 31,	May 31,	May 31,
	2011	2010	2011	2010	2011
	Unaudited

RESEARCH AND DEVELOPMENT EXPENSES	$869,166	$871,285	$241,350	$355,228	$7,561,706
IMPAIRMENT OF INVESTMENT					434,876
GENERAL AND ADMINISTRATIVE EXPENSES	971,143	944,074	350,127	450,730	6,653,566
OPERATING LOSS (INCOME)	1,840,309	1,815,359	591,477	805,958	14,650,148
FINANCIAL INCOME	(32,632)	(15,897)	(22,587)	(4,981)	(193,432)
FINANCIAL EXPENSE	13,532	11,761	6,744	5,242	176,009
GAIN ON SALE OF INVESTMENT	(1,033,004)		(1,033,004)		(1,033,004)
LOSS (INCOME) BEFORE TAXES ON INCOME	788,205	1,811,223	(457,370)	806,219	13,599,721
TAXES ON INCOME	-	-	-	-	174,538
NET LOSS (INCOME) FOR THE PERIOD	$788,205	$1,811,223	$(457,370)	$806,219	$13,774,259
LOSS (INCOME) PER COMMON SHARE:
Basic and diluted	$0.01	$0.03	$(0.01)	$0.01
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION OF LOSS (INCOME) PER SHARE:
Basic	63,278,472	57,349,130	69,049,995	57,466,907
Diluted	63,278,472	57,349,130	72,410,339	57,466,907

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. dollars

					Deficit
					accumulated
			Additional	Other	during the	Total
	Common Stock		paid-in	comprehensive	development	stockholders'
	Shares	$	capital	income	stage	equity
BALANCE AS OF APRIL 12, 2002 (inception)	34,828,200	$34,828	$18,872			$53,700
CHANGES DURING THE PERIOD FROM APRIL 12, 2002 THROUGH AUGUST 31, 2009 (audited):
SHARES CANCELLED	(19,800,000)	(19,800)	19,800			-
SHARES ISSUED FOR INVESTMENT IN ISTI-NJ	1,144,410	1,144	433,732			434,876
SHARES ISSUED FOR OFFERING COSTS	1,752,941	1,753	(1,753)			-
SHARES AND WARRANTS ISSUED FOR CASH– NET OF ISSUANCE EXPENSES	37,359,230	37,359	7,870,422			7,907,781
SHARES ISSUED FOR SERVICES	621,929	622	367,166			367,788
SHARES TO BE ISSUED FOR SERVICES RENDERED			203,699			203,699
CONTRIBUTIONS TO PAID IN CAPITAL			18,991			18,991
RECEIPTS ON ACCOUNT OF SHARES AND WARRANTS			6,061			6,061
SHARES ISSUED FOR CONVERSION OF CONVERTIBLE NOTE	550,000	550	274,450			275,000
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS			2,864,039			2,864,039
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS			498,938			498,938
DISCOUNT ON CONVERTIBLE NOTE RELATED TO BENEFICIAL CONVERSION FEATURE			108,000			108,000
COMPREHENSIVE LOSS					(16)	(16)
IMPUTED INTEREST			15,997			15,997
NET LOSS					(10,008,662)	(10,008,662)
BALANCE AS OF AUGUST 31, 2009 (audited)	56,456,710	56,456	12,698,414		(10,008,678)	2,746,192
SHARES ISSUED FOR SERVICES RENDERED	1,108,611	1,109	248,741			249,850
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS			690,882			690,882
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS			116,944			116,944
IMPUTED INTEREST			3,780			3,780
NET LOSS					(2, 977, 376)	(2,977,376)
BALANCE AS OF AUGUST 31, 2010 (audited)	57,565,321	57,565	13,758,761		(12,986,054)	830,272
SHARES ISSUED FOR SERVICES RENDERED	730,636	731	226,838			227,569
SHARES AND WARRANTS ISSUED FOR CASH	11,808,626	11,808	3,682,404			3,694,212
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS			423,787			423,787
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS			12,959			12,959
UNREALIZED GAIN FROM AVAILABLE-FOR-SALE SECURITIES				38,425		38,425
IMPUTED INTEREST			2,837			2,837
NET LOSS					(788,205)	(788,205)
BALANCE AS OF May 31, 2011 (unaudited)	70,104,583	$70,104	$18,107,586	$$38,425	$(13,774,259)	$4,441,856

The accompanying notes are an integral part of the consolidated financial statements

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars

	Nine months ended		Period from April 12, 2002 (inception date) through
	May 31,		May 31,
	2011	2010	2011
	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(788,205)	$(1,811,223)	$(13,774,259)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	22,840	23,809	100,644
Amortization of debt discount	-	-	108,000
Transaction gains (losses)	(6,120)	317	(6,798)
Stock based compensation	436,746	744,328	4,607,549
Shares issued for services rendered	227,569		845,207
Gain on sale of investment	(1,033,004)		(1,033,004)
Impairment of investment	-	-	434,876
Imputed interest	2,837	2,836	22,614
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(47,594)	38,717	(128,755)
Restricted cash	8	(8)	(16,000)
Accounts payable and accrued expenses	(98,775)	(82,251)	312,555
Provision for uncertain tax position	-	-	162,034
Total net cash used in operating activities	(1,283,698)	(1,083,475)	(8,161,626)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,475)	-	(122,778)
Acquisition of short-term investments	(1,690,952)	-	(5,418,952)
Proceeds from sale of Short term investments	-	500,000	3,628,000
Lease deposits, net	2,407	1,115	(7,509)
Total net cash derived from (used in) investing activities	(1,690,020)	501,115	(1,921,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and warrants - net of issuance expenses	3,694,212	-	11,655,693
Receipts on account of shares issuances	-	-	6,061
Proceeds from convertible notes	-	-	275,000
Proceeds from short term note payable	-	-	120,000
Payments of short term note payable	-	-	(120,000)
Shareholder advances	-	-	66,243
Net cash provided by financing activities	3,694,212	-	12,002,997

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	720,494	(582,360)	1,920,132
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,199,638	1,716,866	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,920,132	$1,134,506	$1,920,132
Non cash investing and financing activities:
Shares issued for offering costs			$1,753
Contribution to paid in capital			$18,991
Discount on convertible note related to beneficial conversion feature			$108,000

As disclosed in note 2, in the nine months ended May 31, 2011, we sold 47% of Entera's outstanding share capital for non-cash proceeds of net $1,031,977.

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

On March 11, 2011, the Company was reincorporated from the State of Nevada to the State of Delaware.

The Group is engaged in research and development in the biotechnology field and is considered a development stage company in accordance with ASC Topic 915 “Development Stage Entities”.

The accompanying unaudited interim consolidated financial statements as of May 31, 2011 and for the nine months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounting principles applied in the preparation of the interim statements are consistent with those applied in the preparation of the annual financial statements; however,- the interim statements do not include all the information and explanations required for the annual financial statements. The condensed consolidated balance sheet data as of August 31, 2010 was derived from the Company’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2010 Annual Report on Form 10-K. Operating results for the nine months ended May 31, 2011, are not necessarily indicative of the results that may be expected for the year ending August 31, 2011.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

2.	Going concern considerations

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (April 12, 2002) through May 31, 2011 of $13,774,259 as well as negative cash flow from operating activities. Presently, the Company does not have sufficient cash resources to meet its requirements in the twelve months following May 31, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of evaluating various financing alternatives as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that the Company will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders, as well as on going funding from the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of Israel ("OCS"). See also note 4 for Securities Purchase Agreements to which the Company entered through May 31, 2011.

These consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

b.	Newly issued and recently adopted Accounting Pronouncements

1.
In June 2009, the FASB updated accounting guidance relating to variable interest entities. As applicable to the Company, this became effective on September 1, 2010. As applicable to the Company, the adoption of the new guidance did not have a material impact on the consolidated financial statements.

2.
In May 2011, the FASB issued an accounting update that amends ASC 820 - "Fair Value Measurement" regarding fair value measurements and disclosure requirements. The amendments are effective during interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. The accounting update will be applicable to the Company beginning in the second third quarter of fiscal year 2012. The Company will update its fair value disclosures to comply with the updated disclosure requirements.

3.
In June 2011, the FASB issued an update to Accounting Standards Codification (ASC) No. 220, “Presentation of Comprehensive Income,” which eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity. The Company can elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted.

c.	Reclassifications

Certain figures in respect of prior period have been reclassified to conform to the current period presentation.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 2 - AGREEMENT WITH D.N.A BIOMEDICAL SOLUTIONS LTD.

In June 2010, the Subsidiary entered into an agreement with D.N.A Biomedical Solutions Ltd ("D.N.A"), for the establishment of a new company, Entera Bio Ltd. ("Entera"), ("the JV Agreement").

According to the JV Agreement, D.N.A invested $600,000 in Entera, and Entera was owned in equal parts by the subsidiary and D.N.A. In consideration for 50% of Entera's shares, the Subsidiary entered into a Patent License Agreement with Entera, according to which, the Subsidiary out-licensed to Entera a technology for the development of oral delivery drugs for certain actions. Entera's Chief Executive Officer was granted options to purchase ordinary shares of Entera, reflecting 9.9% of Entera's share capital.

In the event that Entera has not obtained third-party financing by June 1, 2011, or such other date mutually agreed upon by the parties, each of the Subsidiary and D.N.A would be required to make a capital contribution to Entera in the amount of $150,000. As a result of our sale of 47% of Entera's outstanding share capital in March 2011, as described below, this capital contribution was not required to be made.

Mr. Zeev Bronfeld, who is one of D.N.A 's directors controlling shareholders, is also an affiliated shareholder of the Company.

The Group has concluded Entera is a variable interest entity (a "VIE"), according to the terms of the JV Agreement. As further discussed in Note 1 to the annual financial statements, a new accounting standard which became effective  as applicable to the Company, on September 1,2010  related to accounting for and consolidation of VIEs. According to  this standard, the Group reviewed several factors to determine whether the Company is the primary beneficiary of Entera, including an assessment whether the Group  including its related parties and defacto agents )has the power to direct the activities of Entera that most significantly impact Entera's economic performance and has the obligation to absorb losses of Entera that could potentially be significant to Entera; or the right to receive benefits from Entera that could potentially be significant to Entera). Based on those factors, the Group determined that it was not the primary beneficiary of Entera.  Until March 31, 2011, the Group recognized its share of losses from this entity under the equity method, offset with a corresponding amount of revenue recognition on the out-license agreement.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 2 - AGREEMENT WITH D.N.A BIOMEDICAL SOLUTIONS LTD. (continued):

On February 22, 2011, the Subsidiary entered into a share purchase agreement with D.N.A for the sale of 47% of Entera's outstanding share capital on an undiluted basis. The closing of that transaction took place on March 31, 2011. As consideration for the Entera shares, the Subsidiary received a promissory note issued by D.N.A in the principal amount of $450,000, with an annual interest rate of 0.45%, to be paid within four months from closing, and 8,404,667 ordinary shares of D.N.A (the "D.N.A Shares"), having a fair value of $581,977 as of the closing date of the transaction. The D.N.A Shares are listed on the Tel Aviv Stock Exchange ("TASE") and their tradability is restricted for a period of 6 months from the closing date of the transaction according to TASE policy with regards to private placements. As a result, such fair value of the D.N.A. Shares at the closing date reflects a discount on the quoted price. The promissory note is secured by a personal guarantee of the D.N.A majority shareholders.

D.N.A.'s securities are classified as available-for-sale and reported at fair value with unrealized gains and losses, net of related tax, recorded as a separate component of other comprehensive income in equity until realized. Unrealized losses that are considered to be other-than-temporary are charged to statement of operations as an impairment charge and are included in the consolidated statement of operations under financial expenses. Realized gains and losses on sales of the securities are included in the consolidated statement of operations as financial income or expenses.

In addition, on closing date, D.N.A participated in the Company's private placement, at same investment terms granted to other investors at that period, for which it received 781,250 shares of our common stock and five-year warrants to purchase 273,438 shares of common stock at an exercise price of $0.50 per share for $250,000.

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

The Subsidiary recognized a gain on sale of investment of $1,033,004 from the transaction.

As a result of the above transaction, the Company no longer has the ability to exert significant influence over Entera and the remaining 3% interest is accounted for as a cost method investment.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 3 - COMMITMENTS:

a.
Under the terms of the First Agreement with Hadasit (note 1a(1) above), the Company retained Hadasit to provide consulting and clinical trial services. As remuneration for the services provided under the agreement, Hadasit is entitled to $200,000. The primary researcher for Hadasit is Dr. Miriam Kidron, a director and officer of the Company. The funds paid to Hadasit under the agreement are deposited by Hadasit into a research fund managed by Dr. Kidron. Pursuant to the general policy of Hadasit with respect to its research funds, Dr. Kidron is entitled to receive from Hadasit a management fee in the rate of 10% of all the funds paid by the Company into this research fund. The total amount paid to Dr. Kidron out of this fund was $10,214.

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

On July 8, 2009 the Company entered into a third agreement with Hadasit, Prof. Itamar Raz and Dr. Miriam Kidron ("the Third Agreement"), to provide consulting and clinical trial services. According to the Third Agreement, Hadasit will be entitled to a total consideration of $400,000 to be paid by Oramed; $200,000 of this amount was agreed in the terms of the First Agreement, and the remaining of $200,000 will be paid in accordance with the actual progress of the study. The total amount that was paid through May 31, 2011 was $400,000.

b.	As to a Clinical Trial Manufacturing Agreement with Swiss Caps AG, see note 5.

c.
On September 19, 2007 the Subsidiary entered into a lease agreement for its office facilities in Israel. The lease agreement is for a period of 51 months, and will end on December 31, 2011. The monthly lease payment is NIS 2,396 and is linked to the increase in the Israeli consumer price index, (as of May 31, 2011 the monthly payment in the Company's functional currency is $697, the future annual lease payments under the agreement for the years ending August 31, 2011 and 2012 are $8,365 and $2,788, respectively).

As security for its obligation under this lease agreement the Company provided a bank guarantee in an amount equal to three monthly lease payments.

d.
On April 21, 2009, the subsidiary entered into a consulting service agreement with ADRES Advanced Regulatory Services Ltd. (“ADRES”) pursuant to which ADRES will provide consulting services relating to quality assurance and regulatory processes and procedures in order to assist the subsidiary in submission of a U.S. IND according to FDA regulations. In consideration for the services provided under the agreement, ADRES will be entitled to a total cash compensation of $211,000, of which the amount of $110,000 will be paid as a monthly fixed fee of $10,000 each month for 11 months commencing May 2009, and the remaining $101,000 will be paid based on achievement of certain milestones; $160,000 of the total amount was paid through May 31, 2011, of that $30,000 were paid for completing the three first milestones.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 3 - COMMITMENTS (continued):

e.
On February 10, 2010, the Subsidiary entered into an agreement with Vetgenerics Research G. Ziv Ltd, a clinical research organization (CRO), to conduct a toxicology trial on its oral insulin capsules. The total cost estimated for the studies is €107,100 ($154,271) of which €80,993 ($116,665) was paid through May 31, 2011.

f.
On May 2, 2010, the Subsidiary entered into an agreement with SAFC Pharma, a division of the Sigma-Aldrich Corporation, to develop a process to produce one of its oral capsule ingredients, for a total estimated consideration of $269,600, of which $181,303 was paid through May 31, 2011.

g.
On July 5, 2010, the Subsidiary of the Company entered into a Manufacturing Supply Agreement (MSA) with Sanofi-Aventis Deutschland GMBH ("sanofi-aventis"). According to the MSA, sanofi-aventis will supply the subsidiary with specified quantities of recombinant human insulin to be used for clinical trials in the USA.

h.
On January 2, 2011, the Company entered into a consulting agreement with a third party (the "Advisor”) for a period of 24 months, pursuant to which the Advisor will provide financial services, advice and assistance in connection with fund raisings in the public or private equity markets. In consideration for the services provided the Advisor will be entitled to monthly fee of $3,500 payable in cash in respect of the first 18 months of the term of this agreement and subject to the closing of the Company's first round of financing conducted by the Advisor, a certain finders fee on financing transactions conducted by the Advisor and a warrant to purchase up to 2,000,000 shares of the Company. The warrant will have a term of five years and an exercise price of $0.50 per Share. The warrant will vest and be exercisable only upon achieving certain milestones, with respect to the Company’s market capitalization and trading volume, and prior to the second anniversary of the date of issuance, as determined in the agreement. The warrants were granted on March 16, 2011. See also note 4 as to financing achieved by the Advisor in April 2011.

i.
On February 15, 2011, the Subsidiary entered into a consulting agreement with a third party (“the Consultant”) for a period of five years, pursuant to which the Consultant will provide consultation on scientific and clinical matters. The Consultant is entitled to a fixed monthly fee of $8,000, royalties of 8% of the net royalties actually received by the Subsidiary in respect of the patent that was sold to Entera on February 22, 2011 (see note 2) and an option to purchase up to 250,000 shares of common stock, par value $0.001 per share, of the Company at an exercise price of $0.50 per share. The option vest in five annual installments commencing February 16, 2012 and expire on February 16, 2021.  The initial fair value of the option on the date of grant, was $71,495, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 113.80%; risk-free interest rates of 3.42%; and the remaining contractual life of 10 years. The fair value of the options granted is measured on a final basis at the end of the related service period and is recognized over the related service period using the straight-line method.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 3 - COMMITMENTS (continued):

j.
On May 13, 2011, the Company entered into a consulting agreement with a third party ("the Consultant”) for a period of 12 months, pursuant to which the Consultant will provide investors relations services and will be entitled to a cash monthly fee of $4,000, that may be increased up to $10,000 upon the completion of a $5,000,000 capital raise by the Company. In addition, the Consultant is entitled to a warrant to purchase up to 32,000 shares of the Company. The warrant will have a term of five years and an exercise price of $0.50 per Share and will vest in 12 installments in the period from October 2011 to May 2016.

k.	Grants from the Chief Scientist Office of the Ministry of Industry, Trade and Labor of Israel ("OCS")

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

As of May 31, 2011, the subsidiary has not yet realized any revenues from the said project and did not incur any royalty liability.

For the nine months period ended May 31, 2011, the research and development expenses are presented net of OCS Grants, in the total of $277,642. For the year ended August 31, 2010 the OCS Grants were $350,198.

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

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 4 - STOCK HOLDERS’ EQUITY (continued):

In March 2011, in connection with the securities purchase agreement, as described herein above, the Company issued 196,750 shares of the Company's common stock and warrants to purchase 70,864 shares of common stock to three individuals, as finders fees. The fair value of the shares at the date of grant was $59,778, and the fair value of the warrants at that date was $21,744, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 113.74% - 113.66%; risk-free interest rates of 2.11% - 2.19%; and the remaining contractual life of 5 years.

On March 31, 2011, the Company consummated a Securities Purchase Agreement with D.N.A for the sale of 781,250 shares of common stock and warrants to purchase up to 273,438 shares of common stock, for a total purchase price of $250,000 in cash.  The shares and warrants were sold in units at a price per unit of $0.32, each unit consisting of one share of common stock and a warrant to purchase 0.35 of a share of common stock. The warrants have an exercise price of $0.50 per share and a term of five years commencing from the closing of the transaction. See also note 2.

In April 2011, the Company entered into Securities Purchase Agreements with nine accredited investors for the sale of 1,124,375 units at a purchase price of $0.32 per unit for total consideration of $359,800. Each unit consisted of one share of the Company's common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase 0.35 a share of common stock exercisable for five years at an exercise price of $0.50 per share. The Company paid $21,588 and will issue 67,462 warrants as finders fee. The fair value of the warrants at that date was $15,211, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 113.50%; risk-free interest rates of 2.09%; and the remaining contractual life of 5 years.

In May 2011, the Company issued 176,923 shares of our common stock, valued at $47,769, in the aggregate, to Swiss as settlement of our liability for services rendered in the past.

In May 2011, the Company issued 200,000 shares of our common stock, valued at $60,000, in the aggregate, to New Castle Consulting, LLC as remuneration for services to be rendered during the six month period commencing May 4, 2011.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 5 - STOCK BASED COMPENSATION:

The following are stocks issued for services, stock options and warrants transactions made during the nine months ended May 31, 2011:

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

As to warrants and options granted to third parties, see notes 3h, 3i, 3j and 4.

The Company recognized $436,746 of stock based compensation expense during the nine months ended May 31, 2011 related to options granted to employees and consultants, $432,543 of which relates to options granted in prior years.

NOTE 6 - SHORT TERM BANK DEPOSITS:

Amount represents bank deposits with an original maturity of more than three months but less than one year.

	Annual interest
	May 31,	August 31,	May 31,	August 31,
	2011	2010	2011	2010
	Unaudited	Audited	Unaudited	Audited
	%	%
In US Dollars	0.6	0.4	$1,502,762	$100,000
In NIS	2.2		293,003
			$1,795,765	$100,000

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 7 - FAIR VALUE:

The Company measures fair value and discloses fair value measurements for financial assets. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The accounting standard establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent.

Marketable securities consist of equity securities classified as available-for-sale and are recorded at fair value.  The fair value of the restricted securities is measured based on the quoted prices of the otherwise identical unrestricted securities, adjusted for the effect of the restriction by applying a proper discount. The discount was determined with reference to other similar restricted instruments. Similar securities, with no restriction on tradability, are quoted on an active market.

The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs:

	Nine months ended
	May, 31
	2011	2010
	Unaudited	Unaudited
Carrying value at the beginning of the period	$-	$-
Additions - see note 2	581,977
Net change to fair value-	38,425
Included in other comprehensive income	$620,402	$-

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

On March 31, 2011, we consummated a transaction with D.N.A, whereby we sold to D.N.A 47% of Entera's outstanding share capital on an undiluted basis. As consideration for the Entera shares, we received a promissory note issued by D.N.A in the principal amount of $450,000, with an annual interest rate of 0.45%, to be paid within four months from closing, and 8,404,667 ordinary shares of D.N.A, having an aggregate market value of approximately $700,000 (at the closing date – a discounted value of $581,977).  The promissory note is secured by a personal guarantee of the D.N.A majority shareholders. In addition, D.N.A invested $250,000 in our private placement investment round, for which it received 781,250 shares of our common stock and five-year warrants to purchase 273,438 shares of common stock at an exercise price of $0.50 per share.

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

In March, 2011, we completed a private placement that commenced in November 2010, with a number of accredited investors pursuant to which we agreed to sell to the investors an aggregate of 10,487,500 units at a purchase price of $0.32 per unit for total consideration of $3,356,000. Each unit consisted of one share of common stock and a five-year warrant to purchase 0.35 of a share of common stock at an exercise price of $0.50 per share. We also issued 196,750 shares of common stock and warrants to purchase 70,863 shares of common stock as finders' fees in connection with the private placement. These amounts include the $250,000 investment by D.N.A.

In April 2011, we completed a private placement with a number of accredited investors pursuant to which we agreed to sell to the investors an aggregate of 1,124,375 units at a purchase price of $0.32 per unit for total consideration of $359,800.  Each unit consisted of one share of common stock and a five-year warrant to purchase 0.35 of a share of common stock at an exercise price of $0.50 per share.

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

Results of Operations

Going concern assumption

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have net losses for the period from inception (April 12, 2002) through May 31, 2011 of $13,774,259, as well as negative cash flow from operating activities. Based upon our existing spending commitments, estimated at $5.3 million for the twelve months following June 1, 2011, and our cash availability, we do not have sufficient cash resources to meet our liquidity requirements through May 31, 2011. Accordingly, these factors raise substantial doubt about our ability to continue as a going concern. Management is in the process of evaluating various financing alternatives as we will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Comparison of nine month and three month periods ended May 31, 2011 and 2010

The following table summarizes certain statements of operations data for the Company for the nine month and three month periods ended May 31, 2011 and 2010:

	Nine months ended		Three months ended
Operating Data:	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010

Research and development costs	$869,166	$871,285	$241,350	$355,228
General and administrative expenses	971,143	944,074	350,127	450,730
Gain on sale of investment	(1,033,004)		(1,033,004)
Financial (income) expense, net	(19,100)	(4,136)	(15,843)	261
Net loss (income) for the period	$788,205	$1,811,223	$(457,370)	$806,219

Loss (income) per common share
basic and diluted	$0.01	$0.03	$(0.01)	$0.01
Weighted average common shares outstanding
basic	63,278,472	57,349,130	69,049,995	57,466,907
diluted	63,278,472	57,349,130	72,410,339	57,466,907

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

During the nine months ended May 31, 2011, research and development expenses totaled $869,166, compared to $871,285 for the nine months ended May 31, 2010. The minor decrease is mainly attributable to a decrease in payroll and consulting fees. The research and development costs include stock based compensation costs, which during the nine months ended May 31, 2011 totaled $210,847, as compared to $212,385 during the nine months ended May 31, 2010.

The decrease in research and development expenses during the three months ended May 31, 2011 as compared to the three months ended May 31, 2010 is mainly attributed to a decrease in stock based compensation costs.

Government Grants

In the nine and three months ended May 31, 2011, we recognized research and development grants in an amount of $277,642 and $68,968, respectively. As of May 31, 2011, we had no contingent liabilities to the OCS.

General and administrative expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, traveling, business development costs, insurance expenses and other general costs.

For the nine months ended May 31, 2011, general and administrative expenses totaled $971,143, compared to $944,074 for the nine months ended May 31, 2010. Costs incurred related to general and administrative activities during the nine months ended May 31, 2011, reflect an increase in professional fee expenses which was partly offset by a decrease in stock based compensation costs. During the nine months ended May 31, 2011, as part of our general and administrative expenses, we incurred $225,899 related to stock options granted to employees and consultants, as compared to $319,943 during the nine months ended May 31, 2010.

The decrease in general and administrative expenses during the three months ended May 31, 2011, as compared to the three months ended May 31, 2010, is attributable to a decrease in stock based compensation costs.

Financial income/expense, net

During the nine months ended May 31, 2011 and 2010, we generated interest income on available cash and cash equivalents and on short term bank deposits which was offset by bank charges and imputed interest.

Liquidity and Capital Resources

Since inception through May 31, 2011, we incurred losses in an aggregate amount of $13,774,259. Since inception through May 31, 2011, we have financed our operations through the private placements of equity and debt financings, raising a total of $11,655,693, net of transaction costs. We will seek to obtain additional financing through similar sources. As of May 31, 2011, we had $1,920,132 of available cash as well as $1,795,765 in short term interest bearing investments. We anticipate that we will require approximately $5.3 million to finance our activities during the twelve months following June 1, 2011.

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

Our financing activity during the nine months ended May 31, 2011, included the following:

•	On September 11, 2010 and January 11, 2011, we issued 353,714 shares of our common stock, valued at $119,800, in the aggregate, to Swiss Caps AG as remuneration for services rendered.

•
Between November 2010 and March 2011, we held a private placement with a number of “accredited investors” as defined in Rule 501(a) of Regulation D, pursuant to which we agreed to sell to the investors an aggregate of 10,487,500 units at a purchase price of $0.32 per unit for total consideration of $3,356,000.  Each unit consisted of one share of common stock and a five-year warrant to purchase 0.35 of a share of common stock at an exercise price of $0.50 per Share. These amounts include the $250,000 investment by D.N.A.

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

•
In April 2011, we completed a private placement with a number of accredited investors pursuant to which we agreed to sell to the investors an aggregate of 1,124,375 units at a purchase price of $0.32 per unit for total consideration of $359,800.  Each unit consisted of one share of common stock and a five-year warrant to purchase 0.35 of a share of common stock at an exercise price of $0.50 per share.

•	In May 2011, we issued 176,923 shares of our common stock, valued at $47,769, in the aggregate, to Swiss Caps AG as remuneration for services rendered in the past.

•	In May 2011, we issued 200,000 shares of our common stock, valued at $60,000, in the aggregate, to New Castle Consulting, LLC as remuneration for services to be rendered.

Employee's and Consultant’s Stock Options and Warrants

Employee and consultant stock options grant and warrant issuance activities for the nine months ended May 31, 2011, include the following:

•
On February 15, 2011, we granted options under the 2008 Stock Incentive Plan to purchase up to 250,000 shares of our common stock at an exercise price of $0.50 to a consultant. The option vest in five annual installments commencing February 16, 2012 and expire on February 16, 2021.  The initial fair value of the option on the date of grant, was $71,495, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 113.80%; risk-free interest rates of 3.42%; and the remaining contractual life of 10 years. The fair value of the options granted is measured on a final basis at the end of the related service period and is recognized over the related service period using the straight-line method.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Planned Expenditures

The estimated expenses referenced herein are in accordance with our business plan. Since our technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the twelve months beginning June 1, 2011 are as follows:

Category:	Amount

Research and development costs, net of OCS funds	$4,402,000
General and administrative expenses	906,000
Financial income, net	(1,000)
Taxes on income	-
Total	$5,307,000

As previously indicated, we are planning to conduct further clinical studies as well as file an IND application with the FDA for our orally ingested insulin. Our ability to proceed with these activities is dependent on several major factors including the ability to attract sufficient financing on terms acceptable to us.

Employment and Consulting Agreements

On January 2, 2011, the Company entered into a consulting agreement with a third party (the "Advisor”) for a period of 24 months, pursuant to which the Advisor will provide financial services, advice and assistance in connection with fund raisings in the public or private equity markets. In consideration for the services provided the Advisor will be entitled to monthly fee of $3,500 payable in cash in respect of the first 18 months of the term of this agreement and subject to the closing of the Company's first round of financing conducted by the Advisor, a certain finders fee on financing transactions conducted by the Advisor and a warrant to purchase up to 2,000,000 shares of the Company. The warrant will have a term of five years and an exercise price of $0.50 per Share. The warrant will vest and be exercisable only upon achieving certain milestones, with respect to the Company’s market capitalization and trading volume, prior to the second anniversary of the date of issuance, as determined in the agreement. The warrants were granted on March 16, 2011, however a final measurement date used for measuring the cost will not be determined until the milestones are met.

On February 15, 2011, the Subsidiary entered into a consulting agreement with a third party (the “Consultant”) for a period of five years, pursuant to which the Consultant will provide consultation on scientific and clinical matters. The Consultant is entitled to a fixed monthly fee of $8,000, royalties of 8% of the net royalties actually received by the Subsidiary in respect of the patent that was sold to Entera on February 22, 2011, and an option to purchase up to 250,000 shares of common stock, par value $0.001 per share, of the Company at an exercise price of $0.50 per share, as disclosed above in "Employee's and Consultant’s Stock Options and Warrants"

On May 13, 2011, the Company entered into a consulting agreement with a third party ("the Consultant”) for a period of 12 months, pursuant to which the Consultant will provide investors relations services and will be entitled to a cash monthly fee of $4,000, that may be increased up to $10,000 upon the completion of a $5,000,000 capital raise by the Company. In addition, the Consultant is entitled to a warrant to purchase up to 32,000 shares of the Company. The warrant will have a term of five years and an exercise price of $0.50 per Share and will vest in 12 installments in the period from October 2011 to May 2016.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 - CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2011. Based on such review, our chief executive officer and chief financial officer have determined that in light of their conclusion with respect to the effectiveness of our internal control over our financial reporting as of such date, that the Company did not have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

 (c)   Changes in Internal Control over Financial Reporting

 There were no changes in our internal controls over financial reporting identified in connection with the evaluation thereof that occurred during the nine months ended May 31, 2011 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

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

(b)
Between November 2010 and March 2011, we completed a private placement with a number of “accredited investors” as defined in Rule 501(a) of Regulation D, pursuant to which we agreed to sell to the investors an aggregate of 10,487,500 units at a purchase price of $0.32 per unit for total consideration of $3,356,000.  Each unit consisted of one share of common stock and a five-year warrant to purchase 0.35 of a share of common stock at an exercise price of $0.50 per Share. These amounts include the $250,000 investment by D.N.A made in connection with our technology transaction on March 31, 2011.

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

(d)
In April 2011, we completed a private placement with a number of “accredited investors” as defined in Rule 501(a) of Regulation D, pursuant to which we agreed to sell to the investors an aggregate of 1,124,375 units at a purchase price of $0.32 per unit for total consideration of $359,800.  Each unit consisted of one share of common stock and a five-year warrant to purchase 0.35 of a share of common stock at an exercise price of $0.50 per share.

(e)	In May 2011, we issued 176,923 shares of our common stock, valued at $47,769, in the aggregate, to Swiss Caps AG as remuneration for services rendered in the past.

(f)	In May 2011, we issued 200,00 shares of our common stock, valued at $60,000, in the aggregate, to New Castle Consulting, LLC as remuneration for services to be rendered.

ITEM 6 - EXHIBITS

Number	Exhibit
(3)	Articles of Incorporation and By-laws
3.1	Certificate of Incorporation (incorporated by reference from our current report on Form 8-K filed March 14, 2011).
3.2	Bylaws (incorporated by reference from our current report on Form 8-K filed on March 14, 2011).
3.3	Articles of Merger filed with the Nevada Secretary of State on March 29, 2006 (incorporated by reference to our current report on Form 8-K filed on April 10, 2006).
(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on November 29, 2002).
4.2	Form of warrant certificate (incorporated by reference from our current report on Form 8-K filed on June 18, 2007)
(10)	Material Contracts
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
  __________________
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORAMED PHARMACEUTICALS INC. Registrant

Date: July 13, 2011	By:	/s/ Nadav Kidron
Nadav Kidron
President, Chief Executive Officer and Director

Date: July 13, 2011	By:	/s/ Yifat Zommer
Yifat Zommer
Chief Financial Officer