Form 10-K
period 2011-08-31
ORAMED PHARMACEUTICALS INC.
filed 2011-11-29
CIK 1176309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2011

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
(Do not check if a smaller reporting company)

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes ☐    No ☒

           The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $17,492,586 based on a price of $0.31, being the last price at which the shares of the Registrant's common stock were sold on the OTC Bulletin Board prior to the end of the most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 70,104,583 shares issued and outstanding as of November 28, 2011.

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

DESCRIPTION OF BUSINESS

General

We are a pharmaceutical company engaged in the research and development of innovative pharmaceutical solutions, including an orally ingestible insulin capsule or tablet to be used for the treatment of individuals with diabetes, and the use of orally ingestible capsules, tablets or pills for delivery of other polypeptides.

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

According to the International Diabetes Federation ("IDF"), an estimated 285 million people worldwide suffered from diabetes in 2010. In the United States there were approximately 26.8 million people with diabetes, or 8.7% of the United States population in 2010. The IDF predicts that the number of people worldwide with diabetes will exceed 435 million in 2030 if the current rate of growth continues unchecked.

Diabetes now affects seven percent of the world’s adult population and claims four million lives every year. The disease is a leading cause of blindness, kidney failure, heart attack, stroke and amputation. Diabetes was estimated to cost the world economy at least $376 billion in 2010, or 11.6% of total world healthcare expenditure. By 2030, this number is projected to exceed $490 billion. More than 80% of diabetes spending is in the world’s richest countries and not in the poorer countries, where over 70% of people with diabetes now live.

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

Scientific Advisory Board: Our management team has access to our internationally recognized Scientific Advisory Board whose members are thought-leaders in their respective areas. The Scientific Advisory Board is comprised of Dr. Nir Barzilai, Professor Ele Ferrannini, Professor Avram Hershko, Dr. Derek LeRoith, Dr. John Amatruda and Dr. Michael Berelowitz acting as Chairman.

Strategy

Short Term Business Strategy

We plan to conduct further research and development on the technology covered by the patent application "Methods and Composition for Oral Administration of Proteins", which we acquired from Hadasit Medical Services and Development Ltd. (“Hadasit”), as well as the other patents we have filed since.  Through our research and development efforts, we are seeking to develop an oral dosage form that will withstand the harsh chemical environment of the stomach and intestines and will be effective in delivering active insulin for the treatment of diabetes. The enzymes and vehicles that are added to the insulin in the formulation process must not modify the insulin chemically or biologically, and the dosage form must be safe to ingest. We plan to continue to conduct clinical trials to show the effectiveness of our technology.  We intend to conduct the clinical trials necessary to file an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (the “FDA”). Additional clinical trials are planned in other countries such as Israel, India and South Africa, in order to substantiate our results as well as for purposes of making future filings for drug approval in these countries. We also plan to conduct further research and development by deploying our proprietary drug delivery technology for the delivery of other polypeptides in addition to insulin, and to develop other innovative pharmaceutical products.

Long Term Business Strategy

If our oral insulin capsule or other drug delivery solutions show significant promise in clinical trials, we plan to ultimately seek a strategic commercial partner, or partners, with extensive experience in the development, commercialization, and marketing of insulin applications and/or other orally digestible drugs. We anticipate such partner or partners would be responsible for, or substantially support, late stage clinical trials (Phase III) to increase the likelihood of obtaining regulatory approvals and registrations in the appropriate markets in a timely manner. We further anticipate that such partner, or partners, would also be responsible for sales and marketing of our oral insulin capsule in these markets. Such planned strategic partnership, or partnerships, may provide a marketing and sales infrastructure for our products as well as financial and operational support for global clinical trials, post marketing studies, label expansions and other regulatory requirements concerning future clinical development in the United States and elsewhere. Any future strategic partner, or partners, may also provide capital and expertise that would enable the partnership to develop new oral dosage form for other polypeptides. While our strategy is to partner with an appropriate party, no assurance can be given that any third party would be interested in partnering with us. Under certain circumstances, we may determine to develop one or more of our oral dosage form on our own, either world-wide or in select territories.

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

On February 10, 2010, we entered into agreements with Vetgenerics Research G. Ziv Ltd., a clinical research organization, to conduct a toxicology trial on our oral insulin capsules. On March 23, 2011, we reported that we successfully completed the resulting comprehensive toxicity study for our oral insulin capsule (ORMD0801). The study was completed under conditions prescribed by the FDA Good Laboratory Practices regulations and is the last study required to be performed before filing an IND filing.

On September 14, 2010, we reported the successful results of an exploratory clinical trial testing the effectiveness of our oral insulin capsule (ORMD0801) in type 1 diabetes patients suffering from uncontrolled diabetes.  Unstable or labile diabetes is characterized by recurrent, unpredictable and dramatic blood glucose swings often linked with irregular hyperglycemia and sometimes serious hypoglycemia affecting type 1 diabetes patients.  This newly completed exploratory study was a proof of concept study for defining a novel indication for ORMD0801. We believe the encouraging results justify further clinical development of ORMD0801 capsule application toward management of uncontrolled diabetes.

We intend to file an IND application with the FDA for Phase 2 clinical studies of our orally ingested insulin during the fourth quarter of 2011. If we do not receive comments from the FDA on our IND application within 30 days from submission, we intend to immediately commence an FDA approved Phase 2 study to evaluate the safety, tolerability and efficacy of our oral insulin capsule (ORMD0801) on type 2 diabetic volunteers.

GLP-1 Analog: On September 16, 2008 we announced the launch of pre-clinical trials of ORMD0901, a GLP-1-analog.  The pre-clinical trials include animal studies which suggest that the GLP-1 analog (exenatide-4) when combined with Oramed’s absorption promoters is absorbed through the gastrointestinal tract and retains its biological activity.

Glucagon-like peptide-1 (GLP-1) is an incretin hormone - a type of gastrointestinal hormone that stimulates the secretion of insulin from the pancreas. The incretin concept was hypothesized when it was noted that glucose ingested by mouth (oral) stimulated two to three times more insulin release than the same amount of glucose administered intravenously. In addition to stimulating insulin release, GLP-1 was found to suppress glucagon release (hormone involved in regulation of glucose) from the pancreas, slow gastric emptying to reduce the rate of absorption of nutrients into the blood stream, and increase satiety. Other important beneficial attributes of GLP-1 are its effects of increasing the number of beta cells (cells that manufacture and release insulin) in the pancreas and, possibly, protection of the heart.

On September 9, 2009, we received approval from the Institutional Review Board (IRB) in Israel to commence human clinical trials of an oral GLP-1 analog. The approval was granted after successful pre-clinical results were reported. The trials are being conducted on healthy volunteers at Hadassah University Medical Center in Jerusalem. Oramed’s first-in-humans clinical trial is testing the safety and efficacy of ORMD-0901, an encapsulated oral GLP-1 analog formulation.  The study monitored the responses of healthy males to a single dose delivered 60 minutes before a glucose load.  ORMD-0901 was well tolerated by all subjects and demonstrated physiological activity, as extrapolated from ensuing subject insulin levels when compared to those observed after treatment with placebo.

Raw Materials: Our oral insulin capsule is currently manufactured by Swiss Caps AG, under a Clinical Trial Manufacturing Agreement.

On July 5, 2010, our subsidiary, Oramed Ltd., entered into a Manufacturing Supply Agreement ("MSA") with Sanofi-Aventis Deutschland GMBH ("sanofi-aventis"). According to the MSA, sanofi-aventis will supply our subsidiary with specified quantities of recombinant human insulin to be used for clinical trials in the United States.

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

Patents and Licenses

We maintain a proactive intellectual property strategy which includes patent filings in multiple jurisdictions, including the United States and other commercially significant markets. We hold 34 patent applications currently pending with respect to various compositions, methods of production and oral administration of proteins and exenatide. Expiration dates for pending patents will fall between 2026 and 2028.

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

•   Protect technological developments at various levels, in a complementary manner, including the base technology, as well as specific applications of the technology; and

•   Establish comprehensive coverage in the United States and in all relevant foreign markets in anticipation of future commercialization opportunities.

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

Our success will also depend in part on our ability to commercialize our technology without infringing the proprietary rights of others. No assurance can be given that patents do not exist or could not be filed which would have an adverse effect on our ability to market our technology or maintain our competitive position with respect to our technology. If our technology components, products, processes or other subject matter are claimed under other existing United States or foreign patents or are otherwise protected by third party proprietary rights, we may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights or we may be required to obtain licenses from such companies in order to develop, manufacture or market our technology. There can be no assurances that we would be able to obtain such licenses or that such licenses, if available, could be obtained on commercially reasonable terms. Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses could result in delays in marketing our proposed technology or the inability to proceed with the development, manufacture or sale of products requiring such licenses, which could have a material adverse effect on our business, financial condition and results of operations. If we are required to defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether we are successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease the development and commercialization of our technology.

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

During April 2008, we entered into a five year master services agreement with SAFC, an operating division of Sigma-Aldrich, Inc., a leading developer, manufacturer and distributor of chemicals and biochemicals, pursuant to which SAFC is providing services for individual projects, which may include strategic planning, expert consultation, clinical trial services, statistical programming and analysis, data processing, data management, regulatory, clerical, project management, central laboratory services, pre-clinical services, pharmaceutical sciences services, and other research and development services.

On April 21, 2009, we entered into a consulting service agreement with ADRES, Advanced Regulatory Services Ltd. (“ADRES”), pursuant to which ADRES will provide services for the purpose of filing an IND application with the FDA for a Phase 2 study in accordance with FDA requirements. The FDA approval process and, if approved, registration for commercial use as an oral drug can take several years.

On July 8, 2009 we entered into an additional agreement with Hadasit, to facilitate additional clinical trials to be performed at Hadassah Medical Center in Jerusalem.

On February 10, 2010, we entered into agreements with Vetgenerics Research G. Ziv Ltd., a clinical research organization (CRO), to conduct a toxicology trial on our oral insulin capsules.

On May 2, 2010, we entered into an additional agreement with SAFC Pharma, a division of the Sigma-Aldrich, to develop a process to produce one of our oral capsule ingredients.

On July 5, 2010, our subsidiary, Oramed Ltd.,  entered into an MSA with Sanofi-Aventis. Pursuant to the MSA, Sanofi-Aventis will supply our subsidiary with specified quantities of recombinant human insulin to be used for clinical trials in the United States.

On May 13, 2011, we entered into a consulting agreement with a third party for a period of 12 months, pursuant to which such consultant will provide investor relations services and will be entitled to a cash monthly fee of $4,000, that may be increased up to $10,000 upon the completion of a $5,000,000 capital raise by us. In addition, the consultant received a warrant to purchase up to 32,000 of our shares. The warrant has a term of five years and an exercise price of $0.50 per share and will vest in 12 installments during the period from October 2011 to May 2016.

On August 15, 2011, we entered into a consulting agreement with a third party for a period of nine months, pursuant to which such consultant will provide investor relations services and will be entitled to a cash monthly fee of $4,000, and an additional $3,000 in the first month. In addition, the consultant will be issued 249,000 of our shares in three installments over the engagement period, commencing November 2011.

Out-Licensed Technology

On June 1, 2010, our subsidiary, Oramed Ltd., entered into a joint venture agreement with D.N.A Biomedical Solutions Ltd. (formerly Laser Detect Systems Ltd), an Israeli company listed on the Tel Aviv Stock Exchange ("D.N.A"), for the establishment of a new company to be called Entera Bio Ltd. ("Entera").

Under the terms of a license agreement that was entered into between Oramed and Entera in August 2010, we out-licensed technology to Entera, on an exclusive basis, for the development of oral delivery drugs for certain indications to be agreed upon between the parties.  The out-licensed technology differs from our main delivery technology that is used for oral insulin and GLP 1 analog and is subject to different patent applications. Entera's initial development effort is for an oral formulation for the treatment of osteoporosis. The license was royalty-free unless our ownership interest in Entera decreased to 30% or less of its outstanding share capital, in which case royalties would have been payable with respect to revenues derived from certain indications. Under certain circumstances, Entera may have received ownership of the licensed technology, in which case we would have received a license back on the same terms.

D.N.A initially invested $600,000 in Entera, and Entera was initially owned in equal parts by Oramed and D.N.A. Entera's Chief Executive Officer, Dr. Phillip Schwartz, was granted options to purchase ordinary shares of Entera, reflecting 9.9% of Entera's share capital, upon full exercise.

On March 31, 2011, we consummated a transaction with D.N.A, whereby we sold to D.N.A 47% of Entera's outstanding share capital on an undiluted basis. As consideration for the Entera shares, we received a promissory note issued by D.N.A in the principal amount of $450,000, with an annual interest rate of 0.45%, to be paid within four months after closing, and 8,404,667 ordinary shares of D.N.A, having an aggregate market value of approximately $581,977 as of March 31, 2011.  The promissory note is secured by a personal guarantee of the D.N.A majority shareholders. In addition, D.N.A invested $250,000 in our private placement investment round, which closed on February 22, 2011,  for which it received 781,250 shares of our common stock and five-year warrants to purchase 273,438 shares of common stock at an exercise price of $0.50 per share.

As part of the transaction with D.N.A, we entered into a patent transfer agreement (to replace the original license agreement upon closing) pursuant to which Oramed assigned to Entera all of its right, title and interest in and to the patent application that it had licensed to Entera in August 2010.  Under this agreement, our subsidiary, Oramed Ltd., is entitled to receive from Entera royalties of 3% of Entera's net revenues (as defined in the agreement) and a license back of that patent application for use in respect of diabetes and influenza.

On the closing date, Oramed, Entera and D.N.A terminated the joint venture agreement entered into on June 1, 2010 in connection with the formation of Entera.

In September 2011, Entera reported successful Phase 1 clinical trial results. We believe the Phase 1 data supports the continued development of Entera’s oral osteoporosis drug. The Phase 1 clinical trial consisted of twelve healthy patients and was conducted at the Hadasah Medical Center in Jerusalem. No adverse events were reported.

Government Regulation

The Drug Development Process

Regulatory requirements for the approval of new drugs vary from one country to another. In order to obtain approval to market our drug portfolio, we need to go through a different regulatory process in each country in which we apply for such approval. In some cases information gathered during the approval process in one country can be used as supporting information for the approval process in another country. The U.S. Food and Drug Administration (the “FDA”) compliance requirements are considered to be one of the most stringent worldwide. The following is a summary of the FDA’s requirements.

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

Protocols.  Before commencing human clinical studies, the sponsor of a new drug or therapeutic product must submit an Investigational New Drug (“IND ”) application, to the FDA. The application contains what is known in the industry as a protocol.  A protocol is the blueprint for each drug study. The protocol sets forth, among other things, the following:

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

•   Phase II. Phase II trials involve testing up to 200 participants at a time who may suffer from the targeted disease or condition. Phase II testing typically lasts an average of one to two years.  In Phase II, the drug is tested to determine its safety and effectiveness for treating a specific illness or condition.  Phase II testing also involves determining acceptable dosage levels of the drug.  If Phase II studies show that a new drug has an acceptable range of safety risks and probable effectiveness, a company will generally continue to review the substance in Phase III studies.

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

New Drug Approval. The results of the clinical trials are submitted to the FDA as part of a new drug application (“NDA”). Following the completion of Phase III studies, assuming the sponsor of a potential product in the United States believes it has sufficient information to support the safety and effectiveness of its product, the sponsor will generally submit an NDA to the FDA requesting that the product be approved for marketing. The application is a comprehensive, multi-volume filing that includes the results of all clinical studies, information about the drug’s composition, and the sponsor’s plans for producing, packaging and labeling the product. The FDA’s review of an application can take a few months to many years, with the average review lasting 18 months.  Once approved, drugs and other products may be marketed in the United States, subject to any conditions imposed by the FDA.

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

Other Regulations

Various Federal, state and local laws, regulations, and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, the environment and the purchase, storage, movement, import, export, use, and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research are applicable to our activities.  They include, among others, the United States Atomic Energy Act, the Clean Air Act, the Clean Water Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, and Resources Conservation and Recovery Act, national restrictions on technology transfer, import, export, and customs regulations, and other present and possible future local, state, or federal regulation.  The Compliance with these and other laws, regulations and recommendations can be time-consuming and involve substantial costs.  In addition, the extent of governmental regulation which might result from future legislation or administrative action cannot be accurately predicted and may have a material adverse effect on our business, financial condition, results of operations and prospects.

Competition

Competition in General

Competition in the area of biomedical and pharmaceutical research and development is intense and significantly depends on scientific and technological factors. These factors include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. Our competitors include major pharmaceutical, medical products, chemical and specialized biotechnology companies, many of which have financial, technical and marketing resources significantly greater than ours. In addition, many biotechnology companies have formed collaborations with large, established companies to support research, development and commercialization of products that may be competitive with ours. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures. We are aware of certain other products manufactured or under development by competitors that are used for the treatment of the diseases and health conditions that we have targeted for product development. We can provide no assurance that developments by others will not render our technology obsolete or noncompetitive, that we will be able to keep pace with new technological developments or that our technology will be able to supplant established products and methodologies in the therapeutic areas that are targeted by us. The foregoing factors could have a material adverse effect on our business, prospects, financial condition and results of operations. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants.

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

We maintain a scientific advisory board consisting of internationally recognized scientists who advise us on scientific and technical aspects of our business. The scientific advisory board meets periodically to review specific projects and to assess the value of new technologies and developments to us.  In addition, individual members of the scientific advisory board meet with us periodically to provide advice in their particular areas of expertise. The scientific advisory board consists of the following members, information with respect to whom is set forth below: Professor Avram Hershko, Dr. Nir Barzilai, Professor Ele Ferrannini, Dr. Derek LeRoith, Dr. John Amatruda and our director Dr. Michael Berelowitz acting as Chairman. See "Item 10 – Directors, Executive Officers and Corporate Governance" for certain information about Dr. Berelowitz.

We have entered into an agreement with Dr. Berelowitz pursuant to which we will pay him certain fees as compensation for serving as Chairman. See "Item 11 – Executive Compensation – Director Compensation."

Professor Avram Hershko, MD PhD joined the Oramed Scientific Advisory Board in July 2008. He earned his MD degree (1965) and PhD degree (1969) from the Hebrew University- Hadassah Medical School of Jerusalem, Prof. Hershko served as a physician in the Israel Defense Forces from 1965 to 1967. After a post-doctoral fellowship with Gordon Tomkins at the University of San Francisco (1969-72), he joined the faculty of the Haifa Technion becoming professor in 1980. He is now Distinguished Professor in the Unit of Biochemistry in the B. Rappaport Faculty of Medicine of the Technion. Professor Hershko’s main research interests concern the mechanisms by which cellular proteins are degraded, a formerly neglected field of study. Hershko and his colleagues showed that cellular proteins are degraded by a highly selective proteolytic system. This system tags proteins for destruction by linkage a protein called ubiquitin, which had previously been identified in many tissues, but whose function was previously unknown. Subsequent work in Hershko's and many other laboratories has shown that the ubiquitin system has a vital role in controlling a wide range of cellular processes, such as the regulation of cell division, signal transduction and DNA repair. Professor Hershko was awarded the Nobel Prize in Chemistry (2004) jointly with his former PhD student Aaron Ciechanover and their colleague Irwin Rose. His many honors include the Israel Prize for Biochemistry (1994), the Gardner Award (1999), the Lasker Prize for Basic Medical Research (2000), the Wolf Prize for Medicine (2001) and the Louisa Gross Horwitz Award (2001). Hershko is a member of the Israel Academy of Sciences (2000) and a Foreign Associate of the US Academy of Sciences (2003).

Derek LeRoith MD, PhD, joined the Oramed Scientific Advisory Board in January 2007. He is currently the Chief of the Division of Endocrinology, Diabetes and Bone Diseases at Mt. Sinai School of Medicine, (New York) Dr. LeRoith has worked at the National Institues of Health ("NIH") since 1979 in the field of Endocrinology and Diabetes and rose to be Diabetes Branch at the MDNIH in Bethesda, Maryland, a position he held until 2005. His main interests have focused on the role of insulin and the insulin-like growth factors in normal physiology and disease states. In these areas he has published over 500 peer-reviewed articles and reviews in high profile journals. He is also the senior editor of a textbook on diabetes, now in its third edition and has edited books on the insulin-like growth factors (IGFs). Dr. LeRoith has made major contributions in our understanding of the basic pathophysiology of type 2 diabetes and also the role of the IGFs in various disorders, especially in cancer, and is considered a worldwide expert on these topics. In recognition of his contributions he has received many lecturing positions worldwide and has been the plenary speaker at numerous national and international symposia. He is the editor of a number of diabetes- and growth factor-related journals, has been on the advisory boards of a number of companies and co-chairs two national committees involved in the education of endocrinologist and primary care physicians.

Professor Ele Ferrannini joined the Oramed Scientific Advisory Board in February 2007.  He is a past President to the, European Association for the Study of Diabetes ("EASD"), which supports scientists, physicians, laboratory workers, nurses and students from all over the world who are interested in diabetes and related subjects in Europe, and performs functions similar to that of  the American Diabetes Association ("ADA") in the United States. Professor Ferrannini has worked with various institutions including the Department of Internal Medicine, University of Pisa School of Medicine, and CNR (National Research Council) Institute of Clinical Physiology, Pisa, Italy; Diabetes Division, Department of Medicine, University of Texas Health Science Center at San Antonio, Texas, USA. He has also had extensive training focused on microbiology, immunology, endocrinology, and specializing in diabetes studies. Professor Ferrannini has received a Certificate of the Educational Council for Foreign Medical Graduates from the University of Bologna, and with cum laude honors completed a subspecialty in Diabetes and Metabolic Diseases at the University of Torino. He has published over 350 original papers and 50 book chapters and he is among the "highly cited researcher", according to the Institute for Scientific Information ("ISI"). ISI provides bibliographic database services and publishes list of highly cited researchers.

Dr. Nir Barzilai joined the Oramed Scientific Advisory Board in January 2007.  He is the Director of the Institute for Aging Research at the Albert Einstein College of Medicine, New York. He is currently an Associate Professor in the Department of Medicine, Molecular Genetics and the Diabetes Research Center and is a member of the Divisions of Endocrinology and Geriatrics. He is also the Director of the Montefiore Hospital Diabetes Clinic, New York. He has spent over 20 years assisting patients internationally and training in various fields including Medicine, Geriatrics, Endocrinology and Molecular Genetics. Dr. Barzilai has had a strong career in diabetes studies between Israel, London and the United States. He has worked for such esteemed institutions as Hadassah Research Hospital, NIH, and many esteemed United States based university hospitals, including Cornell and Yale.

Dr. John Amatruda joined the Oramed Scientific Advisory Board in February 2010. He graduated from Yale University, received his MD degree from the Medical College of Wisconsin and did his internship and residency in Internal Medicine and Fellowship in Endocrinology and Metabolism at The Johns Hopkins Hospital.  He is board certified in Internal Medicine and Endocrinology and Metabolism and continues to see patients. Dr. Amatruda was a Professor of Medicine at The University of Rochester School of Medicine where he was head of the Clinical Research Center, fully funded as principle investigator on two NIH grants, and acting Head of the Endocrine Metabolism Unit. From 1992 to 2002, he started and ran a drug discovery group at Bayer Corp where he served as Vice President and Therapeutic Area Research Head, as well as a Professor of Medicine Adjunct at Yale University School of Medicine. He assisted in the approval of Acarbose, an anti-diabetic drug used to treat type 2 diabetes mellitus and, in some countries, prediabetes distributed by Bayer AG, and his group put several compounds into clinical development including the first glucagon receptor antagonist. From 2002 to 2009, Dr. Amatruda held various positions at Merck, including Vice President and Therapeutic Area Head for Metabolism and Atherosclerosis and acting Therapeutic Area head for Cardiovascular. These groups filed NDAs for Vytorin, Januvia and Janumet. Most recently Dr. Amatruda was Senior Vice President and Franchise Head for Diabetes and Obesity and a member of the Research Management Committee at Merck. Dr. Amatruda is an author of over 150 papers, abstracts, reviews and book chapters, primarily in the areas of insulin action in vitro systems and in clinical diabetes and obesity.

Employees

We have been successful in retaining the experienced personnel involved in our research and development program. In addition, we believe we have successfully recruited the clinical/regulatory, quality assurance and other personnel needed to advance through clinical studies or have engaged the services of experts in the field for these requirements.  As of August 31, 2011, we have contracted with eight individuals for employment or consulting arrangements. Of our staff, three are senior management, three are engaged in research and development work, and the remaining are involved in administration work.

Corporate History

Oramed was incorporated on April 12, 2002, in the State of Nevada under the name Iguana Ventures Ltd. Following the incorporation, we were an exploration stage company engaged in the acquisition and exploration of mineral properties. We were unsuccessful in implementing our business plan as a mineral exploration company. Accordingly, we decided to change the focus of our business by completing a share exchange with the shareholders of Integrated Security Technologies, Inc., a New Jersey private corporation (“ISTI”). On June 4, 2004, we changed our name to Integrated Security Technologies by filing a Certificate of Amendment with the Nevada Secretary of State.  Effective June 14, 2004 we effected a 3.3:1 forward stock split, increasing the amount of authorized capital to 200,000,000 shares of common stock with a par value of $.001 per share.  However, due to disappointing results, we terminated the share exchange agreement with the shareholders of ISTI.

On February 17, 2006, we executed an agreement with Hadasit to acquire provisional patent application No. 60/718716 and related intellectual property.  The provisional patent application No. 60/718716 relates to a method of preparing insulin so that it may be taken orally to be used in the treatment for the treatment of individuals with diabetes.  On April 10, 2006, we changed our name from Integrated Security Technologies, Inc. to Oramed Pharmaceuticals Inc.  On August 31, 2006, based on provisional patent application No. 60/718716, we filed a patent application under the Patent Cooperation Treaty at the Israel Patent Office for “Methods and Compositions for Oral Administration of Proteins.”

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

Our financial statements were prepared on the assumption that we will continue as a going concern. Our cash reserves will not be sufficient to permit us to continue at our anticipated level of operations for our fiscal year ending August 31, 2012. During 2011 and 2012, we plan to increase research and development, product development, and administrative expenses relating to our business, including expenses related to research and development related to our oral delivery platform. We intend to use our cash reserves, as well as other funds in the event that they shall become available on commercially reasonable terms, to finance these activities and other activities described herein, although we can provide no assurance that these additional funds will be available in the amounts or at the times we may require. If sufficient capital is not available, we would likely be required to scale back or terminate our research and development efforts.  See “Risk Factors -- We will need substantial additional capital in order to satisfy our business objectives.”

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

We are a development stage company with no revenues from our research and development activities. Consequently, we have incurred net losses and negative cash flows since inception. We currently have no product revenues, and may not succeed in developing or commercializing any products which could generate product or licensing revenues. We do not expect to have any products on the market for several years. In addition, development of our product candidates requires a process of pre-clinical and clinical testing, during which our products could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we will not be able to market our product candidates. Eventual profitability will depend on our success in developing, manufacturing, and marketing our product candidates. As of August 31, 2011 and August 31, 2010, we had working capital of $3,842,790 and $938,225, respectively, and stockholders’ equity of $3,723,916 and $830,272, respectively. We have generated no revenues to date. For the period from our inception on April 12, 2002 through August 31, 2011, the year ended August 31, 2011 and the year ended August 31, 2010, we incurred net losses of $14,547,299, $1,561,245 and $2,977,376 million, respectively.  We may never achieve profitability and expect to incur net losses in the foreseeable future. See “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

We rely upon patents to protect our technology. We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies. We currently hold several pending patent applications in the United States for our technologies covering oral administration of insulin and other proteins and oral administration of exenatides and proteins, and corresponding patent applications filed in Israel, South Africa and India. Further, we intend to rely on a combination of trade secrets and non-disclosure, and other contractual agreements and technical measures to protect our rights in our technology. We intend to depend upon confidentiality agreements with our officers, directors, employees, consultants, and subcontractors, as well as collaborative partners, to maintain the proprietary nature of our technology. These measures may not afford us sufficient or complete protection, and others may independently develop technology similar to ours, otherwise avoid our confidentiality agreements, or produce patents that would materially and adversely affect our business, prospects, financial condition, and results of operations. We believe that our technology is not subject to any infringement actions based upon the patents of any third parties; however, our technology may in the future be found to infringe upon the rights of others. Others may assert infringement claims against us, and if we should be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, our ability to continue to use our technology could be materially restricted or prohibited. If this event occurs, we may be required to obtain licenses from the holders of this intellectual property, enter into royalty agreements, or redesign our products so as not to utilize this intellectual property, each of which may prove to be uneconomical or otherwise impossible. Licenses or royalty agreements required in order for us to use this technology may not be available on terms acceptable to us, or at all. These claims could result in litigation, which could materially adversely affect our business, prospects, financial condition, and results of operations.

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

At present, our success depends primarily on the successful commercialization of our oral insulin capsule.

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

Clinical trials must meet FDA and foreign regulatory requirements. We have limited experience in designing, conducting and managing the preclinical studies and clinical trials necessary to obtain regulatory approval for our  product candidates in any country.  We have entered into agreements with Hadasit Medical Center, ETI Karle Clinical Pvt, Ltd., and OnQ Consulting to assist us in designing, conducting and managing our various clinical trials in Israel, South Africa, and India, respectively, as more fully described in “Description of Business – Partnerships and Collaborative Agreements.”  Any failure of such consultants to fulfill their obligations could result in significant additional costs as well as delays in designing, consulting and completing clinical trials on our products.

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

We are dependent on outside vendors for our entire supply of the oral insulin capsule. While we believe that there are numerous sources of supply available, if the third party suppliers were to cease production or otherwise fail to supply us with quality raw materials in sufficient quantities on a timely basis and we were unable to contract on acceptable terms for these services with alternative suppliers, our ability to produce our products and to conduct testing and clinical trials would be materially adversely affected.

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

We expect the expansion of our business to place a significant strain on our limited managerial, operational, and financial resources. We will be required to expand our operational and financial systems significantly and to expand, train, and manage our work force in order to manage the expansion of our operations. Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition, and results of operations. Our ability to attract and retain highly skilled personnel is critical to our operations and expansion. We face competition for these types of personnel from other technology companies and more established organizations, many of which have significantly larger operations and greater financial, technical, human, and other resources than we have. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition, and results of operations will be materially adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business–Strategy” and “Business—Employees.”

We depend upon our senior management and skilled personnel and their loss or unavailability could put us at a competitive disadvantage.

We currently depend upon the efforts and abilities of our senior executives, as well as the services of several key consultants and other key personnel, including Dr. Miriam Kidron, our Chief Medical and Technology Officer. The loss or unavailability of the services of any of these individuals for any significant period of time could have a material adverse effect on our business, prospects, financial condition, and results of operations.  We do not maintain “key man” life insurance policies for any of our senior executives.  In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. There is currently a shortage of employees with expertise in developing, manufacturing and commercialization of products and related clinical and regulatory affairs, and this shortage is likely to continue. Competition for skilled personnel is intense and turnover rates are high. Our ability to attract and retain qualified personnel may be limited.  Our inability to attract and retain qualified skilled personnel would have a material adverse effect on our business, prospects, financial condition, and results of operations.

Fulfilling our obligations incident to being a public company will be expensive and time consuming.

As a public company, the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, requires us to maintain corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations increases our legal and financial compliance costs and place significant additional demands on our finance and accounting staff and on our financial, accounting and information systems.

We became a publicly traded company through the acquisition of a public shell company, and we could be liable for unanticipated claims or liabilities as a result thereof.

We were originally incorporated on April 12, 2002 as an exploration stage company engaged in the acquisition and exploration of mineral properties. We were unsuccessful in implementing our business plan as a mineral exploration company and became a public shell company.  On May 27, 2004, we executed a share exchange with the shareholders of Integrated Security Technologies, Inc., a New Jersey private corporation (“ISTI”).  However, due to disappointing results, on May 31, 2005, effective as of May 27, 2004 we terminated the share exchange agreement with the shareholders of ISTI, and we again became a public shell company.  We remained a public shell company until March 8, 2006, when we became a pharmaceutical company engaged in the development of innovative pharmacological solutions.

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

Healthcare policy changes, including pending legislation recently adopted and further proposals still pending to reform the U.S. healthcare system, may harm our future business.

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

In March 2010, the United States Congress enacted and President Obama signed into law healthcare reform legislation that may significantly impact the pharmaceutical industry. In addition to requiring most individuals to have health insurance and establishing new regulations on health plans, this legislation will require discounts under the Medicare drug benefit program and increased rebates on drugs covered by Medicaid. In addition, the legislation imposes an annual fee, which will increase annually, on sales by branded pharmaceutical manufacturers starting in 2011. The financial impact of these discounts, increased rebates and fees and the other provisions of the legislation on our business is unclear and there can be no assurance that our business will not be materially adversely affected. In addition, these and other ongoing initiatives in the United States have  increased and will continue to increase pressure on drug pricing. The announcement or adoption of any such initiative could have an adverse effect on potential revenues from any product that we may successfully develop.

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

The Securities and Exchange Commission, or the SEC, has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions, such as if the issuer of the security has net tangible assets in excess of $2,000,000. The market price of our common stock is currently less than $5.00 per share, and our net tangible assets as of August 31, 2011 were less than $2,000,000.  Therefore, our common stock is currently a “penny stock” according to SEC rules. Designation as a "penny stock" requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser, furnish the customer a document describing the risks of investing in penny stocks and send monthly account statements showing the market value of each penny stock held in the customer’s account. These rules may restrict the ability of brokers or dealers to sell penny stocks.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur.  These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of November 28, 2011, we had outstanding 70,104,583 shares of common stock.  Of these shares, 45,560,053 shares are freely tradable.  Giving effect to the exercise in full of all of our outstanding warrants and options, we would have outstanding 85,161,627 shares of common stock.

Our issuance of warrants and options to investors, employees and consultants may have a negative effect on the trading prices of our common stock as well as a dilutive effect.

We have issued and may continue to issue warrants, options and convertible notes at, above or below the current market price. As of August 31, 2011, we had outstanding warrants and options exercisable for 17,157,044 shares of common stock (15,584,897 as of August 31, 2010). In addition to the dilutive effect of a large number of shares and a low exercise price for the warrants and options, there is a potential that a large number of underlying shares may be sold in the open market at any given time, which could place downward pressure on the trading of our common stock.

Because we will not pay cash dividends, investors may have to sell shares in order to realize their investment.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Any credit agreements which we may enter into with institutional lenders or otherwise may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and any other factors that our board of directors decides is relevant. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

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

Our operations are located in the State of Israel, and we are directly affected by political, economic, and security conditions in that country. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since October 2000, there has been a high level of violence between Israel and the Palestinians. In addition, acts of terrorism, armed conflicts or political instability in the region could negatively affect local business conditions and harm our results of operations. We cannot predict the effect on the region of any diplomatic initiatives or political developments involving Israel or the Palestinians or other countries in the Middle East. Recent political events, including political uprisings, social unrest and regime change, in various countries in the Middle East and North Africa have weakened the stability of those countries, which could result in extremists coming to power. In addition, Iran has threatened to attack Israel and is widely believed to be developing nuclear weapons.  Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza and Hezbollah in Lebanon. This situation may potentially escalate in the future to violent events which may affect Israel and us. Our business, prospects, financial condition, and results of operations could be materially adversely affected if major hostilities involving Israel should occur or if trade between Israel and its current trading partners is interrupted or curtailed.

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

Because almost all of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against our management for misconduct.

Almost all of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against such officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any U.S. state. Additionally, it may be difficult to enforce civil liabilities under U.S. federal securities law in original actions instituted in Israel. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws because Israel is not the most appropriate forum to bring such a claim.  In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim.  If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process.  Certain matters of procedure will also be governed by Israeli law.

ITEM 1B. – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

Our principal executive offices are comprised of approximately 117 square meters of office space located in Givat-Ram, Jerusalem, Israel. The lease commenced on October 1, 2007 and is for a period of 51 months. The aggregate annual base rental fee for this space is $7,548. We believe that our existing facilities are suitable and adequate to meet our current business requirements.  In the event that we should require additional or alternative facilities, we believe that such facilities can be obtained on short notice at competitive rates.

ITEM 3 - LEGAL PROCEEDINGS

From time to time we may become subject to litigation incidental to our business. We are not currently a party to any material legal proceedings.

ITEM 4 – (REMOVED AND RESERVED)

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for our Common Stock

Our common stock is quoted on the OTCBB under the symbol “ORMP.OB”. The quarterly high and low reported bid prices for our common stock as quoted on the OTCBB for the periods indicated are as follows:

	High	Low
Year Ended August 31, 2010
Three Months Ended November 30, 2009	$0.64	$0.43
Three Months Ended February 28, 2010	$0.48	$0.37
Three Months Ended May 31, 2010	$0.55	$0.41
Three Months Ended August 31, 2010	$0.51	$0.36

Year Ended August 31, 2011
Three Months Ended November 30, 2010	$0.42	$0.28
Three Months Ended February 28, 2011	$0.37	$0.27
Three Months Ended May 31, 2011	$0.35	$0.23
Three Months Ended August 31, 2011	$0.34	$0.20

The foregoing quotations were provided by Yahoo! Finance and the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  The last reported bid price per share of common stock as quoted on the OTCBB was $0.34 on November 25, 2011.

Holders

As of November 28, 2011, there were 70,104,583 shares of our common stock issued and outstanding that are held of record by 71 registered stockholders. We believe that a number of stockholders hold their shares of our common stock in brokerage accounts and registered in the name of stock depositories.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fiscal year ended August 31, 2011.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited Financial Statements and Notes thereto for the years ended August 31, 2011 and 2010. In addition to our audited Financial Statements, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in "Item 1A - Risk Factors.”

Overview of Operations

We are a pharmaceutical company engaged in the research and development of innovative pharmaceutical solutions, including an orally ingestible insulin capsule or tablet to be used for the treatment of individuals with diabetes, and the use of orally ingestible capsules, tablets or pills for delivery of other polypeptides.

Short Term Business Strategy

We plan to conduct further research and development on the technology covered by the patent application "Methods and Composition for Oral Administration of Proteins", which we acquired from Hadasit, as well as the other patents we have filed since.  Through our research and development efforts, we are seeking to develop an oral dosage form that will withstand the harsh chemical environment of the stomach or intestines and will be effective in delivering active insulin for the treatment of diabetes. The enzymes and vehicles that are added to the insulin in the formulation process must not modify the insulin chemically or biologically, and the dosage form must be safe to ingest. We plan to continue to conduct clinical trials to show the effectiveness of our technology.  We intend to conduct the clinical trials necessary to file an IND application with the FDA. Additional clinical trials are planned in other countries such as Israel, India and South Africa, in order to substantiate our results as well as for purposes of making future filings for drug approval in these countries. We also plan to conduct further research and development by deploying our proprietary drug delivery technology for the delivery of other polypeptides in addition to insulin, and to develop other innovative pharmaceutical products.

Long Term Business Strategy

If our oral insulin capsule or other drug delivery solutions show significant promise in clinical trials, we plan to ultimately seek a strategic commercial partner, or partners, with extensive experience in the development, commercialization, and marketing of insulin applications and/or other orally digestible drugs. We anticipate such partner or partners would be responsible for, or substantially support, late stage clinical trials (Phase III) to increase the likelihood of obtaining regulatory approvals and registrations in the appropriate markets in a timely manner. We further anticipate that such partner, or partners, would also be responsible for sales and marketing of our oral insulin capsule in these markets. Such planned strategic partnership, or partnerships, may provide a marketing and sales infrastructure for our products as well as financial and operational support for global clinical trials, post marketing studies, label expansions and other regulatory requirements concerning future clinical development in the United States and elsewhere. Any future strategic partner, or partners, may also provide capital and expertise that would enable the partnership to develop new oral dosage form for other polypeptides. While our strategy is to partner with an appropriate party, no assurance can be given that any third party would be interested in partnering with us. Under certain circumstances, we may determine to develop one or more of our oral dosage form on our own, either world-wide or in select territories.

Other Planned Strategic Activities

In addition to developing our own oral dosage form drug portfolio, we are, on an on-going basis, considering in-licensing and other means of obtaining additional technologies to complement and/or expand our current product portfolio. Our goal is to create a well-balanced product portfolio that will enhance and complement our existing drug portfolio.

Results of Operations

Going concern assumption

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have net losses for the period from inception (April 12, 2002) through August 31, 2011 of $14,547,299 as well as negative cash flow from operating activities. Based upon our existing spending commitments, estimated at $4.7 million for the twelve months following August 31, 2011, and our cash availability, we do not have sufficient cash resources to meet our liquidity requirements through August 31, 2012. Accordingly, these factors raise substantial doubt about our ability to continue as a going concern. Management is in the process of evaluating various financing alternatives as we will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

The discussion and analysis of our financial condition and results of operations is based on our financial statements, which we prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Marketable securities: Consist mainly of equity securities classified as available-for-sale and are recorded at fair value.  The fair value of the restricted securities is measured based on the quoted prices of the otherwise identical unrestricted securities, adjusted for the effect of the restriction by applying a proper discount. The discount was determined with reference to other similar restricted instruments. Similar securities, with no restriction on tradability, are quoted on an active market. Changes in fair value, net of taxes, are reflected in other comprehensive income (loss).

Factors considered in determining whether a loss is temporary include the extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee based on our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The loss is recorded as a charge to earnings

Valuation of options and warrants: We granted options to purchase shares of our common stock to employees and consultants and issued warrants in connection with some of our financings.

We account for share-based payments in accordance with the guidance that requires awards classified as equity awards be accounted for using the grant-date fair value method. The fair value of share-based payment transactions is recognized as an expense over the requisite service period, net of estimated forfeitures. We estimated forfeitures based on historical experience and anticipated future conditions.

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

Comparison of Fiscal Year 2011 to Fiscal Year 2010

The following table summarizes certain statements of operations data for us for the twelve months periods ended August 31, 2011 and 2010:

	Year ended
Operating Data:	August 31, 2011	August 31, 2010

Research and development expenses, net	$1,159,309	$1,463,886
General and administrative expenses	1,275,960	1,508,667
Gain on sale of investment	(1,033,004)	-
Impairment of available for sale securities	197,412	-
Financial income, net	(14,452)	(10,148)
Loss before taxes on income	(1,585,225)	(2,962,405)
Taxes on income	(23,980)	14,971
Net loss for the period	1,561,245	$(2,977,376)

Loss per common share – basic and diluted	$(0.02)	$(0.05)
Weighted average common shares outstanding	64,999,026	57,389,991

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

In August 2009, Oramed Ltd., our wholly owned Israeli subsidiary, was awarded a government grant amounting to a total net amount of New Israeli Shekels ("NIS") 3.1 million (approximately $813,000), from the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of Israel (the "OCS"). This grant was used for research and development expenses for the period of February 2009 to June 2010. The funds were used by us to support further research and development and clinical study of our oral insulin capsule and Oral GLP-1-analog. In December 2010, Oramed Ltd., was awarded another grant amounting to a total net amount of NIS 2.9 million (approximately $807,000) from the OCS, which was designated for research and development expenses for the period of July 2010 to June 2011. We used the funds to support further research and development and clinical study of our oral insulin capsule and Oral GLP-1-analog. The two grants are subject to repayment according to the terms determined by the OCS and applicable law.  See "--Government Grants" below.

During the year ended August 31, 2011, research and development expenses totaled $1,159,309, compared to $1,463,886 for the year ended August 31, 2010. The decrease is mainly attributable to the fact that no major clinical trials were conducted this year. The research and development costs include stock based compensation costs, which during the year ended August 31, 2011 totaled $265,327, as compared to $341,203 during the year ended August 31, 2010.

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

In the years ended August 31, 2011 and 2010, we recognized research and development grants in an amount of $354,906 and $350,198, respectively. As of August 31, 2011, we had no contingent liabilities to the OCS.

Under the terms of the grants we received from the OCS, we are obligated to pay royalties of 3% to 3.5% on all revenues derived from the sale of the products developed pursuant to the funded plans, including revenues from licensed ancillary services.  Pursuant to a proposed amendment to the R&D Law, our royalty rate may be 3% to 6% per annum. Royalties are payable up to 100% of the amount of such grants, or up to 300% as detailed below, linked to the U.S. Dollar, plus annual interest at LIBOR.

The R&D Law generally requires that a product developed under a program be manufactured in Israel. However, upon notification to the OCS  (and provided that the OCS does not object within 30 days), up to 10% of a company’s approved Israeli manufacturing volume, measured on an aggregate basis, may be transferred outside of Israel. In addition, upon the approval of the Chief Scientist, a greater portion of the manufacturing volume may be performed outside of Israel, provided that the grant recipient pays royalties at an increased rate, which may be substantial, and the aggregate repayment amount is increased up to 300% of the grant, depending on the portion of the total manufacturing volume that is performed outside of Israel. The R&D Law further permits the OCS, among other things, to approve the transfer of manufacturing rights outside of Israel in exchange for an import of different manufacturing into Israel as a substitute, in lieu of the increased royalties. The R&D Law also allows for the approval of grants in cases in which the applicant declares that part of the manufacturing will be performed outside of Israel or by non-Israeli residents and the research committee is convinced that doing so is essential for the execution of the program.  This declaration will be a significant factor in the determination of the OCS as to whether to approve a program and the amount and other terms of benefits to be granted.  For example, an increased royalty rate and repayment amount might be required in such cases.

The R&D Law also provides that know-how developed under an approved research and development program may not be transferred to third parties in Israel without the approval of the research committee.  Such approval is not required for the sale or export of any products resulting from such research or development. The R&D Law further provides that the know-how developed under an approved research and development program may not be transferred to any third parties outside Israel, except in certain special circumstances and subject to the OCS’ prior approval. The OCS may approve the transfer of OCS-funded know-how outside Israel, generally in the following cases: (a) the grant recipient pays to the OCS a portion of the sale price paid in consideration for such OCS-funded know-how or the price paid in consideration for the sale of the grant recipient itself, as the case may be (according to certain formulas), or (b) the grant recipient receives know-how from a third party in exchange for its OCS-funded know-how, or (c) such transfer of OCS-funded know-how arises in connection with certain types of cooperation in research and development activities.

The R&D Law imposes reporting requirements with respect to certain changes in the ownership of a grant recipient.  The law requires the grant recipient and its controlling shareholders and foreign interested parties to notify the OCS of any change in control of the recipient or a change in the holdings of the means of control of the recipient that results in a non-Israeli becoming an interested party in the recipient, and requires the new interested party to undertake to the OCS to comply with the R&D Law.  In addition, the rules of the OCS may require additional information or representations in respect of certain such events. For this purpose, “control” is defined as the ability to direct the activities of a company other than any ability arising solely from serving as an officer or director of the company.  A person is presumed to have control if such person holds 50% or more of the means of control of a company.  “Means of control” refers to voting rights or the right to appoint directors or the chief executive officer.  An “interested party” of a company includes a holder of 5% or more of its outstanding share capital or voting rights, its chief executive officer and directors, someone who has the right to appoint its chief executive officer or at least one director, and a company with respect to which any of the foregoing interested parties owns 25% or more of the outstanding share capital or voting rights or has the right to appoint 25% or more of the directors.  Accordingly, any non-Israeli who acquires 5% or more of our ordinary shares will be required to notify the OCS that it has become an interested party and to sign an undertaking to comply with the R&D Law.

General and administrative expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, traveling, business development costs, insurance expenses and other general costs.

For the year ended August 31, 2011, general and administrative expenses totaled $1,275,960 compared to $1,508,667 for the year ended August 31, 2010. Costs incurred related to general and administrative activities during the year ended August 31, 2011, was mainly caused by a decrease in compensation costs in respect of options granted during the year, which partially offset by increase in payroll and consulting fees. During the year ended August 31, 2011, as part of our general and administrative expenses, we incurred $263,999 related to stock options granted to employees and consultants, as compared to $466,623 during the year ended August 31, 2010.

Financial income/expense, net

During the year ended August 31, 2011, we generated a larger interest income on available cash and cash equivalents balance than in the previous fiscal year, this income was offset by bank charges.

The increase in the interest income for the year ending August 31, 2011 as compared with the year ended August 31, 2010 is also attributable to the additional funds raised by share issueances.

Liquidity and Capital Resources

From inception through August 31, 2011, we incurred losses in an aggregate amount of $14,547,299. We have financed our operations through the private placements of equity and debt financing, raising a total of $11,655,693, net of transaction costs. We will seek to obtain additional financing through similar sources. As of August 31, 2011, we had $1,513,365 of available cash as well as $1,801,400 in short term interest bearing investments. We anticipate that we will require approximately $4.7 million to finance our activities during the twelve months following August 31, 2011.

Management is in the process of evaluating various financing alternatives as we will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders as well as through additional funding from the OCS.

During fiscal years 2010 and 2011 we issued a total of 927,387 shares of common stock to various third party vendors for services rendered. The aggregate value of those shares was approximately $290,529. We also consummated a private placement by selling 937,500 "units" at a purchase price of $0.32 per unit for a total consideration of $300,000. Each unit consisted of one share of common stock and a five-year warrant to purchase 0.35 of a share of common stock at an exercise price of $0.50 per share.

Our recent financing activities include the following:

•   In September 2010 and January 2011, we issued a total of 353,714 shares of our common stock, valued at $119,800, in the aggregate, to Swiss Caps AG as remuneration for services rendered.

•   In March 2011, we completed a private placement with a number of “accredited investors” as defined in Rule 501(a) of Regulation D, pursuant to which we agreed to sell to the investors an aggregate of 10,487,500 "units" at a purchase price of $0.32 per unit for total consideration of $3,356,000.  Each unit consisted of one share of common stock and a five-year warrant to purchase 0.35 of a share of common stock at an exercise price of $0.50 per share. We also issued 196,750 shares of common stock and warrants to purchase 70,863 shares of common stock as finders' fees in connection with the private placement. These amounts include the $250,000 investment by D.N.A made in connection with our technology transaction on March 31, 2011.

•   On March 31, 2011, we consummated a transaction with D.N.A for the sale of 781,250 shares of common stock and warrants to purchase up to 273,438 shares of common stock, for a total purchase price of $250,000 in cash.  The shares and warrants were sold in "units" at a price per unit of $0.32, each unit consisting of one share of common stock and a warrant to purchase 0.35 of a share of common stock. The warrants have an exercise price of $0.50 per share, subject to adjustment, and a term of five years commencing upon the closing of the transaction.  D.N.A's $250,000 investment in Oramed is included in the private placement described in the immediately preceding paragraph.

•   In April 2011, we completed a private placement with a number of “accredited investors” as defined in Rule 501(a) of Regulation D, pursuant to which we agreed to sell to the investors an aggregate of 1,124,375 "units" at a purchase price of $0.32 per unit for total consideration of $359,800.  Each unit consisted of one share of common stock and a five-year warrant to purchase 0.35 of a share of common stock at an exercise price of $0.50 per share.

•   In May 2011, we issued 176,923 shares of our common stock, valued at $47,769, in the aggregate, to Swiss Caps AG as remuneration for services rendered in the past.

•   In May 2011, we issued 200,000 shares of our common stock, valued at $60,000, in the aggregate, to New Castle Consulting, LLC as remuneration for services to be rendered.

Employee and Consultant Stock Options and Warrants

Employee and consultant stock options grant and warrant issuance activities for the fiscal year 2011 include the following:

•   On February 15, 2011, we granted options under the Company's 2008 Stock Incentive Plan to purchase up to 250,000 shares of our common stock at an exercise price of $0.50 to a consultant. The options vest in five annual installments commencing on February 16, 2012 and expire on February 16, 2021.  The initial fair value of the option on the date of grant, was $71,495, calculated using the Black Scholes option-pricing model, and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 113.80%; risk-free interest rates of 3.42%; and the remaining contractual life of 10 years. The fair value of the options granted is measured on a final basis at the end of the related service period and is recognized over the related service period using the straight-line method.

•   On April 27, 2011, 43,000 options were granted to experiMind Ltd as remuneration for services rendered at an exercise price of $0.50 per share (higher than the traded market price on the date of grant). The options vested immediately on the date of grant and will expire on April 26, 2016. The fair value of these options on the date of grant, was $10,000, calculated using the Black Scholes option-pricing model, and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 113.50%; risk-free interest rates of 2.06%; and the remaining contractual life of 5 years.

•   On July 25, 2011, we issued warrants to purchase 32,000 shares of our common stock at an exercise price of $0.50 per share to The Trout Group, LLC as remuneration for services to be rendered during the 12 month period commencing on May 13, 2011. The warrants vest in twelve equal annual installments commencing on October 13, 2011 and will expire on July 25, 2016. The fair value of these warrants on the date of grant, was $7,136, calculated using the Black Scholes option-pricing model, and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 112.46%; risk-free interest rates of 1.55%; and the remaining contractual life of 5 years.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Planned Expenditures

The estimated expenses referenced herein are in accordance with our business plan. Since our technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the twelve months beginning September 1, 2011 are as follows:

Category	Amount

Research & Development, net of OCS funds	$3,745,027
General & Administrative expenses	913,500
Financial income, net	(1,200)
Taxes on Income	-
Total	$4,657,327

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2011. Based on such review, our chief executive officer and chief financial officer have determined that in light of their conclusion with respect to the effectiveness of our internal control over our financial reporting as of such date, that the Company did not have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, under the supervision of our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that:

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of August 31, 2011 based on the framework for Internal Control-Integrated Framework set forth by The Committee of Sponsoring Organizations of the Treadway Commission. Due to the inherent limitations of our company, derived from our small size and the limited number of employees, the management evaluation concluded that there is a material weakness with respect to segregation of duties that may not provide reasonable assurance regarding the reliability of internal control over financial reporting and may not prevent or detect misstatements. Specifically, our CFO serves as our only qualified internal accounting and financial reporting personnel and as such performs all accounting and financial reporting functions without the benefit of independent checks, confirmations or backup other than bookkeeping functions performed by an outside accounting firm. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on this evaluation, our management concluded that the Company's internal controls over financial reporting were not effective as of August 31, 2011 at a reasonable assurance level.

During the year ended August 31, 2010, management started an extensive program of documenting all processes related to the financial reporting, in order to strengthen our internal controls over financial reporting in order to reasonably ensure the reliability of financial reporting and the preparation of financial statements.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the quarter ended August 31, 2011 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information with respect to the individuals who are our directors, executive officers and significant employees.

Name	Age	Position

Nadav Kidron	37	President, Chief Executive Officer and Director

Miriam Kidron	70	Chief Medical and Technology Officer and Director

Leonard Sank	46	Director

Harold Jacob	57	Director

Michael Berelowitz	67	Director and Chairman of the Scientific Advisory Board

Yifat Zommer	37	Chief Financial Officer, Treasurer and Secretary

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

Mr. Nadav Kidron was appointed President, Chief Executive Officer and director in March 2006. He is also a director of Entera Bio Ltd. (of which the Company owns 3% of the outstanding shares.) In 2009, he was a fellow at the Merage Foundation for U.S.-Israel Trade Programs for executives in the life sciences field. From 2003 to 2006, he was the managing director of the Institute of Advanced Jewish Studies at Bar Ilan University. From 2001 to 2003, he was a legal intern at Wine, Mishaiker & Erenstof Law Offices in Jerusalem, Israel. Mr. Kidron holds an LLB and an International MBA from Bar Ilan University and is a member of the Israel bar.

Dr. Miriam Kidron was appointed Chief Medical and Technology Officer and director in March 2006. Dr. Kidron is a pharmacologist and a biochemist with a PhD in biochemistry. From 1990 to 2007, Dr. Kidron has been a senior researcher in the Diabetes Unit at Hadassah University Hospital in Jerusalem, Israel. During 2003 and 2004, Dr. Kidron served as a consultant to Emisphere Technologies Inc., a company that specializes in developing broad-based proprietary drug delivery platforms. Dr. Kidron was formerly a visiting professor at the Medical School at the University of Toronto (Canada), and is a member of the American, European and Israeli Diabetes Associations. Dr. Kidron is a recipient of the Bern Schlanger Award.

Mr. Leonard Sank was appointed a director in October 2007. Mr. Sank is a South African entrepreneur and businessman who is devoted to entrepreneurial endeavors and initiatives. He has over 20 years of experience playing important leadership roles in developing businesses. He was a director in Eastvaal Motor Group, a diversified retail motor business. He was a also director in Vecto Finance, a credit lending business. He has also served as a director of Macsteel Service Centres SA Pty Ltd., South Africa’s largest private company.   He also serves on the board of local non-profit charity organizations in Cape Town, where he resides.

Dr. Harold Jacob was appointed a director in July 2008. Since 1998, Dr. Jacob has served as the president of Medical Instrument, a company which provides a range of support and consulting services to start-up and early stage companies as well as patenting its own proprietary medical devices. Dr. Jacob has advised a spectrum of companies in the past and he served as a consultant and then as the Director of Medical Affairs at Given Imaging Ltd., during the years 1997 to 2003, a company that developed the first swallowable wireless pill camera for inspection of the intestine. He has licensed patents to a number of companies including Kimberly Clark Ballard. Since 2003, Dr. Jacob has served as the CEO of NanoVibronix, a medical device company using surface acoustics to prevent catheter acquired infection as well as other applications. He practiced clinical gastroenterology in New York and served as Chief of Gastroenterology at St. Johns Episcopal Hospital and South Nassau Communities Hospital in the years 1986-1995, and was a Clinical Assistant Professor of Medicine at SUNY during the years 1983-1990. Dr. Jacob founded and served as Editor in Chief of Endoscopy Review and has authored numerous publications in the field of gastroenterology.

Dr. Michael Berelowitz was appointed a director in June 2010 and Chairman of our Scientific Advisory Board in June 2011. From 2009 to 2010, Dr. Berelowitz served as Senior Vice President and Head of Clinical Development and Medical Affairs in the Specialty Care Business Unit at Pfizer, Inc. From 1996 to 2009, he served in various other roles at Pfizer, Inc., beginning as a Medical Director in the Diabetes Clinical Research team and then assuming positions of increasing responsibility until being appointed to his present role. Prior to that, Dr. Berelowitz spent a number of years in academia. Among his public activities, Dr. Berelowitz has served on the board of directors of the American Diabetes Association, the Clinical Initiatives Committee of the Endocrine Society, and has chaired the Task Force on Research of the New York State Council on Diabetes. He has also served on several editorial boards, including the Journal of Clinical Endocrinology and Metabolism and Endocrinology, Reviews in Endocrine and Metabolic Disorders and Clinical Diabetes. Dr. Berelowitz has authored and co-authored more than 100 peer-reviewed journal articles and book chapters in the areas of pituitary growth hormone regulation, diabetes and metabolic disorders. Dr. Berelowitz holds adjunct appointments as Professor of Medicine in the Divisions of Endocrinology and Metabolism at SUNY – StonyBrook and Mt. Sinai School of Medicine in New York.

Ms. Yifat Zommer was appointed Chief Financial Officer, Treasurer and Secretary in April 2009. From April 2007 to October 2008, Ms. Zommer served as Chief Financial Officer of Witech Communications Ltd., a subsidiary of IIS Intelligence Information Systems Ltd, a company operating in the field of video transmission using wireless communications. From April 2006 to April 2007, Ms. Zommer acted as Chief Financial Officer for CTWARE Ltd, a telecommunication company. Prior to that she was an audit manager in PricewaterhouseCoopers (PwC), where she served for five years. Ms. Zommer holds a Bachelor of Accounting and Economics degree from the Hebrew University and Business Administration (MBA) from Tel-Aviv University. Ms. Zommer is a certified public accountant in Israel.

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

We have determined that each of the directors is qualified to serve as a director of the Company based on a review of the experience, qualifications, attributes and skills of each director.  In reaching this determination, we have considered a variety of criteria, including, among other things: character and integrity; ability to review critically, evaluate, question and discuss information provided, to exercise effective business judgment and to interact effectively with the other directors; and willingness and ability to commit the time necessary to perform the duties of a director.  Each director’s ability to perform his or her duties effectively is evidenced by such director’s experience or achievements in the following areas: management or board experience in the healthcare, biopharmaceutical and biotechnology industries or companies in other fields; educational background and professional training; and experience as a director of the Company.

Board Meeting Attendance

During the year ended August 31, 2011, our board held five meetings and took actions by written consent on 13 occasions.  No incumbent director of the meeting attended fewer than 75% of the aggregate of: (i) the total number of meetings of the board (during the period for which such director served as a director); and (ii) the total number of meetings held by all committees of the board on which such director served (during the period for which such director served on such committees). Board members are encouraged to attend our annual meetings of stockholders. In the annual meeting of stockholders held on February 24, 2011 three Board members were present.

Committees

As of August 31, 2011, the Board has not established any committees. The Board intends to establish an audit and compensation committee during the year ending August 31, 2012. The Board has not established a nominating or audit committee because it believes that the Board, of which three of its five members are independent directors, with broad business experience, has the sufficient knowledge to fulfill that function.

The Company has not identified a financial expert. The management of the Company believes that the three independent directors, which have broad business experience, have the sufficient skills for that purpose.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to us during fiscal year 2011, we believe that during fiscal year 2011, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Code of Ethics

We have adopted a Code of Ethics for our officers, directors and employees. A copy of the Code of Ethics is located at our website at www.oramed.com.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned during the years ended August 31 2010 and 2011 by our President and Chief Executive Officer, our Chief Medical and Technology Officer, our Chief Financial Officer and former Chief Financial Officer (the “Named Executive Officers”):

Name and Principal Position	Year (1)	Salary ($) (8)	Option Awards ($) (2)	All Other Compensation ($) (3) (8)	Total ($)
Nadav Kidron President and CEO and director (4)	2011	171,167	163,304	28,213	362,683
	2010	159,919	236,344	10,783	407,046

Miriam Kidron Chief Medical and Technology Officer and director (5)(6)	2011	172,172	163,304	13,581	349,057
	2010	160,092	236,344	7,727	404,163

Yifat Zommer CFO, Treasurer and Secretary (7)	2011	85,700	46,162	32,034	163,896
	2010	76,896	81,803	26,979	185,678
_______________

1	The information is provided for each fiscal year, which begins on September 1 and ends on August 31.
2
The amounts reflect the compensation expense in accordance with FASB ASC 718  (FAS 123(R)) of these option awards. The assumptions used to determine the fair value of the option awards for fiscal years ended August 31, 2011 and 2010 are set forth in the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K. Our Named Executive Officers will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.

3	See "All Other Compensation Table" below.
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

6	See “Certain Relationships and Related Transactions, and Director Independence” for a description of management fees received by Dr. Kidron from Hadasit.
7	Ms. Zommer was appointed as our CFO and Secretary on April 19, 2009.
8	Amounts paid for Salary and All Other Compensation were originally denominated in NIS and were translated into US Dollars using historical exchange rates.

All Other Compensation Table

The “All Other Compensation” amounts set forth in the Summary Compensation Table above consist of the following:

Name	Year	Automobile- Related Expenses ($)	Manager’s Insurance* ($)	Education Fund* ($)	Total ($)
Nadav Kidron	2011	21,044	--	--	28,213
Miriam Kidron	2011	13,581	--	--	13,581
Yifat Zommer	2011	21,017	7,169	3,849	32,034

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options and stock awards held by the Named Executive Officers as of August 31, 2011.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Nadav Kidron	850,000	(1)	-		0.45	08/01/12
	720,000	(2)			0.54	05/06/18
	864,000	(5)	432,000	(5)	0.49	04/20/20
Miriam Kidron	3,361,360	(3)	-		0.001	08/13/12
	850,000	(1)	-		0.45	08/01/12
	720,000	(2)			0.54	05/06/18
	864,000	(5)	432,000	(5)	0.49	04/20/20
Yifat Zommer	-		266,667	(4)	0.47	10/19/19
_____________

(1)
On August 2, 2007, 850,000 options were granted to each of Nadav Kidron and Miriam Kidron under the 2006 Stock Option Plan at an exercise price of $0.45 per share; the options vested immediately and have an expiration date of August 2, 2012.

(2)
On May 7, 2008, 864,000 options were granted to each of Nadav Kidron and Miriam Kidron under the 2008 Stock Option Plan at an exercise price of $0.54 per share; 144,000 of such options vested immediately on the date of grant and the remainder will vest in twenty equal monthly installments, commencing on June 7, 2008. The options have an expiration date of May 7, 2018.

(3)
On August 14, 2007, 3,361,630 stock options were granted to Miriam Kidron, at an exercise price of $0.001 per share; the options vested immediately and have an expiration date of August 14, 2012. These options were not issued pursuant to any outstanding award plans.

(4)
On June 3, 2009, 400,000 options were granted to Yifat Zommer under the 2008 Stock Option Plan at an exercise price of $0.47 per share. The options vest in three equal annual installments, commencing on October 19, 2010, and expire on October 19, 2019.

(5)
On April 21, 2010, 864,000 options were granted to each of Nadav Kidron and Miriam Kidron under the 2008 Stock Option Plan at an exercise price of $0.49 per share; 108,000 of such options vested immediately on the date of grant and the remainder will vest in twenty one equal monthly installments, commencing on May 31, 2010. The options have an expiration date of April 20, 2020.

Stock Option Plans

2006 Stock Option Plan

On October 15, 2006, our board of directors adopted the 2006 Stock Option Plan (the “2006 Plan”) in order to attract and retain quality personnel. Under the 2006 Plan, 3,000,000 shares have been reserved for the grant of options by the board. In addition, under the terms of the 2006 Plan, options that have expired or been terminated for any reason prior to being exercised may be reissued.  As of August 31, 2011, options with respect to 1,700,000 shares were outstanding under the 2006 Plan, which amount reflects the aggregate grant of options with respect to 3,350,000 shares, of which 1,650,000 have expired through August 31, 2011.

2008 Stock Incentive Plan

On May 5, 2008, our board of directors adopted the 2008 Stock Incentive Plan (the “2008 Plan”) in order to attract and retain quality personnel. The 2008 Plan provides for the grant of stock options, restricted stock, restricted stock units and stock appreciation rights, collectively referred to as “awards.” Stock options granted under the Plan may be either incentive stock options under the provisions of Section 422 of the Internal Revenue Code, or non-qualified stock options. Incentive stock options may be granted only to our employees or to our parent or subsidiary. Awards other than incentive stock options may be granted to employees, directors and consultants. Under the 2008 Plan, 8,000,000 shares have been reserved for the grant of options, which may be issued at the discretion of our board of directors from time to time. As of August 31, 2011, options with respect to 7,032,200 shares have been granted under the 2008 Plan, 978,000 of which have been forfeited.

Other

On August 14, 2007 we granted Dr. Miriam Kidron options to purchase up to 3,361,360 shares at an exercise price of $0.001; the options vested immediately and have an expiration date of August 14, 2012. These options are not governed by any of the plans detailed above.

Stock Options Grants

We did not make any stock options grants to executive officers or to directors during the year ended August 31, 2011.

Employment and Consulting Agreements

Effective August 1, 2007, we entered into employment agreements with KNRY Ltd. (“KRNY”), pursuant to which Nadav Kidron and Dr. Miriam Kidron provided employment services to our company. Based on the agreements, Nadav Kidron served as the President and Chief Executive officer and Miriam Kidron served as our Chief Medical and Technology Officer. As remuneration for such services, KNRY was paid $20,000 per month, commencing on August 1, 2007.

On July 1, 2008, Oramed Ltd., our Israeli subsidiary, entered into a consulting agreement with KNRY, whereby Nadav Kidron, through KNRY, provides services as President and Chief Executive Officer of both the Company and Oramed Ltd. (the “Nadav Kidron Consulting Agreement”). Additionally, on July 1, 2008, Oramed Ltd. entered into a consulting agreement with KNRY whereby Dr. Miriam Kidron, through KNRY, provides services as Chief Medical and Technology Officer of both the Company and Oramed Ltd. (the “Miriam Kidron Consulting Agreement” and together with the Nadav Kidron Consulting Agreement, the “Consulting Agreements”). The Consulting Agreements replace the employment agreements entered into between the Company and KNRY, dated as of August 1, 2007, referenced above.

The Consulting Agreements are both terminable by either party upon 60 days prior written notice. The Consulting Agreements provide that KNRY (i) will be paid, under each of the Consulting Agreements, in New Israeli Shekels (NIS) a gross amount of NIS 50,400 per month and (ii) will be reimbursed for reasonable expenses incurred in connection with performance of the Consulting Agreements.

Pursuant to the Consulting Agreements, KNRY, Nadav Kidron and Miriam Kidron each agree that during the term of the Consulting Agreements and for a 12 month period thereafter, none of them will compete with Oramed Ltd. nor solicit employees of Oramed Ltd.

On November 2, 2008, we entered into indemnification agreements with our directors and executive officers pursuant to which we agreed to indemnify each director and executive officer for any liability he or she may incur by reason of the fact that he or she serves as our director or executive officer, to the maximum extent permitted by Nevada law.

On March 11, 2011, we entered into new indemnification agreements with our directors and executive officers pursuant to which we agreed to indemnify each director and executive officer for any liability he or she may incur by reason of the fact that he or she serves as our director or executive officer, to the maximum extent permitted by Delaware law.

We, through our Israeli subsidiary, Oramed Ltd., have entered into an employment agreement with Yifat Zommer as of April 19, 2009, pursuant to which Ms. Zommer was appointed as Chief Financial Officer, Treasurer and Secretary of Oramed. On August 31, 2009, the agreement was amended, pursuant to which Ms. Zommer's gross monthly salary will be NIS 22,000 ($5,764). In accordance with the employment agreement, as amended, as of October 19, 2009, Ms. Zommer’s gross monthly salary was increased to NIS 24,200 ($6,340).

 On April 19, 2009, Oramed and Ms. Zommer also entered into an indemnification agreement, pursuant to which Oramed agrees to indemnify Ms. Zommer for any liability she may incur by reason of the fact that she serves as Oramed’s CFO, to the maximum extent permitted by law.

On January 2, 2011, we entered into a consulting agreement with a third party (the "Advisor") for a period of 24 months, pursuant to which the Advisor will provide financial services, advice and assistance in connection with fund raisings in the public or private equity markets. In consideration for the services provided the Advisor will be entitled to a monthly fee of $3,500 payable in cash in respect of the first 18 months of the term of such agreement and, subject to the closing of our first round of financing conducted by the Advisor, a certain finders' fee on financing transactions conducted by the Advisor and a warrant to purchase up to 2,000,000 shares of our common stock. The warrant will have a term of five years and an exercise price of $0.50 per share. The warrant will vest and be exercisable only upon achieving certain milestones with respect to our market capitalization and trading volume, prior to the second anniversary of the date of issuance, as determined in the agreement. The warrants were granted on March 16, 2011; however, a final measurement date used for measuring the cost will not be determined until the milestones are met. In May 2011, we terminated this agreement, and the warrant did not vest.

On February 15, 2011, our Israeli subsidiary, Oramed Ltd., entered into a consulting agreement with a third party (the “Consultant”) for a period of five years, pursuant to which the Consultant will provide consultation on scientific and clinical matters. The Consultant is entitled to a fixed monthly fee of $8,000, royalties of 8% of the net royalties actually received by Oramed Ltd. in respect of the patent that was sold to Entera on February 22, 2011, and an option to purchase up to 250,000 shares of our common stock at an exercise price of $0.50 per share.

On May 13, 2011, we entered into a consulting agreement with a third party for a period of 12 months, pursuant to which the third party will provide investor relations services and will be entitled to a monthly cash fee of $4,000, which may be increased up to $10,000 upon the completion of a $5,000,000 capital raise by us. In addition, the consultant is entitled to a warrant to purchase up to 32,000 shares of our common stock. The warrant will have a term of five years and an exercise price of $0.50 per share and will vest in 12 installments during the period from October 2011 to May 2016.

Director Compensation

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with their attendance at meetings of our board of directors. Effective June 1, 2010, each independent director is entitled to receive as remuneration for his or her service as a member of the board a sum equal to $10,000 per annum, to be paid quarterly and shortly after the close of each quarter. Prior to June 1, 2010, the fee paid to independent directors was $8,000 per annum.  The board of directors may award special remuneration to any director undertaking any special services on behalf of us other than services ordinarily required of a director.

On June 22, 2011, we appointed one of our directors, Michael Berelowitz, to serve as the Chairman of our Scientific Advisory Board. In this role, Dr. Berelowitz will be actively involved in our scientific decisions, clinical strategy, and partnership negotiations. Dr. Berelwoitz will be paid a fee of $300 per hour, up to $1,500 per day, as compensation for serving in this position.

Other than indicated in this Annual Report on Form 10-K, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

The following table sets forth director compensation for the year ended August 31, 2011.

Name of Director	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	All Other Compensation	Total ($)
Nadav Kidron (2)	-	163,304	-	163,304
Miriam Kidron (2)	-	163,304	-	163,304
Leonard Sank	10,000	38,554	-	48,554
Harold Jacob	10,000	38,554	-	48,554
Michael Berelowitz (3)	10,000	75,710	-	85,710
_______________

1
The amounts reflect the compensation expense in accordance with FASB ASC 718 (FAS 123(R)) of these option awards. The assumptions used to determine the fair value of the option awards are set forth in Note 8 of our audited consolidated financial statements included in this Annual Report on Form 10-K. Our directors will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.

2	Please refer to the summary compensation table for executive compensation with respect to the named individual.
3	Appointed as Chairman of our Scientific Advisory Board in June 2011.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

2006 Stock Option Plan

On October 15, 2006, our board of directors adopted the 2006 Stock Option Plan (the “2006 Plan”) in order to attract and retain quality personnel. Under the 2006 Plan, 3,000,000 shares have been reserved for the grant of options by the board. In addition, under the terms of the 2006 Plan, options that have expired or been terminated for any reason prior to being exercised may be reissued.  As of August 31, 2011, options with respect to 1,700,000 shares were outstanding under the 2006 Plan, which amount reflects the aggregate grant of options with respect to 3,350,000 shares, of which 1,650,000 have expired through August 31, 2011.

2008 Stock Incentive Plan

On May 5, 2008, our board of directors adopted the 2008 Stock Incentive Plan (the “2008 Plan”) in order to attract and retain quality personnel. The 2008 Plan provides for the grant of stock options, restricted stock, restricted stock units and stock appreciation rights, collectively referred to as “awards.” Stock options granted under the Plan may be either incentive stock options under the provisions of Section 422 of the Internal Revenue Code, or non-qualified stock options. Incentive stock options may be granted only to our employees or to our parent or subsidiary. Awards other than incentive stock options may be granted to employees, directors and consultants. Under the 2008 Plan, 8,000,000 shares have been reserved for the grant of options, which may be issued at the discretion of our board of directors from time to time. As of August 31, 2011, options with respect to 7,032,200 shares have been granted under the 2008 Plan, 978,000 of which have been forfeited.

Other

On August 14, 2007 we granted Dr. Miriam Kidron options to purchase up to 3,361,360 shares at an exercise price of $0.001; the options vested immediately and have an expiration date of August 14, 2012. These options are not governed by any of the plans detailed above.

The following table sets forth information with respect to our equity compensation plans as of August 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weight-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	10,997,560	$0.25	3,395,800
Total	10,997,560	$0.25	3,395,800

The following table sets forth certain information regarding beneficial ownership of our common stock as of August 31, 2011 by (i) by each person who is known by us to own beneficially more than 5% of the Common Stock, (ii) by each of the Named Executive Officers and (iii) by all of our directors and executive officers as a group. On such date, we had 70,104,583 shares of Common Stock outstanding.

As used in the table and elsewhere in this Annual Report on Form 10-K, the term “beneficial ownership” with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, and includes any right to acquire such power(s) during the 60 days following August 31, 2011. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Name and Address of Beneficial Owner	Number of Shares		Percentage of Shares Beneficially Owned
Nadav Kidron †‡ 10 Itamar Ben Avi St. Jerusalem, Israel	10,371,735	(1)	14.79%

Zeev Bronfeld 6 Uri St. Tel-Aviv, Israel	6,158,517	(2)	8.78%

Miriam Kidron †‡ 2 Elza St. Jerusalem, Israel	*	(3)	*

Hadasit Medical Research Services & Development Ltd. P.O. Box 12000 Jerusalem, Israel	4,141,532		5.91%

Leonard Sank † 3 Blair Rd Camps Bay Cape Town, South Africa	166,667	(4)	*

Harold Jacob † Haadmur Mebuyon 26 Jerusalem, Israel	10,000	(5)	*

Michael Berelowitz † 415 East 37th Street New York, NY, USA	*		*

Yifat Zommer ‡ P.O. Box 39098, Jerusalem, Israel	*	(6)	*

Attara Fund, Ltd 767 Fifth Ave. New York, NY, USA	6,250,000	(7)	8.92%

All current executive officers and directors, as a group (six persons)	13,676,885	(8)	19.51%
_______________

*	Less than 1%

†	Indicates Director
‡	Indicates Officer
(1)	Includes 2,290,000 shares of common stock issuable upon the exercise of outstanding stock options.
(2)
Includes 781,250 shares of common stock and five-year warrants to purchase 273,438 shares of common stock at an exercise price of $0.50 per share, held by D.N.A Mr. Bronfeld is a director of D.N.A and party to a voting agreement with Mr. Meni Mor relating to their respective shares of D.N.A, representing, in the aggregate, approximately 46.8% of D.N.A's outstanding share capital.  As a result, Mr. Bronfeld may be deemed a beneficial owner of, and to share the power to vote and dispose of our securities held by D.N.A.  Mr. Bronfeld has disclaimed beneficial ownership of any of our securities held by D.N.A. The foregoing is based on a Form 4 filed by Mr. Bronfeld on October 5, 2011.

(3)	Includes 5,651,360 shares of common stock issuable upon the exercise of outstanding stock options.
(4)
Consists of 2,357,650 shares of common stock held by Mr. Sank, 937,500 shares of common stock and a warrant to purchase 328,125 shares of common stock held by Mr. Sank's wife and 1,666,667 shares of common stock held by a company wholly owned by a trust of which Mr. Sank is one of eight trustees.  Mr. Sank disclaims beneficial ownership of the securities held by his wife and such company.

(5)	Includes 200,000 shares of common stock issuable upon the exercise of outstanding stock options.
(6)	Includes 266,666 shares of common stock issuable upon the exercise of outstanding stock options.
(7)	Includes of 766,208 shares of common stock issuable upon the exercise of warrants beneficially owned by the referenced person.
(8)	Includes 9,180,151 shares of common stock issuable upon the exercise of warrants beneficially owned by the referenced person and the exercise of outstanding stock options.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as otherwise indicated below, during fiscal year 2011 we were not a party to any transaction, and we are not currently a party to any proposed transaction, or series of transactions, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons had, or will have , a direct or indirect material interest.

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

On March 8, 2006, and July 8, 2009, we entered into two agreements with Hadasit to provide consulting and clinical trial services for total consideration of $400,000. The clinical trials conducted by Hadasit are managed by Dr. Miriam Kidron, our Chief Medical and Technology Officer and Director, through a research fund account at Hadasit in Dr. Kidron's name. The fees paid by us to Hadasit are deposited into such Hadasit research account. Pursuant to the general policy of Hadasit with respect to its research funds, Dr. Kidron is entitled to receive a management fee in the amount of 10% of all the funds deposited into this research fund account, including the funds paid by us under the aforementioned agreements. Since March 2006, only the funds paid by us have been deposited in this account, of which, $10,214 has been paid to Dr. Kidron.

On June 1, 2010, our subsidiary, Oramed Ltd, entered into a joint venture agreement with D.N.A for the establishment of Entera.  On February 22, 2011, we entered into agreements with D.N.A for the sale of 47% of Entera and a patent application, which closed on March 31, 2011. We currently own 3% of the outstanding shares of Entera. Mr. Zeev Bronfeld, who is one of D.N.A's directors and controlling shareholders, holds approximately 9% of our outstanding common stock (see "Securities Ownership of Certain Beneficial Owners and Management"). Mr. Nadav Kidron, our President, Chief Executive Officer and Director, is also a director of Entera.  See "Item 1 – Business – Description of Business – Out-Licensed Technology" for further information.

See “Employment and Consulting Agreements” above for information as to the agreements with our directors, employees and consultants.

The board of directors has determined that Leonard Sank, Harold Jacob and Michael Berelowitz are independent as defined under the rules promulgated by the NASDAQ Stock Market.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Kesselman & Kesselman, certified public accountants in Israel, and member of PricewaterhouseCoopers International Limited, for services rendered to us during the fiscal years ended August 31, 2011 and 2010:

Summary:	2011	2010
Audit fees(1)	$100,390	$65,880
Tax fees(2)	$--	--
___________

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

We do not have an Audit Committee. As such, our three independent directors act as our audit committee. No formal pre-approval process has been adopted. The Board intends to establish an audit and compensation committee during the year ending August 31, 2012. The Board has not established a nominating or audit committee because it believes that the Board, of which three of its five members are independent directors, is qualified to fulfill that function.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)     Financial Statements

The following financial statements are filed as part of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Shareholders of
Oramed Pharmaceuticals Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Oramed Pharmaceuticals Inc. (A Development Stage Company) and its subsidiary (the “Company”) as of August 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended and cumulatively, for the period from September 1, 2007 to August 31, 2011 (not separately presented herein) . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the cumulative totals of the Company for the period from April 12, 2002 (date of incorporation) to August 31, 2007, which totals reflect a deficit of $4,478,933 accumulated during the development stage. Those cumulative totals were audited by other independent auditors, whose report, dated December 10, 2007, expressed an unqualified opinion on the cumulative amounts but included an emphasis of a matter. Our opinion, insofar as it relates to amounts included for that period is based on the report of the other independent auditors.

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

In our opinion, based upon our audits and the report of the other independent auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of August 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended and cumulatively, for the period from September 1, 2007 to August 31, 2011 (not separately presented herein), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1a to the financial statements, the Company has suffered recurring losses for the period from inception (April 12, 2002) through August 31, 2011 and presently the Company does not have sufficient cash and other resources to meet its requirements in the following twelve months. These factors raise substantial doubts as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1a. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty

/s/ Kesselman & Kesselman

Tel Aviv, Israel
November 28, 2011

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

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

December 10, 2007

ORAMED PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
U.S. dollars

	August 31
	2011	2010
Assets
CURRENT ASSETS:
Cash and cash equivalents	$1,513,365	$1,199,638
Short term deposits (note 2)	1,801,400	100,000
Marketable securities (note 3)	384,565	-
Restricted cash (note 1n)	16,000	16,008
Accounts receivable - other (note 4)	542,891	59,175
Prepaid expenses	1,670	1,859
Related parties (note 15)	-	7,689
Grants receivable from the chief scientist	24,191	12,438
T o t a l current assets	4,284,082	1,396,807

LONG TERM DEPOSITS AND INVESTMENT (note 8b)	10,186	10,582
AMOUNTS FUNDED IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT (note 7)	14,293	-
PROPERTY AND EQUIPMENT, NET (note 6)	17,376	43,499
T o t a l assets	$4,325,937	$1,450,888

Liabilities and stockholders' equity
CURRENT LIABILITIES:
Accounts payable and accrued expenses (note 11)	$375,538	$411,330
Related parties (note 15)	18,502	-
Account payable with former shareholder	47,252	47,252
T o t a l current liabilities	441,292	458,582

LONG TERM LIABILITIES:
Employee rights upon retirement (note 7)	22,675	-
Provision for uncertain tax position (note 14f)	138,054	162,034
	160,729	162,034
COMMITMENTS (note 8)

STOCKHOLDERS’ EQUITY:
Common stock, $ 0.001 par value (200,000,000 authorized shares; 70,104,583 and 57,565,321 shares issued and outstanding as of August 31, 2011 and 2010, respectively)	70,104	57,565
Additional paid-in capital	18,201,111	13,758,761
Deficit accumulated during the development stage	(14,547,299)	(12,986,054)
T o t a l stockholders' equity	3,723,916	830,272
T o t a l liabilities and stockholders’ equity	$4,325,937	$1,450,888

The accompanying notes are an integral part of the financial statements.

ORAMED PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars

			Period
			from April
			12, 2002
			(inception)
	Year ended		through
	August 31		August 31,
	2011	2010	2011

RESEARCH AND DEVELOPMENT EXPENSES, NET (note 12)	$1,159,309	$1,463,886	$7,851,849
IMPAIRMENT OF INVESTMENT	-	-	434,876
GENERAL AND ADMINISTRATIVE EXPENSES (note 13)	1,275,960	1,508,667	6,958,383
OPERATING LOSS	2,435,269	2,972,553	15,245,108
FINANCIAL INCOME	(33,232)	(24,692)	(194,032)
GAIN ON SALE OF INVESTMENT	(1,033,004)		(1,033,004)
IMPAIRMENT OF AVAILABLE- FOR-SALE SECURITIES	197,412		197,412
FINANCIAL EXPENSE	18,780	14,544	181,257
LOSS BEFORE TAXES ON INCOME	1,585,225	2,962,405	14,396,741
TAXES ON INCOME (note 14)	(23,980)	14,971	150,558
NET LOSS FOR THE PERIOD	$1,561,245	$2,977,376	$14,547,299
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.05)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES USED IN COMPUTING BASIC AND
DILUTED LOSS PER COMMON STOCK	64,999,026	57,389,991

The accompanying notes are an integral part of the financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. dollars

				Deficit
				accumulated
			Additional	during the	Total
	Common Stock		paid-in	development	stockholders'
	Shares	$	capital	stage	equity
BALANCE AS OF APRIL 12, 2002 (inception)	34,828,200	$34,828	$18,872		$53,700
CHANGES DURING THE PERIOD FROM APRIL 12, 2002 THROUGH AUGUST 31, 2009 :
SHARES CANCELLED	(19,800,000)	(19,800)	19,800		-
SHARES ISSUED FOR INVESTMENT IN ISTI-NJ	1,144,410	1,144	433,732		434,876
SHARES ISSUED FOR OFFERING COSTS	1,752,941	1,753	(1,753)		-
SHARES AND WARRANTS ISSUED FOR CASH– NET OF ISSUANCE EXPENSES	37,359,230	37,359	7,870,422		7,907,781
SHARES ISSUED FOR SERVICES	621,929	622	367,166		571,487
CONTRIBUTIONS TO PAID IN CAPITAL			18,991		18,991
RECEIPTS ON ACCOUNT OF SHARES AND WARRANTS			6,061		6,061
SHARES ISSUED FOR CONVERSION OF CONVERTIBLE NOTE	550,000	550	274,450		275,000
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS			2,864,039		2,864,039
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS			498,938		498,938
DISCOUNT ON CONVERTIBLE NOTE RELATED TO BENEFICIAL CONVERSION FEATURE			108,000		108,000
OTHER COMPREHENSIVE LOSS				(16)	(16)
IMPUTED INTEREST			15,997		15,997
NET LOSS				(10,008,662)	(10,008,662)
BALANCE AS OF AUGUST 31, 2009	56,456,710	56,456	12,698,414	(10,008,678)	2,746,192
SHARES ISSUED FOR SERVICES RENDERED	1,108,611	1,109	248,741		249,850
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS			690,882		690,882
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS			116,944		116,944
IMPUTED INTEREST			3,780		3,780
NET LOSS				(2, 977, 376)	(2,977,376)
BALANCE AS OF AUGUST 31, 2010	57,565,321	57,565	13,758,761	(12,986,054)	830,272
SHARES ISSUED FOR SERVICES RENDERED	730,636	731	226,838		227,569
SHARES AND WARRANTS ISSUED FOR CASH*	11,808,626	11,808	3,682,404		3,694,212
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS			502,593		502,593
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS			26,733		26,733
IMPUTED INTEREST			3,782		3,782
NET LOSS				(1,561,245)	(1,561,245)
BALANCE AS OF August 31, 2011	70,104,583	$70,104	$18,201,111	$(14,547,299)	$3,723,916

* Including 196,750 issued as finders' fee. See also note 10m

The accompanying notes are an integral part of the financial statements.

ORAMED PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from April 12, 2002 (inception date) through
	Year ended August 31		August 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,561,245)	$(2,977,376)	$(14,547,299)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,303	31,862	106,107
Amortization of debt discount	-		108,000
Exchange differences on long term deposits	(2,002)	335	(2,668)
Stock based compensation	529,326	807,826	4,700,129
Common stock issued for services	227,569	249,850	1,048,096
Gain on sale of investment	(1,033,004)	-	(1,033,004)
Impairment of investments	-	-	434,876
Impairment of available for sales	197,412		197,412
Imputed interest	3,782	3,780	23,559
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(37,591)	360,302	(118,752)
Restricted cash	8	(8)	(16,000)
Accounts payable and accrued expenses	(17,290)	89,986	394,040
Liability for employee rights upon retirement	22,675		22,675
Provision for uncertain tax position	(23,980)	14,971	150,558
Total net cash used in operating activities	(1,666,037)	(1,418,472)	(8,543,965)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,180)	-	(123,483)
Purchase of short term investments and deposits	(1,700,382)	-	(5,428,382)
Proceeds from sale of short term investments	-	900,000	3,628,000
Funds in respect of employee rights upon retirement	(14,293)	-	(14,293)
Lease deposits, net	2,407	1,244	(7,509)
Total net cash provided by (used in) investing activities	(1,714,448)	901,244	(1,945,667)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stocks and warrants - net of issuance expenses	3,694,212	-	11,655,693
Receipts on account of shares issuances	-	-	6,061
Proceeds from convertible notes	-	-	275,000
Proceeds from short term note payable	-	-	120,000
Payments of short term note payable	-	-	(120,000)
Shareholder advances	-	-	66,243
Net cash provided by financing activities	3,694,212	-	12,002,997

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(313,727)	(517,228)	1,513,365
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,199,638	1,716,866	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,513,365	$1,199,638	$1,513,365

Non cash investing and financing activities:
Discount on convertible note related to beneficial conversion feature			$108,000
Shares and warrants issued for offering costs	$76,026		$77,779
Contribution to paid in capital			$18,991

As disclosed in note 5, in the year ended August 31, 2011, we sold 47% of Entera's outstanding share capital for non-cash proceeds of net $1,031,977.

The accompanying notes are an integral part of the financial statements.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES:

a.	General:

Oramed Pharmaceuticals Inc. (the “Company”) was incorporated on April 12, 2002, under the laws of the State of Nevada. From incorporation until March 3, 2006, the Company was an exploration stage company engaged in the acquisition and exploration of mineral properties. On February 17, 2006, the Company entered into an agreement with Hadasit Medical Services and Development Ltd (“Hadasit”) (the “First Agreement”) to acquire the provisional patent related to orally ingestible insulin pill to be used for the treatment of individuals with diabetes, see also note 8a.

On March 11, 2011, the Company was reincorporated from the State of Nevada to the State of Delaware.

The Company has been in the development stage since its formation and has not yet generated any revenues from its operations.

On May 14, 2007, the Company incorporated a wholly-owned subsidiary in Israel, Oramed Ltd., which is engaged in research and development. Unless the context indicates otherwise, the term “Group” refers to Oramed Pharmaceuticals Inc. and its Israeli subsidiary, Oramed Ltd. (the “Subsidiary”), (together with the Company, "the Group").

The Group is engaged in research and development in the biotechnology field and is considered a development stage company in accordance with the ASC Topic 915 "Development Stage Entities".

The Company has suffered recurring losses for the period from inception (April 12, 2002) through August 31, 2011 amounting to $ 14,547,299, as well as negative cash flow from operating activities. Presently, the Company does not have sufficient cash and other resources to meet its requirements in the twelve months following August 31, 2011. These factors raise substantial doubts as to the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. Management is in the process of evaluating various financing alternatives through fund raising in the public or private equity markets, as the Company will need to finance future research and development activities and general and administrative expenses. Although there is no assurance that the Company will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors, existing shareholders, as well as on going funding from the Office of the Chief Scientist  ("OCS"), (see note 8r).

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

c.	Use of estimates in the preparation of financial statements

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statements date and the reported expenses during the reporting periods. Actual results could differ from those estimates.

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to stock based compensation collectability of receivables , valuation and impairment of marketable securities and valuation of tax exposure.

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

On June 1, 2010, the subsidiary of the Company entered into an agreement with D.N.A Biomedical Solutions Ltd (formerly, Laser Detect Systems Ltd) ("D.N.A"), an Israeli company, for the establishment of a new company, Entera Bio Ltd. ("Entera"), ("the JV Agreement"). As the Group did not obtain control in Entera, these consolidated financial statements do not include Entera's financial statement (see note 5).

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

Regarding the Subsidiary, the recognition is prohibited for deferred tax liabilities or assets that arise from differences between the financial reporting and tax bases of assets and liabilities that are measured from the local currency into dollars using historical exchange rates, and that result from changes in exchange rates or indexing for tax purposes. Consequently, the abovementioned differences were not reflected in the computation of deferred tax assets and liabilities.

Taxes that would apply in the event of disposal of investments in subsidiaries have not been taken into account in computing deferred taxes, as it is the Company’s intention to hold these investments, not to realize them.

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

Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. The Company out sources a substantial portion of its clinical trial activities, utilizing external entities such as contract research organizations, independent clinical investigators, and other third-party service providers to assist the Company with the execution of its clinical studies. For each clinical trial that the Company conducts, clinical trial costs are expensed immediately.

Grants received from the OCS are recognized when the grants become receivable, provided there is reasonable assurance that the Company will comply with the conditions attached to the grant and there is reasonable assurance the grant will be received. The grants are deducted from the related research and development expenses as the costs are incurred. See also note 8n.

i.	Cash equivalents

The Company considers all short term, highly liquid investments, which include short-term deposits with original maturities of three months or less from the date of purchase that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash, to be cash equivalents.

j.	Comprehensive loss

The Company has no other comprehensive loss components other than net loss for the fiscal years of 2010 and 2011 (see note 3).

k.	Loss per common share

Basic and diluted net loss per common share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding and shares relating to receipts on account of shares in equity during the period. Outstanding stock options,  warrants and convertible notes have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for all periods presented. The total number of common stock options and warrants excluded from the calculation of diluted net loss was 17,157,044 for the year ended August 31, 2011 (15,584,897 for the year ended August 31, 2010).

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

n.	Fair value measurement:

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

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

As of August 31, 2011 the assets or liabilities measured at fair value comprise of :

-	derivatives, which have a negligible fair value, measured based on observable prices (level 2).

-	Securities available for sales, whose measurement involves significant unobservable inputs (level 3).

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

Available-for-sale securities are reported at fair value with unrealized gains and losses, net of related tax, recorded as a separate component of other comprehensive income in equity until realized. Unrealized losses that are considered to be other-than-temporary are charged to statement of operations as an impairment charge and are included in the consolidated statement of operations under financial expenses. Realized gains and losses on sales of the securities are included in the consolidated statement of operations as financial income or expenses.

The fair value of the financial instrument approximate their carrying value.

o.	Concentration of credit risks

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, deposit and short term investments which are deposited in major financial institutions. In addition the company holds a promissory note backed by stockholders guarantee. The company is in the opinion the credit risk in respect of these balances is remote.

p.	Newly issued and recently adopted accounting pronouncements:

1.
In May 2011, the FASB issued  Accounting Standards Update No. 2011-04 that amends ASC 820 - "Fair Value Measurement" regarding fair value measurements and disclosure requirements. ASC 820 provides a framework for how companies should measure fair value when used in financial reporting, and sets out required disclosures. The amendments are intended to clarify how fair value should be measured, converge the U.S. guidance with IFRS, and expand the disclosures that are required. The amendments are effective during interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. The accounting update will be applicable to the Company beginning in the second third quarter of fiscal year 2012. The Company will update its fair value disclosures to comply with the updated disclosure requirements.

2.
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

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

3.
Accounting Standard Update No. 2009-17, Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("ASU 2009-17" or "the amendment"), an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities under (“VIEs”) under Topic 810. ASU 2009-17 requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. Under the new guidance, a VIE’s primary beneficiary is the entity that has both (a) the power to direct the activities that most significantly impact the VIE’s economic success; and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The amendment eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. It also requires companies to continually reassess whether they are the primary beneficiary of a VIE, whereas the previous rules only required reconsideration upon the occurrence of certain triggering events. Additionally, the amendment requires enhanced disclosures.  The Company adopted the provision of ASU 2009-17 on September 1, 2010. The adoption of the new guidance did not have material impact on the consolidated financial statements.

NOTE 2 - SHORT TERM INVESTEMNTS:

Amount represents bank deposits with an original maturity of more than three months but less than one year. The bank deposits are in US Dollars and bear interest of 0.7-0.86% and 0.4% per annum as of August 31, 2011 and 2010, respectively.

NOTE 3 - MARKETABLE SECURITIES:

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

Financial items carried at fair value as of August 31, 2011 are classified as level 3. The following table summarizes the activity for those financial assets:

	August 31
	2011	2010
Carrying value at the beginning of the period	$-	$-
Additions - see note 5	581,977
Impairment of available-for-sale securities - financial expenses	(197,412)
Carrying value at the end of the period	$384,565	$-

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 3 - MARKETABLE SECURITIES: (continued):

During the year ended August 31, 2011, the Company recorded, initially, the decline in the fair value of its available-for-sale marketable securities, in the amount of $197,412, to equity, as other comprehensive loss, then,  in the fourth quarter, as a result of a substantial and prolonged decrease in the market value of the security reclassified such unrealized loss to earnings,  to reflect the other than temporary impairment of these securities.

NOTE 4 - ACCOUNTS RECEIVABLE:

Composition of accounts receivable , grouped by major classifications, is as follows:

	August 31
	2011	2010

Receivables from D.N.A (see note 5)	$450,844	$-
Tax Authorities	32,406	14,042
Other receivables	59,641	45,133
	$542,891	$59,175

NOTE 5 - AGREEMENT WITH D.N.A BIOMEDICAL SOLUTIONS LTD

a.	In June 2010, the Subsidiary entered into an agreement with D.N.A Biomedical Solutions Ltd ("D.N.A"), for the establishment of a new company, Entera Bio Ltd. ("Entera"), ("the JV Agreement").

According to the JV Agreement, D.N.A invested $600,000, in two stages, in Entera, and Entera was owned in equal parts by the subsidiary and D.N.A. In consideration for 50% of Entera's shares, the Subsidiary entered into a Patent License Agreement with Entera, according to which, the Subsidiary out-licensed to Entera a technology for the development of oral delivery drugs for certain actions. Entera's Chief Executive Officer was granted options to purchase ordinary shares of Entera, reflecting 9.9% of Entera's share capital.

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

Mr. Zeev Bronfeld, who is one of D.N.A 's directors and controlling shareholders, is also an affiliated shareholder of the Company.

The Group has concluded Entera is a variable interest entity (a "VIE"), according to the terms of the JV Agreement. As further discussed in Note 1p (3), a new accounting standard which became effective  as applicable to the Company, on September 1,2010  related to accounting for and consolidation of VIEs. According to  this standard, the Group reviewed several factors to determine whether the Company is the primary beneficiary of Entera, including an assessment whether the Group  including its related parties and defacto agents has the power to direct the activities of Entera that most significantly impact Entera's economic performance and has the obligation to absorb losses of Entera that could potentially be significant to Entera; or the right to receive benefits from Entera that could potentially be significant to Entera. Based on those factors, the Group determined that it was not the primary beneficiary of Entera.  Until March 31, 2011, the Group recognized share of losses from this entity under the equity method, offset with a corresponding amount of income recognition on the out-license agreement, both in the amount of $ 282,876.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 5 - AGREEMENT WITH D.N.A BIOMEDICAL SOLUTIONS LTD (continued):

As of August 31, 2010, the Group held 50% of the issued and outstanding share capital of Entera (45% - on fully diluted basis). As the Group did not obtain control in Entera, these consolidated financial statements do not include Entera's financial statement.

As of August 31, 2010, The Group recognized deferred income at the amount of $200,000 (50% of $400,000) that was presented as a provision and deducted from investment account at the same amount. As of August 31, 2010, Entera's losses from operations were at the amount of $134,049.

The investment in Entera was composed at follows:

August 31
2010
Share in Entera's shareholders	$200,000
Currency translation adjustment	(176)
Less - equity losses	(67,025)
132,799
Less - deferred income	(132,799)
Net investment	-,-

b.
On February 22, 2011, the Subsidiary entered into a share purchase agreement with D.N.A for the sale of 47% of Entera's outstanding share capital on an undiluted basis. The closing of that transaction took place on March 31, 2011. As consideration for the Entera shares, the Subsidiary received a promissory note issued by D.N.A in the principal amount of $450,000, with an annual interest rate of 0.45%, to be paid within four months from closing, and 8,404,667 ordinary shares of D.N.A (the "D.N.A Shares"), having a fair value of $581,977 as of the closing date of the transaction. The D.N.A Shares are listed on the Tel Aviv Stock Exchange ("TASE") and their tradability is restricted for a period of 6 months from the closing date of the transaction according to TASE policy with regards to private placements. As a result, such fair value of the D.N.A. Shares at the closing date reflects a discount on the quoted price. The promissory note is secured by a personal guarantee of the D.N.A majority shareholders. On August 11, 2011, the Subsidiary and D.N.A entered into an Addendum to the Share Purchase agreement, according to which, the  said promissory note term will be extended until December 31, 2011. As to the payment of the promissory note after balance sheet date, see note 16b.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 5 - AGREEMENT WITH D.N.A BIOMEDICAL SOLUTIONS LTD (continued):

D.N.A.'s securities are classified as available-for-sale, during 2011 the Company recognized an impairment of $ 197,412

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

The Subsidiary recognized a gain on sale of investment of $1,033,004 from the transaction, as followed:

Fair value of D.N.A shares	$581,977
Receivables from D.N.A	450,000
Re-classification of currency translation adjustments	7,930
$1,040,413
Less – net cost of the investment realized	(6,902)
$1,033,004

As a result of the above transaction, the Company no longer has the ability to exert significant influence over Entera and the remaining 3% interest, in the amount of $1,027, is accounted for at a cost method investment.

NOTE 6 - PROPERTY AND EQUIPMENT, Net:

a.	Composition of property and equipment, grouped by major classifications, is as follows:

	August 31
	2011	2010
Cost:
Leasehold improvements	$76,029	$76,029
Office furniture and equipment	19,941	19,941
Computers and peripheral equipment	27,513	25,333
	123,483	121,303
Less - accumulated depreciation and amortization	106,107	77,804
	$17,376	$43,499

b.	Depreciation expenses totaled $28,303 and $31,862 in the years ended August 31, 2011 and 2010, respectively.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 7 - EMPLOYEES RIGHTS UPON RETIREMENT:

The Subsidiary is required to make a severance payment upon dismissal of an employee, or upon termination of employment in certain circumstances.  The severance pay liability to the employees (based upon length of service and the latest monthly salary - one month’s salary for each year employed) is recorded on the Company’s balance sheets under “Liability for employee rights upon retirement.”  The liability is recorded as if it were payable at each balance sheet date on an undiscounted basis.

The liability is funded in part from the purchase of insurance policies or by the establishment of pension funds with dedicated deposits in the funds.  The amounts used to fund these liabilities are included in the Company’s balance sheets under “Funds in respect of employee rights upon retirement.”  These policies are the Company’s assets.  However, under labor agreements and subject to certain limitations, any policy may be transferred to the ownership of the individual employee for whose benefit the funds were deposited.  In the years ended August 31, 2011 and 2010, the Company deposited $3,275 and $3,731, respectively, with insurance companies in connection with its severance payment obligations.

In accordance with the current employment agreements with certain employees, the Company makes regular deposits with certain insurance companies for accounts controlled by each applicable employee in order to secure the employee’s rights upon retirement.  The Company is fully relieved from any severance pay liability with respect to each such employee after it makes the payments on behalf of the employee.  The liability accrued in respect of these employees and the amounts funded, as of the respective agreement dates, are not reflected in the Company’s balance sheets, as the amounts funded are not under the control and management of the Company and the pension or severance pay risks have been irrevocably transferred to the applicable insurance companies (the “Contribution Plans”).

The amounts of severance pay expenses were $10,241 and $10,596 for the years ended August 31, 2011 and 2010, respectively, of which $6,966 and $6,336 in the years ended August 31, 2011 and 2010, respectively, were in respect of a Contribution Plan.

The Company expects to contribute approximately $13,181 in the year ending August 31, 2012 to insurance companies in connection with its severance liabilities for its operations for that year, $6,799 of which will be contributed to one or more Contribution Plans.

NOTE 8 - COMMITMENTS:

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

On January 7, 2009, the Company entered into a second agreement with Hadasit (the “Second Agreement”). In the Second Agreement, Hadasit confirms that it has conveyed, transferred and assigned all of its ownership rights in the patents acquired under the First Agreement to the Company, and certain other patents filed by the Company after the First Agreement as a result of the collaboration between the Company and Hadasit.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 8 - COMMITMENTS (continued):

On July 8, 2009 the Company entered into a third agreement with Hadasit, Prof. Itamar Raz and Dr. Miriam Kidron ("the Third Agreement"), to retain consulting and clinical trial services from Hadasit. According to the Third Agreement, Hadasit will be entitled to a total consideration of $400,000 to be paid by Oramed. $200,000 of this amount was agreed in the terms of the First Agreement, and the remaining of $200,000 will be paid in accordance with the actual progress of the study. The total amount that was paid through August 31, 2011 was $400,000. See also note 16a.

b.	The Subsidiary has entered into operating lease agreements for vehicles used by its employees for a period of 3 years.

The lease expenses for the years ended August 31, 2011 and 2010 were $37,144 and $37,583, respectively. The future lease payments under the lease agreement are $35,813, $26,842 and $11,419 for the years ending August 31, 2012, 2013 and 2014, respectively.

As security for its obligation under the lease agreements the Subsidiary deposited $7,473, which are classified as long term deposits.

c.
On September 19, 2007 the Subsidiary entered into a lease agreement for its office facilities in Israel. The lease agreement is for a period of 51 months, and will end on December 31, 2011. The monthly lease payment is NIS 2,396 and is linked to the increase in the Israeli consumer price index, (as of August 31, 2011 the monthly payment in the Company's functional currency is $673, the future annual lease payments under the agreement for the year ending August 31, 2012 are $2,694).

As security for its obligation under this lease agreement the Company provided a bank guarantee in an amount equal to three monthly lease payments.

d.	As to a Clinical Trial Manufacturing Agreement with Swiss Caps AG, see note 10a.

e.
On April 21, 2009, the subsidiary entered into a consulting service agreement with ADRES Advanced Regulatory Services Ltd. (“ADRES”) pursuant to which ADRES will provide consulting services relating to quality assurance and regulatory processes and procedures in order to assist the Subsidiary in submission of a U.S. IND according to FDA regulations. In consideration for the services provided under the agreement, ADRES will be entitled to a total cash compensation of $211,000, of which the amount $110,000 will be paid as a monthly fixed fee of $10,000 each month for 11 months commencing May 2009, and the remaining $51,000 will be paid based on achievement of certain milestones. $160,000 of the total amount was paid through August 31, 2011, $50,000 of that were paid for completing the three first milestones, the rest will be paid on January 2012, subject to the completion of the IND.

f.
On February 10, 2010, the Subsidiary entered into an agreement with Vetgenerics Research G. Ziv Ltd, a clinical research organization (CRO), to conduct a toxicology trial on its oral insulin capsules. The total cost estimated for the studies is €107,100 ($154,320) of which €80,993 ($117,004) was paid through August 31, 2011 and additional $11,990 are presented as accounts payables.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 8 - COMMITMENTS (continued):

g.
On July 5, 2010, the subsidiary of the Company entered into a Manufacturing Supply Agreement (MSA) with Sanofi-Aventis Deutschland GMBH ("sanofi-aventis"). According to the MSA, sanofi-aventis will supply the subsidiary with specified quantities of recombinant human insulin to be used for clinical trials in the USA.

h.
On January 2, 2011, the Company entered into a consulting agreement with a third party (the "Advisor”) for a period of 24 months, pursuant to which the Advisor will provide financial services, advice and assistance in connection with fund raisings in the public or private equity markets. In consideration for the services provided, the Advisor will be entitled to monthly fee of $3,500 payable in cash in respect of the first 18 months of the term of this agreement and subject to the closing of the Company's first round of financing conducted by the Advisor, a certain finders' fee on financing transactions conducted by the Advisor and a warrant to purchase up to 2,000,000 shares of the Company. The warrant will have a term of five years and an exercise price of $0.50 per Share. The warrant will vest and be exercisable only upon achieving certain milestones, with respect to the Company’s market capitalization and trading volume, and prior to the second anniversary of the date of issuance, as determined in the agreement. The warrants were granted on March 16, 2011 and. The agreement terminated on May 2011 and the warrants did not vest.

See also note 9c as to financing achieved by the Advisor in April 2011. In  May 2011 the Company terminated the agreement.

i.
On February 15, 2011, the Subsidiary entered into a consulting agreement with a third party (“the Consultant”) for a period of five years, pursuant to which the Consultant will provide consultation on scientific and clinical matters. The Consultant is entitled to a fixed monthly fee of $8,000, royalties of 8% of the net royalties actually received by the Subsidiary in respect of the patent that was sold to Entera on February 22, 2011 (see note 5) and an option to purchase up to 250,000 shares of common stock, par value $0.001 per share, of the Company at an exercise price of $0.50 per share. The option vest in five annual installments commencing February 16, 2012 and expire on February 16, 2021.  The initial fair value of the option on the date of grant, was $71,495, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 113.80%; risk-free interest rates of 3.42%; and the remaining contractual life of 10 years. The fair value of the options granted is measured on a final basis at the end of the related service period and is recognized over the related service period using the straight-line method. See also note 10k.

j.
On May 13, 2011, the Company entered into a consulting agreement with a third party ("the Consultant”) for a period of 12 months, pursuant to which the Consultant will provide investors relations services and will be entitled to a cash monthly fee of $4,000, that may be increased up to $10,000 upon the completion of a $5,000,000 capital raise by the Company. In addition, the Consultant received a warrant to purchase up to 32,000 shares of the Company. The warrant has a term of five years and an exercise price of $0.50 per Share and will vest in 12 installments in the period from October 2011 to May 2016. See also note 10p.

k.	On June 22, 2011 the Subsidiary issued a purchase order to SAFC Pharma for producing one of its oral capsule ingredients at the amount of $600,000, none of which was paid through August 31, 2011.

l.
On June 21, 2011 the Company into an agreement with one of its directors, Michael Berelowitz M.D., to serve as the Chairman of its Scientific Advisory Board. Dr. Berelowitz will be paid a fee of $300 per hour, up to $1,500 per day, as compensation for serving in this position.

m.
On August 15, 2011, the Company entered into a consulting agreement with a third party ("the Consultant”) for a period of nine months, pursuant to which the Consultant will provide investors relations services and will be entitled to a cash monthly fee of $4,000, and additional $3,000 in the first month. In addition, the Consultant will be issued 249,000 shares of the Company in three installments over the engagement period, commencing November 2011.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 8 - COMMITMENTS (continued):

n.	Grants from Bio-Jerusalem

The subsidiary is committed to pay royalties to Bio-Jerusalem fund on proceeds from future sales at a rate of 4% and up to 100% of the amount of the grant received by the Company (Israeli CPI linked).  On August 31, 2011, the Subsidiary has not yet realized any revenues from the said project and did not incur any royalty liability.

For the year ended August 31, 2011 and for the period from inception on April 12, 2002   through August 31, 2011, the research and development expenses are presented net of Bio-Jerusalem grants, in the total amount of $52,733.

o.	Grants from the Chief Scientist Office ("OCS")

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

On August 31, 2011, the Subsidiary has not yet realized any revenues from the said project and did not incur any royalty liability.

For the years ended August 31, 2011, and 2010, and for the period from inception on April 12, 2002 through August 31, 2011, the research and development expenses are presented net of OCS Grants, in the total amount of $354,906 and $350,198 and $1,100,509,respectively.

As to a fourth agreement, signed after balance sheet date, see note 16a.

NOTE 9 - STOCK HOLDERS’ EQUITY:

The Company’s shares are traded on the Over-The-Counter Bulletin Board.

The following are capital stock transactions that took place during the years ended August 31, 2011 and 2010:

a.
BetweenNovember 2010 and February 2011 the Company entered into Securities Purchase Agreements with a few accredited investors for the sale of 9,706,250 units at a purchase price of $0.32 per unit for total consideration of $3,106,000. Each unit consisted of one share of the Company's common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase 0.35 a share of common stock exercisable for five years at an exercise price of $0.50 per share. See also note 10l.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 9 - STOCK HOLDERS’ EQUITY (continued):

b.
On March 31, 2011, we consummated a transaction with D.N.A for the sale of 781,250 shares of common stock and warrants to purchase up to 273,438 shares of common stock, for a total purchase price of $250,000 in cash.  The shares and warrants were sold in units at a price per unit of $0.32, each unit consisting of one share of common stock and a warrant to purchase 0.35 of a share of common stock. The warrants have an exercise price of $0.50 per share, and a term of five years commencing from the closing of the transaction. See also note 5.

c.
In April 2011, the Company entered into Securities Purchase Agreements with nine accredited investors for the sale of 1,124,375 units at a purchase price of $0.32 per unit for total consideration of $359,800.

d.	In May 2011, the Company issued 176,923 shares of our common stock, valued at $47,769, in the aggregate, to Swiss as settlement of our liability for services rendered in the past.

e.	As to shares issued as part of stock based compensation plan see Note 10.

f.	As to a Clinical Trial Manufacturing Agreement with Swiss Caps AG, see note 10a.

NOTE 10 - STOCK BASED COMPENSATION:

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

The following are stock options and warrants transactions made during the years ended August 31, 2011 and 2010:

a.
On October 30, 2006 the Company entered into a Clinical Trial Manufacturing Agreement with Swiss Caps AG, pursuant to which Swiss Caps AG would manufacture and deliver the oral insulin capsule developed by the Company. In consideration for the services being provided to the Company by Swiss Caps AG, the Company agreed to pay a certain predetermined amounts which are to be paid in common stocks of the Company, the number of stocks to be issued is based on the invoice received from Swiss Caps AG, and the stock market price 10 days after the invoice is issued. During the years ended on August 31 2011 and 2010, the Company issued 530,637 and 388,724 shares of its common stock, respectively, to Swiss Caps AG as remuneration for the services provided in the amount of $167,569 and $198,850, respectively.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 10 - STOCK BASED COMPENSATION (continued):

b.
On November 23, 2009, 100,000 options were granted to a consultant, at an exercise price of $0.76 per share (higher than the traded market price on the date of grant), the options vest in three equal annual installments commencing November 23, 2010 and expire on November 23, 2014.  The engagement with the consultant has ended during the nine months period ended May 31, 2010. The fair value of these options on the date of grant, was $36,662, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 123.30%; risk-free interest rates of 2.20%; and the remaining contractual life of 5 years. The Company recorded all expenses in respect of these options during the vesting period.

c.
On November 23, 2009, 36,000 options were granted to an employee of the Subsidiary, at an exercise price of $0.46 per share (equivalent to the traded market price on the date of grant), the options vest in three equal annual installments commencing November 23, 2010, and expire on November 23, 2019. The fair value of these options on the date of grant was $14,565, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 123.55%; risk-free interest rates of 2.55%; and the remaining expected term of 6 years.

d.
On March 16, 2010, 13,200 options were granted to a consultant, at an exercise price of $0.43 per share (equivalent to the traded market price on the date of grant), the options vest in six monthly installments commencing March 30, 2010 and expire on March 15, 2015.  The fair value of these options on the date of grant, was $4,747, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 121.61%; risk-free interest rates of 2.37%; and the remaining expected term of 5 years.

e.
On March 16, 2010, 100,000 options were granted to a consultant, at an exercise price of $0.43 per share (equivalent to the traded market price on the date of grant), the options vest in three equal monthly installments commencing March 30, 2010 and expire on March 15, 2015.  The fair value of these options on the date of grant, was $35,960, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 121.61%; risk-free interest rates of 2.37%; and the remaining expected term of 5 years.

f.
On March 16, 2010, 50,000 options were granted to a consultant, at an exercise price of $0.50 per share (higher than the traded market price on the date of grant), the options vest in three equal annual installments commencing March 16, 2011 and expire on March 15, 2015.  The fair value of these options on the date of grant, was $17,702, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 121.61%; risk-free interest rates of 2.37%; and the remaining expected term of 5 years.

g.
On March 25, 2010, 100,000 options were granted to a consultant, at an exercise price of $0.50 per share (higher than the traded market price on the date of grant), the options vest in four equal quarterly installments commencing May 17, 2010 and expire on March 24, 2015.  The fair value of these options on the date of grant, was $39,051, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 121.21%; risk-free interest rates of 2.65%; and the remaining expected term of 5 years.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 10 - STOCK BASED COMPENSATION (continued):

h.
On April 21, 2010, an aggregate of 1,728,000 options were granted to Nadav Kidron, the Company’s President, Chief Executive Officer and director, and Miriam Kidron, the Company’s Chief Medical and Technology Officer and director, both are related parties, at an exercise price of $0.49 per share (equivalent to the traded market price on the date of grant), 216,000 of the options vested immediately on the date of grant and the remainder will vest in twenty one equal monthly installments. These options expire on April 20, 2020.  The fair value of these options on the date of grant was $807,392, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 120.69%; risk-free interest rates of 3.77%; and expected term of 10 years.

i.
On July 8, 2010, 300,000 options were granted to a director at an exercise price of $0.48 per share (equivalent to the traded market price on the date of grant). The options vest in three equal annual installments commencing on July 8, 2011 and will expire on July 7, 2020. The fair value of these options on the date of grant, was $123,890, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 117.82%; risk-free interest rates of 2.14%; and the remaining expected term of 6 years.

j.
On August 2, 2010, the Company issued 50,000 shares of its common stock to a third party as remuneration for services to be rendered during the six month period commencing July 14, 2010. The fair value of these shares on the date of issuance was $21,000, which recorded as an expense during the service period.

k.
On February 15, 2011, the Company granted options under the 2008 Stock Incentive Plan to purchase up to 250,000 shares of our common stock at an exercise price of $0.50 to a consultant. The options vest in five annual installments commencing February 16, 2012 and expire on February 16, 2021.  The initial fair value of the option on the date of grant, was $71,495, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 113.80%; risk-free interest rates of 3.42%; and the remaining contractual life of 10 years. The fair value of the options granted is measured on a final basis at the end of the related service period and is recognized over the related service period using the straight-line method.

l.
In March 2011, in connection with the securities purchase agreement, as described herein above, the Company issued 196,750 shares of the Company's common stock and warrants to purchase 70,864 shares of common stock to three individuals, as finders' fees. The fair value of the shares at the date of grant was $59,778, and the fair value of the warrants at that date was $16,253, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 113.74% - 113.66%; risk-free interest rates of 2.11% - 2.19%; and the remaining expected term of 5 years. The warrants have an exercise price of $0.50 per share

m.
In April 2011, the Company entered into Securities Purchase Agreements with nine accredited investors for the sale of 1,124,375 units at a purchase price of $0.32 per unit for total consideration of $359,800. Each unit consisted of one share of the Company's common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase 0.35 a share of common stock exercisable for five years at an exercise price of $0.50 per share. The Company paid $21,588 and issued on July 2011, 67,462 warrants as finders' fee. The fair value of the warrants at that date was $15,211, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 113.50%; risk-free interest rates of 2.09%; and the remaining expected term of 5 years.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 10 - STOCK BASED COMPENSATION (continued):

n.
On April 27, 2011, 43,000 options were granted to ExperiMind Ltd  as remuneration for services rendered at an exercise price of $0.50 per share (higher than the traded market price on the date of grant). The options vested immediately on the date of grant and will expire on April 26, 2016. The fair value of these options on the date of grant, was $10,000, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 113.50%; risk-free interest rates of 2.06%; and the remaining expected term of 5 years.

o.
In May 2011, the Company issued 200,000 shares of our common stock, valued at $60,000, in the aggregate, to New Castle Consulting, LLC as remuneration for services to be rendered during the six month period commencing May 4, 2011. The agreement was terminated on July 2011.

p.
On July 25, 2011, the Company issued warrants to purchase 32,000 shares of our common stock at an exercise price of $0.50 per share to The Trout Group, LLC as remuneration for services to be rendered during the 12 month period commencing May 13, 2011. The warrants vest in twelve equal annual installments commencing on October 13, 2011 and will expire on July 25, 2016. The fair value of these warrants on the date of grant, was $7,136, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 112.46%; risk-free interest rates of 1.55%; and the remaining expected term of 5 years.

q.	As to options granted to third party, see note 8j.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

	For options granted in
	the year ended August 31
	2011	2010
Expected option life (years)	4.9-9.5	4.5-10.0
Expected stock price volatility (%)	112.5-113.8	113.1-130.5
Risk free interest rate (%)	1.6-3.4	1.3-3.9
Expected dividend yield (%)	0.0	0.0

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 10 - STOCK BASED COMPENSATION (continued):

A summary of the status of the stock options granted to employees and directors as of August 31, 2011 and 2010, and changes during the years ended on those dates, is presented below:

	Year ended August 31,
	2011		2010
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	options	price	options	price
		$		$
Options outstanding at beginning of year	10,009,360	0.32	8,445,360	0.31
Changes during the year:
Granted - at market price	-		2,064,000	0.49
Expired	-		(500,000)	0.76
Options outstanding at end of year	10,009,360	0.32	10,009,360	0.32
Options exercisable at end of year	8,925,359		7,549,360
Weighted average fair
value of options granted
during the year	-		$0.46

Costs incurred in respect of stock based compensation for employees and directors, for the years ended August 31, 2011 and 2010 were $529,326 and $690,882, respectively.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 10 - STOCK BASED COMPENSATION (continued):

The following table presents summary information concerning the options granted to employees and directors outstanding as of August 31, 2011:

		Weighted
		Average	Weighted
Range of		Remaining	average
exercise	Number	Contractual	exercise	Aggregate
prices	outstanding	Life	price	intrinsic value
$		Years	$	$
0.001	3,361,360	0.95	0.001	971,433
0.40 to 0.62	6,648,000	4.31	0.32	-
	10,009,360	3.18	0.21	971,433

The following table presents summary information concerning the options granted to employees and directors exercisable as of August 31, 2011:

		Weighted
		Average	Weighted
Range of		Remaining	average
exercise	Number	Contractual	exercise	Aggregate
prices	exercisable	Life	price	intrinsic value
$		Years	$	$
0.001	3,361,360	0.95	0.001	971,433
0.40 to 0.62	5,563,999	3.82	0.49	-
	8,925,359	2.74	0.30	971,433

As of August 31, 2011, there were $98,931  unrecognized compensation costs related to non-vested employees and directors ,to be recorded over the next 23 months.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 10 - STOCK BASED COMPENSATION (continued):

A summary of the status of the stock options granted to non-employees as of August 31, 2011, and changes during the years ended on this date, is presented below:

	Year ended August 31
	2011		2010
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	options	price	options	price
		$		$
Options outstanding at beginning of year	813,200	0.63	1,200,000	0.68
Changes during the year:
Granted - at market price	-		113,200	0.43
Granted - at an exercise price above market price	325,000	0.50	250,000	0.60
Expired	(150,000)	(0.71)	(750,000)	(0.64)
Options outstanding at end of year	988,200	0.60	813,200	0.63
Options exercisable at end of year	606,200		313,200

The Company recorded stock compensation of $26,733 and $116,944 during the years ended August 31, 2011 and 2010 respectively, related to consulting services.

The following table presents summary information concerning the options granted to non-employees outstanding as of August 31, 2011:

		Weighted
		Average	Weighted
Range of		Remaining	average
exercise	Number	Contractual	exercise	Aggregate
prices	outstanding	Life	price	intrinsic value
$		Years	$	$
0.40 to 0.62	588,200	6.22	0.49	-
0.76 to 0.90	400,000	5.83	0.76	-
	988,200	6.06	0.60	-

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 10 - STOCK BASED COMPENSATION (continued):

The following table presents summary information concerning the options granted to non-employee exercisable as of August 31, 2011:

		Weighted
		Average	Weighted
Range of		Remaining	average
exercise	Number	Contractual	exercise	Aggregate
prices	exercisable	Life	price	intrinsic value
$		Years	$	$
0.40 to 0.62	272,867	3.73	0.47	-
0.76 to 0.90	333,333	6.75	0.76	-
	606,200	5.39	0.63	-

As of August 31, 2011 there were $66,758 unrecognized compensation costs related to non-vested non-employees, to be recorded over the next 59 months.

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

	Year ended
	August 31,
	2011	2010

Service providers	$339,052	$381,522
Payroll and related expenses	36,486	29,808
	$375,538	$411, 330

NOTE 12 - RESEARCH AND DEVELOPMENT EXPENSES:

			Period from April
			12, 2002
			(inception)
	Year ended		through
	August 31,		August 31,
	2011	2010	2011

Clinical trials	$591,733	$905,206	$3,865,043
Payroll and consulting fees	413,191	402,145	1,535,887
Costs for registration of patents	189,342	32,992	340,799
Compensation costs in respect of options granted to employees, directors and consultants	265,327	341,203	2,823,193
Other	49,622	132,538	387,436
Less - grants from the OCS	(354,906)	(350,198)	(1,100,509)
	$1,159,309	$1,463,886	$7,851,849

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 13 - GENERAL AND ADMINISTRATIVE EXPENSES

			Period from April
			12, 2002
			(inception)
	Year ended		through
	August 31		August 31,
	2011	2010	2011

Compensation costs in respect of options granted to employees, directors and consultants	$263,999	$466,623	$1,876,936
Professional services	344,277	322,447	1,678,526
Consulting fees	171,167	159,919	811,764
Travel costs	54,976	67,543	474,401
Write off of debt			275,000
Business development	151,886	151,517	531,046
Payroll and related expenses	174,229	159,485	609,107
Insurance	23,958	23,958	96,546
Other	91,536	157,175	605,057
	$1,275,960	$1,508,667	$6,958,383

NOTE 14 - TAXES ON INCOME:

Taxes on income included in the consolidated statements of operations represent current taxes due to taxable income of the US Company and its subsidiary.

a.	Corporate taxation in the U.S.

The applicable corporate tax rate for the Company is 35%.

As of August 31, 2011, the Company has an accumulated tax loss carryforward of approximately $3,468,280 (August 31, 2010 approximately $3,979,276). Under USA tax laws, carryforward tax losses expire 20 years after the year in which it incurred, in the case of the Company the net loss carryforward will expire in the years 2025 through 2028.

b.	Corporate taxation in Israel:

The Subsidiary is taxed in accordance with Israeli tax laws. The regular corporate tax rate in Israel for 2011 is 24%.

On July 23, 2009, the Economic Efficiency (Legislation Amendments to the Implementation of the Economic Plan for the Years 2009 and 2010) Law, 2009 (hereinafter - the 2009 Amendment) was published in the Official Gazette.  Inter alia, the 2009 Amendment provides for a further gradual reduction of the corporate tax rate in tax years 2010 and thereinafter, as follows: 2010 -25%, 2011 - 24%, 2012 - 23%, 2013 - 22%, 2014 - 21%, 2015 - 20% and 2016 and thereinafter - 18%.

As of August 31, 2011, the Subsidiary has an accumulated tax loss carryforward of approximately $3,328,946 (August 31, 2010 approximately $2,664,091).

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 14 - TAXES ON INCOME (continued):

Deferred income taxes:

	August 31
	2011	2010
In respect of:
Net operating loss carryforward	1,813,108	$1,978,850
Less - Valuation allowance	(1,813,108)	(1,978,850)
Net deferred tax assets	-,-	-,-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a full valuation allowance.

c.	Loss before taxes on income and income taxes included in the income statements of operations:

			Period from April
			12, 2002
			(inception)
	Year ended		through
	August 31		August 31,
	2011	2010	2011
Loss before taxes on income:
U.S.	415,836	$453,676	8,003,638
Outside U.S.	1,169,389	2,508,729	6,555,265
	$1,585,225	$2,962,405	$14,558,903
Taxes on income:
Current:
U.S.	(33,567)	13,107	36,003
Outside U.S.	9,587	1,864	114,555
	$(23,979)	$14,971	$150,558

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 14 - TAXES ON INCOME (continued):

d.	Reconciliation of the statutory tax benefit to effective tax expense

Following is a reconciliation of the theoretical tax expense, assuming all income is taxed at the regular tax rates applicable to companies in U.S., and the actual tax expense:

			Period from April
			12, 2002
			(inception)
	Year ended		through
	August 31		August 31,
	2011	2010	2011
Loss before income taxes as reported in
the consolidated statement of operations	$(1,585,225)	$(2,962,405)	$(14,396,741)
Statutory tax benefit	(554,829)	(1,036,842)	(5,038,860)
Increase (decrease) in income taxes
resulting from:
Change in the balance of the valuation
allowance for deferred tax losses	(58,357)	576,939	2,241,126
Disallowable deductions	481,122	211,304	2,123,935
Increase in taxes resulting from
different tax rates applicable to non
U.S. subsidiary	132,064	248,599	686,303
Uncertain tax position	(23,980)	14,971	138,054
Taxes on income for the reported year	$(23,980)	$14,971	$150,558

e.	Uncertainty in Income Taxes

ASC740 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect the operating results of the Company. The Company recognizes interest and penalties related to its tax contingencies as income tax expense. As of August 31, 2011 and 2010, the Company recorded $34,105 and $65,151, respectively, of penalties related to tax contingencies.

The following table summarizes the activity of the Company unrecognized tax benefits:

	Year ended August 31
	2011	2010
Balance at Beginning of Year	$162,034	$147,063
Increase (decrease) in tax positions for prior years	(23,980)	14,971
Balance at End of Year	138,054	$162,034

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 14 - TAXES ON INCOME (continued):

The Company does not expect unrecognized tax expenses to change significantly over the next 12 months.

The Company is subject to Israeli income tax examinations and to U.S. Federal income tax examinations for the tax years of 2002 through 2009. As of August 31, 2010, the Company did not record any change to its unrecognized tax benefits.

NOTE 15 - RELATED PARTIES - TRANSACTIONS:

a.	During the fiscal years of 2011 and 2010 the Company paid to directors $30,000 and $19,500, respectively, for managerial services.

b.	As to the agreements with Hadasit, see note 8a.

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

The Consulting Agreements are both terminable by either party upon 60 days prior written notice.  The Consulting Agreements provide that KNRY (i) will be paid, under each of the Consulting Agreements, in New Israeli Shekels (“NIS”) a gross amount of NIS50,400 per month (as of August 31, 2011 the monthly payment in the Company's functional currency is $14,165) and (ii) will be reimbursed for reasonable expenses incurred in connection with performance of the Consulting Agreements.

d.	As to options granted to related parties, see note 10i.

e.
According to the JV agreement (note 5), Entera rented office space and services from the subsidiary of the Company for a period of up to 24 months commencing August 19, 2010, for a non-refundable, up-front fee in the amount of $36,000. The rent period ended on March 31, 2011, when the JV agreement was terminated.

f.
According to the JV agreement (note 5), the subsidiary of the Company provided accounting services to Entera at a monthly fee in the amount of NIS 3,500 ($984). These  services were ceased on March 31, 2011, when the JV agreement was terminated.

g.	Balances with related parties:

	August 31
	2011	2010
Current assets - related parties - Entera	-	7,689
Accounts payable and accrued expenses - KNRY	18,502	22,773

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 16 - SUBSEQUENT EVENTS

a.
On September 11, 2011, the Company entered into a fourth agreement with Hadasit, Dr. Miriam Kidron and Dr. Daniel Scurr ("the Fourth Agreement"), to retain consulting and clinical trial services. According to the Fourth Agreement, Hadasit will be entitled to a consideration of $200,000 to be paid by Oramed.

b.	As part of the share purchase agreement, as described in note 5, on November 14, 2011, D.N.A. paid the said promissory note .

c.
On October 30, 2011 The Israeli government has agreed to a initial acceptance of the recommendations noted in the tax chapter of the report issued by the "committee toward an economical change" (i.e Trachtenberg Committee) which were handed to the government on September 26, 2011 (hereby "government's decisions").

Within these decisions the government has decided, among other things, that Corporate tax rate be a constant 25% in 2012, substituting the former decisions of a contestant declining rate which would reach 18% by 2016. Corporate taxes rates will be reconsidered no earlier than 2014, with correspondence to further economic and fiscal conditions.

The legislation bill has not yet matured to a formal legislation.

Therefore the current changes mentioned above have no implication on the tax liability measurement in these consolidated reports for August 31 , 2011.

(a)(2)     Financial Statements Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b)	Exhibits:

3.1	Certificate of Incorporation (incorporated by reference from our current report on Form 8-K filed March 14, 2011).

3.2	Bylaws (incorporated by reference from our Current Report on Form 8-K filed on March 14, 2011).

3.3	Articles of Merger filed with the Nevada Secretary of State on March 29, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 10, 2006).

3.4	Articles of Conversion filed with the Nevada Secretary of State on March 8, 2011 (incorporated by reference to our Current Report on Form 8-K filed on March 14, 2011).

3.5	Certificate of Conversion filed with the Delaware Secretary of State on March 8, 2011 (incorporated by reference to our Current Report on Form 8-K filed on March 14, 2011).

4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form S-1, filed on March 25, 2011).

4.2	Form of Warrant Certificate (incorporated by reference from our current report on Form 8-K filed June 18, 2007)

10.1	Form of Securities Purchase Agreement for February 6, 2006 private placement (incorporated by reference from our current report on Form 8-K filed February 6, 2006).

10.2
Agreement between us and Hadasit Medical Services and Development Ltd. dated February 17, 2006 concerning the acquisition of U.S. patent application 60/718716 (incorporated by reference from our current report on Form 8-K filed February 17, 2006).

10.3	Consulting Agreement between us and Dr. Miriam Kidron (incorporated by reference from our current report on Form 8-K filed February 17, 2006).

10.4	Agreement between us and Swiss Caps Ag dated October 30, 2006 (incorporated by reference from our current report on Form 8-K filed October 26, 2006).

10.5	Stock Option Plan dated October 15, 2006 (incorporated by reference from our current report on Form 8-K filed on November 28, 2006).

10.6	Stock Option Agreement dated November 23, 2006 (incorporated by reference from our current report on Form 8-K filed on November 28, 2006).

10.7	Form of Subscription Agreement and Warrant Certificate (incorporated by reference from our current report on Form 8-K filed on June 18, 2007).

10.8	Form of Shares for Services Agreement (incorporated by reference from our current report on Form 8-K filed on August 3, 2007).

10.9	Master Services Agreement dated January 29, 2008 between us and OnQ Consulting (incorporated by reference from our current report on Form 8-K filed on February 1, 2008).

10.10
Consulting Agreement by and between Oramed Ltd. and KNRY, Ltd. entered into as of July 1, 2008 for the services of Nadav Kidron (incorporated by reference from our current report on Form 8-K filed on July 2, 2008).

10.11
Consulting Agreement by and between Oramed Ltd. and KNRY, Ltd. entered into as of July 1, 2008 for the services of Miriam Kidron (incorporated by reference from our current report on Form 8-K filed on July 2, 2008).

10.12	Oramed Pharmaceuticals Inc. 2008 Stock Incentive Plan (incorporated by reference from our current report on Form 8-K filed on July 2, 2008).

10.13	Form of Notice of Stock Option Award and Stock Option Award Agreement (incorporated by reference from our current report on Form 8-K filed on July 2, 2008).

10.14	Form of Stock Purchase Agreement (incorporated by reference from our current report on Form 8-K filed on July 15, 2008).

10.15	Employment Agreement, dated as of April 19, 2009, by and between Oramed Ltd. and Yifat Zommer (incorporated by reference from our current report on Form 8-K filed on April 22, 2009).

10.16	Indemnification Agreement, dated as of April 19, 2009, by and between Oramed Ltd. and Yifat Zommer (incorporated by reference from our current report on Form 8-K filed on April 22, 2009).

10.17	Agreement dated April 22, 2009, between Oramed Ltd. and ADRES Advanced Regulatory Services Ltd. (incorporated by reference from our current report on Form 8-K filed April 22, 2009).

10.18	Agreement dated July 8, 2009, between our company and Hadasit Medical Services and Development Ltd. (incorporated by reference from our current report on Form 8-K filed July 9, 2009).

10.19	Agreement dated January 7, 2009, between our company and Hadasit Medical Services and Development Ltd. (incorporated by reference from our current report on Form 8-K filed January 7, 2009).

10.20	Agreement dated June 1, 2010, between Oramed Ltd. and Laser Detect Systems Ltd. (incorporated by reference from our quarterly report on Form 10-Q filed July 14, 2010).

10.21	Manufacturing Supply Agreement dated July 5, 2010, between Oramed Ltd. and Sanofi-Aventis Deutschland GMBH (incorporated by reference from our current report on Form 8-K filed July 14, 2010).

10.22
Securities Purchase Agreement, between Oramed Pharmaceuticals Inc. and Attara Fund, Ltd., dated as of December 21, 2010 (incorporated by reference from our current report on Form 10-Q filed January 13, 2011).

10.23	Common Stock Purchase Warrant issued to Attara Fund, Ltd. on January 10, 2011 (incorporated by reference from our current report on Form 10-Q filed January 13, 2011).

10.24
Share Purchase Agreement dated February 22, 2011, between Oramed Ltd. and D.N.A Biomedical Solutions Ltd. (incorporated by reference from our Registration Statement on Form S-1, filed on March 25, 2011).

10.25	Patent Transfer Agreement dated February 22, 2011, between Oramed Ltd. and Entera Bio Ltd. (incorporated by reference from our Registration Statement on Form S-1, filed on March 25, 2011).

10.26	Form of Securities Purchase Agreement used in 2010-2011 private placement round (incorporated by reference from our Registration Statement on Form S-1, filed on March 25, 2011).

10.27	Form of Common Stock Purchase Warrant used in 2010-2011 private placement round (incorporated by reference from our Registration Statement on Form S-1, filed on March 25, 2011).

10.28
Form of Indemnification Agreements dated March 11, 2011, between our company and each of our directors and officers (incorporated by reference from our definitive proxy statement on Schedule 14A filed on January 31, 2011).

23.1*	Consent of Kesselman & Kesselman, Certified Public Accountants.

23.2*	Consent of MaloneBailey, LLP, Certified Public Accountants.

31.1*	Certification Statement of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Statement of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

_____________

*       Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORAMED PHARMACEUTICLAS INC.

/s/ NADAV KIDRON
Nadav Kidron,
President and Chief Executive Officer
(principal executive officer)

/s/ YIFAT ZOMMER
Yifat Zommer,
Chief Financial Officer
(principal accounting officer)

Date: November 28, 2011

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 28, 2011.

/s/ NADAV KIDRON
Nadav Kidron,
President and Chief Executive Officer and Director

/s/ MIRIAM KIDRON
Miriam Kidron,
Chief Medical and Technology Officer and Director

/s/ LEONARD SANK
Leonard Sank,
Director

/s/ HAROLD JACOB
Harold Jacob,
Director

/S/ MICHAEL BERELOWITZ
Michael Berelowitz,
Director