Form 10-Q
period 2011-11-30
ORAMED PHARMACEUTICALS INC.
filed 2012-01-12
CIK 1176309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of January 10, 2012 there were 70,187,583 shares of the issuer's Common Stock, $.001 par value, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.
 (A development stage company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF  NOVEMBER 30, 2011

ORAMED PHARMACEUTICALS INC.
 (A development stage company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2011

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
U.S. dollars

	November 30,	August 31,
	2011	2011
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$1,495,615	$1,513,365
Short term deposits	1,805,030	1,801,400
Marketable securities	380,359	384,565
Restricted cash	16,000	16,000
Accounts receivable - other	86,000	542,891
Prepaid expenses	18,519	1,670
Grants receivable from the Chief Scientist	63,961	24,191
T o t a l current assets	3,865,484	4,284,082

LONG TERM DEPOSITS AND INVESTMENT	11,290	10,186
AMOUNTS FUNDED IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	14,469	14,293
PROPERTY AND EQUIPMENT, net	11,334	17,376
T o t a l assets	$3,902,577	$4,325,937

Liabilities and stockholders' equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$357,282	$375,538
Related parties	19,838	18,502
Account payable with former shareholder	47,252	47,252
T o t a l current liabilities	424,372	441,292

LONG TERM LIABILITIES:
Employee rights upon retirement	22,763	22,675
Provision for uncertain tax position	138,054	138,054
	160,817	160,729
COMMITMENTS (note 2)

STOCKHOLDERS' EQUITY:
Common stock of $ 0.001 par value - authorized: 200,000,000 shares at November 30, 2011 and August 31, 2011; issued and outstanding: 70,104,583 shares at November 30, 2011 and at August 31, 2011	70,104	70,104
Accumulated other comprehensive loss	(4,221)	-
Additional paid-in capital	18,277,307	18,201,111
Deficit accumulated during the development stage	(15,025,802)	(14,547,299)
T o t a l stockholders' equity	3,317,388	3,723,916
T o t a l liabilities and stockholders' equity	$3,902,577	$4,325,937

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
(UNAUDITED)
U.S. dollars

			Period
			from April
			12, 2002
			(inception)
	Three months ended		through
	November 30,	November 30,	November 30,
	2011	2010	2011
RESEARCH AND DEVELOPMENT EXPENSES, net	$184,016	$286,488	$8,035,865
IMPAIRMENT OF INVESTMENT	-	-	434,876
GENERAL AND ADMINISTRATIVE EXPENSES	281,901	315,129	7,240,284
OPERATING LOSS	465,917	601,617	15,711,025
FINANCIAL INCOME	(6,954)	(2,189)	(201,002)
FINANCIAL EXPENSE	19,556	3,356	200,813
GAIN ON SALE OF INVESTMENT	-	-	(1,033,004)
IMPAIRMENT OF AVAILABLE- FOR-SALE SECURITIES	-	-	197,412
LOSS BEFORE TAXES ON INCOME	478,519	602,784	14,875,244
TAXES ON INCOME	-	-	150,558
NET LOSS FOR THE PERIOD	$478,519	$602,784	$15,025,802

LOSS PER COMMON SHARE:
Basic and diluted	$0.01	$0.01

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED SHARES USED IN COMPUTATION OF LOSS PER SHARE:	70,104,583	57,932,597

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
U.S. dollars

				Deficit
				accumulated
	Common Stock		Additional	during the	Other	Total stockholders'
			paid-in	development	comprehensive
	Shares	$	capital	stage	loss	equity
BALANCE AS OF APRIL 12, 2002 (inception)	34,828,200	$34,828	$18,872			$53,700
CHANGES DURING THE PERIOD FROM APRIL 12, 2002 THROUGH AUGUST 31, 2010 :
SHARES CANCELLED	(19,800,000)	(19,800)	19,800			-
SHARES ISSUED FOR INVESTMENT IN ISTI-NJ	1,144,410	1,144	433,732			434,876
SHARES ISSUED FOR OFFERING COSTS	1,752,941	1,753	(1,753)			-
SHARES AND WARRANTS ISSUED FOR CASH– NET OF ISSUANCE EXPENSES	37,359,230	37,359	7,870,422			7,907,781
SHARES ISSUED FOR SERVICES	1,730,540	1,731	819,606			617,638
CONTRIBUTIONS TO PAID IN CAPITAL			18,991			18,991
RECEIPTS ON ACCOUNT OF SHARES AND WARRANTS			6,061			6,061
SHARES ISSUED FOR CONVERSION OF CONVERTIBLE NOTE	550,000	550	274,450			275,000
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS			3,554,921			3,554,921
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS			615,882			615,882
DISCOUNT ON CONVERTIBLE NOTE RELATED TO BENEFICIAL CONVERSION FEATURE			108,000			108,000
OTHER COMPREHENSIVE LOSS					(16)	(16)
IMPUTED INTEREST			19,777			19,777
NET LOSS				(12,986,038)		(12,986,038)
BALANCE AS OF AUGUST 31, 2010	57,565,321	57,565	13,758,761	(12,986,038)	(16)	830,272
SHARES ISSUED FOR SERVICES RENDERED	730,636	731	226,838			227,569
SHARES AND WARRANTS ISSUED FOR CASH	11,808,626	11,808	3,682,404			3,694,212
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS			502,593			502,593
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS			26,733			26,733
IMPUTED INTEREST			3,782			3,782
NET LOSS				(1,561,245)		(1,561,245)
BALANCE AS OF AUGUST 31, 2011	70,104,583	70,104	18,201,111	(14,547,283)	(16)	3,723,916
SHARES TO BE ISSUED FOR SERVICES			24,900			24,900
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS			44,794			44,794
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS			6,502			6,502
OTHER COMPREHENSIVE INCOME					(4,205)	(4,205)
NET LOSS				(478,519)		(478,519)
BALANCE AS OF NOVEMBER 30, 2011	70,104,583	$70,104	$18,277,307	$(15,025,802)	$(4,221)	$3,317,388

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
U.S. dollars

	Three months ended		Period from April 12, 2002 (inception date) through
	November 30,		November 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(478,519)	$(602,784)	$(15,025,802)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	6,042	7,451	112,149
Amortization of debt discount	-	-	108,000
Exchange differences on deposits and investments	(3,849)	(385)	(6,517)
Stock based compensation	51,296	195,301	4,751,425
Shares issued for services rendered	-	88,800	1,048,096
Shares to be issued for services rendered	24,900		24,900
Gain on sale of investment	-		(1,033,004)
Impairment of investment	-	-	434,876
Imputed interest	-	947	23,559
Impairment of available for sale security	-	-	197,412
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(49,727)	(111,494)	(167,685)
Restricted cash	-	(9)	(16,000)
Accounts payable and accrued expenses	(16,920)	(76,182)	377,120
Liability of employee rights upon retirement	88	-	22,763
Provision for uncertain tax position	-	-	138,054
Total net cash used in operating activities	(466,689)	(498,355)	(9,010,654)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(123,483)
Acquisition of short-term investments	-	-	(5,428,382)
Funds in respect of employee rights upon retirement	(1,061)	-	(15,354)
Proceeds from sale of investment in Entera	450,000		450,000
Proceeds from sale of Short term investments	-	100,000	3,628,000
Lease deposits, net	-	-	(7,509)
Total net cash derived from (used in) investing activities	448,939	100,000	(1,496,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and warrants - net of issuance expenses	-	300,000	11,655,693
Receipts on account of shares issuances	-	-	6,061
Proceeds from convertible notes	-	-	275,000
Proceeds from short term note payable	-	-	120,000
Payments of short term note payable	-	-	(120,000)
Shareholder advances	-	-	66,243
Net cash provided by financing activities	-	300,000	12,002,997
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,750)	(98,355)	1,495,615
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,513,365	1,199,638	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,495,615	$1,101,283	$1,495,615
Non cash investing and financing activities:
Shares issued for offering costs	-	-	$77,779
Contribution to paid in capital	-	-	$$18,991
Discount on convertible note related to beneficial conversion feature	-	-	$108,000

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The accompanying unaudited interim consolidated financial statements as of November 30, 2011, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. The accounting principles applied in the preparation of the interim statements are consistent with those applied in the preparation of the annual financial statements; however,- the interim statements do not include all the information and explanations required for the annual financial statements. The condensed consolidated balance sheet data as of August 31, 2011 was derived from the Company’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2011 Annual Report on Form 10-K. Operating results for the three months ended November 30, 2011, are not necessarily indicative of the results that may be expected for the year ending August 31, 2012.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

2.	Going concern considerations

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (April 12, 2002) through November 30, 2011 of $15,025,802 as well as negative cash flow from operating activities. Presently, the Company does not have sufficient cash resources to meet its requirements in the twelve months following November 30, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of evaluating various financing alternatives as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that the Company will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders, as well as on going funding from the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of Israel ("OCS").

These consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

b.	Newly issued and recently adopted Accounting Pronouncements

1.
In May 2011, the FASB issued an accounting update that amends ASC 820 - "Fair Value Measurement" regarding fair value measurements and disclosure requirements. The amendments are effective during interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. The accounting update will be applicable to the Company beginning in the third quarter of fiscal year 2012.

2.
In June 2011, the FASB issued an update to Accounting Standards Codification (ASC) No. 220, “Presentation of Comprehensive Income,” which eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity. The Company can elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted. In December 2011, the FASB issued another update on the topic, which deferred the effective date pertaining only to the presentation of reclassification adjustments on the face of the financial statements.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

On July 8, 2009 the Company entered into a third agreement with Hadasit, Prof. Itamar Raz and Dr. Miriam Kidron ("the Third Agreement"), to retain consulting and clinical trial services from Hadasit. According to the Third Agreement, Hadasit will be entitled to a total consideration of $400,000 to be paid by Oramed. $200,000 of this amount was agreed in the terms of the First Agreement, and the remaining of $200,000 will be paid in accordance with the actual progress of the study. The total amount that was paid through November 30, 2011 was $400,000.

On September 11, 2011, the Company entered into a fourth agreement with Hadasit, Dr. Miriam Kidron and Dr. Daniel Schurr ("the Fourth Agreement"), to retain consulting and clinical trial services. According to the Fourth Agreement, Hadasit will be entitled to a consideration of $200,000 to be paid by Oramed. None of which was recognized or paid through November 30, 2011.

b.
On September 19, 2007 the Subsidiary entered into a lease agreement for its office facilities in Israel. The lease agreement was for a period of 51 months, and ended on December 31, 2011. The monthly lease payment was NIS 2,396 and was linked to the increase in the Israeli consumer price index, (as of November 30, 2011 the monthly payment in the Company's functional currency is $632(, considering the fact that the remaining term for the current lease is one month, the Company's commitment for November 30, 2011 is $ 632, however the Company is currently in the process of  negotiation into a new lease agreement for the same premise.

As security for its obligation under this lease agreement the Company provided a bank guarantee in an amount equal to three monthly lease payments.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - COMMITMENTS (continued):

c.
On April 21, 2009, the subsidiary entered into a consulting service agreement with ADRES Advanced Regulatory Services Ltd. (“ADRES”) pursuant to which ADRES will provide consulting services relating to quality assurance and regulatory processes and procedures in order to assist the Subsidiary in submission of a U.S. IND according to FDA regulations. In consideration for the services provided under the agreement, ADRES will be entitled to a total cash compensation of $211,000, of which the amount of $110,000 will be paid as a monthly fixed fee of $10,000 each month for 11 months commencing May 2009, and the remaining $101,000 will be paid based on achievement of certain milestones. $160,000 of the total amount was paid through November 30, 2011, $50,000 of that were paid for completing the three first milestones, the rest will be paid during 2012, subject to the completion of the IND.

d.
On February 10, 2010, the Subsidiary entered into an agreement with Vetgenerics Research G. Ziv Ltd, a clinical research organization (CRO), to conduct a toxicology trial on its oral insulin capsules. The total cost estimated for the studies is €107,100 ($142,522) of which €89,293 ($118,825) was paid through November 30, 2011.

e.
On July 5, 2010, the Subsidiary of the Company entered into a Manufacturing Supply Agreement (MSA) with Sanofi-Aventis Deutschland GMBH ("sanofi-aventis"). According to the MSA, sanofi-aventis will supply the subsidiary with specified quantities of recombinant human insulin to be used for clinical trials in the USA.

f.
On February 15, 2011, the Subsidiary entered into a consulting agreement with a third party (the "Consultant”) for a period of five years, pursuant to which the Consultant will provide consultation on scientific and clinical matters. The Consultant is entitled to a fixed monthly fee of $8,000, royalties of 8% of the net royalties actually received by the Subsidiary in respect of the patent that was sold to Entera on February 22, 2011 and an option to purchase up to 250,000 shares of common stock, par value $0.001 per share, of the Company at an exercise price of $0.50 per share. The option vest in five annual installments commencing February 16, 2012 and expire on February 16, 2021. The initial fair value of the option on the date of grant was $71,495, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 113.80%; risk-free interest rates of 3.42%; and the remaining contractual life of 10 years. The fair value of the options granted is measured on a final basis at the end of the related service period and is recognized over the related service period using the straight-line method.

g.
On May 13, 2011, the Company entered into a consulting agreement with a third party ("the Consultant”) for a period of 12 months, pursuant to which the Consultant will provide investors relations services and will be entitled to a cash monthly fee of $4,000, that may be increased up to $10,000 upon the completion of a $5,000,000 capital raise by the Company. In addition, the Consultant received a warrant to purchase up to 32,000 shares of the Company. The warrant has a term of five years and an exercise price of $0.50 per Share and will vest in 12 installments in the period from October 2011 to May 2016. The Company records expenses in respect of this warrant during the term of the services.

h.
On June 22, 2011 the Subsidiary issued a purchase order to SAFC Pharma for producing one of its oral capsule ingredients in the amount of $600,000, none of which was recognized or paid through November 30, 2011.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - COMMITMENTS (continued):

i.
On August 15, 2011, the Company entered into an advisory agreement with a third party ("the Advisor”) for a period of nine months, pursuant to which the Advisor will provide investors relations services and will be entitled to a cash monthly fee of $4,000, and additional $3,000 in the first month. In addition, the Advisor will be issued 249,000 shares of the Company in three installments over the engagement period, commencing November 2011. See also note 4.

j.	Grants from Bio-Jerusalem

The Subsidiary is committed to pay royalties to Bio-Jerusalem fund on proceeds from future sales at a rate of 4% and up to 100% of the amount of the grant received by the Company (Israeli CPI linked) at the total amount of $52,733.  As of November 30, 2011, the Subsidiary had not yet realized any revenues from the said project and did not incur any royalty liability.

For the three months period ended November 30, 2011, there were no grants received from the Bio-Jerusalem fund.

k.	Grants from the Office of the Chief Scientist ("OCS")

The Subsidiary is committed to pay royalties to the Government of Israel on proceeds from sales of products in the research and development of which the Government participates by way of grants.

At the time the grants were received, successful development of the related projects was not assured. In case of failure of a project that was partly financed as above, the Subsidiary is not obligated to pay any such royalties.

Under the terms of the Subsidiary's funding from the Israeli Government, royalties of 3%-3.5% are payable on sales of products developed from a project so funded, up to 100% of the amount of the grant received by the Subsidiary (dollar linked) with the addition of annual interest at a rate based on LIBOR.

As of November 30, 2011, the Subsidiary had not yet realized any revenues from the said project and did not incur any royalty liability.

For the three months period ended November 30, 2011, the research and development expenses are presented net of OCS Grants, in the total amount of $41,257.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - FAIR VALUE:

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

The accounting standard establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

•	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
•	Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
•	Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent.

Marketable securities consist wholly of equity securities of D.N.A Biomedical Solutions Ltd. which were received in March 2011 as part of the consideration for selling the Company's equity method investee Entera. Those securities are classified as available-for-sale and are recorded at fair value.  The D.N.A Shares are listed on the Tel Aviv Stock Exchange ("TASE") and their tradability is restricted for a period of 6 months from the closing date of the transaction according to TASE policy with regards to private placements. Until September 30, 2011, the fair value of the restricted securities was measured based on the quoted prices of the otherwise identical unrestricted securities, adjusted for the effect of the restriction by applying a proper discount. The discount was determined with reference to other similar restricted instruments. Similar securities, with no restriction on tradability, are quoted on an active market. As of October 1, 2011, the securities are not restricted. The fair value of the securities is measured based on the quoted prices of the securities on an active market.

Transfers in and/or out of Level 3 are recognized in the beginning of the reporting period.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - FAIR VALUE (continued):

Financial items carried at fair value as of November 30, 2011 and August 31, 2011 are classified in the tables below in one of the three categories described above:

	Fair value measurements at reporting date using
	Level 1	Level 2	Level 3	Total
Marketable securities:
November 30, 2011	$380,359	-	-	$380,359
August 31, 2011	-	-	$384,564	$384,564

The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs:

Three months ended
November, 30
2011
Unaudited
Carrying value at the beginning of the period	$384,564
Reclassification to level 1	(384,564)
Carrying value at the end of the period	-

NOTE 4 - SUBSEQUENT EVENT

On December 12, 2011 the Company issued 83,000 shares of its common stock to an advisory company as remuneration for services provided. The fair value of the shares at the date of grant was $24,900. See also note 2i.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and in our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended August 31, 2011.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under "Item 1A – Risk Factors" in our Annual Report on Form 10-K for the year ended August 31, 2011, and filed with the Securities and Exchange Commission (the “SEC” or the “Commission”) on November 30, 2011, as well as those discussed elsewhere in our annual report and in this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report on Form 10-Q which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

On March 11, 2011, Oramed was reincorporated from the State of Nevada to the State of Delaware.

Recent Business Developments

On September 11, 2011, we entered into a fourth agreement with Hadasit, Dr. Miriam Kidron and Dr. Daniel Schurr (the "Fourth Agreement"), to facilitate clinical trials and provide other services. According to the Fourth Agreement, Hadasit will be entitled to a consideration of $200,000. The terms and conditions of the Fourth Agreement are substantially similar to those of the previous Hadasit agreements.

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

On February 10, 2010, we entered into agreements with Vetgenerics Research G. Ziv Ltd., a clinical research organization, to conduct a toxicology trial on our oral insulin capsules. On March 23, 2011, we reported that we successfully completed the resulting comprehensive toxicity study for our oral insulin capsule (ORMD0801). The study was completed under conditions prescribed by the FDA Good Laboratory Practices regulations.

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

We intend to file an IND application with the FDA for Phase 2 clinical studies of our orally ingested insulin during the third quarter of 2012. If we do not receive comments from the FDA on our IND application within 30 days from submission, we intend to immediately commence an FDA approved Phase 2 study to evaluate the safety, tolerability and efficacy of our oral insulin capsule (ORMD0801) on type 2 diabetic volunteers.

GLP-1 Analog

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

On February 17, 2006, we entered into an agreement with Hadasit to facilitate clinical trials and provide other services.

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

        On March 31, 2011, we consummated a transaction with D.N.A, whereby we sold to D.N.A 47% of Entera's outstanding share capital on an undiluted basis. As consideration for the Entera shares, we received a promissory note issued by D.N.A in the principal amount of $450,000, with an annual interest rate of 0.45%, to be paid within four months after closing, and 8,404,667 ordinary shares of D.N.A, having an aggregate market value of approximately $581,977 as of March 31, 2011.  The promissory note was secured by a personal guarantee of the D.N.A majority shareholders and its term was extended by an Addendum to the Share Purchase agreement dated August 11, 2011.  D.N.A paid the promissory note on November 14, 2011. The ordinary shares of D.N.A were restricted for six months from the closing. In addition, D.N.A invested $250,000 in our private placement investment round, which closed on February 22, 2011, for which it received 781,250 shares of our common stock and five-year warrants to purchase 273,438 shares of common stock at an exercise price of $0.50 per share.

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

In September 2011, Entera reported successful Phase 1 clinical trial results. We believe the Phase 1 data supports the continued development of Entera’s oral osteoporosis drug. The Phase 1 clinical trial consisted of twelve healthy patients and was conducted at the Hadassah Medical Center in Jerusalem. No adverse events were reported.

Results of Operations

Going concern assumption

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have net losses for the period from inception (April 12, 2002) through November 30, 2011 of $15,025,802, as well as negative cash flow from operating activities. Based upon our existing spending commitments, estimated at $4.9 million for the twelve months following November 30, 2011, and our cash availability, we do not have sufficient cash resources to meet our liquidity requirements through November 30, 2012. Accordingly, these factors raise substantial doubt about our ability to continue as a going concern. Management is in the process of evaluating various financing alternatives as we will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

The financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

Critical accounting policies

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included in our annual report filed on Form 10-K. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

Factors considered in determining whether a loss is temporary include the extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee based on our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The loss is recorded as a charge to earnings.

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

Comparison of three month period ended November 30, 2011 and 2010

The following table summarizes certain statements of operations data for the Company for the three month period ended November 30, 2011 and 2010:

	Three months ended
Operating Data:	November 30, 2011	November 30, 2010

Research and development costs, net	$184,016	$286,488
General and administrative expenses	281,901	315,129
Financial expenses, net	12,602	1,167
Net loss for the period	$478,519	$602,784

Loss per common share – basic and diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding	70,104,583	57,932,597

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

In August 2009, Oramed Ltd., our wholly owned Israeli subsidiary, was awarded a government grant amounting to a total net amount of New Israeli Shekels ("NIS") 3.1 million (approximately $813,000), from the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of Israel (the "OCS"). This grant was used for research and development expenses for the period of February 2009 to June 2010. The funds were used by us to support further research and development and clinical study of our oral insulin capsule and Oral GLP-1-analog. In December 2010, Oramed Ltd., was awarded another grant amounting to a total net amount of NIS 2.9 million (approximately $807,000) from the OCS, which was designated for research and development expenses for the period of July 2010 to November 2011. We used the funds to support further research and development and clinical study of our oral insulin capsule and Oral GLP-1-analog. The two grants are subject to repayment according to the terms determined by the OCS and applicable law.  See "--Government Grants" below.

During the three months ended November 30, 2011, research and development expenses totaled $184,016, compared to $286,488 for the three months ended November 30, 2010. The decrease is mainly attributable to a temporary decrease in clinical trials costs and other related expenses, due to a delay in development and production of materials by a third party contractor, which are necessary for proceeding with such clinical trials. The research and development costs include stock based compensation costs, which during the three months ended November 30, 2011, totaled $24,605 as compared to $94,669 during the three months ended November 30, 2010.

Government Grants

In the three months ended November 30, 2011 and 2010, we recognized research and development grants in an amount of $41,257 and $151,976, respectively. As of November 30, 2011, we had no contingent liabilities to the OCS.

Grants from Bio-Jerusalem

We are committed to pay royalties to Bio-Jerusalem fund on proceeds from future sales at a rate of 4% and up to 100% of the amount of the grant received by the Company (Israeli CPI linked) in the total amount of $52,733.  As of November 30, 2011, we had not yet realized any revenues from the said project and did not incur any royalty liability.

For the three months period ended November 30, 2011, there were no grants received from the Bio-Jerusalem fund.

General and administrative expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, traveling, business development costs, insurance expenses and other general costs.

For the three months ended November 30, 2011, general and administrative expenses totaled $281,901 compared to $315,129 for the three months ended November 30, 2010. Costs incurred related to general and administrative activities during the three months ended November 30, 2011 reflect an increase in investor relations' consulting expenses resulting from the Company's efforts to raise funds, which were offset by a decrease in stock based compensation expenses. During the three months ended November 30, 2011, as part of our general and administrative expenses, we incurred $26,691 related to stock options granted to employees and consultants, as compared to $100,632 during the three months ended November 30, 2010.

Financial income/expense, net

During the three months ended November 30, 2011, we generated a larger interest income on available cash and cash equivalents balance than in the previous period, this income was offset by bank charges.

Liquidity and Capital Resources

From inception through November 30, 2011, we incurred losses in an aggregate amount of $15,025,802. We have financed our operations through the private placements of equity and debt financing, raising a total of $11,655,693, net of transaction costs. We will seek to obtain additional financing through similar sources. As of November 30, 2011, we had $1,495,615 of available cash as well as $1,805,030 in short term interest bearing investments. We anticipate that we will require approximately $4.9 million to finance our activities during the twelve months following November 30, 2011.

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

Employee's and Consultant’s Stock Options and Warrants

No options or warrants were granted to employees or consultants during the three month period ended November 30, 2011.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Planned Expenditures

The estimated expenses referenced herein are in accordance with our business plan. Since our technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the twelve months beginning December 1, 2011 are as follows:

Category:	Amount

Research and development costs, net of OCS funds	$4,028,000
General and administrative expenses	898,000
Financial income, net	1,000
Taxes on income	-
Total	$4,925,000

As previously indicated, we are planning to conduct further clinical studies as well as file an IND application with the FDA for our orally ingested insulin during the third quarter of 2012. We expect to have a significant increase in research and development expenses as a result of preparation for the FDA approved Phase 2 study that will follow the IND filing, and during the term of the study. Our ability to proceed with these activities is dependent on several major factors including the ability to attract sufficient financing on terms acceptable to us and receiving additional grant from the OCS.

Employment and Consulting Agreements

We have not engaged in any employment and consulting agreements during the three month period ended November 30, 2011.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2011. Based on such review, our chief executive officer and chief financial officer have determined that in light of their conclusion with respect to the effectiveness of our internal control over our financial reporting as of such date, that the Company did not have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation thereof that occurred during the three months ended November 30, 2011 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

From time to time we may become subject to litigation incidental to our business. We are not currently a party to any material legal proceedings.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of our equity securities during the three month period ended November 30, 2011.

ITEM 6 - EXHIBITS

Number	Exhibit
(3)	Articles of Incorporation and By-laws
3.1	Certificate of Incorporation (incorporated by reference from our Current Report on Form 8-K filed March 14, 2011).
3.2	Bylaws (incorporated by reference from our Current Report on Form 8-K filed on March 14, 2011).
3.3	Articles of Merger filed with the Nevada Secretary of State on March 29, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 10, 2006).
3.4	Articles of Conversion filed with the Nevada Secretary of State on March 8, 2011 (incorporated by reference to our Current Report on Form 8-K filed on March 14, 2011).
3.5	Certificate of Conversion filed with the Delaware Secretary of State on March 8, 2011 (incorporated by reference to our Current Report on Form 8-K filed on March 14, 2011).
(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form S-1, filed on March 25, 2011).
4.2	Form of warrant certificate (incorporated by reference from our current report on Form 8-K filed on June 18, 2007).
(31)	Section 302 Certification
31.1 *	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification Statement of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 906 Certification
32.1 *	Certification Statement of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.
32.2 *	Certification Statement of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

___________________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORAMED PHARMACEUTICALS INC. Registrant

Date: January 11, 2012	By:	/s/ Nadav Kidron
Nadav Kidron
President, Chief Executive Officer and Director

Date: January 11, 2012	By:	/s/ Yifat Zommer
Yifat Zommer
Chief Financial Officer