Form 10-Q
period 2012-05-31
ORAMED PHARMACEUTICALS INC.
filed 2012-07-12
CIK 1176309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Yes ☐   No ☒

As of July 11, 2012 there were 70,453,583 shares of the issuer's Common Stock, $.001 par value, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.
 (A development stage company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2012

ORAMED PHARMACEUTICALS INC.
 (A development stage company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2012

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
U.S. dollars

	May 31,	August 31,
	2012	2011
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$1,299,865	$1,513,365
Short term deposits	500,005	1,801,400
Marketable securities	357,323	384,565
Restricted cash	16,000	16,000
Accounts receivable - other	135,399	542,891
Prepaid expenses	21,044	1,670
Related parties	1,723	-
Grants receivable from the Chief Scientist	127,126	24,191
T o t a l current assets	2,458,485	4,284,082
LONG TERM DEPOSITS AND INVESTMENT	9,164	10,186
AMOUNTS FUNDED IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	4,503	14,293
PROPERTY AND EQUIPMENT, net	2,121	17,376
T o t a l assets	$2,474,273	$4,325,937

Liabilities and stockholders' equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$308,605	$375,538
Related parties	-	18,502
Account payable with former shareholder	47,252	47,252
T o t a l current liabilities	355,857	441,292
LONG TERM LIABILITIES:
Employee rights upon retirement	8,777	22,675
Provision for uncertain tax position	138,054	138,054
	146,831	160,729
COMMITMENTS (note 2)
T o t a l liabilities	502,688	602,021

STOCKHOLDERS' EQUITY:
Common stock of $ 0.001 par value - authorized: 200,000,000 shares at May 31, 2012 and August 31, 2011; issued and outstanding: 70,403,583 shares at May 31, 2012 and 70,104,583 at August 31, 2011	70,403	70,104
Additional paid-in capital	18,446,871	18,201,111
Other accumulated comprehensive income	15,869	-
Deficit accumulated during the development stage	(16,561,558)	(14,547,299)
T o t a l stockholders' equity	1,971,585	3,723,916
T o t a l liabilities and stockholders' equity	$2,474,273	$4,325,937

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
U.S. dollars

					Period
					from April
					12, 2002
					(inception)
	Nine months ended		Three months ended		through
	May 31,	May 31,	May 31,	May 31,	May 31,
	2012	2011	2012	2011	2012

RESEARCH AND DEVELOPMENT EXPENSES	$1,144,415	$869,166	$249,752	$241,350	$8,996,264
IMPAIRMENT OF INVESTMENT	-	-	-	-	434,876
GENERAL AND ADMINISTRATIVE EXPENSES	802,273	971,143	290,668	350,127	7,760,656
OPERATING LOSS	1,946,688	1,840,309	540,420	591,477	17,191,796
FINANCIAL INCOME	(14,834)	(32,632)	(306)	(22,587)	(208,866)
FINANCIAL EXPENSES	39,294	13,532	10,251	6,744	220,551
GAIN ON SALE OF INVESTMENT	-	(1,033,004)	-	(1,033,004)	(1,033,004)
IMPAIRMENT OF AVAILABLE- FOR-SALE SECURITIES	43,111	-	-	-	240,523
LOSS (INCOME) BEFORE TAXES ON INCOME	2,014,259	788,205	550,365	(457,370)	16,411,000
TAXES ON INCOME	-	-	-	-	150,558
NET LOSS (INCOME) FOR THE PERIOD	$2,014,259	$788,205	$550,365	$(457,370)	$16,561,558
BASIC AND DILUTED LOSS (INCOME) PER COMMON SHARE	$0.03	$0.01	$0.01	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION OF LOSS (INCOME) PER SHARE:
Basic	70,199,090	63,278,472	70,397,799	69,049,995
Diluted	70,199,090	63,278,472	70,397,799	72,410,339

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
U.S. dollars

					Deficit
					accumulated
	Common Stock		Additional	Other	during the	Total
			paid-in	Comprehensive	development	stockholders'
	Shares	$	capital	Income	stage	equity
BALANCE AS OF APRIL 12, 2002 (inception)	34,828,200	$34,828	$18,872	-	-	$53,700
CHANGES DURING THE PERIOD FROM APRIL 12, 2002 THROUGH AUGUST 31, 2010 :
SHARES CANCELLED	(19,800,000)	(19,800)	19,800	-	-	-
SHARES ISSUED FOR INVESTMENT IN ISTI-NJ	1,144,410	1,144	433,732	-	-	434,876
SHARES ISSUED FOR OFFERING COSTS	1,752,941	1,753	(1,753)	-	-	-
SHARES AND WARRANTS ISSUED FOR CASH– NET OF ISSUANCE EXPENSES	37,359,230	37,359	7,870,422	-	-	7,907,781
SHARES ISSUED FOR SERVICES	1,730,540	1,731	819,606	-	-	821,337
CONTRIBUTIONS TO PAID IN CAPITAL	-	-	18,991	-	-	18,991
RECEIPTS ON ACCOUNT OF SHARES AND WARRANTS	-	-	6,061	-	-	6,061
SHARES ISSUED FOR CONVERSION OF CONVERTIBLE NOTE	550,000	550	274,450	-	-	275,000
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS	-	-	3,554,921	-	-	3,554,921
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS	-	-	615,882	-	-	615,882
DISCOUNT ON CONVERTIBLE NOTE RELATED TO BENEFICIAL CONVERSION FEATURE	-	-	108,000	-	-	108,000
OTHER COMPREHENSIVE LOSS	-	-		-	(16)	(16)
IMPUTED INTEREST	-	-	19,777	-	-	19,777
NET LOSS	-	-	-	-	(12,986,038)	(12,986,038)
BALANCE AS OF AUGUST 31, 2010	57,565,321	57,565	13,758,761	-	(12,986,054)	830,272
SHARES ISSUED FOR SERVICES RENDERED	730,636	731	226,838	-	-	227,569
SHARES AND WARRANTS ISSUED FOR CASH	11,808,626	11,808	3,682,404	-	-	3,694,212
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS	-	-	502,593	-	-	502,593
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS	-	-	26,733	-	-	26,733
IMPUTED INTEREST	-	-	3,782	-	-	3,782
NET LOSS	-	-	-	-	(1,561,245)	(1,561,245)
BALANCE AS OF AUGUST 31, 2011	70,104,583	70,104	18,201,111	-	(14,547,299)	3,723,916
SHARES ISSUED FOR SERVICES	299,000	299	91,561	-	-	91,860
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS	-	-	80,492	-	-	80,492
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS	-	-	73,707	-	-	73,707
UNREALIZED GAIN FROM AVAILABLE-FOR-SALE SECURITIES	-	-	-	15,869	-	15,869
NET LOSS	-	-	-	-	(2,014,259)	(2,014,259)
BALANCE AS OF MAY 31, 2012	70,403,583	$70,403	$18,446,871	15,869	$(16,561,558)	$1,971,585

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
U.S. dollars

	Nine months ended		Period from April 12, 2002 (inception date) through
	May 31,		May 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,014,259)	$(788,205)	$(16,561,558)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	17,384	22,840	123,491
Amortization of debt discount	-	-	108,000
Exchange differences	(1)	(6,120)	(2,669)
Stock based compensation	154,199	436,746	4,854,328
Common stock issued for services	91,860	227,569	1,139,956
Gain on sale of investment		(1,033,004)	(1,033,004)
Impairment of investment	-	-	434,876
Impairment of available for sales securities	43,111	-	240,523
Imputed interest	-	2,837	23,559
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(166,540)	(47,594)	(284,482)
Restricted cash	-	8	(16,000)
Accounts payable and accrued expenses	(85,435)	(98,775)	308,605
Liability of employee rights upon retirement	419	-	23,094
Provision for uncertain tax position	-	-	138,054
Total net cash used in operating activities	(1,959,262)	(1,283,698)	(10,503,227)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,129)	(1,475)	(125,612)
Acquisition of short-term investments	(500,000)	(1,690,952)	(5,928,382)
Funds in respect of employee rights upon retirement	(2,109)	-	(16,402)
Proceeds from sale of investment in Entera	450,000	-	450,000
Proceeds from sale of Short term investments	1,800,000	-	5,428,000
Lease deposits	-	2,407	(7,509)
Total net cash derived from (used in) investing activities	1,745,762	(1,690,020)	(199,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants - net of issuance expenses	-	3,694,212	11,655,693
Receipts on account of shares issuances	-	-	6,061
Proceeds from convertible notes	-	-	275,000
Proceeds from short term note payable	-	-	120,000
Payments of short term note payable	-	-	(120,000)
Shareholder advances	-	-	66,243
Net cash provided by financing activities	-	3,694,212	12,002,997

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(213,500)	720,494	1,299,865
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,513,365	1,199,638	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,299,865	$1,920,132	$1,299,865
Non cash investing and financing activities:
Shares issued for offering costs			$1,753
Contribution to paid in capital			$18,991
Discount on convertible note related to beneficial conversion feature			$108,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS, Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

a.	General:

1.
Oramed Pharmaceuticals, Inc. (the “Company”) was incorporated on April 12, 2002, under the laws of the State of Nevada. From incorporation until March 3, 2006, the Company was an exploration stage company engaged in the acquisition and exploration of mineral properties. On February 17, 2006, the Company entered into an agreement (the “First Agreement”) with Hadasit Medical Services and Development Ltd. ("Hadasit") to acquire a provisional patent related to a method of preparing insulin so that it may be taken orally to be used in the treatment of individuals with diabetes. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations. On March 11, 2011, Oramed was reincorporated from the State of Nevada to the State of Delaware.

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

2.
The accompanying unaudited condensed consolidated financial statements as of May 31, 2012 and for the nine months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. The accounting principles applied in the preparation of the condensed statements are consistent with those applied in the preparation of the annual financial statements, however the condensed statements do not include all the information and explanations required for the annual financial statements. Operating results for the nine months ended May 31, 2012, are not necessarily indicative of the results that may be expected for the year ending August 31, 2012.

ORAMED PHARMACEUTICALS, Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

3.	Going concern considerations

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (April 12, 2002) through May 31, 2012 of $16,561,558 as well as negative cash flow from operating activities. Presently, the Company does not have sufficient cash resources to meet its liquidity requirements in the twelve months following May 31, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of evaluating various financing alternatives as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that the Company will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing stockholders, as well as ongoing funding from the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of Israel ("OCS").

These condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

b.	Newly issued and recently adopted Accounting Pronouncements

1.
In May 2011, the Financial Accounting Standard Board ("FASB") issued an accounting update that amends ASC No. 820, "Fair Value Measurement" regarding fair value measurements and disclosure requirements. The amendments are effective during interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. The Company adopted the accounting update beginning in the third quarter of fiscal year 2012. As applicable to the Company, the adoption of the new guidance did not have any material impact on the consolidated financial statements.

2.
In June 2011, the FASB issued an update to ASC No. 220, “Presentation of Comprehensive Income,” which eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity. The Company can elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted. In December 2011, the FASB issued another update on the topic, which deferred the effective date pertaining only to the presentation of reclassification adjustments on the face of the financial statements. The accounting update will be applicable to the Company beginning in the first quarter of fiscal year 2013. The adoption of the new guidance is not expected to have a material impact on the consolidated financial statements.

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

On July 8, 2009 the Company entered into a third agreement with Hadasit, Prof. Itamar Raz and Dr. Miriam Kidron ("the Third Agreement"), to retain consulting and clinical trial services from Hadasit. According to the Third Agreement, Hadasit was entitled to total consideration of $400,000 to be paid by Oramed. $200,000 of this amount was agreed in the terms of the First Agreement, and the remaining of $200,000 was paid in accordance with the actual progress of the study. The total amount was paid through May 31, 2011.

On September 11, 2011, the Company entered into a fourth agreement with Hadasit, Dr. Miriam Kidron and Dr. Daniel Schurr (the "Fourth Agreement"), to retain consulting and clinical trial services. According to the Fourth Agreement, Hadasit will be entitled to consideration of $200,000 to be paid by the Company, none of which was recognized or paid through May 31, 2012.

b.
On March 18, 2012, the Subsidiary entered into a lease agreement for its office facilities in Israel. The lease agreement is for a period of 57 months commencing January 1, 2012. The monthly lease payment will be NIS 3,400 in 2012, NIS 4,225 in 2013 and NIS 5,610 from 2014 onwards, and will be linked to the increase in the Israeli consumer price index (as of May 31, 2012, the monthly payment in the Company's functional currency is $876, the future annual lease payments under the agreement will be $13,064 - $17,346).

As security for its obligation under the lease agreements the Subsidiary provided a bank guarantee in an amount equal to three monthly lease payments, valid until November 30, 2016.

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

On February 26, 2012, the parties entered into an amendment agreement, according to which the Subsidiary paid the remaining $51,000 of the Original Agreement upon execution of the amendment agreement. In addition, beginning March 1, 2012 and until submission of the IND, the Subsidiary will pay ADRES a monthly fee of approximately $3,600. The Company recognized the $51,000 as an expense in the second quarter of 2012.

d.
On February 10, 2010, the Subsidiary entered into an agreement with Vetgenerics Research G. Ziv Ltd., a clinical research organization, to conduct a toxicology trial on its oral insulin capsules. The total cost estimated for the studies is €107,100 ($132,938) of which €89,293 ($110,835) was paid through May 31, 2012.

e.
On February 15, 2011, the Subsidiary entered into a consulting agreement with a third party (the "Consultant”) for a period of five years, pursuant to which the Consultant will provide consultation on scientific and clinical matters. The Consultant is entitled to a fixed monthly fee of $8,000, royalties of 8% of the net royalties actually received by the Subsidiary in respect of the patent that was sold to Entera on February 22, 2011 and an option to purchase up to 250,000 shares of common stock, par value $0.001 per share, of the Company at an exercise price of $0.50 per share. The option vest in five annual installments commencing February 16, 2012 and expire on February 16, 2021. The initial fair value of the option on the date of grant was $71,495, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 113.80%; risk-free interest rates of 3.42%; and the remaining expected term of 10 years. The fair value of the options granted is remeasured at each balance sheet reporting date and is recognized over the related service period using the straight-line method.

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

g.
On June 22, 2011, the Subsidiary issued a purchase order to SAFC Pharma for producing one of its oral capsule ingredients in the amount of $600,000, $170,000 of which was recognized through May 31, 2012.

h.
On August 15, 2011, the Company entered into a consulting agreement with a third party for a period of nine months, pursuant to which such consultant provided investor relations services and received a monthly cash fee of $4,000, and an additional $3,000 in the first month. In addition, the Advisor was issued 249,000 shares of the Company's common stock in three equal installments over the engagement period, commencing November 2011. See also note 4.

i.
On December 12, 2011, the Subsidiary entered into a Supply Agreement with Swiss Caps AG ("Swiss Caps"), according to which, Swiss Caps will manufacture insulin capsules for a total consideration of CHF 395,000 (approximately $424,000) of which CHF 340,000 (approximately $365,000) was paid and recognized through May 31, 2012.

j.
On February 15, 2012, the Company entered into an advisory agreement with a third party for a period of one year, pursuant to which such third party will provide investors relations services and will be entitled to a share based compensation as follows: 300,000 shares of common stock of the Company will be issued in six installments over the engagement period, commencing February 15, 2012, and a warrant to purchase 750,000 shares of common stock of the Company. The warrant has a term of five years and an exercise price of $0.50 per share and will vest in 12 monthly installments over the term of the agreement. As to an amendment to the agreement and issuance of shares, see also note 6.

k.	Grants from Bio-Jerusalem

The Subsidiary is committed to pay royalties to Bio-Jerusalem fund on proceeds from future sales at a rate of 4% and up to 100% of the amount of the grant received by the Company (Israeli CPI linked) at the total amount of $52,733.  As of May 31, 2012, the Subsidiary had not yet realized any revenues and did not incur any royalty liability.

For the nine month period ended May 31, 2012, there were no grants received from the Bio-Jerusalem fund.

ORAMED PHARMACEUTICALS, Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - COMMITMENTS (continued):

l.	Grants from the OCS

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

As of May 31, 2012, the Subsidiary had not yet realized any revenues from such product and did not incur any royalty liability. The total amount that was actually received through May 31, 2012 was $1,238,740.

For the nine month period ended May 31, 2012, the research and development expenses are presented net of OCS grants, in the total amount of $260,993.

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

Financial items carried at fair value as of May 31, 2012 and August 31, 2011 are classified in the tables below in one of the three categories described above:

	Fair value measurements at reporting date using
	Level 1	Level 2	Level 3	Total
Marketable securities:
May 31, 2012	$357,323	-	-	$357,323
August 31, 2011	-	-	$384,565	$384,565

The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs:

Nine months ended
May 31,
2012
Unaudited
Carrying value at the beginning of the period	$384,565
Reclassification to level 1	(384,565)
Carrying value at the end of the period	-

During the year ended August 31, 2011, the Company recorded, initially, the decline in the fair value of its available-for-sale marketable securities, in the amount of $197,412, to equity, as other comprehensive loss, then,  in the fourth quarter of 2011, as a result of a substantial and prolonged decrease in the market value of the security reclassified such unrealized loss to earnings,  to reflect the other than temporary impairment of these securities.

During the second quarter of fiscal 2012 an additional other-than-temporary impairment was recognized due to the continuous decline in the fair value of the security. Subsequent increase in the fair value during the third quarter of fiscal 2012 has been carried to other comprehensive income.

ORAMED PHARMACEUTICALS, Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 - STOCK HOLDERS’ EQUITY:

On each of December 12, 2011, March 14, 2012 and May 15, 2012, the Company issued 83,000 shares of its common stock to an advisor as remuneration for services provided. The fair value of the shares of common stock at the dates of grant was $24,900, $26,560 and $24,900, respectively. See also note 2h.

On March 14, 2012, the Company issued 50,000 shares of its common stock to an advisor as remuneration for services provided. The fair value of the shares at the date of grant was $15,500. See also note 2j.

NOTE 5 - EARNINGS PER SHARE:

Basic earnings per share is computed by dividing net loss attributable to the Company by the weighted average number of ordinary shares outstanding during the period.

During the nine month period ended May 31, 2011 and the three and nine-month periods ended May 31, 2012, the Company reported net losses; therefore, no common stock equivalents were included in the computation of diluted net loss per share for these periods, since such inclusion would have been antidilutive.

In computing diluted earnings per share for the three months ended May 31, 2011, basic earnings per share was adjusted to take into account the potential dilution that could occur upon: (i) the exercise of options granted under employee stock compensation plans using the treasury stock method; and (ii) the conversion of the remaining convertible warrants by adding the weighted average number of shares issuable upon assumed conversion of the options and warrants.

The net income and the weighted average number of shares used in the computation of basic and diluted earnings per share for the three months ended May 31, 2011 are as follows:

Three months ended
May 31, 2011

Net income used for the computation of basic and diluted earnings per share	$457,370

Weighted average number of shares used in the computation of basic earnings per share	69,049,995
Add:
Additional shares from the assumed exercise of warrants	3,360,644
Weighted average number of shares used in the computation of diluted earnings per share	72,410,339

NOTE 6 - SUBSEQUENT EVENTS:

On July 3, 2012, the Company and a third party entered into an amendment to the agreement that is described in note 2j, according to which, the original agreement will be extended until July 3, 2013 (unless terminated earlier by one of the parties), and a new payment schedule was determined for the remainder of the share based compensation described in the said note until the end of the new term of the agreement. The Company records expenses in respect of this warrant during the term of the services.

On July 5, 2012, the Company issued 50,000 shares of its common stock, to that third party as remuneration for services provided. The fair value of the shares at the date of grant was $15,000.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under "Item 1A – Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011, and filed with the Securities and Exchange Commission or the SEC or Commission, on November 29, 2011, as well as those discussed elsewhere in our annual report and in this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report on Form 10-Q which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Recent Business Developments

On September 11, 2011, we entered into a fourth agreement with Hadasit Medical Services and Development Ltd., or Hadasit, Dr. Miriam Kidron and Dr. Daniel Schurr, or the Fourth Agreement, to facilitate clinical trials and provide other services. According to the Fourth Agreement, Hadasit will be entitled to a lump sum consideration of $200,000 to be paid in accordance with the actual progress of the study, none of which was recognized or paid through May 31, 2012.

On December 12, 2011, we entered into a supply agreement with Swiss Caps AG, or Swiss Caps, according to the which, Swiss Caps will manufacture insulin capsules for total consideration of CHF 395,000 (approximately $424,000).

On January 10, 2012, we announced the filing of a provisional patent application with the U.S. Patent and Trademark Office for a combination therapy of our lead compound, ORMD0801 in combination with our oral exenatide formulation, ORMD0901.

On January 24, 2012 and May 16, 2012, we announced the issuance of patents by the Australian and Israeli Patent Offices that cover a part of our technology which allows for the oral delivery of peptides.

On February 1, 2012, we filed a provisional patent application with the U.S. Patent and Trademark Office for the composition of a key ingredient of our oral capsules.

On February 26, 2012, we entered into an amendment agreement with ADRES Advanced Regulatory Services Ltd., or ADRES, according to which we paid the remaining $51,000 of the original agreement with ADRES upon execution of the amendment agreement. In addition, beginning March 1, 2012 and until submission of the IND, we will pay ADRES a monthly fee of approximately $3,600.

In May 2012, Oramed Ltd. was awarded a grant amounting to a total net amount of New Israeli Shekels, or NIS, 2 million (approximately $540,000) from the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of Israel, or OCS, which was designated to support further research and development and clinical studies of our oral insulin capsule and oral GLP-1 analog from December 2011 to December 2012.

On May 29, 2012, we announced the issuance of a patent by the New Zealand Patent Office that covers oral exenatide compositions made using our technology.

Short Term Business Strategy

We plan to conduct further research and development on the technology covered by the patent application “Methods and Composition for Oral Administration of Proteins”, which we acquired from Hadasit in 2008 and which is pending in the United States., Canada, Europe and other  jurisdictions, as well as the other patents we have filed in various jurisdictions since then.  Through our research and development efforts, we are seeking to develop an oral dosage form that will withstand the harsh chemical environment of the stomach and intestines and will be effective in delivering active insulin for the treatment of diabetes. The enzymes and vehicles that are added to the insulin in the formulation process must not modify the insulin chemically or biologically, and the dosage form must be safe to ingest. We plan to continue to conduct clinical trials to show the effectiveness of our technology.  We intend to conduct the clinical trials necessary to file an Investigational New Drug, or IND, application with the U.S. Food and Drug Administration, or FDA.  Additional clinical trials are planned in Israel in order to substantiate our results. We also plan to conduct further research and development by deploying our proprietary drug delivery technology for the delivery of other polypeptides in addition to insulin, and to develop other innovative pharmaceutical products.

Long Term Business Strategy

If our oral insulin capsule or other drug delivery solutions show significant promise in clinical trials, we plan to ultimately seek a strategic commercial partner, or partners, with extensive experience in the development, commercialization, and marketing of insulin applications and/or other orally digestible drugs. We anticipate such partner or partners would be responsible for, or substantially support, late stage clinical trials (Phase 3) to increase the likelihood of obtaining regulatory approvals and registrations in the appropriate markets in a timely manner. We further anticipate that such partner, or partners, would also be responsible for sales and marketing of our oral insulin capsule in these markets. Such planned strategic partnership, or partnerships, may provide a marketing and sales infrastructure for our products as well as financial and operational support for global clinical trials, post marketing studies, label expansions and other regulatory requirements concerning future clinical development in the United States and elsewhere. Any future strategic partner, or partners, may also provide capital and expertise that would enable the partnership to develop new oral dosage form for other polypeptides. While our strategy is to partner with an appropriate party, no assurance can be given that any third party would be interested in partnering with us. Under certain circumstances, we may determine to develop one or more of our oral dosage form on our own, either world-wide or in select territories.

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

In April 2008, we commenced a non-FDA approved Phase 2A study to evaluate the safety and efficacy of our oral insulin capsule in type 2 diabetic volunteers at Hadassah Medical Center in Jerusalem. In August 2008, we announced the successful results of this trial.

In July 2008 we were granted approval by the Institutional Review Board Committee of Hadassah Medical Center in Jerusalem to conduct a non-FDA approved Phase 2A study to evaluate the safety and efficacy of our oral insulin capsule on type 1 diabetic volunteers. In September 2008, we announced the beginning of this trial. In July 2009 we reported positive results from this trial.

In April 2009, we entered into a consulting service agreement with ADRES (which was amended in February 2012), pursuant to which ADRES will provide services for the purpose of filing an IND application with the FDA for a Phase 2 study according to the FDA requirements. The FDA approval process and, if approved, registration for commercial use as an oral drug can take several years.

In May 2009, we commenced a non-FDA approved Phase 2B study in South Africa to evaluate the safety, tolerability and efficacy of our oral insulin capsule on type 2 diabetic volunteers. In May 2010, we reported that the capsule was found to be well tolerated and exhibited a positive safety profile. No cumulative adverse effects were reported throughout this first study of extended exposure to the capsule.

In February 2010, we entered into agreements with Vetgenerics Research G. Ziv Ltd., a clinical research organization, to conduct a toxicology trial on our oral insulin capsules. In March 2011, we reported that we successfully completed the resulting comprehensive toxicity study for our oral insulin capsule. The study was completed under conditions prescribed by the FDA Good Laboratory Practices regulations.

In September 2010, we reported the successful results of an exploratory clinical trial testing the effectiveness of our oral insulin capsule in type 1 diabetes patients suffering from uncontrolled diabetes.  Unstable or labile diabetes is characterized by recurrent, unpredictable and dramatic blood glucose swings often linked with irregular hyperglycemia and sometimes serious hypoglycemia affecting type 1 diabetes patients.  This newly completed exploratory study was a proof of concept study for defining a novel indication for ORMD0801. We believe the encouraging results justify further clinical development of ORMD0801 capsule application toward management of uncontrolled diabetes.

We intend to file an IND application with the FDA for Phase 2 clinical studies of our orally ingested insulin during the fourth calendar quarter of 2012. If we do not receive comments from the FDA on our IND application within 30 days from submission, we intend to immediately commence an FDA approved Phase 2 study to evaluate the safety, tolerability and efficacy of our oral insulin capsule on type 2 diabetic volunteers.

In January 2012, we filed a provisional patent application with the U.S. Patent and Trademark Office for a combination therapy of our lead compound, ORMD0801, in combination with our oral GLP-1 analog formulation, ORMD0901. In February 2012, we filed a provisional patent application with the U.S. Patent and Trademark Office for the composition of a key ingredient of our oral capsules. We also hold two patents issued by the Australian and Israeli Patent Offices that cover part of our technology which allows for the oral delivery of peptides.

In February 2012, we filed a provisional patent application with the U.S. Patent and Trademark Office for the composition of a key ingredient of our oral capsules.

GLP-1 Analog

In September 2008 we announced the launch of pre-clinical trials of ORMD0901, an analog for GLP-1, a gastrointestinal hormone.  The pre-clinical trials include animal studies which suggest that the GLP-1 analog (exenatide-4) when combined with Oramed’s absorption promoters is absorbed through the gastrointestinal tract and retains its biological activity.

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

In September 2009, we received approval from the Institutional Review Board in Israel, or IRB, to commence human clinical trials of an oral GLP-1 analog. The approval was granted after successful pre-clinical results were reported. The trials are being conducted on healthy volunteers at Hadassah University Medical Center in Jerusalem. Oramed’s first-in-humans clinical trial is testing the safety and efficacy of ORMD0901, an encapsulated oral GLP-1 analog formulation.  The study monitored the responses of healthy males to a single dose delivered 60 minutes before a glucose load and was completed in December 2009.  ORMD0901 was well tolerated by all subjects and demonstrated physiological activity, as extrapolated from ensuing subject insulin levels when compared to those observed after treatment with placebo.

In June 2012, we presented an abstract, which reported on the impact of our oral insulin capsule ORMD0801 delivered in combination with our oral exenatide capsule ORMD0901.  The work that was presented assessed the safety and effectiveness of a combination of oral insulin and oral exenatide treatments delivered to pigs prior to food intake.  The drug combination resulted in significantly improved blood glucose regulation when compared to administration of each drug separately.

Raw Materials

Our oral insulin capsule is currently manufactured by Swiss Caps pursuant to a supply agreement.

In May 2010, our wholly-owned Israeli subsidiary, Oramed Ltd., entered into an agreement with SAFC Pharma, or SAFC, to develop a process to produce one of our oral capsule ingredients and in June, 2011, Oramed Ltd. issued a purchase order to SAFC for producing the ingredient.

In July 2010, Oramed Ltd. entered into a manufacturing supply agreement, or the MSA, with Sanofi-Aventis Deutschland GMBH, or Sanofi-Aventis. According to the MSA, Sanofi-Aventis will supply Oramed Ltd. with specified quantities of recombinant human insulin to be used for clinical trials in the United States.

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

Patents and Licenses

We maintain a proactive intellectual property strategy which includes patent filings in multiple jurisdictions, including the United States and other commercially significant markets. We hold 36 patent applications currently pending, with respect to various compositions, methods of production and oral administration of proteins and exenatide. Expiration dates for pending, if granted, patents will fall between 2026 and 2032.

In January 2012, we filed a provisional patent application with the U.S. Patent and Trademark Office for a combination therapy of our lead compound, ORMD0801 in combination with our oral GLP-1 analog  formulation, ORMD0901. We also hold three patents issued by the Australian, Israeli and New Zealand Patent Offices that cover a part of our technology which allows for the oral delivery of peptides.

In February 2012, we filed a provisional patent application with the U.S. Patent and Trademark Office for the composition of a key ingredient of our oral capsules.

We hold one patent issued by the New Zealand Patent Office that covers part of our technology with respect to oral exenatide compositions.

Consistent with our strategy to seek protection in key markets worldwide, we have been and will continue to pursue the patent applications and corresponding foreign counterparts of such applications.  We believe that our success will depend on our ability to obtain patent protection for our intellectual property.

Our patent strategy is as follows:

•  Aggressively protect all current and future technological developments to assure strong and broad protection by filing patents and/or continuations in part as appropriate,

•  Protect technological developments at various levels, in a complementary manner, including the base technology, as well as specific applications of the technology, and

•  Establish comprehensive coverage in the United States and in all relevant foreign markets in anticipation of future commercialization opportunities.

We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. Our policy is to require our employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers, members of our board of directors, technical review board and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. We also require signed confidentiality or material transfer agreements from any company that is to receive our confidential information. In the case of employees, consultants and contractors, the agreements provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our Company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

Partnerships and Collaborative Arrangements

We believe that working together with strategic partners will expedite product formulation, production and approval.

In February 2006, we entered into an agreement with Hadasit to facilitate clinical trials and provide other services.

In January 2008, we entered into an additional agreement with Hadasit to acquire the patent application “Methods and Composition for Oral Administration of Proteins”.

During April 2008, Oramed Ltd entered into a five year master services agreement with SAFC, an operating division of Sigma-Aldrich, Inc., a leading developer, manufacturer and distributor of chemicals and biochemicals, pursuant to which SAFC is providing services for individual projects, which may include strategic planning, expert consultation, clinical trial services, statistical programming and analysis, data processing, data management, regulatory, clerical, project management, central laboratory services, pre-clinical services, pharmaceutical sciences services, and other research and development services.

In April 2009, Oramed Ltd. entered into a consulting service agreement with ADRES pursuant to which ADRES will provide services for the purpose of filing an IND application with the FDA for a Phase 2 study in accordance with FDA requirements. In February 2012, we entered into an amendment agreement with ADRES, according to which we paid the remaining $51,000 of the original agreement upon execution of the amendment agreement. In addition, beginning March 1, 2012 and until submission of the IND, we will pay ADRES a monthly fee of approximately $3,600.

In July 2009, we entered into an additional agreement with Hadasit to facilitate additional clinical trials to be performed at Hadassah Medical Center in Jerusalem.

In February 2010, Oramed Ltd entered into agreements with Vetgenerics Research G. Ziv Ltd., a clinical research organization, to conduct a toxicology trial on our oral insulin capsules.

In May 2010, Oramed Ltd entered into an additional agreement with SAFC to develop a process to produce one of our oral capsule ingredients.

In July 2010, Oramed Ltd. entered into the MSA with Sanofi-Aventis. Pursuant to the MSA, Sanofi-Aventis will supply Oramed Ltd. with specified quantities of recombinant human insulin to be used for clinical trials in the United States.

In May 2011, we entered into a consulting agreement with a third party for a period of 12 months, pursuant to which such consultant provided investor relations services and received a monthly cash fee of $4,000.  In addition, the consultant received a warrant to purchase up to 32,000 shares of our common stock. The warrant has a term of five years and an exercise price of $0.50 per share and will vest in 12 installments during the period from October 2011 to May 2016.

In August 2011, we entered into a consulting agreement with a third party for a period of nine months, pursuant to which such consultant provided investor relations services and received a monthly cash fee of $4,000, and an additional $3,000 in the first month. In addition, the consultant was issued 249,000 shares of our common stock in three installments over the engagement period, commencing November 2011.

In September 2011, we entered into the Fourth Agreement to facilitate clinical trials and provide other services. According to the Fourth Agreement, Hadasit will be entitled to a lump sum consideration of $200,000 that will be paid in accordance with the actual progress of the study.

In December 2011, we entered into a supply agreement according to which Swiss Caps will manufacture insulin capsules for total consideration of CHF 395,000 (approximately $424,000).

In February 2012, we entered into an advisory agreement with a third party advisor for a period of one year, pursuant to which the advisor will provide investor relations services and will be entitled to share based compensation as follows: 300,000 shares of our common stock will be issued in six installments over the engagement period, commencing as of February 15, 2012, and a warrant to purchase 750,000 shares of our common stock. The warrant has a term of five years and an exercise price of $0.50 per share and will vest in 12 monthly installments over the term of the agreement.  50,000 of the shares were issued and 250,000 warrants were vested by May 31, 2012. On July 3, 2012, we entered into an amendment to the agreement, according to which the original agreement was extended until July 3, 2013 (unless terminated earlier by one of the parties), and a new payment schedule was determined for the remainder of the share based compensation described above until the end of the new term of the agreement.

Out-Licensed Technology

In June 2010, our subsidiary, Oramed Ltd., entered into a joint venture agreement with D.N.A Biomedical Solutions Ltd. (formerly Laser Detect Systems Ltd), an Israeli company listed on the Tel Aviv Stock Exchange, or D.N.A, for the establishment of a new company to be called Entera Bio Ltd., or Entera.

Under the terms of a license agreement that was entered into between Oramed and Entera in August 2010, we out-licensed technology to Entera, on an exclusive basis, for the development of oral delivery drugs for certain indications to be agreed upon between the parties.  The out-licensed technology differs from our main delivery technology that is used for oral insulin and GLP-1 analog and is subject to different patent applications. Entera’s initial development effort is for an oral formulation for the treatment of osteoporosis. The license was royalty-free unless our ownership interest in Entera decreased to 30% or less of its outstanding share capital, in which case royalties would have been payable with respect to revenues derived from certain indications. Under certain circumstances, Entera may have received ownership of the licensed technology, in which case we would have received a license back on the same terms.

D.N.A initially invested $600,000 in Entera, and Entera was initially owned in equal parts by Oramed and D.N.A. Entera’s Chief Executive Officer, Dr. Phillip Schwartz, was granted options to purchase ordinary shares of Entera, reflecting 9.9% of Entera’s share capital, upon full exercise.

In March 2011, we consummated a transaction with D.N.A, whereby we sold to D.N.A 47% of Entera’s outstanding share capital on an undiluted basis. As consideration for the Entera shares, we received a promissory note issued by D.N.A in the principal amount of $450,000, with an annual interest rate of 0.45%, to be paid within four months after closing, and 8,404,667 ordinary shares of D.N.A, having an aggregate market value of approximately $581,977 as of March 31, 2011.  The promissory note was secured by a personal guarantee of the D.N.A majority shareholders and its term was extended in August 2011.  D.N.A paid off the promissory note in November 2011. The ordinary shares of D.N.A were restricted for six months from the closing. In addition, D.N.A invested $250,000 in our private placement investment round, which closed in March 2011, for which it received 781,250 shares of our common stock and five-year warrants to purchase 273,438 shares of common stock at an exercise price of $0.50 per share.

As part of the transaction with D.N.A, we entered into a patent transfer agreement (to replace the original license agreement upon closing) pursuant to which Oramed assigned to Entera all of its right, title and interest in and to the patent application that it had licensed to Entera in August 2010.  Under this agreement, Oramed Ltd. is entitled to receive from Entera royalties of 3% of Entera’s net revenues (as defined in the agreement) and a license back of that patent application for use in respect of diabetes and influenza.

In March 2011, Oramed, Entera and D.N.A terminated the joint venture agreement entered into in June 2010 in connection with the formation of Entera.

In September 2011, Entera reported successful Phase 1 clinical trial results. We believe the Phase 1 data supports the continued development of Entera’s oral osteoporosis drug. The Phase 1 clinical trial consisted of twelve healthy patients and was conducted at the Hadassah Medical Center in Jerusalem. No adverse events were reported.

Results of Operations

Going concern assumption

The financial statements appearing elsewhere in this quarterly report have been prepared assuming that we will continue as a going concern. We have net losses for the period from inception (April 12, 2002) through May 31, 2012 of $16,561,558, as well as negative cash flow from operating activities. Based upon our existing spending commitments, estimated at $5.1 million for the twelve months following May 31, 2012, and our cash availability, we do not have sufficient cash resources to meet our liquidity requirements through May 31, 2013. Accordingly, these factors raise substantial doubt about our ability to continue as a going concern. Management is in the process of evaluating various financing alternatives, as we will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing stockholders, as well as ongoing funding from the OCS.

The condensed consolidated financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

Critical accounting policies

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended August 31, 2011. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we prepared in accordance with U.S. generally accepted accounting principles. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Valuation of options and warrants: We grant options to purchase shares of our common stock to employees and consultants and issue warrants in connection with some of our financings and to certain other consultants.

We account for share-based payments in accordance with the guidance that requires awards classified as equity awards be accounted for using the grant-date fair value method. The fair value of share-based payment transactions is recognized as an expense over the requisite service period, net of estimated forfeitures. We estimate forfeitures based on historical experience and anticipated future conditions.

We elected to recognize compensation cost for an award with only service conditions that has a graded vesting schedule using the accelerated method based on the multiple-option award approach.

When stock options are granted as consideration for services provided by consultants and other non-employees, the transaction is accounted for based on the fair value of the consideration received or the fair value of the stock options issued, whichever is more reliably measurable, pursuant to the guidance. The fair value of the options granted is measured on each reporting date, and the gains (losses) are recorded to earnings over the related service period using the straight-line method.

Taxes on income: Deferred taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and tax bases of assets and liabilities under the applicable tax laws. Deferred tax balances are computed using the tax rates expected to be in effect when those differences reverse. A valuation allowance in respect of deferred tax assets is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a full valuation allowance with respect to our deferred tax assets.

Regarding our subsidiary, Oramed Ltd., relevant accounting guidance prohibits the recognition of deferred tax liabilities or assets that arise from differences between the financial reporting and tax bases of assets and liabilities that are measured from the local currency into dollars using historical exchange rates, and that result from changes in exchange rates or indexing for tax purposes. Consequently, the abovementioned differences were not reflected in the computation of deferred tax assets and liabilities.

Comparison of nine and three month periods ended May 31, 2012 and 2011

The following table summarizes certain statements of operations data for the Company for the nine month and three month periods ended May 31, 2012 and 2011:

	Nine months ended		Three months ended
Operating Data:	May 31,		May 31,
	2012	2011	2012	2011

Research and development costs	$1,407,878	$1,146,808	$456,177	$310,318
Less: Government grants	(263,463)	(277,642)	(206,425)	(68,968)
Research and development costs, net	1,144,415	869,166	249,752	241,350
General and administrative expenses	802,273	971,143	290,668	350,127
Gain on sale of investment	-	(1,033,004)	-	(1,033,004)
Impairment of available for sale securities	43,111	-	-	-
Financial expense (income), net	24,460	(19,100)	9,945	(15,843)
Net loss (income) for the period	$2,014,259	$788,205	$550,365	$(457,370)

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

Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. We outsource a substantial portion of our clinical trial activities, utilizing external entities such as contract research organizations, or CROs, independent clinical investigators, and other third-party service providers to assist us with the execution of our clinical studies.

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

In August 2009, Oramed Ltd. was awarded a government grant amounting to a total net amount of NIS 3.1 million (approximately $813,000), from the OCS. This grant was used for research and development expenses for the period of February 2009 to June 2010. The funds were used by us to support further research and development and clinical study of our oral insulin capsule and oral GLP-1-analog. In December 2010, Oramed Ltd. was awarded another grant amounting to a total net amount of NIS 2.9 million (approximately $807,000) from the OCS, which was designated for research and development expenses for the period of July 2010 to November 2011. In May 2012, Oramed Ltd. was awarded another grant amounting to a total net amount of NIS 2 million (approximately $540,000) from the OCS, which was designated for research and development expenses for the period of December 2011 to December 2012. We used the funds to support further research and development and clinical study of our oral insulin capsule and oral GLP-1-analog. The two grants are subject to repayment according to the terms determined by the OCS and applicable law.  See "--Government Grants" below. In December 2011, Oramed Ltd. applied for a third grant. The application is currently being assessed by the OCS committees.

During the nine months ended May 31, 2012, net research and development expenses totaled $1,144,415, compared to $869,166 for the nine months ended May 31, 2011. The increase is attributed to the preparation for the FDA approved Phase 2 study that will follow the expected IND filing in the fourth calendar quarter of 2012, that caused an increase of $414,000. The increase in development expenses was partially offset by a decrease in stock based compensation costs due to amortization of options granted in the prior period. The research and development costs include stock based compensation costs, which during the nine months ended May 31, 2012 totaled $53,111 as compared to $210,847 during the nine months ended May 31, 2011.

The increase in research and development expenses during the three months ended May 31, 2012, as compared to the three months ended May 31, 2011 is attributable to the same reasons mentioned above.

Government Grants

In the nine and three months ended May 31, 2012, we recognized research and development grants in an amount of $263,463 and $206,425, respectively and in the nine and three months ended May 31, 2011, we recognized research and development grants in an amount of $277,642 and $68,968, respectively.  As of May 31, 2012, we had no contingent liabilities to the OCS.

Grants from Bio-Jerusalem

We are committed to pay royalties to Bio-Jerusalem fund on proceeds from future sales at a rate of 4% and up to 100% of the amount of the grant received by the Company (Israeli CPI linked) in the total amount of $52,733.  As of May 31, 2012, we had not yet realized any revenues and did not incur any royalty liability.

For the nine months period ended May 31, 2012, there were no grants received from the Bio-Jerusalem fund and in the nine months period ended May 31, 2011, we received $20,950 from said fund.

General and administrative expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, traveling, business development costs, insurance expenses and other general costs.

For the nine months ended May 31, 2012, general and administrative expenses totaled $802,273 compared to $971,143 for the nine months ended May 31, 2011. Costs incurred related to general and administrative activities during the nine months ended May 31, 2012, reflect a decrease in professional fee expenses of net $43,000 as well as stock options granted to employees and consultants. The decrease in general and administrative expenses was partially offset by an increase in investor relations costs, most of which were paid with share based compensation. During the nine months ended May 31, 2012, as part of our general and administrative expenses, we incurred $101,088 related to stock options granted to employees and consultants, as compared to $225,899 during the nine months ended May 31, 2011.

The increase in general and administrative expenses during the three months ended May 31, 2012 as compared to the three months ended May 31, 2011, is attributable to the same reasons mentioned above.

Financial income/expense, net

In the nine and three months ended May 31, 2012 we incurred losses from exchange rate difference as well as bank charges that were partially offset by interest income on available cash and cash equivalents.  In the nine and three months ended May 31, 2011, we received higher amount of interest income on available cash and cash equivalents which was offset by bank charges.

Liquidity and Capital Resources

From inception through May 31, 2012, we incurred losses in an aggregate amount of $16,561,558. We have financed our operations through the private placements of equity and debt financing, raising a total of $11,655,693, net of transaction costs. We will seek to obtain additional financing through similar sources. As of May 31, 2012, we had $1,299,865 of available cash as well as $500,005 in short term interest bearing investments. We anticipate that we will require approximately $5.1 million to finance our activities during the twelve months following May 31, 2012.

Management is in the process of evaluating various financing alternatives as we will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing stockholders as well as through additional funding from the OCS.

During the nine month period ended May 31, 2012, cash and cash equivalents decreased by $213,500 from the $1,513,365 reported as of August 31, 2011, which is due to the reasons described below. Cash balances decreased in the three months ended May 31, 2012 for the reasons presented below.

Operating activities used cash of $1,959,262 in the nine months ended May 31, 2012. Cash used for operating activities in the nine months ended May 31, 2012 primarily consisted of net loss partially offset by stock based compensation adjustments.

During the nine months period ended May 31, 2012 we received approximately $158,672 from the OCS towards our research and development expenses.  The OCS has supported our activity in the past three years.

In the nine month period ended May 31, 2012, we issued a total of 299,000 shares of common stock to third parties for services rendered. The value of those shares of common stock was $91,860.

Investing activities provided cash of $1,745,762 in the nine months ended May 31, 2012. Cash provided by investing activities consisted primarily of proceeds from short-term bank deposits and proceeds from sale of our investment in Entera.

There were no financing activities during the nine months ended May 31, 2012.

During fiscal years 2010 and 2011 we issued a total of 927,387 shares of common stock to various third party vendors for services rendered. The aggregate value of those shares was approximately $290,529.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Planned Expenditures

The estimated expenses referenced herein are in accordance with our business plan. Since our technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the twelve months beginning June 1, 2012 are as follows:

Category:	Amount

Research and development costs, net	$3,940,000
General and administrative expenses	1,124,000
Financial expenses, net	6,000
Total	$5,070,000

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

Employment and Consulting Agreements

In February 2012, we entered into an advisory agreement with a third party for a period of one year, pursuant to which such third party will provide investor relations services and will be entitled to share based compensation as follows: 300,000 shares of our common stock will be issued in six installments over the engagement period, commencing as of February 15, 2012, and a warrant to purchase 750,000 shares of our common stock. The warrant has a term of five years and an exercise price of $0.50 per share and will vest in 12 monthly installments over the term of the agreement. On July 3, 2012, we entered into an amendment to the agreement, according to which, the original agreement was extended until July 3, 2013 (unless terminated earlier by one of the parties), and a new payment schedule was determined for the remainder 250,000 shares of our common stock that were not issued until the date of the amendment agreement and a warrant to purchase 437,500 shares of our common stock that was not vested until said date, until the end of the new term of the agreement.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2012. Our company has inherent limitations of our company, derived from our small size and the limited number of employees, resulting in problems with our segregation of duties. Specifically, our CFO serves as our only qualified internal accounting and financial reporting personnel and as such performs all accounting and financial reporting functions without the benefit of independent checks, confirmations or backup other than bookkeeping functions performed by an outside accounting firm. Based on such review, our chief executive officer and chief financial officer have determined that the Company did not have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	On March 14, 2012, we issued 133,000 shares of our common stock, valued at $38,570, in the aggregate, to two third parties for services rendered and to be rendered.

(b)	On May 15, 2012, we issued 83,000 shares of our common stock, valued at $24,900, in the aggregate, to a third party for services rendered.

The above issuances and sales were exempt under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6 - EXHIBITS

Number	Exhibit
31.1 *	Certification Statement of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended..
31.2 *	Certification Statement of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1 **	Certification Statement of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350,
32.2 **	Certification Statement of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101 **
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2012, filed on July 10, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

___________________

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORAMED PHARMACEUTICALS INC. Registrant
Date: July 12, 2012	By:	/s/ Nadav Kidron
Nadav Kidron
President, Chief Executive Officer and Director
Date: July 12, 2012	By:	/s/ Yifat Zommer
Yifat Zommer
Chief Financial Officer