Form 10-K/A
period 2012-08-31
ORAMED PHARMACEUTICALS INC.
filed 2012-12-21
CIK 1176309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or this Amendment, to Oramed Pharmaceuticals Inc.’s, or we or our, Annual Report on Form 10-K, or the Initial Form 10-K, for the year ended August 31, 2012, originally filed with the Securities and Exchange Commission, or the Commission, on December 12, 2012 (Commission File No. 000-50298), is being filed solely for the purposes of (i) revising the descriptions of Exhibits 4.2, 10.8, 10.20, 10.21, 31.1, 31.2, and 101.1 in the Exhibit list contained in Item 15(b) of the Initial Form 10-K to correct certain clerical errors, (ii) revising Exhibits 10.8, 10.19, 10.20 and 10.23 to include certain schedules and attachments that were previously inadvertently omitted, (iii) revising Exhibits 10.8, 10.19 and 10.23 to correct typographical errors on pages 9, 25 and 12, respectively, thereof, (iv) revising Exhibits 10.7, 10.8 and 10.20 to include conformed signatures, (v) revising Exhibit 23.2 to correct the Form S-8 registration number referred to therein and (vi) listing Exhibits 4.3 and 4.6 that were previously inadvertently omitted.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment restates in its entirety Item 15(b) of the Initial Form 10-K and contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed herewith.  Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of such certifications have been omitted.

This Amendment does not reflect events occurring after the filing of the Initial Form 10-K or modify or update the disclosures contained in the Initial Form 10-K in any way other than as discussed above.

We hereby amend and restate Item 15(b) of the Initial Form 10-K as follows:

(b)              Exhibits

3.1	Certificate of Incorporation (incorporated by reference from our current report on Form 8-K filed March 14, 2011).

3.2	By-laws (incorporated by reference from our current report on Form 8-K filed March 14, 2011).

4.1	Specimen Stock Certificate (incorporated by reference from our registration statement on Form S-1 filed March 24, 2011).

4.2
Common Stock Purchase Warrant issued to Attara Fund, Ltd. on January 10, 2011, and transferred to Regals Fund LP on March 11, 2012 (incorporated by reference from our quarterly report on Form 10-Q filed January 13, 2011).

4.3*	Amendment No. 1, dated August 28, 2012, to Common Stock Purchase Warrant transferred to Regals Fund LP on March 11, 2012.

4.4	Form of Common Stock Purchase Warrant used in 2010-2011 private placement (incorporated by reference from our registration statement on Form S-1 filed March 24, 2011).

4.5	Form of Common Stock Purchase Warrant used in 2012 private placements (incorporated by reference from our annual report on Form 10-K filed December 12, 2012).

4.6	Form of Common Stock Purchase Warrant issued to Regals Fund LP (incorporated by reference from Exhibit 10.20 to this Amendment No. 1 on Form 10-K/A filed December 21, 2012).

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

10.3+	Oramed Pharmaceuticals Inc. 2008 Stock Incentive Plan (incorporated by reference from our current report on Form 8-K filed on July 2, 2008).

10.4+	Form of Notice of Stock Option Award and Stock Option Award Agreement (incorporated by reference from our current report on Form 8-K filed on July 2, 2008).

10.5+	Employment Agreement dated as of April 19, 2009, by and between Oramed Ltd. and Yifat Zommer (incorporated by reference from our current report on Form 8-K filed on April 22, 2009).

10.6	Consulting Service Agreement dated April 21, 2009, between Oramed Ltd. and ADRES Advanced Regulatory Services Ltd. (incorporated by reference from our current report on Form 8-K filed April 22, 2009).

10.7*	Amendment to Consulting Service Agreement dated February 26, 2012, between Oramed Ltd. and ADRES Advanced Regulatory Services Ltd.

10.8*+	Clinical Trial Agreement dated September 11, 2011, between Oramed Ltd., Hadasit Medical Research Services and Development Ltd., Miriam Kidron and Daniel Schurr.

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

10.18+	Agreement dated June 21, 2011, with Dr. Michael Berelowitz (incorporated by reference from our current report on Form 8-K filed June 22, 2011).

10.19*	Form of Securities Purchase Agreement used in 2012 private placements.

10.20*	Securities Purchase Agreement used in 2012 private placement with Regals Fund LP.

10.21	Master Services Agreement dated September 27, 2012, between Oramed Ltd. and Medpace, Inc. (incorporated by reference from our annual report on Form 10-K filed December 12, 2012).

10.22
MEDPACE Task Order Number: 1 dated September 27, 2012, between Oramed Ltd. and Medpace, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from our annual report on Form 10-K filed December 12, 2012).

10.23*	Securities Purchase Agreement dated October 30, 2012, between Oramed Pharmaceuticals Inc. and D.N.A Biomedical Solutions Ltd.

21.1	Subsidiary (incorporated by reference from our annual report on Form 10-K filed December 12, 2012).

23.1	Consent of Kesselman & Kesselman, Independent Registered Public Accounting Firm (incorporated by reference from our annual report on Form 10-K filed December 12, 2012).

23.2*	Consent of Malone & Bailey, PC, Independent Registered Public Accounting Firm.

31.1#	Certification Statement of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2#	Certification Statement of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.3*	Certification Statement of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.4*	Certification Statement of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification Statement of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification Statement of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.1
The following financial statements from the Company’s annual report on Form 10-K for the year ended August 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv)  Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (incorporated by reference from our annual report on Form 10-K filed December 12, 2012).

____________________

*	Filed herewith.
**	Furnished with the Initial Form 10-K.
#	Filed with the Initial Form 10-K.
+	Management contract or compensation plan.

SIGNATURE

             Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

By:	/s/ Nadav Kidron
Nadav Kidron
President and Chief Executive Officer

Date: December 21, 2012