Form 10-Q
period 2012-11-30
ORAMED PHARMACEUTICALS INC.
filed 2012-12-26
CIK 1176309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

+ 972-2-566-0001
(Registrant’s Telephone Number, Including Area Code)

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

Yes ☐   No ☒

As of December 19, 2012 there were 86,505,020 shares of the issuer’s common stock, $.001 par value per share, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and the “Company” mean Oramed Pharmaceuticals Inc. and our wholly-owned Israeli subsidiary, Oramed Ltd., unless otherwise indicated.  All dollar amounts refer to U.S. Dollars unless otherwise indicated.

On November 30, 2012, the exchange rate between the NIS and the dollar, as quoted by the Bank of Israel, was NIS 3.81 to $1.00. Unless indicated otherwise by the context, statements in this Quarterly Report on Form 10-Q that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.
 (A development stage company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2012

ORAMED PHARMACEUTICALS INC.
 (A development stage company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2012

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
U.S. dollars

	November 30,	August 31,
	2012	2012
Assets
CURRENT ASSETS:
Cash and cash equivalents	$5,531,075	$4,430,740
Short term deposits	-	454,381
Marketable securities	1,064,808	200,311
Restricted cash	16,000	16,000
Accounts receivable - other	75,950	87,691
Prepaid expenses	18,804	2,307
Related parties	1,719	404
Grants receivable from the chief scientist	99,533	84,642
T o t a l current assets	6,807,889	5,276,476

LONG TERM DEPOSITS AND INVESTMENT	9,316	8,867
AMOUNTS FUNDED IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	5,165	4,740
PROPERTY AND EQUIPMENT, NET	2,497	4,768
T o t a l assets	$6,824,867	$5,294,851

Liabilities and stockholders' equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$287,302	$597,173
Account payable with former shareholder	47,252	47,252
T o t a l current liabilities	334,554	644,425

LONG TERM LIABILITIES:
Warrants	-	637,182
Employee rights upon retirement	12,174	6,959
Provision for uncertain tax position	228,272	228,272
	240,446	872,413
COMMITMENTS (note 2)

STOCKHOLDERS' EQUITY:
Common stock of $ 0.001 par value - authorized: 200,000,000 shares at November 30, 2012 and August 31, 2012; issued and outstanding: 86,505,020 shares at November 30, 2012 and 80,075,725 at August 31, 2012	86,504	80,075
Accumulated other comprehensive income	235,868	-
Additional paid-in capital	24,778,025	21,589,715
Deficit accumulated during the development stage	(18,850,530)	(17,891,777)
T o t a l stockholders' equity	6,249,867	3,778,013
T o t a l liabilities and stockholders' equity	$6,824,867	$5,294,851

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
U.S. dollars

			Period
			from April
			12, 2002
			(inception)
	Three months ended		through
	November 30,	November 30,	November 30,
	2012	2011	2012

RESEARCH AND DEVELOPMENT EXPENSES, net	$392,626	$184,016	$9,925,320
IMPAIRMENT OF INVESTMENT	-	-	434,876
GENERAL AND ADMINISTRATIVE EXPENSES	339,213	281,901	8,500,760
OPERATING LOSS	731,839	465,917	18,860,956
FINANCIAL INCOME	(72,244)	(6,954)	(279,402)
FINANCIAL EXPENSE	299,158	19,556	679,538
GAIN ON SALE OF INVESTMENT	-	-	(1,033,004)
IMPAIRMENT OF AVAILABLE- FOR-SALE SECURITIES	-	-	381,666
LOSS BEFORE TAXES ON INCOME	958,753	478,519	18,609,754
TAXES ON INCOME	-	-	240,776
NET LOSS FOR THE PERIOD	$958,753	$478,519	$18,850,530

OTHER COMPREHENSIVE INCOME, NET OF TAX:
SUBSEQUENT INCREASE IN THE FAIR VALUE OF AVAILABLE FOR SALE SECURITIES PREVIOUSLY WRITTEN DOWN AS IMPAIRED	(117,347)	(4,205)	(117,347)
UNREALIZED GAIN ON AVAILABLE FOR SALE SECURITIES	(118,521)	-	(118,521)
TOTAL OTHER COMPREHENSIVE INCOME	(235,868)	(4,205)	(235,868)

TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	$722,885	$474,314	$18,614,662

LOSS PER COMMON SHARE:
Basic and diluted	$0.01	$0.01

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED SHARES USED IN COMPUTATION OF LOSS PER SHARE:	81,912,357	70,104,583

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
U.S. dollars

					Deficit
				Accumulated	accumulated
	Common Stock		Additional	Other	during the	Total
			paid-in	Comprehensive	development	stockholders'
	Shares	$	capital	Income	stage	equity
BALANCE AS OF APRIL 12, 2002 (inception)	34,828,200	$34,828	$18,872	-	-	$53,700
CHANGES DURING THE PERIOD FROM APRIL 12, 2002 THROUGH AUGUST 31, 2007 :
SHARES CANCELLED	(19,800,000)	(19,800)	19,800	-	-	-
SHARES ISSUED FOR INVESTMENT IN ISTI-NJ	1,144,410	1,144	433,732	-	-	434,876
SHARES ISSUED FOR OFFERING COSTS	1,752,941	1,753	(1,753)	-	-	-
SHARES AND WARRANTS ISSUED FOR CASH– NET OF ISSUANCE EXPENSES	27,181,228	27,181	2,095,800	-	-	2,122,981
SHARES ISSUED FOR SERVICES	125,000	125	98,625	-	-	98,750
CONTRIBUTIONS TO PAID IN CAPITAL	-	-	18,991	-	-	18,991
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS	-	-	1,968,547	-	-	1,968,547
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS	-	-	177,782	-	-	177,782
DISCOUNT ON CONVERTIBLE NOTE RELATED TO BENEFICIAL CONVERSION FEATURE	-	-	108,000	-	-	108,000
OTHER COMPREHENSIVE LOSS	-	-		-	(16)	(16)
IMPUTED INTEREST	-	-	8,437	-	-	8,437
NET LOSS	-	-	-	-	(4,478,917)	(4,478,917)
BALANCE AS OF AUGUST 31, 2007	45,231,779	45,231	4,946,833	-	(4,478,933)	513,131
RECEIPTS ON ACCOUNT OF SHARES AND WARRANTS	-	-	6,061	-	-	6,061
SHARES ISSUED FOR CONVERSION OF CONVERTIBLE NOTE	550,000	550	274,450	-	-	275,000
SHARES AND WARRANTS ISSUED FOR CASH – NET OF ISSUANCE EXPENSES	10,178,002	10,178	5,774,622	-	-	5,784,800
SHARES ISSUED FOR SERVICES	293,025	293	115,817	-	-	116,110
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS	-	-	459,467	-	-	459,467
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS	-	-	203,982	-	-	203,982
IMPUTED INTEREST	-	-	3,780	-	-	3,780
NET LOSS	-	-	-	-	(2,769,271)	(2,769,271)
BALANCE AS OF AUGUST 31, 2008	56,252,806	56,252	11,785,012	-	(7,248,204)	4,593,060

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
U.S. dollars

					Deficit
				Accumulated	accumulated
			Additional	Other	during the	Total
	Common Stock		paid-in	Comprehensive	development	stockholders'
	Shares	$	capital	Income	stage	equity
BALANCE AS OF AUGUST 31, 2008	56,252,806	56,252	11,785,012	-	(7,248,204)	4,593,060
SHARES ISSUED FOR SERVICES RENDERED	203,904	204	152,724	-	-	152,928
SHARES TO BE ISSUED FOR SERVICES RENDERED	-	-	203,699	-	-	203,699
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS	-	-	436,025	-	-	436,025
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS	-	-	117,174	-	-	117,174
IMPUTED INTEREST	-	-	3,780	-	-	3,780
NET LOSS	-	-	-	-	(2,760,474)	(2,760,474)
BALANCE AS OF AUGUST 31, 2009	56,456,710	$56,456	$12,698,414	-	$(10,008,678)	$2,746,192
SHARES ISSUED FOR SERVICES RENDERED	1,108,611	1,109	248,741	-	-	249,850
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS	-	-	690,882	-	-	690,882
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS	-	-	116,944	-	-	116,944
IMPUTED INTEREST	-	-	3,780	-	-	3,780
NET LOSS	-	-	-	-	(2, 977, 376)	(2,977,376)
BALANCE AS OF AUGUST 31, 2010	57,565,321	$57,565	$13,758,761	-	$(12,986,054)	$830,272
SHARES ISSUED FOR SERVICES RENDERED	730,636	731	226,838	-	-	227,569
SHARES AND WARRANTS ISSUED FOR CASH*	11,808,626	11,808	3,682,404	-	-	3,694,212
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS	-	-	502,593	-	-	502,593
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS	-	-	26,733	-	-	26,733
IMPUTED INTEREST	-	-	3,782	-	-	3,782
NET LOSS	-	-	-	-	(1,561,245)	(1,561,245)
BALANCE AS OF AUGUST 31, 2011	70,104,583	70,104	18,201,111	-	(14,547,299)	3,723,916
SHARES ISSUED FOR SERVICES	349,000	349	107,511	-	-	107,860
SHARES AND WARRANTS ISSUED FOR CASH, INCLUDING RECLASSIFICATION OF WARRANTS	9,622,142	9,622	2,984,842	-	-	2,944,464
SHARES AND WARRANTS TO BE ISSUED FOR CASH	-	-	25,093	-	-	25,093
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS	-	-	200,866	-	-	200,866
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS	-	-	70,292	-	-	70,292
NET LOSS	-	-	-	-	(3,344,478)	(3,344,478)
BALANCE AS OF AUGUST 31, 2012	80,075,725	$80,075	$21,589,715	-	$(17,891,777)	$3,778,013

* Including 196,750 issued as finders' fee.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
U.S. dollars

					Deficit
				Accumulated	accumulated
			Additional	other	during the	Total
	Common Stock		paid-in	Comprehensive	development	stockholders'
	Shares	$	capital	Income	stage	equity
BALANCE AS OF AUGUST 31, 2012	80,075,725	$80,075	$21,589,715	-	$(17,891,777)	$3,778,013
SHARES AND WARRANTS ISSUED FOR CASH, NET	4,039,238	4,039	1,426,053	-	-	1,430,092
SHARES ISSUED FOR MARKETABLE SECURITIES	2,390,057	2,390	626,240	-	-	628,630
EXCHANGE OF WARRANTS (see note 5)	-	-	917,809	-	-	917,809
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS	-	-	190,192	-	-	190,192
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS	-	-	28,016	-	-	28,016
NET LOSS	-	-	-	-	(958,753)	(958,753)
OTHER COMPREHENSIVE INCOME	-	-	-	235,868	-	235,868
BALANCE AS OF NOVEMBER 30, 2012	86,505,020	$86,504	$24,778,025	235,868	$(18,850,530)	$6,249,867

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
U.S. dollars

	Three months ended		Period from April 12, 2002 (inception date) through
	November 30,		November 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(958,753)	$(478,519)	$(18,850,530)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	2,271	6,042	123,115
Amortization of debt discount	-	-	108,000
Exchange differences on deposits and investments	18,782	(21,230)	49,819
Stock based compensation	218,208	51,296	5,189,495
Shares issued for services rendered	-	-	1,155,956
Shares to be issued for services rendered	-	24,900	24,900
Gain on sale of investment	-	-	(1,033,004)
Impairment of investment	-	-	434,876
Imputed interest	-	-	23,559
Impairment of available for sale security	-	-	381,666
Exchange of warrants	296,982	-	296,982
Changes in fair value of warrant liabilities	(44,699)	-	98,005
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(20,962)	(49,727)	(181,121)
Restricted cash	-	-	(16,000)
Accounts payable and accrued expenses	(309,870)	(16,920)	287,303
Liability of employee rights upon retirement	5,215	88	25,401
Provision for uncertain tax position	-	-	228,272
Total net cash used in operating activities	(792,826)	(484,070)	(11,073,790)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(125,612)
Acquisition of short-term investments	-	-	(5,903,735)
Funds in respect of employee rights upon retirement	(154)	(1,061)	(7,049)
Proceeds from sale of investment in Entera	-	450,000	450,000
Proceeds from sale of Short term deposits	454,381	-	5,882,381
Lease deposits, net	-	-	(7,509)
Total net cash derived from (used in) investing activities	454,227	448,939	(288,476)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and warrants - net of issuance expenses	1,458,436	-	16,603,071
Receipts on account of shares issuances	-	-	6,061
Proceeds from convertible notes	-	-	275,000
Proceeds from short term note payable	-	-	120,000
Payments of short term note payable	-	-	(120,000)
Shareholder advances	-	-	66,243
Net cash provided by financing activities	1,458,436	-	16,950,375
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(19,502)	17,381	(29,570)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,100,335	(17,750)	$5,531,075
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,430,740	1,513,365	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,531,075	$1,495,615	$5,531,075
Non cash investing and financing activities:
Shares issued for offering costs	-	-	$77,779
Contribution to paid in capital	-	-	$18,991
Discount on convertible note related to beneficial conversion feature	-	-	$108,000
Exchange of warrants	$917,809	-	$917,809
Shares and warrants issued for marketable securities-	$628,630	-	$628,630

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

a.	General:

Oramed Pharmaceuticals Inc. (the “Company”) was incorporated on April 12, 2002, under the laws of the State of Nevada. From incorporation until March 3, 2006, the Company was an exploration stage company engaged in the acquisition and exploration of mineral properties. On February 17, 2006, the Company entered into an agreement with Hadasit Medical Services and Development Ltd (“Hadasit”) (the “First Agreement”) to acquire the provisional patent related to orally ingestible insulin capsule to be used for the treatment of individuals with diabetes, see also note 2a.

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

Based on its current cash resources and commitments, and cash received in private offerings in the year ended August 31, 2012 and the three month period ended November 30, 2012 (see note 4b), the Company believes it will be able to maintain its current planned development activities and the corresponding level of expenditures for at least the next 12 months, although no assurance can be given that it will not need additional funds prior to such time. If there are unexpected increases in general and administrative expenses or research and development expenses, the Company may need to seek additional financing during the next 12 months.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

b.	Newly issued and recently adopted Accounting Pronouncements

In June 2011, the FASB issued an update to ASC No. 220, “Presentation of Comprehensive Income,” which eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity. The Company can elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted. In December 2011, the FASB issued another update on the topic, which deferred the effective date pertaining only to the presentation of reclassification adjustments on the face of the financial statements. The Company adopted the pronouncement in the first quarter of fiscal year 2013.

c.	Condensed Consolidated Financial Statements Preparation

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012 (the “2012 Form 10-K”). These condensed consolidated financial statements are not audited but in the opinion of management reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results of the periods presented. Certain information and disclosures normally included in annual consolidated financial statements have been omitted in this interim period report pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by U.S. GAAP for annual financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the 2012 Form 10-K for the year ended August 31, 2012. The results for interim periods are not necessarily indicative of a full fiscal year’s results.

d.	Reclassifications

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

On July 8, 2009, the Subsidiary entered into a third agreement with Hadasit, Prof. Itamar Raz and Dr. Miriam Kidron the “Third Agreement”), to retain consulting and clinical trial services from Hadasit. According to the Third Agreement, Hadasit was entitled to total consideration of $400,000 to be paid by Oramed. $200,000 of this amount was agreed in the terms of the First Agreement, and the remaining of $200,000 was paid in accordance with the actual progress of the study. The total amount was paid through May 31, 2011.

On September 11, 2011, the Subsidiary entered into a fourth agreement with Hadasit, Dr. Miriam Kidron and Dr. Daniel Schurr (the “Fourth Agreement”), to retain consulting and clinical trial services. According to the Fourth Agreement, Hadasit will be entitled to consideration of $200,000 to be paid by the Company in accordance with the actual progress of the study, none of which was recognized or paid through November 30, 2012.

b.
On March 18, 2012, the Subsidiary entered into a lease agreement for its office facilities in Israel. The lease agreement is for a period of 57 months commencing January 1, 2012. The monthly lease payment will be NIS 3,400 in 2012, NIS 4,225 in 2013 and NIS 5,610 from 2014 onwards, and will be linked to the increase in the Israeli consumer price index (as of November 30, 2012, the monthly payment in the Company's functional currency is $892, the future annual lease payments under the agreement will be $12,441 in 2013, $16,215 in 2013 and $17,669 from 2014 onwards). As security for its obligation under this lease agreement the Company provided a bank guarantee in an amount equal to three monthly lease payments.

c.
On April 21, 2009, the Subsidiary entered into a consulting service agreement with ADRES Advanced Regulatory Services Ltd. (“ADRES”) (the "Original Agreement") pursuant to which ADRES will provide consulting services relating to quality assurance and regulatory processes and procedures in order to assist the Subsidiary in submission of a U.S. Investigational New Drug (“IND”) according to the U.S. Food and Drug Administration (the “FDA”) regulations. In consideration for the services provided under the agreement, ADRES will be entitled to total cash compensation of $211,000, of which the amount of $110,000 was to be paid as a monthly fixed fee of $10,000 each month for 11 months commencing May 2009, and the remaining $101,000 was to be paid based on achievement of certain milestones. $160,000 of the total amount was paid through November 30, 2011, $50,000 of which was paid for completing the first three milestones.

On February 26, 2012, the parties entered into an amendment agreement, according to which the Subsidiary paid the remaining $51,000 of the Original Agreement upon execution of the amendment agreement. In addition, beginning March 1, 2012 and until submission of the IND, the Subsidiary will pay ADRES a monthly fee of approximately $3,600. The Company recognized the $51,000 as an expense during the year ended August 31, 2012.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - COMMITMENTS (continued):

d.
On July 5, 2010, the Subsidiary of the Company entered into a Manufacturing Supply Agreement (MSA) with Sanofi-Aventis Deutschland GMBH (“sanofi-aventis”). According to the MSA, sanofi-aventis will supply the subsidiary with specified quantities of recombinant human insulin to be used for clinical trials in the USA.

e.
On February 15, 2011, the Subsidiary entered into a consulting agreement with a third party (the "Consultant”) for a period of five years, pursuant to which the Consultant will provide consultation on scientific and clinical matters. The Consultant is entitled to a fixed monthly fee of $8,000, royalties of 8% of the net royalties actually received by the Subsidiary in respect of the patent that was sold to Entera Bio Ltd. (“Entera”) on February 22, 2011 and an option to purchase up to 250,000 shares of common stock of the Company at an exercise price of $0.50 per share. The option vests in five annual installments commencing February 16, 2012 and expires on February 16, 2021. The initial fair value of the option on the date of grant was $62,185, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 78.65%; risk-free interest rates of 3.62%; and the remaining expected term of 10 years. The fair value of the option as of August 31, 2012 was $54,345, using the following assumptions: dividend yield of 0% and expected term of 8.5 years; expected volatility of 75.41%; and risk-free interest rate of 1.29%. The fair value of the option granted is remeasured at each balance sheet reporting date and is recognized over the related service period using the straight-line method.

f.
On December 12, 2011, the Subsidiary issued a purchase order to Swiss Caps AG (“Swiss Caps”), according to which, Swiss Caps will manufacture insulin capsules for total consideration of CHF 395,000 (approximately $426,000) of which CHF 340,000 (approximately $367,000) was paid and recognized through November 30, 2012.

g.
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

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - COMMITMENTS (continued):

The fair value of the option as of November 30, 2012, was $105,455, using the following assumptions: dividend yield of 0% and expected term of 4.2 years; expected volatility of 74.64%; and risk-free interest rate of 0.55%. The fair value of the option granted is remeasured at each balance sheet reporting date and is recognized over the related service period using the straight-line method.

h.
On September 27, 2012, the Subsidiary entered into a Master Services Agreement with Medpace, Inc. ("Medpace"), to retain it as a CRO, for its upcoming Phase 2 clinical trial for an oral insulin capsule, that is expected to start in the first calendar quarter of 2013 in the United States. As consideration for its services, the subsidiary will pay Medpace a total amount of approximately $3,500,000 that will be paid during the term of the engagement and based on achievement of certain milestones, none of which was recognized or paid through November 30, 2012.

i.	Grants from Bio-Jerusalem

The Subsidiary is committed to pay royalties to the Bio-Jerusalem fund on proceeds from future sales at a rate of 4% and up to 100% of the amount of the grant received by the Company (Israeli CPI linked) at the total amount of $65,053.  As of November 30, 2012, the Subsidiary had not yet realized any revenues and did not incur any royalty liability.

In the three months period ended November 30, 2012, the Company received $12,320 from the Bio-Jerusalem fund.

j.	Grants from the Office of the Chief Scientist ("OCS")

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

On November 30, 2012, the Subsidiary had not yet realized any revenues from the said project and did not incur any royalty liability. The total amount that was actually received through November 30, 2012 was $1,332,374.

For the three months period ended November 30, 2012, the research and development expenses are presented net of OCS and Bio-Jerusalem fund Grants, in the total amount of $22,378.

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

Level 2:   Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:    Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

As of November 30, 2012 the assets or liabilities measured at fair value comprise of available for sale securities (level 1).

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.

Available-for-sale securities are reported at fair value with unrealized gains and losses, recorded as a separate component of other comprehensive income in equity until realized. Unrealized losses that are considered to be other-than-temporary are charged to statement of comprehensive loss as an impairment charge and are included in the consolidated statement of comprehensive loss under impairment of available-for-sale securities.

The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost, and the Company’s ability and intent to hold the investment. Realized gains and losses on sales of the securities are included in the consolidated statement of comprehensive loss as financial income or expenses.

Marketable securities consist wholly of equity securities of D.N.A Biomedical Solutions Ltd. ("D.N.A"), which were received in March 2011 as part of the consideration for selling the Company's equity method investee Entera, and in October 2012, as an option to purchase ordinary shares of D.N.A with no additional costs in exchange for the Company's common stock (the "D.N.A Option"). Those securities are classified as available-for-sale and are recorded at fair value.

The shares received on March 2011 are traded on the Tel Aviv Stock Exchange ("TASE") and have a quoted price. The fair value of those securities is measured at the quoted prices of the securities in an active market on the measurement date.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - FAIR VALUE (continued):

The D.N.A shares that will be received upon realizing the D.N.A Option will be restricted for a period of 6 months from realization date according to TASE policy with regards to private placements. The fair value of the D.N.A Option is measured based on the quoted prices of the otherwise identical unrestricted securities, adjusted for the effect of the restriction by applying a proper discount. The discount was determined with reference to other similar restricted instruments. The discount will be decreased over the restriction period.  As a result, the fair value of the D.N.A. Option at the closing date and as of November 30, 2012, reflects a discount of 8% on the quoted D.N.A share  price, based on similar transactions involving restricted shares of pharmaceutical companies under TASE lock-up rules.

Transfers in and/or out of Level 3 are recognized in the beginning of the reporting period.

Financial assets carried at fair value as of November 30, 2012 and August 31, 2012 are classified in the tables below in one of the three categories described above:

	Level 1	Level 3	Total
Marketable securities:
November 30, 2012	$317,657	$747,151	$1,064,808
August 31, 2012	$200,311	-	$200,311

The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs:

Three months ended
November, 30
2012
Unaudited
Carrying value at the beginning of the period	$-
Additions	628,630
Changes in fair value	118,521
Carrying value at the end of the period	$747,151

As to financial liabilities carried at fair value, see note 5.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCK HOLDERS’ EQUITY:

a.
In September 2012, the Company issued 67,819 shares of its common stock and 33,910 common stock purchase warrant to an investor, with whom the Company entered into Securities Purchase Agreement in August 2012.

b.
BetweenSeptember and November 2012, the Company entered into Securities Purchase Agreements with a number of investors for the sale of 3,957,905 units at a purchase price of $0.37 per unit for total consideration of $1,464,425. Each unit consisted of one share of the Company's common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase 0.50 a share of common stock exercisable for five years at an exercise price of $0.50 per share. The investors were granted customary registration rights with respect to resales of shares, including the shares underlying the warrants.  In addition, one of the investors who was previously considered as a leading investor (the "Leading Investor") , who purchased 405,405 of the units, was granted the right to maintain its percentage of the shares of the Company’s common stock outstanding by purchasing more shares whenever the Company proposes to issue certain additional shares to other investors.  Such right only exists so long as such investor holds at least 5% of the Company's outstanding common stock.  In addition, such investor’s warrants contained anti-dilution protection (the "full ratchet anti-dilution protection") and cashless exercise provisions not contained in the other investors’ warrants.  The other terms of the Leading Investor's Securities Purchase Agreement were substantially the same as those granted to him in 2011 for his first investment. See also note 5.

As finder's fee, in connection with the securities purchase agreements, the Company paid cash consideration of $5,385 and might be required to pay additional $7,500, as well as issued 13,514 shares of the Company's common stock and 6,757 common stock purchase warrant for another individual. The Company will also issue 152,939 shares of the Company's common stock and 76,470 common stock purchase warrant to a director as finder's fee with respect to the Securities Purchase Agreements described above and to Securities Purchase Agreements to which the Company had entered into in August 2012.

c.
On October 30, 2012, the Company entered into a Securities Purchase Agreement with D.N.A, according to which, the Company issued on that day to D.N.A 2,390,057 shares of its common stock, in consideration for the option to purchase up to 21,637,611 ordinary shares of D.N.A, valued at approximately $628,630 at the day of the transaction. D.N.A has filed an application for the approval of the TASE to list the ordinary shares of D.N.A issuable upon exercise of the D.N.A Option.  Mr. Zeev Bronfeld, a controlling shareholder of D.N.A, beneficially owned 7.1% of the Company's outstanding common stock prior to the transaction. As a result of the -holding of Mr. Bronfeld, the Israeli Securities Authority ("ISA") informed D.N.A that in its opinion the procedure of approving the transaction by D.N.A was not in accordance with the applicable law.  The Company, based on a legal opinion it has received from counsel, is in the opinion that the procedure was in order, based on precedents and their experience with similar cases.

Following the exercise of the D.N.A Option, the Company will hold approximately 14.5% of D.N.A's outstanding ordinary shares, which includes the 8,404,667 D.N.A shares that were issued to the Company in March 2011.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - WARRANTS

As part of the Company's private placements, warrants were granted to the Leading Investor, as defined in note 4b. 2,187,500 warrants were granted in January 2011 (the "2011 Warrants"), 1,351,352 were granted in August 2012 and 202,703 were granted in November 2012 (together, the "Three Warrants"). Each warrant was granted for five years at an initial exercise price of $0.50 per share. The warrants included a full ratchet anti-dilution protection from the second year anniversary date after issuing the warrant, subject to certain limitations and while the warrant was outstanding.  In the event the Company was to issue or sell any common stock for a consideration per share lower than the exercise price then in effect, or was to issue or sell any options, warrants or other rights for the purchase or acquisition of such shares at a consideration per share of less than the exercise price then in effect, the warrants were to be amended to (a) reduce the exercise price to an amount equal to the per share consideration payable to the company in such sale or issuance, and (b) the quantity of warrants were to updated, based on certain rules as determined in the Warrants Agreements with the Leading Investor.

As a result of a private placements in August 2012, and pursuant to adjustment terms of the 2011 Warrants, such warrant was amended to: (i) reduce the exercise price from $0.50 to $0.37, (ii) increase the number of shares issuable upon the exercise of the warrant from 2,187,500 to 2,956,081.

In addition, as a result of the agreement with D.N.A, as described in note 4c, and pursuant to adjustment terms of the 2011 Warrants, the Company further amended the 2011 Warrants by: (i) reducing the exercise price from $0.37 to $0.3138 and (ii) increasing the number of shares issuable upon the exercise of the 2011 Warrants from 2,956,081 to 3,485,500.

On November 29, 2012, the Company and the Leading Investor entered into a letter agreement (the "Agreement") in connection with the Three Warrants. Pursuant to the Agreement, the Company and the Leading Investor agreed to amend the Three Warrants to provide that the anti-dilution protection of each of the Three Warrants shall be removed in its entirety. In addition, as to the Warrants issued in August and November 2012, the parties agreed that the exercise price shall be reduced to $0.3138. On that day, the Company also issued to the Leading Investor a Common Stock Purchase Warrant (the "New Warrant") pursuant to which, the Leading Investor shall have the right to purchase up to 1,647,722 shares of the common stock of the Company over a period of four years at an exercise price of $0.60 per share. The fair value of the New Warrant on the date of grant, was $145,173, using the following assumptions: dividend yield of 0% and expected term of 4 years; expected volatility of 62.29%; and risk-free interest rate of 0.57%.

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

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - WARRANTS (continued):

In addition to the New Warrant, Nadav Kidron, the Company’s President, Chief Executive Officer and director, in his personal capacity as a shareholder of the Company, undertook and agreed that following the execution and delivery of the Agreement, in the event that an adjustment pursuant to the anti-dilution protection of any of the Three Warrants (had it not been amended by the Agreement thereof) would have been triggered and the number of shares of common stock of the Company that the Leading Investor would have been able to purchase under the Three Warrants would have increased by an aggregate number in excess of 1,647,722 shares, then the Leading Investor shall have the right to purchase from Mr. Kidron such number of shares of common stock of the Company owned by Mr. Kidron equal to such excess, up to a maximum of 1,352,278 shares of common stock of the Company (the "Kidron Option"). The foregoing right shall survive until the termination of such Three Warrants. The fair value of the Kidron Option on the date of grant was $168,220, based on the Monte Carlo type model that is described above.

Pursuant to the removal of the anti-dilution protection, the Three Warrants were no longer classified as liabilities. The Company recognized a financial expense in the amount of $296,982.

Financial liabilities carried at fair value as of August 31, 2012, are classified in the tables below in one of the three fair value categories:

	Fair value measurements at reporting date using
	Level 3	Total
Warrants -
August 31, 2012	$637,182	$637,182

The following table summarizes the activity for those financial liabilities where fair value measurements are estimated utilizing Level 3 inputs:

Three months ended November 30
2012
Carrying value at the beginning of the period	$637,182
Additional warrant liabilities granted	28,344
Changes in fair value of warrant liabilities	(44,699)
Exchange of warrants	(620,827)
Carrying value at the end of the period	$-

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - SUBSEQUENT EVENTS:

a.
On December 20, 2012, 240,000 options were granted to a director at an exercise price of $0.50 per share (higher than the traded market price on the date of grant). The options vest in two equal annual installments, commencing January 1, 2013, and expire on December 19, 2022. The fair value of these options on the date of grant was $41,402, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 64.35%; risk-free interest rates of 1.01%; and expected term of 5.75 years.

b.
On December 20, 56,000 options were granted to an employee of the Subsidiary, at an exercise price of $0.50 per share (higher than the traded market price on the date of grant). The options vest in two equal annual installments of 28,000, commencing June 1, 2013, and expire on December 19, 2022. The fair value of these options on the date of grant was $9,660, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 64.35%; risk-free interest rates of 1.01%; and expected term of 5.75 years.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere herein and in our consolidated financial statements, accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report (as defined below).

Forward-Looking Statements

This Quarterly Report on Form 10-Q (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, clinical trials, financial condition, expenditures, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “planned expenditures,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Quarterly Report on Form 10-Q.  Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012, or our Annual Report, as filed with the Securities and Exchange Commission, or the SEC, on December 12, 2012, as amended on December 21, 2012, as well as those discussed elsewhere in our Annual Report and in this Quarterly Report on Form 10-Q.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report on Form 10-Q which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Overview of Operations

We are a pharmaceutical company currently engaged in the research and development of innovative pharmaceutical solutions, including an orally ingestible insulin capsule to be used for the treatment of individuals with diabetes, and the use of orally ingestible capsules or pills for delivery of other polypeptides.

Recent business developments and financing activities

In September 2012, we entered into a Master Services Agreement with Medpace, Inc., or Medpace, to retain Medpace as a contract research organization, or CRO, for our upcoming Phase 2 clinical trial for an oral insulin capsule that is expected to start in the first calendar quarter of 2013 in the United States, and is expected to be completed in September 2013.  As consideration for its services, we will pay Medpace a total amount of approximately $3,500,000 during the term of the engagement, based on the achievement of certain milestones.

In October 2012, we entered into a Securities Purchase Agreement with D.N.A Biomedical Solutions Ltd., an Israeli company listed on the Tel Aviv Stock Exchange, or D.N.A, according to which, we issued to D.N.A 2,390,057 shares of our common stock  in consideration for a warrant to purchase up to 21,637,611 ordinary shares of D.N.A, or the D.N.A Warrant.  D.N.A has filed an application for the approval of the Tel Aviv Stock Exchange to list the ordinary shares of D.N.A issuable upon exercise of the D.N.A Warrant.  Mr. Zeev Bronfeld, a controlling shareholder of D.N.A, beneficially owned 7.1% of the Company’s outstanding common stock prior to the transaction. As a result of the -holding of Mr. Bronfeld, the Israeli Securities Authority  informed D.N.A that in its opinion the procedure of approving the transaction by D.N.A was not in accordance with the applicable law.  The Company, based on a legal opinion it has received from counsel, is in the opinion that the procedure was in order, based on precedents and their experience with similar cases. Should we exercise the D.N.A Warrant, we will hold approximately 14.5% of D.N.A’s outstanding ordinary shares, which includes 8,404,667 ordinary D.N.A shares that were previously issued in March 2011.

Between September and November 2012, we completed private placements pursuant to which we sold to certain investors an aggregate of 4,025,724 “units” at a purchase price of $0.37 per unit for total consideration of $1,489,518.  Each unit consisted of one share of common stock and a five-year warrant to purchase 0.50 of a share of common stock at an exercise price of $0.50 per share.  In connection with such private placements, we paid cash compensation of $5,385 and might be required to pay additional cash compensation of $7,500. We also issued 13,514 shares of common stock and warrants to purchase 6,757 shares of common stock as finders’ fees in connection with the private placements and will issue 152,939 shares of common stock and warrants to purchase 76,470 shares of common stock as finder’s fee to one of our directors, Leonard Sank.

In November 2012, we entered into a letter agreement, or the Agreement, with Regals Fund LP, or Regals, in connection with (i) the warrant originally issued in January 2011, as amended in August 2012 and November 2012, to purchase up to 3,485,500 shares of our common stock, (ii) the warrant dated August 28, 2012, to purchase up to 1,351,352 shares of our common stock and (iii) the warrant dated November 5, 2012, to purchase up to 202,703 shares of our common stock , or together, the Warrants.    Pursuant to the Agreement, we and Regals agreed to amend the Warrants (and to prepare and execute amendments to the Warrants setting forth such terms as soon as reasonably practicable) to provide that the anti-dilution protection of  the Warrants shall be deleted in its entirety. In addition, as to the warrants issued in August and November 2012, the parties agreed that the exercise price shall be reduced to $0.3138 per share, the current exercise price per share of the warrants originally issued in January 2011. At such time, we also issued to Regals a warrant, or the New Warrant, pursuant to which Regals shall have the right to purchase up to 1,647,722 shares of our common stock over a period of four years at an exercise price of $0.60 per share.

In connection with the New Warrant, Nadav Kidron, our President, Chief Executive Officer and a director, in his personal capacity as one of our  shareholders, agreed that following the execution and delivery of the Agreement, in the event that an adjustment pursuant to the anti-dilution protection of the Warrants (had they not been amended by the Agreement) would have been triggered and the number of shares of our common stock that Regals would have been able to purchase under the Warrants would have increased by an aggregate number in excess of 1,647,722 common shares, then Regals shall have the right to purchase from Mr. Kidron such number of shares of our common stock owned by Mr. Kidron, up to a maximum of 1,352,278 shares of our common stock. This right shall survive until the termination of the Warrants.

Results of Operations

Comparison of three month periods ended November 30, 2012 and 2011

The following table summarizes certain statements of operations data for the Company for the three month periods ended November 30, 2012 and 2011:

	Three months ended
Operations Data:	November 30,
	2012	2011

Research and development expenses, net	$392,626	$184,016
General and administrative expenses	339,213	281,901
Financial expenses, net	226,914	12,602
Net loss for the period	$958,753	$478,519

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

During the three months ended November 30, 2012, research and development expenses totaled $392,626, compared to $184,016 for the three months ended November 30, 2011. The increase is mainly attributed to the preparation for the U.S. Food and Drug Administration, or FDA, approved Phase 2 study that will follow the expected Investigational New Drug, or IND, filing in the fourth calendar quarter of 2012.  The research and development costs include stock based compensation costs, which during the three months ended November 30, 2012 totaled $78,438 as compared to $24,605 during the three months ended November 30, 2011.

Government grants

In May 2012, Oramed Ltd. was granted a third grant amounting to a total net amount of NIS 595,000 (approximately $148,000) from the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of Israel, or OCS, which was designated for research and development expenses for the period of September 2012 to December 2012.  We used the funds to support further research and development and clinical studies of our oral insulin capsule and oral GLP-1 analog.

In the three months ended November 30, 2012, we recognized research and development grants in an amount of $10,058 from the OCS, and in the three months ended November 30, 2011, we recognized research and development grants in an amount of $41,257 from OCS.  As of November 30, 2012, we had no contingent liabilities to the OCS.

Grants from the Bio-Jerusalem fund

We are committed to pay royalties to the Bio-Jerusalem fund on proceeds from future sales at a rate of 4% and up to 100% of the amount of the grant received by the Company (Israeli CPI linked) in the total amount of $65,053.  As of November 30, 2012, we had not yet realized any revenues since inception and thus did not incur any royalty liability to the Bio-Jerusalem fund.

For the three month periods ended November 30, 2012 and 2011, we received $12,320 and $0, respectively, from the Bio-Jerusalem fund.

General and administrative expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, traveling, business development costs, insurance expenses and other general costs.

For the three months ended November 30, 2012, general and administrative expenses totaled $339,213 compared to $281,901 for the three months ended November 30, 2011. The increase in costs incurred related to general and administrative activities during the three months ended November 30, 2012, reflect an increase in stock options granted to employees and consultants of $113,079. The increase in general and administrative expenses was partially offset by a decrease in investor relations costs, most of which were paid in the three months ended November 30, 2011 with our common stock and warrants to purchase common stock. During the three months ended November 30, 2012, as part of our general and administrative expenses, we incurred $139,770 related to stock options granted to employees and consultants, as compared to $26,691 during the three months ended November 30, 2011.

Financial income/expense, net

Financial expenses for the three months ended November 30, 2012 includes an expense of $296,982 resulting mainly from the removal of the anti-dilution protections from warrant liabilities and the grant of new warrants.

In the three months ended November 30, 2012, we incurred revenues from exchange rate differences as well as interest income on available cash and cash equivalents that were partially offset by bank charges.  In the three months ended November 30, 2011, we received a higher amount of interest income on available cash and cash equivalents which was offset by bank charges.

Liquidity and capital resources

From inception through November 30, 2012, we incurred losses in an aggregate amount of $18,850,530. We have financed our operations through the private placements of equity financing, raising a total of $16,603,071, net of transaction costs. We will seek to obtain additional financing through similar sources in the future as needed.  As of November 30, 2012, we had $5,531,075 of available cash. We anticipate that we will require approximately $4.9 million to finance our activities during the 12 months following November 30, 2012.

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

During the three month period ended November 30, 2012, cash and cash equivalents increased by $1,100,335 from the $4,430,740 reported as of August 31, 2012, which is due to the reasons described below.

Operating activities used cash of $792,826 in the three months ended November 30, 2012, as compared to $484,070 in the three months ended November 30, 2011. Cash used for operating activities in the three months ended November 30, 2012 primarily consisted of net loss resulting from research and development and general and administrative expenses, partially offset by stock based compensation adjustments and common stock issuances, while cash used by operating activities in the three months ended November 30, 2011 primarily consisted of net loss resulting from research and development and general and administrative expenses.

During the three months period ended November 30, 2012, of the $10,058 OCS grants we recognized during such period, we received none towards our research and development expenses, as was also the case in the three months ended November 30, 2011.  The amounts that were recognized but not received during the three months ended November 30, 2012 are expected to be received from the OCS following the submission of periodic and final reports by Oramed Ltd., and their examination by the OCS.  The OCS has supported our activity in the past three years.

Investing activities provided cash of $454,227 in the three months ended November 30, 2012, as compared to $448,939 in the three months ended November 30, 2011. Cash provided by investing activities in the three months ended November 30, 2012 consisted primarily of proceeds from short-term bank deposits.  Cash provided by investing activities in the three months ended November 30, 2011 consisted primarily of proceeds from the sale of our investment in Entera Bio Ltd.

Financing activities provided cash of $1,458,436 in the three months ended November 30, 2012, as compared to $0 for the three months ended November 30, 2011.  Cash provided by financing activities during the three months ended November 30, 2012 consisted of proceeds from our issuance of common stock and warrants as further discussed above under “Overview of Operations—Recent business developments and financing activities”.

Off-Balance Sheet Arrangements

As of November 30, 2012, we had no off balance sheet arrangements  that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Planned Expenditures

The estimated expenses referenced herein are in accordance with our business plan. Since our technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the twelve months beginning December 1, 2012 are as follows:

Category	Amount

Research and development, net of OCS funds	$3,840,000
General and administrative expenses	1,024,000
Financial income, net	(12,000)
Total	$4,852,000

As indicated in our Annual Report, we are planning to conduct further clinical studies as well as file an IND application with the FDA for our orally ingested insulin during the fourth calendar quarter of 2012.  We expect to have a significant increase in research and development expenses as a result of preparation for the FDA approved Phase 2 study that will follow the IND filing, and during the term of the study.  Our ability to complete these activities is dependent on several major factors including the ability to attract sufficient financing on terms acceptable to us and receiving additional grants from the OCS.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2012.  Due to the inherent limitations of our Company, derived from our small size and the limited number of employees, the management evaluation concluded that there is a material weakness with respect to segregation of duties that may not provide reasonable assurance regarding the reliability of disclosure controls and procedures and may not prevent or detect misstatements.  Specifically, our Chief Financial Officer serves as our only qualified internal accounting and financial reporting personnel and as such performs all accounting and financial reporting functions without the benefit of independent checks, confirmations or backup other than bookkeeping functions performed by an outside accounting firm.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have determined that the Company did not have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6 - EXHIBITS

Number	Exhibit
4.1 *	Amendment No. 2, dated November 13, 2012, to Common Stock Purchase Warrant transferred to Regals Fund LP on March 11, 2012.
4.2 *	Common Stock Purchase Warrant issued to Regals Fund LP on November 29, 2012.
10.1 *	Letter Agreement, dated as of November 29, 2012, between Oramed Pharmaceuticals Inc. and Regals Fund LP.
31.1 *	Certification Statement of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2 *	Certification Statement of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1 **	Certification Statement of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2 **	Certification Statement of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.1 **
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

___________________

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Date: December 26, 2012	By:	/s/ Nadav Kidron
Nadav Kidron
President and Chief Executive Officer

Date: December 26, 2012	By:	/s/ Yifat Zommer
Yifat Zommer
Chief Financial Officer (principal financial and accounting officer)