Form 10-Q/A
period 2012-11-30
ORAMED PHARMACEUTICALS INC.
filed 2012-12-27
CIK 1176309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A, or this Amendment, to Oramed Pharmaceuticals Inc.’s, or we or our, Quarterly Report on Form 10-Q, or the Initial Form 10-Q, for the quarter ended November 30, 2012, originally filed with the Securities and Exchange Commission, or the Commission, on December 26, 2012 (Commission File No. 000-50298), is being filed solely for the purposes of filing Exhibits 4.1, 4.2 and 10.1 that were previously inadvertently omitted.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment restates in its entirety Item 6 of the Initial Form 10-Q and contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed herewith.  Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of such certifications have been omitted.

This Amendment does not reflect events occurring after the filing of the Initial Form 10-Q or modify or update the disclosures contained in the Initial Form 10-Q in any way other than as discussed above.

We hereby amend and restate Item 6 of the Initial Form 10-Q as follows:

PART II – OTHER INFORMATION

ITEM 6 - EXHIBITS

Number	Exhibit
4.1 *	Amendment No. 2, dated November 13, 2012, to Common Stock Purchase Warrant transferred to Regals Fund LP on March 11, 2012.
4.2 *	Common Stock Purchase Warrant issued to Regals Fund LP on November 29, 2012.
10.1 *	Letter Agreement, dated as of November 29, 2012, between Oramed Pharmaceuticals Inc. and Regals Fund LP.
31.1 #	Certification Statement of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2 #	Certification Statement of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.3 *	Certification Statement of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.4 *	Certification Statement of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1 **	Certification Statement of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2 **	Certification Statement of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.1
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail (incorporated by reference from our quarterly report on Form 10-Q filed December 26, 2012).

___________________

*	Filed herewith.
#	Filed with the Initial Form 10-Q.
**	Furnished with the Initial Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Date: December 27, 2012	By:	/s/ Nadav Kidron
Nadav Kidron
President and Chief Executive Officer

Date: December 27, 2012	By:	/s/ Yifat Zommer
Yifat Zommer
Chief Financial Officer
(principal financial and accounting officer)