Form 10-Q
period 2013-02-28
ORAMED PHARMACEUTICALS INC.
filed 2013-04-11
CIK 1176309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

Yes ☐    No ☒

As of April 10, 2013 there were 7,222,636 shares of the issuer’s common stock, $0.012 par value per share, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and the “Company” mean Oramed Pharmaceuticals Inc. and our wholly-owned Israeli subsidiary, Oramed Ltd., unless otherwise indicated.  All dollar amounts refer to U.S. Dollars unless otherwise indicated.

On February 28, 2013, the exchange rate between the NIS and the dollar, as quoted by the Bank of Israel, was NIS 3.708 to $1.00. Unless indicated otherwise by the context, statements in this Quarterly Report on Form 10-Q that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.
 (A development stage company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2013

ORAMED PHARMACEUTICALS INC.
 (A development stage company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2013

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
U.S. dollars

	February 28,	August 31,
	2013	2012
Assets
CURRENT ASSETS:
Cash and cash equivalents	$2,039,905	$4,430,740
Short term deposits	2,317,198	454,381
Marketable securities	987,353	200,311
Restricted cash	16,000	16,000
Accounts receivable - other	439,753	87,691
Prepaid expenses	36,406	2,307
Related parties	3,222	404
Grants receivable from the chief scientist	99,533	84,642
T o t a l current assets	5,939,370	5,276,476

LONG TERM DEPOSITS AND INVESTMENT	9,425	8,867
AMOUNTS FUNDED IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	6,637	4,740
PROPERTY AND EQUIPMENT, NET	1,869	4,768
T o t a l assets	$5,957,301	$5,294,851

Liabilities and stockholders' equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$422,142	$597,173
Account payable with former shareholder	47,252	47,252
T o t a l current liabilities	469,394	644,425

LONG TERM LIABILITIES:
Warrants	-	637,182
Employee rights upon retirement	11,626	6,959
Provision for uncertain tax position	228,272	228,272
	239,898	872,413
COMMITMENTS (note 2)

STOCKHOLDERS' EQUITY:
Common stock of $ 0.012 par value - authorized: 16,666,667* shares at February 28, 2013 and August 31, 2012; issued and outstanding: 7,222,636 shares at February 28, 2013 and 6,674,068* at August 31, 2012	86,657	80,075
Accumulated other comprehensive income	244,508	-
Additional paid-in capital	24,993,248	21,589,715
Deficit accumulated during the development stage	(20,076,404)	(17,891,777)
T o t a l stockholders' equity	5,248,009	3,778,013
T o t a l liabilities and stockholders' equity	$5,957,301	$5,294,851

* See note 4d.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
U.S. dollars

					Period
					from April
					12, 2002
					(inception)
	Six months ended		Three months ended		through
	February 28,	February 29,	February 28,	February 29,	February 28,
	2013	2012	2013	2012	2013
RESEARCH AND DEVELOPMENT EXPENSES, net	$1,141,622	$894,663	$748,996	$710,647	$10,674,316
IMPAIRMENT OF INVESTMENT	-	-	-	-	434,876
GENERAL AND ADMINISTRATIVE EXPENSES	850,047	511,605	510,834	229,704	9,011,594
OPERATING LOSS	1,991,669	1,406,268	1,259,830	940,351	20,120,786
FINANCIAL INCOME	(139,044)	(14,528)	(66,800)	(7,574)	(346,202)
FINANCIAL EXPENSES	332,002	29,043	32,844	9,487	712,382
GAIN ON SALE OF INVESTMENT	-	-	-	-	(1,033,004)
IMPAIRMENT OF AVAILABLE- FOR-SALE SECURITIES	-	43,111	-	43,111	381,666
LOSS BEFORE TAXES ON INCOME	2,184,627	1,463,894	1,225,874	985,375	19,835,628
TAXES ON INCOME	-	-	-	-	240,776
NET LOSS FOR THE PERIOD	$2,184,627	$1,463,894	$1,225,874	$985,375	$20,076,404
SUBSEQUENT INCREASE IN THE FAIR VALUE OF AVAILABLE FOR SALE SECURITIES PREVIOUSLY WRITTEN DOWN AS IMPAIRED	(122,977)	-	(5,630)	4,205	(122,977)
RECLASSIFICATION ADJUSTMENT FOR GAINS INCLUDED IN NET LOSS	50,687	-	50,687	-	50,687
UNREALIZED GAIN ON AVAILABLE FOR SALE SECURITIES	(172,218)	-	(53,697)	-	(172,218)
TOTAL OTHER COMPREHENSIVE INCOME	(244,508)	-	(8,640)	4,205	(244,508)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	$1,940,119	$1,463,894	$1,217,234	$989,580	$19,831,896
LOSS PER COMMON SHARE:
BASIC AND DILUTED LOSS PER COMMON SHARE	$0.31	$0.25	$0.17	$0.17
WEIGHTED AVERAGE NUMBER OF COMMON STOCK USED IN COMPUTING BASIC AND DILUTED LOSS PER COMMON STOCK	7,018,766	5,845,784	7,212,767	5,848,798

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
U.S. dollars

					Deficit
				Accumulated	accumulated
	Common Stock		Additional	Other	during the	Total
			paid-in	Comprehensive	development	stockholders'
	Shares*	$	capital	Income	stage	equity
BALANCE AS OF APRIL 12, 2002 (inception)	2,902,589	$34,828	$18,872	-	-	$53,700
CHANGES DURING THE PERIOD FROM APRIL 12, 2002 THROUGH AUGUST 31, 2007 :
SHARES CANCELLED	(1,650,000)	(19,800)	19,800	-	-	-
SHARES ISSUED FOR INVESTMENT IN ISTI-NJ	95,368	1,144	433,732	-	-	434,876
SHARES ISSUED FOR OFFERING COSTS	146,079	1,753	(1,753)	-	-	-
SHARES AND WARRANTS ISSUED FOR CASH– NET OF ISSUANCE EXPENSES	2,265,514	27,181	2,095,800	-	-	2,122,981
SHARES ISSUED FOR SERVICES	10,417	125	98,625	-	-	98,750
CONTRIBUTIONS TO PAID IN CAPITAL	-	-	18,991	-	-	18,991
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS	-	-	1,968,547	-	-	1,968,547
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS	-	-	177,782	-	-	177,782
DISCOUNT ON CONVERTIBLE NOTE RELATED TO BENEFICIAL CONVERSION FEATURE	-	-	108,000	-	-	108,000
OTHER COMPREHENSIVE LOSS	-	-		-	(16)	(16)
IMPUTED INTEREST	-	-	8,437	-	-	8,437
NET LOSS	-	-	-	-	(4,478,917)	(4,478,917)
BALANCE AS OF AUGUST 31, 2007	3,769,967	45,231	4,946,833	-	(4,478,933)	513,131
RECEIPTS ON ACCOUNT OF SHARES AND WARRANTS	-	-	6,061	-	-	6,061
SHARES ISSUED FOR CONVERSION OF CONVERTIBLE NOTE	45,844	550	274,450	-	-	275,000
SHARES AND WARRANTS ISSUED FOR CASH - NET OF ISSUANCE EXPENSES	848,288	10,178	5,774,622	-	-	5,784,800
SHARES ISSUED FOR SERVICES	24,419	293	115,817	-	-	116,110
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS	-	-	459,467	-	-	459,467
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS	-	-	203,982	-	-	203,982
IMPUTED INTEREST	-	-	3,780	-	-	3,780
NET LOSS	-	-	-	-	(2,769,271)	(2,769,271)
BALANCE AS OF AUGUST 31, 2008	4,688,518	$56,252	$11,785,012	-	$(7,248,204)	$4,593,060

* See note 4d.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
U.S. dollars

					Deficit
				Accumulated	accumulated
			Additional	Other	during the	Total
	Common Stock		paid-in	Comprehensive	development	stockholders'
	Shares*	$	capital	Income	stage	equity
BALANCE AS OF AUGUST 31, 2008	4,688,518	56,252	11,785,012	-	(7,248,204)	4,593,060
SHARES ISSUED FOR SERVICES RENDERED	17,012	204	152,724	-	-	152,928
SHARES TO BE ISSUED FOR SERVICES RENDERED	-	-	203,699	-	-	203,699
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS	-	-	436,025	-	-	436,025
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS	-	-	117,174	-	-	117,174
IMPUTED INTEREST	-	-	3,780	-	-	3,780
NET LOSS	-	-	-	-	(2,760,474)	(2,760,474)
BALANCE AS OF AUGUST 31, 2009	4,705,530	$56,456	$12,698,414	-	$(10,008,678)	$2,746,192
SHARES ISSUED FOR SERVICES RENDERED	92,416	1,109	248,741	-	-	249,850
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS	-	-	690,882	-	-	690,882
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS	-	-	116,944	-	-	116,944
IMPUTED INTEREST	-	-	3,780	-	-	3,780
NET LOSS	-	-	-	-	(2,977,376)	(2,977,376)
BALANCE AS OF AUGUST 31, 2010	4,797,946	$57,565	$13,758,761	-	$(12,986,054)	$830,272
SHARES ISSUED FOR SERVICES RENDERED	60,887	731	226,838	-	-	227,569
SHARES AND WARRANTS ISSUED FOR CASH**	984,209	11,808	3,682,404	-	-	3,694,212
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS	-	-	502,593	-	-	502,593
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS	-	-	26,733	-	-	26,733
IMPUTED INTEREST	-	-	3,782	-	-	3,782
NET LOSS	-	-	-	-	(1,561,245)	(1,561,245)
BALANCE AS OF AUGUST 31, 2011	5,843,042	70,104	18,201,111	-	(14,547,299)	3,723,916
SHARES ISSUED FOR SERVICES	29,084	349	107,511	-	-	107,860
SHARES AND WARRANTS ISSUED FOR CASH, INCLUDING RECLASSIFICATION OF WARRANTS	801,942	9,622	2,984,842	-	-	2,944,464
SHARES AND WARRANTS TO BE ISSUED FOR CASH	-	-	25,093	-	-	25,093
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS	-	-	200,866	-	-	200,866
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS	-	-	70,292	-	-	70,292
NET LOSS	-	-	-	-	(3,344,478)	(3,344,478)
BALANCE AS OF AUGUST 31, 2012	6,674,068	$80,075	$21,589,715	-	$(17,891,777)	$3,778,013

* See note 4d.

** Including 16,397 shares issued as finders' fee.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
U.S. dollars

					Deficit
				Accumulated	accumulated
			Additional	other	during the	Total
	Common Stock		paid-in	Comprehensive	development	stockholders'
	Shares*	$	capital	Income	stage	equity
BALANCE AS OF AUGUST 31, 2012	6,674,068	$80,075	$21,589,715	-	$(17,891,777)	$3,778,013
SHARES AND WARRANTS ISSUED FOR CASH, NET**	349,396	4,192	1,418,400	-	-	1,422,592
SHARES ISSUED FOR MARKETABLE SECURITIES	199,172	2,390	626,240	-	-	628,630
EXCHANGE OF WARRANTS (see note 5)	-	-	917,809	-	-	917,809
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS	-	-	335,815	-	-	335,815
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS	-	-	105,269	-	-	105,269
NET LOSS	-	-	-	-	(2,184,627)	(2,184,627)
OTHER COMPREHENSIVE INCOME	-	-	-	244,508	-	244,508
BALANCE AS OF FEBRUARY 28, 2013	7,222,636	$86,657	$24,993,248	$244,508	$(20,076,404)	$5,248,009

* See note 4d.

** Including 13,871 shares issued as finders' fee.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
U.S. dollars

	Six months ended		Period from April 12, 2002 (inception date) through
	February 28,	February 29,	February 28,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,184,627)	$(1,463,894)	$(20,076,404)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	2,899	11,713	123,743
Amortization of debt discount	-	-	108,000
Exchange differences on deposits and investments	25,039	22,143	56,076
Stock based compensation	441,084	83,036	5,412,371
Shares issued for services rendered	-	24,900	1,155,956
Shares to be issued for services rendered	-	30,435	-
Gain on sale of investment	(28,034)	-	(1,061,038)
Impairment of investment	-	-	434,876
Imputed interest	-	-	23,559
Impairment of available for sale security	-	43,111	381,666
Exchange of warrants	296,982	-	296,982
Changes in fair value of warrant liabilities	(44,699)	-	98,005
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(403,870)	30,802	(564,029)
Restricted cash	-	-	(16,000)
Accounts payable and accrued expenses	(175,031)	140,867	422,142
Liability of employee rights upon retirement	4,667	1,307	24,853
Provision for uncertain tax position	-	-	228,272
Total net cash used in operating activities	(2,065,590)	(1,075,580)	(12,950,970)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(2,129)	(125,612)
Acquisition of short-term investments and short term deposits	(1,862,817)	961,262	(7,766,552)
Funds in respect of employee rights upon retirement	(1,331)	(3,597)	(8,226)
Proceeds from sale of investment and marketable securities	114,130	450,000	564,130
Proceeds from sale of Short term deposits	-	-	5,428,000
Lease deposits, net	-	-	(7,509)
Total net cash derived from (used in) investing activities	(1,750,018)	1,405,536	(1,915,769)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and warrants - net of issuance expenses	1,450,936	-	16,595,571
Receipts on account of shares issuances	-	-	6,061
Proceeds from convertible notes	-	-	275,000
Proceeds from short term note payable	-	-	120,000
Payments of short term note payable	-	-	(120,000)
Shareholder advances	-	-	66,243
Net cash derived from financing activities	1,450,936	-	16,942,875
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(26,163)	(19,180)	(36,231)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,390,835)	310,776	2,039,905
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,430,740	1,513,365	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,039,905	$1,824,141	$2,039,905
Non cash investing and financing activities:
Shares issued for offering costs	-	-	$77,779
Contribution to paid in capital	-	-	$18,991
Discount on convertible note related to beneficial conversion feature	-	-	$108,000
Exchange of warrants	$917,809	-	$917,809
Shares and warrants issued for marketable securities-	$628,630	-	$628,630

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS Inc. (A development stage company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

a.	General:

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

In February 2013, the Company's common stock began trading on The Nasdaq Capital Market under the symbol ORMP.

On May 14, 2007, the Company incorporated a wholly-owned subsidiary in Israel, Oramed Ltd., which is engaged in research and development. Unless the context indicates otherwise, the term “Group” refers to Oramed Pharmaceuticals Inc. and its Israeli subsidiary, Oramed Ltd. (the “Subsidiary”), (together with the Company, "the Group").

The Group is engaged in research and development in the biotechnology field and is considered a development stage company in accordance with the ASC Topic 915 "Development Stage Entities" due to the fact that it has not generated any revenues from its operations.

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

Based on its current cash resources and commitments, and cash received in private offerings in the year ended August 31, 2012 and the six month period ended February 28, 2013 (see note 4b), the Company believes it will be able to maintain its current planned development activities and the corresponding level of expenditures for at least the next 12 months, although no assurance can be given that it will not need additional funds prior to such time. If there are unexpected increases in general and administrative expenses or research and development expenses, the Company may need to seek additional financing during the next 12 months.

ORAMED PHARMACEUTICALS Inc. (A development stage company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

b.	Newly issued and recently adopted Accounting Pronouncements

1)
In June 2011, the Financial Accounting Standards Board (the “FASB”) issued an update to ASC No. 220, “Presentation of Comprehensive Income,” which eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity. The Company can elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted. In December 2011, the FASB issued another update on the topic, which deferred the effective date pertaining only to the presentation of reclassification adjustments on the face of the financial statements. The Company adopted the pronouncement in the first quarter of fiscal year 2013.

2)
In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, ASU 2013-02 requires presentation, either on the face of the income statement or in the notes, of significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income, but only if the amounts reclassified are required to be reclassified in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about these amounts. The amendments in ASU 2013-02 will be effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. ASU 2013-02 is effective for us on August, 31, 2013. The Company does not expect the adoption of ASU 2013-02 to have a material effect on the consolidated financial statement presentation.

c.	Condensed Consolidated Financial Statements Preparation

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012 (the “2012 Form 10-K”). These condensed consolidated financial statements are not audited but in the opinion of management reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair statement of the results of the periods presented. Certain information and disclosures normally included in annual consolidated financial statements have been omitted in this interim period report pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by U.S. GAAP for annual financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the 2012 Form 10-K for the year ended August 31, 2012. The results for interim periods are not necessarily indicative of a full fiscal year’s results.

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

On September 11, 2011, the Subsidiary entered into a fourth agreement with Hadasit, Dr. Miriam Kidron and Dr. Daniel Schurr (the “Fourth Agreement”), to retain consulting and clinical trial services. According to the Fourth Agreement, Hadasit will be entitled to consideration of $200,000 to be paid by the Company in accordance with the actual progress of the study, $50,000 of which were paid and recognized through February 28, 2013.

b.
On March 18, 2012, the Subsidiary entered into a lease agreement for its office facilities in Israel. The lease agreement is for a period of 57 months commencing January 1, 2012. The monthly lease payment will be NIS 3,400 in 2012, NIS 4,225 in 2013 and NIS 5,610 from 2014 onwards, and will be linked to the increase in the Israeli consumer price index (as of February 28, 2013, the monthly payment in the Company's functional currency is $917, the future annual lease payments under the agreement will be $12,783 in 2013, $16,661 in 2013 and $18,156 from 2014 onwards). As security for its obligation under this lease agreement the Company provided a bank guarantee in an amount equal to three monthly lease payments.

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

e.
On February 15, 2011, the Subsidiary entered into a consulting agreement with a third party (the "Consultant”) for a period of five years, pursuant to which the Consultant will provide consultation on scientific and clinical matters. The Consultant is entitled to a fixed monthly fee of $8,000, royalties of 8% of the net royalties actually received by the Subsidiary in respect of the patent that was sold to Entera Bio Ltd. (“Entera”) on February 22, 2011 and an option to purchase up to 20,834 shares of common stock of the Company at an exercise price of $6.00 per share. The option vests in five annual installments commencing February 16, 2012 and expires on February 16, 2021. The initial fair value of the option on the date of grant was $62,185, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 78.65%; risk-free interest rates of 3.62%; and the remaining expected term of 10 years. The fair value of the option as of August 31, 2012 was $54,345, using the following assumptions: dividend yield of 0% and expected term of 8.5 years; expected volatility of 75.41%; and risk-free interest rate of 1.29%. The fair value of the option granted is remeasured at each balance sheet reporting date and is recognized over the related service period using the straight-line method.

f.
On December 12, 2011, the Subsidiary issued a purchase order to Swiss Caps AG (“Swiss Caps”), according to which, Swiss Caps will manufacture insulin capsules for total consideration of CHF 395,000 (approximately $424,000) all of which was paid and recognized through February 28, 2013.

ORAMED PHARMACEUTICALS Inc. (A development stage company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - COMMITMENTS (continued):

g.
On February 15, 2012, the Company entered into an advisory agreement with a third party for a period of one year, pursuant to which such third party will provide investors relations services and will be entitled to a share based compensation as follows: 25,000 shares of common stock of the Company will be issued in six installments over the engagement period, commencing February 15, 2012, and a warrant to purchase 62,500 shares of common stock of the Company at an exercise price of $6.00 per share. The warrant vested in 12 monthly installments commencing February 15, 2012 and expires on February 15, 2017. The initial fair value of the option on the date of grant was $121,304, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 76.82%; risk-free interest rates of 0.81%; and the remaining expected term of 5 years.

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

The fair value of the option as of February 28, 2013, was $361,038, using the following assumptions: dividend yield of 0% and expected term of 4.0 years; expected volatility of 75.64%; and risk-free interest rate of 0.57%. The fair value of the option granted is remeasured at each balance sheet reporting date and is recognized over the related service period using the straight-line method.

h.
On September 27, 2012, the Subsidiary entered into a Master Services Agreement with Medpace, Inc. ("Medpace"), to retain it as a CRO, for its upcoming Phase 2 clinical trial for an oral insulin capsule, that was expected to start in the first calendar quarter of 2013 in the United States. As consideration for its services, the subsidiary will pay Medpace a total amount of approximately $3,500,000 that will be paid during the term of the engagement and based on achievement of certain milestones, $540,579 of which was paid through February 28, 2013. On March 17, 2013, due to a request from the FDA to perform a sub study before proceeding with the Phase 2 clinical trial, the Subsidiary instructed Medpace to temporarily cease all work. As a result, Medpace is required to return to the Subsidiary all funds in excess of the actual expenses paid for the clinical trial, which are estimated at $392,000 and are presented as accounts receivable - other.

i.	Grants from Bio-Jerusalem

The Subsidiary is committed to pay royalties to the Bio-Jerusalem fund on proceeds from future sales at a rate of 4% and up to 100% of the amount of the grant received by the Company (Israeli CPI linked) at the total amount of $65,053.  As of February 28, 2013, the Subsidiary had not yet realized any revenues and did not incur any royalty liability.

In the six months period ended February 28, 2013, the Company received $12,320 from the Bio-Jerusalem fund.

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

On February 28, 2013, the Subsidiary had not yet realized any revenues from the said project and did not incur any royalty liability. The total amount that was actually received through February 28, 2013 was $1,332,374.

For the six months period ended February 28, 2013, the research and development expenses are presented net of OCS and Bio-Jerusalem fund Grants, in the total amount of $22,378.

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

As of February 28, 2013 the assets or liabilities measured at fair value are comprised of available for sale securities (level 1 and level 3).

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

Marketable securities consist wholly of equity securities of D.N.A Biomedical Solutions Ltd. ("D.N.A"), which were received in March 2011 as part of the consideration for selling the Company's equity method investee Entera, and in October 2012, as an option to purchase ordinary shares of D.N.A with no additional costs in exchange for the Company's common stock (the "D.N.A Option"). The D.N.A Option was exercised by the Company in February 2013. Those securities are classified as available-for-sale and are recorded at fair value.

The shares received on March 2011 are traded on the Tel Aviv Stock Exchange ("TASE") and have a quoted price. The fair value of those securities is measured at the quoted prices of the securities in an active market on the measurement date.

The D.N.A shares that were received upon realizing the D.N.A Option are restricted for a period of 6 months from realization date according to TASE policy with regards to private placements. The fair value of the D.N.A Option is measured based on the quoted prices of the otherwise identical unrestricted securities, adjusted for the effect of the restriction by applying a proper discount. The discount was determined with reference to other similar restricted instruments, and will be decreased over the restriction period.  Similar securities, with no restriction on tradability, are quoted on an active market.

Transfers in and/or out of Level 3 are recognized in the beginning of the reporting period.

Financial assets carried at fair value as of February 28, 2013 and August 31, 2012 are classified in the tables below in one of the three categories described above:

	Level 1	Level 3	Total
Marketable securities:
February 28, 2013	$186,505	$800,848	$987,353
August 31, 2012	$200,311	-	$200,311

The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs:

Six months ended
February, 28, 2013
Unaudited
Carrying value at the beginning of the period	$-
Additions	628,630
Changes in fair value	172,218
Carrying value at the end of the period	$800,848

As to financial liabilities carried at fair value, see note 5.

ORAMED PHARMACEUTICALS Inc. (A development stage company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - STOCK HOLDERS’ EQUITY:

a.
In September 2012, the Company issued 5,652 shares of its common stock and 2,826 common stock purchase warrant to an investor, with whom the Company entered into Securities Purchase Agreement in August 2012 for the same investment terms as described in note 4b. below.

b.
Between September and November 2012, the Company entered into Securities Purchase Agreements with a number of investors for the sale of 329,832 units at a purchase price of $4.44 per unit for total consideration of $1,464,425. Each unit consisted of one share of the Company's common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase 0.50 a share of common stock exercisable for five years at an exercise price of $6.00 per share. The investors were granted customary registration rights with respect to resales of shares, including the shares underlying the warrants.  In addition, one of the investors who was previously considered as a leading investor (the "Leading Investor") , who purchased 405,405 of the units, was granted the right to maintain its percentage of the shares of the Company’s common stock outstanding by purchasing more shares whenever the Company proposes to issue certain additional shares to other investors.  Such right only exists so long as such investor holds at least 5% of the Company's outstanding common stock.  In addition, such investor’s warrants contained anti-dilution protection (the "full ratchet anti-dilution protection") and cashless exercise provisions not contained in the other investors’ warrants.  The other terms of the Leading Investor's Securities Purchase Agreement were substantially the same as those granted to him in 2011 for his first investment. See also note 5.

As a finder's fee, in connection with the securities purchase agreements, the Company paid cash consideration of $12,885, as well as issued 1,127 shares of the Company's common stock and 564 common stock purchase warrant for another individual. The Company also issued 12,745 shares of the Company's common stock and 6,373 common stock purchase warrant to a director as a finder's fee with respect to the Securities Purchase Agreements described above and to Securities Purchase Agreements to which the Company had entered into in August 2012.

c.
On October 30, 2012, the Company entered into a Securities Purchase Agreement with D.N.A, according to which, the Company issued on that day to D.N.A 199,172 shares of its common stock, in consideration for the option to purchase up to 21,637,611 ordinary shares of D.N.A, valued at approximately $628,630 at the day of the transaction. The Company exercised the option in February 2013. As described in note 3, the Subsidiary had previously acquired 8,404,667 ordinary shares of D.N.A issued in March 2011. On February 14, 2013 the Subsidiary sold 3,500,000 of the D.N.A shares in a private transaction for a total of NIS 420,000 (or approximately $114,130).  As of February 28, 2013 the Group own approximately 12.8% of D.N.A’s outstanding ordinary shares. On March 5, 2013 the Subsidiary sold additional 3,500,000 of the D.N.A shares in a private transaction for a total of NIS 420,000 (or approximately $112,540)

d.
On January 10, 2013, the Company's board of directors approved a reverse stock split at a ratio of one-for-twelve, effective January 22, 2013, which decreased the number of common shares issued and outstanding as of January 23, 2013, from approximately 86.5 million shares to approximately 7.2 million shares and the number of authorized common shares from 200 million shares to approximately 16.7 million shares. All share and per share amounts included in the condensed consolidated financial statements have been adjusted retroactively to reflect the effects of the reverse stock split.

ORAMED PHARMACEUTICALS Inc. (A development stage company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - WARRANTS

As part of the Company's private placements, warrants were granted to the Leading Investor, as defined in note 4b. 182,292 warrants were granted in January 2011 (the "2011 Warrants"), 112,613 were granted in August 2012 and 16,892 were granted in November 2012 (together, the "Three Warrants"). Each warrant was granted for five years at an initial exercise price of $6.00 per share. The warrants included a full ratchet anti-dilution protection from the second year anniversary date after issuing the warrant, subject to certain limitations and while the warrant was outstanding.  In the event the Company was to issue or sell any common stock for a consideration per share lower than the exercise price then in effect, or was to issue or sell any options, warrants or other rights for the purchase or acquisition of such shares at a consideration per share of less than the exercise price then in effect, the warrants were to be amended to (a) reduce the exercise price to an amount equal to the per share consideration payable to the company in such sale or issuance, and (b) the quantity of warrants were to updated, based on certain rules as determined in the Warrants Agreements with the Leading Investor.

As a result of a private placements in August 2012, and pursuant to adjustment terms of the 2011 Warrants, such warrant was amended to: (i) reduce the exercise price from $6.00 to $4.44, (ii) increase the number of shares issuable upon the exercise of the warrant from 182,292 to 246,341.

In addition, as a result of the agreement with D.N.A, as described in note 4c, and pursuant to adjustment terms of the 2011 Warrants, the Company further amended the 2011 Warrants by: (i) reducing the exercise price from $4.44 to $3.7656 and (ii) increasing the number of shares issuable upon the exercise of the 2011 Warrants from 246,341 to 290,459.

On November 29, 2012, the Company and the Leading Investor entered into a letter agreement (the "Agreement") in connection with the Three Warrants. Pursuant to the Agreement, the Company and the Leading Investor agreed to amend the Three Warrants to provide that the anti-dilution protection of each of the Three Warrants shall be removed in its entirety. In addition, as to the Warrants issued in August and November 2012, the parties agreed that the exercise price shall be reduced to $3.7656. On that day, the Company also issued to the Leading Investor a Common Stock Purchase Warrant (the "New Warrant") pursuant to which, the Leading Investor shall have the right to purchase up to 137,311 shares of the common stock of the Company over a period of four years at an exercise price of $7.20 per share. The fair value of the New Warrant on the date of grant, was $145,173, using the following assumptions: dividend yield of 0% and expected term of 4 years; expected volatility of 62.29%; and risk-free interest rate of 0.57%.

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

ORAMED PHARMACEUTICALS Inc. (A development stage company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - WARRANTS (continued):

In addition to the New Warrant, Nadav Kidron, the Company’s President, Chief Executive Officer and director, in his personal capacity as a shareholder of the Company, undertook and agreed that following the execution and delivery of the Agreement, in the event that an adjustment pursuant to the anti-dilution protection of any of the Three Warrants (had it not been amended by the Agreement thereof) would have been triggered and the number of shares of common stock of the Company that the Leading Investor would have been able to purchase under the Three Warrants would have increased by an aggregate number in excess of 137,311 shares, then the Leading Investor shall have the right to purchase from Mr. Kidron such number of shares of common stock of the Company owned by Mr. Kidron equal to such excess, up to a maximum of 112,690 shares of common stock of the Company (the "Kidron Option"). The foregoing right shall survive until the termination of such Three Warrants. The fair value of the Kidron Option on the date of grant was $168,220, based on the Monte Carlo type model that is described above, and was recognized as part of the stockholders equity.

Pursuant to the removal of the anti-dilution protection, the Three Warrants were no longer classified as liabilities. The Company recognized a financial expense in the amount of $296,982 during the three months ended November 30, 2012.

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

Six months ended February 28
2013
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

Recent business developments and financing activities

In September 2012, we entered into a Master Services Agreement with Medpace, Inc., or Medpace, to retain Medpace as a contract research organization, or CRO, for our upcoming Phase 2 clinical trial for an oral insulin capsule that was expected to start in the first calendar quarter of 2013 in the United States.  As consideration for its services, we will pay Medpace a total amount of approximately $3,500,000 during the term of the engagement, based on the achievement of certain milestones. In March 2013, due to a request from the U.S. Food and Drug Administration, or FDA, for us to perform a sub study before proceeding with the Phase 2 clinical trial, we instructed Medpace to temporarily cease all work under the Master Services Agreement. We intend to resume the clinical trial at such time as we receive approval from the FDA.

In October 2012, we entered into a Securities Purchase Agreement with D.N.A Biomedical Solutions Ltd., or D.N.A, an Israeli company listed on the Tel Aviv Stock Exchange, according to which we issued to D.N.A 199,172 shares of our common stock in consideration for an option to purchase up to 21,637,611 ordinary shares of D.N.A, or the D.N.A Option.  We had previously acquired 8,404,667 ordinary shares of D.N.A issued in March 2011.  In February 2013, we exercised the D.N.A Option.  In addition, in February and March 2013 we sold a total amount of 7,000,000 of our D.N.A ordinary shares, of which 5,250,000 ordinary shares were issued to us in March 2011 and 1,750,000 ordinary shares were issued to us in February 2013 upon our exercise of the D.N.A Option.  The ordinary shares were sold in private transactions for a total of NIS 840,000 (or approximately $226,670, based on the exchange rate between the NIS and the U.S. dollar, as quoted by the Bank of Israel on the dates of sale), before brokerage fees.  As of April 10, 2013, we own approximately 11.1% of D.N.A’s outstanding ordinary shares.

Between September and November 2012, we completed private placements pursuant to which we sold to certain investors an aggregate of 335,477 “units” at a purchase price of $4.44 per unit for total consideration of $1,489,518.  Each unit consisted of one share of common stock and a five-year warrant to purchase 0.50 of a share of common stock at an exercise price of $6.00 per share.  In connection with such private placements, we paid cash compensation of $12,885 as a finder’s fee. We also issued 1,127 shares of common stock and warrants to purchase 564 shares of common stock as a finder’s fee to a third-party in connection with the private placements and issued 12,745 shares of common stock and warrants to purchase 6,373 shares of common stock as a finder’s fee to one of our directors, Leonard Sank.

In November 2012, we entered into a letter agreement, or the Agreement, with Regals Fund LP, or Regals, in connection with (1) the warrant originally issued in January 2011, as amended in August 2012 and November 2012, to purchase up to 290,459 shares of our common stock, (2) the warrant dated August 28, 2012, to purchase up to 112,613 shares of our common stock and (3) the warrant dated November 5, 2012, to purchase up to 16,892 shares of our common stock , or together, the Warrants.    Pursuant to the Agreement, we and Regals agreed to amend the Warrants to provide that the anti-dilution protection of the Warrants shall be deleted in its entirety. In addition, as to the warrants issued in August and November 2012, the parties agreed to reduce the exercise price to $3.7656 per share, the current exercise price per share of the warrants originally issued in January 2011. At such time, we also issued to Regals a warrant, or the New Warrant, pursuant to which Regals shall have the right to purchase up to 137,311 shares of our common stock over a period of four years at an exercise price of $7.20 per share.

In connection with the New Warrant, Nadav Kidron, our President, Chief Executive Officer and a director, in his personal capacity as one of our  shareholders, agreed that following the execution and delivery of the Agreement, in the event that an adjustment pursuant to the anti-dilution protection of the Warrants (had they not been amended by the Agreement) would have been triggered and the number of shares of our common stock that Regals would have been able to purchase under the Warrants would have increased by an aggregate number in excess of 137,311 common shares, then Regals shall have the right to purchase from Mr. Kidron such number of shares of our common stock owned by Mr. Kidron, up to a maximum of 112,690 shares of our common stock. This right shall survive until the termination of the Warrants.

In December 2012 and March 2013, we were issued patents by the South African and Japanese Patent Offices, respectively, which cover part of our technology with respect to the oral delivery of peptides.

In December 2012, we filed an Investigational New Drug, or IND, application with the FDA to begin a Phase 2 clinical trial of our orally ingested insulin capsule, in order to evaluate the safety, tolerability and efficacy of our oral insulin capsule on type 2 diabetic volunteers.   We have been communicating with the FDA regarding our IND, and, according to the FDA’s request as discussed above, conducted a sub study before we may proceed with the main clinical trial.

In January 2013, we began a clinical trial for our oral exenatide capsule on healthy volunteers and type 2 diabetic patients.  We expect to receive results from such trial in the second quarter of calendar year 2013.

In January 2013, we effected a reverse stock split of our shares of common stock at a ratio of one-for-twelve.

In February 2013, we commenced a first human clinical trial on healthy volunteers with our oral insulin capsule delivered in combination with our oral exenatide capsule.

In February 2013, our common stock began trading on The Nasdaq Capital Market under the symbol ORMP.

In April 2013, we filed a new IND application with the FDA for the above discussed sub study on our oral insulin capsule.

Results of Operations

Comparison of six and three month periods ended February 28, 2013 and February 29, 2012

The following table summarizes certain statements of operations data for the Company for the six and three month periods ended February 28, 2013 and February 29, 2012:

	Six months ended		Three months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Research and development expenses	$1,141,622	$894,663	$748,996	$710,647
General and administrative expenses	850,047	511,605	510,834	229,704
Impairment of available for sale securities	-	43,111	-	43,111
Financial (income) expense, net	192,958	14,515	(33,956)	1,913
Net loss for the period	$2,184,627	$1,463,894	$1,225,874	$985,375

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

During the six months ended February 28, 2013, research and development expenses totaled $1,141,622, compared to $894,663 for the six months ended February 29, 2012. The increase is mainly attributed to the preparation for the FDA approved Phase 2 clinical trial as well as to the increase in stock based compensation costs, which during the six months ended February 28, 2013 totaled $169,801, as compared to $36,820 during the six months ended February 29, 2012.

During the three months ended February 28, 2013, research and development expenses totaled $748,996, compared to $710,647 for the three months ended February 29, 2012.  The increase in research and development expenses during the three months ended February 28, 2013, as compared to the three months ended February 29, 2012, is attributable to the same reason discussed above.

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

In the six months ended February 28, 2013, we recognized research and development grants in an amount of $22,378. We did not recognize any grants in the three months ended February 28, 2013.  In the six and three months ended February 29, 2012, we recognized research and development grants in an amount of $57,038 and $15,781, respectively.  As of February 28, 2013, we had no contingent liabilities to the OCS.

Grants from the Bio-Jerusalem fund

We are committed to pay royalties to the Bio-Jerusalem fund on proceeds from future sales at a rate of 4% and up to 100% of the amount of the grant received by the Company (Israeli CPI linked) in the total amount of $65,053.  As of February 28, 2013, we had not yet realized any revenues since inception and thus did not incur any royalty liability to the Bio-Jerusalem fund.

For the six month periods ended February 28, 2013 and February 29, 2012, we received $12,320 and $0, respectively, from the Bio-Jerusalem fund.

General and administrative expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, traveling, business development costs, insurance expenses and other general costs.

For the six months ended February 28, 2013, general and administrative expenses totaled $850,047 compared to $511,605 for the six months ended February 29, 2012. The increase in costs incurred related to general and administrative activities during the six months ended February 28, 2013, reflects an increase in stock based compensation costs, arising from options granted to employees and consultants, of $225,367, as well as an increase in legal fees and consulting expenses. During the six months ended February 28, 2013, as part of our general and administrative expenses, we incurred $271,583 related to stock options granted to employees and consultants, as compared to $46,216 during the six months ended February 29, 2012.

For the three months ended February 28, 2013, general and administrative expenses totaled $510,834 compared to $229,704 for the three months ended February 29, 2012. The increase in general and administrative expenses during the three months ended February 28, 2013, as compared to the three months ended February 29, 2012, is attributable to the same reasons discussed above.

Financial income/expense, net

Financial expenses for the six months ended February 28, 2013 includes an expense of $296,982 resulting mainly from the removal of the anti-dilution protections from warrant liabilities and the grant of new warrants.

In the six months ended February 28, 2013, we incurred income from exchange rate differences resulting from the decrease in the exchange rate between the NIS and the dollar during the period and its effect on our NIS linked bank deposits, as well as interest income on available cash and cash equivalents that were partially offset by bank charges.  In the six months ended February 29, 2012, we received a higher amount of interest income on available cash and cash equivalents, as compared to the six months ended February 28, 2013, which was offset by bank charges.

During the three months ended February 28, 2013, financial income totaled $33,956, compared to financial expenses of $1,913 for the three months ended February 29, 2012.  Financial income during the three months ended February 28, 2013, as compared to the three months ended February 29, 2012, is attributable to the same reasons discussed above.

Other comprehensive income

Subsequent increase in the fair value of available for sale securities previously written down as impaired for the six months ended February 28, 2013 of $122,977, resulted from the increase in fair value of our D.N.A ordinary shares, at the amount of the impairment that was recognized in previous periods. Reclassification adjustment for gains included in net loss for the six months ended February 28, 2013 of $50,687, resulted from the sale of 3,500,000 of our D.N.A ordinary shares in February 2013. Unrealized gain on available for sale securities for the six months ended February 28, 2013 of $172,218, resulted from the increase in fair value of our D.N.A ordinary shares.

Reclassification adjustment for gains included in net loss and unrealized gain on available for sale securities for the three months ended February 28, 2013, resulted from the same reasons discussed above.

Impairment of available for sale securities for the six months ended February 29, 2012 of $43,111 resulted from the decrease in fair value of our D.N.A ordinary shares.

Liquidity and capital resources

From inception through February 28, 2013, we incurred losses in an aggregate amount of $20,076,404. We have financed our operations through the private placements of equity financing, raising a total of $16,595,571, net of transaction costs. We will seek to obtain additional financing through similar sources in the future as needed.  As of February 28, 2013, we had $2,039,905 of available cash, $2,317,198 of short term bank deposits and $987,353 of marketable securities. Marketable securities are presented at fair value, are based on their quoted price and their realization is subject to certain limitations if sold through the market, and are exposed to market risk. There is no assurance that at the time of sale of the marketable securities the price per share will be the same or higher, nor that we will be able to sell all of the securities at once given the volume of securities we hold. We anticipate that we will require approximately $3.9 million to finance our activities during the 12 months following February 28, 2013.

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

During the six month period ended February 28, 2013, cash and cash equivalents decreased to $2,039,905 from the $4,430,740 reported as of August 31, 2012, which is due to the reasons described below.

Operating activities used cash of $2,065,590 in the six months ended February 28, 2013, as compared to $1,075,580 in the six months ended February 29, 2012. Cash used for operating activities in the six months ended February 28, 2013 primarily consisted of net loss resulting from research and development and general and administrative expenses, partially offset by stock based compensation adjustments and exchange of warrants, while cash used by operating activities in the six months ended February 29, 2012 primarily consisted of net loss resulting from research and development and general and administrative expenses.

During the six month period ended February 28, 2013, of the $22,378 in OCS grants we recognized during such period, we received none towards our research and development expenses, while in the six months ended February 29, 2012, we received $52,155 towards our research and development expenses.  The amounts that were recognized but not received during the six months ended February 28, 2013 are expected to be received from the OCS following the submission of periodic and final reports by Oramed Ltd., and their examination by the OCS.  The OCS has supported our activity in the past three years.

Investing activities used cash of $1,750,018 in the six months ended February 28, 2013, as compared to $1,405,536 that was provided in the six months ended February 29, 2012. Cash used in investing activities in the six months ended February 28, 2013 consisted primarily of acquisition of short-term bank deposits.  Cash provided by investing activities in the six months ended February 29, 2012 consisted primarily of proceeds from the sale of our investment in Entera Bio Ltd.

Financing activities provided cash of $1,450,936 in the six months ended February 28, 2013, as compared to $0 for the six months ended February 29, 2012.  Cash provided by financing activities during the six months ended February 28, 2013 consisted of proceeds from our issuance of common stock and warrants as further discussed above under “Overview of Operations—Recent business developments and financing activities”.

Off-balance sheet arrangements

As of February 28, 2013, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Planned Expenditures

The estimated expenses referenced herein are in accordance with our business plan. Since our technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the twelve months beginning March 1, 2013 are as follows:

Category	Amount

Research and development, net of OCS funds	$2,360,000
General and administrative expenses	1,507,000
Financial income, net	(12,000)
Total	$3,855,000

As indicated above, in December 2012 and April 2013, we filed IND applications with the FDA for our orally ingested insulin and we are conducting, or planning to conduct, further clinical studies with our exenatide capsule and the combination therapy, respectively, and others.  We expect to have a significant increase in research and development expenses during the term of the FDA approved Phase 2 study that is expected to be conducted during fiscal year 2013.  Our ability to complete these expected activities is dependent on several major factors including the ability to attract sufficient financing on terms acceptable to us and receiving additional grants from the OCS.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2013.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as follows:

In January 2013, we hired an in-house bookkeeper to segregate duties with, and provide support to, our Chief Financial Officer with respect to accounting and financial reporting functions.

PART II – OTHER INFORMATION

ITEM 6 - EXHIBITS

Number	Exhibit
3.1	Certificate of Incorporation, as amended as of January 22, 2013 (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed February 1, 2013, File No. 333-186375).
3.2	Certificate of Correction dated February 8, 2013 (incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-3 filed March 18, 2013, File No .333-187343).
3.3	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed February 1, 2013, File No. 000-50298).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 filed February 1, 2013, File No. 333-186375).
31.1 *	Certification Statement of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2 *	Certification Statement of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1 **	Certification Statement of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2 **	Certification Statement of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.1 **
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

___________________

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Date: April 11, 2013	By:	/s/ Nadav Kidron
Nadav Kidron
President and Chief Executive Officer

Date: April 11, 2013	By:	/s/ Yifat Zommer
Yifat Zommer
Chief Financial Officer
(principal financial and accounting officer)