Form 10-Q
period 2013-05-31
ORAMED PHARMACEUTICALS INC.
filed 2013-07-17
CIK 1176309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

Yes ☐    No ☒

As of July 17, 2013 there were 7,900,829 shares of the issuer’s common stock, $0.012 par value per share, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and the “Company” mean Oramed Pharmaceuticals Inc. and our wholly-owned Israeli subsidiary, Oramed Ltd., unless otherwise indicated.  All dollar amounts refer to U.S. Dollars unless otherwise indicated.

On May 31, 2013, the exchange rate between the NIS and the dollar, as quoted by the Bank of Israel, was NIS 3.683 to $1.00. Unless indicated otherwise by the context, statements in this Quarterly Report on Form 10-Q that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.
 (A development stage company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2013

ORAMED PHARMACEUTICALS INC.
 (A development stage company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2013

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
U.S. dollars

	May 31,	August 31,
	2013	2012
Assets
CURRENT ASSETS:
Cash and cash equivalents	$1,104,897	$4,430,740
Short term deposits	2,323,947	454,381
Marketable securities	803,372	200,311
Restricted cash	16,000	16,000
Accounts receivable - other	333,719	87,691
Prepaid expenses	62,302	2,307
Related parties	746	404
Grants receivable from the chief scientist	178,800	84,642
T o t a l current assets	4,823,783	5,276,476

LONG TERM DEPOSITS AND INVESTMENT	9,425	8,867
AMOUNTS FUNDED IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	7,362	4,740
PROPERTY AND EQUIPMENT, NET	5,730	4,768
T o t a l assets	$4,846,300	$5,294,851

Liabilities and stockholders' equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$398,772	$597,173
Account payable with former shareholder	47,252	47,252
T o t a l current liabilities	446,024	644,425

LONG TERM LIABILITIES:
Warrants	-	637,182
Employee rights upon retirement	12,780	6,959
Provision for uncertain tax position	228,272	228,272
	241,052	872,413
COMMITMENTS (note 2)

STOCKHOLDERS' EQUITY:
Common stock of $ 0.012 par value - authorized: 16,666,667* shares at May 31, 2013 and August 31, 2012; issued and outstanding: 7,226,423 shares at May 31, 2013 and 6,674,068* at August 31, 2012	86,702	80,075
Accumulated other comprehensive income	131,924	-
Additional paid-in capital	25,273,343	21,589,715
Deficit accumulated during the development stage	(21,332,745)	(17,891,777)
T o t a l stockholders' equity	4,159,224	3,778,013
T o t a l liabilities and stockholders' equity	$4,846,300	$5,294,851

* See note 4d.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
U.S. dollars

					Period
					from April
					12, 2002
					(inception)
	Nine months ended		Three months ended		through
	May 31,	May 31,	May 31,	May 31,	May 31,
	2013	2012	2013	2012	2013
RESEARCH AND DEVELOPMENT EXPENSES, net	$1,977,258	$1,144,415	$835,636	$249,752	$11,509,952
IMPAIRMENT OF INVESTMENT	-	-	-	-	434,876
GENERAL AND ADMINISTRATIVE EXPENSES	1,349,081	802,273	499,034	290,668	9,510,628
OPERATING LOSS	3,326,339	1,946,688	1,334,670	540,420	21,455,456
FINANCIAL INCOME	(223,638)	(14,834)	(84,594)	(306)	(430,796)
FINANCIAL EXPENSES	338,267	39,294	6,265	10,251	718,647
GAIN ON SALE OF INVESTMENT	-	-	-	-	(1,033,004)
IMPAIRMENT OF AVAILABLE- FOR-SALE SECURITIES	-	43,111	-	-	381,666
LOSS BEFORE TAXES ON INCOME	3,440,968	2,014,259	1,256,341	$550,365	21,091,969
TAXES ON INCOME	-	-	-	-	240,776
NET LOSS FOR THE PERIOD	$3,440,968	$2,014,259	$1,256,341	$550,365	$21,332,745
SUBSEQUENT (INCREASE) DECREASE IN THE FAIR VALUE OF AVAILABLE FOR SALE SECURITIES PREVIOUSLY WRITTEN DOWN AS IMPAIRED	(84,010)	-	38,967	15,869	(84,010)
RECLASSIFICATION ADJUSTMENT FOR GAINS INCLUDED IN NET LOSS	69,178	-	18,491	-	69,178
UNREALIZED (GAIN) LOSS ON AVAILABLE FOR SALE SECURITIES	(117,092)	-	55,126	-	(117,092)
TOTAL OTHER COMPREHENSIVE (INCOME) LOSS	(131,924)	-	112,584	15,869	(131,924)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	$3,309,044	$2,014,259	$1,368,925	$566,234	$21,200,821
LOSS PER COMMON SHARE:
BASIC AND DILUTED LOSS PER COMMON SHARE	$0.49	$0.34	$0.17	$0.09
WEIGHTED AVERAGE NUMBER OF COMMON STOCK USED IN COMPUTING BASIC AND DILUTED LOSS PER COMMON STOCK	7,087,831	5,850,679	7,223,377	5,860,320

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

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
U.S. dollars

					Deficit
				Accumulated	accumulated
			Additional	other	during the	Total
	Common Stock		paid-in	Comprehensive	development	stockholders'
	Shares*	$	capital	Income	stage	equity
BALANCE AS OF AUGUST 31, 2012	6,674,068	$80,075	$21,589,715	-	$(17,891,777)	$3,778,013
SHARES AND WARRANTS ISSUED FOR CASH, NET**	349,396	4,192	1,418,400	-	-	1,422,592
SHARES ISSUED FOR MARKETABLE SECURITIES	199,172	2,390	626,240	-	-	628,630
SHARES TO BE ISSUED FOR SERVICES RENDERED	-	-	93,713	-	-	93,713
EXCHANGE OF WARRANTS (see note 5)	-	-	917,809	-	-	917,809
EXERCISE OF WARRANTS	3,787	45	(45)	-	-	-
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS	-	-	487,034	-	-	487,034
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS	-	-	140,477	-	-	140,477
NET LOSS	-	-	-	-	(3,440,968)	(3,440,968)
OTHER COMPREHENSIVE INCOME	-	-	-	131,924	-	131,924
BALANCE AS OF MAY 31, 2013	7,226,423	$86,702	$25,273,343	$131,924	$(21,332,745)	$4,159,224

* See note 4d.

** Including 13,871 shares issued as finders' fee.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
U.S. dollars

	Nine months ended		Period from April 12, 2002 (inception date) through
	May 31,	May 31,	May 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,440,968)	$(2,014,259)	$(21,332,745)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	3,697	17,384	124,541
Amortization of debt discount	-	-	108,000
Exchange differences on deposits and investments	10,880	(1)	41,917
Stock based compensation	627,511	154,199	5,598,798
Shares issued for services rendered	-	91,860	1,155,956
Shares to be issued for services rendered	93,713	-	93,713
Gain on sale of investment	(69,178)	-	(1,102,182)
Impairment of investment	-	-	434,876
Imputed interest	-	-	23,559
Impairment of available for sale security	-	43,111	381,666
Exchange of warrants	296,982	-	296,982
Changes in fair value of warrant liabilities	(44,699)	-	98,005
Changes in operating assets and liabilities:
Accounts receivables and other current assets	(400,523)	(166,540)	(560,682)
Restricted cash	-	-	(16,000)
Accounts payable and accrued expenses	(198,401)	(85,435)	398,772
Liability of employee rights upon retirement	5,821	419	26,007
Provision for uncertain tax position	-	-	228,272
Total net cash used in operating activities	(3,115,165)	(1,959,262)	(14,000,545)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,659)	(2,129)	(130,271)
Acquisition of short-term investments and short term deposits	(1,862,817)	(500,000)	(7,766,552)
Funds in respect of employee rights upon retirement	(3,023)	(2,109)	(9,918)
Proceeds from sale of investment and marketable securities	226,671	450,000	676,671
Proceeds from sale of Short term deposits	-	1,800,000	5,428,000
Lease deposits, net	-	-	(7,509)
Total net cash derived from (used in) investing activities	(1,643,828)	1,745,762	(1,809,579)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and warrants - net of issuance expenses	1,450,936	-	16,595,571
Receipts on account of shares issuances	-	-	6,061
Proceeds from convertible notes	-	-	275,000
Proceeds from short term note payable	-	-	120,000
Payments of short term note payable	-	-	(120,000)
Shareholder advances	-	-	66,243
Net cash derived from financing activities	1,450,936	-	16,942,875
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(17,786)	-	(27,854)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,325,843)	(213,500)	1,104,897
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,430,740	1,513,365	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,104,897	$1,299,865	$1,104,897
Non cash investing and financing activities:
Shares issued for offering costs	-	-	$77,779
Contribution to paid in capital	-	-	$18,991
Discount on convertible note related to beneficial conversion feature	-	-	$108,000
Exchange of warrants	$917,809	-	$917,809
Shares and warrants issued for marketable securities-	$628,630	-	$628,630

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

Based on its current cash resources and commitments, and cash received in private offerings in the year ended August 31, 2012 and the nine month period ended May 31, 2013 (see note 4b), the Company believes it will be able to maintain its current planned development activities and the corresponding level of expenditures for at least the next 12 months, although no assurance can be given that it will not need additional funds prior to such time. If there are unexpected increases in general and administrative expenses or research and development expenses, the Company may need to seek additional financing during the next 12 months. See also note 6 with respect to the Company registered direct offering.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

b.	Newly issued and recently adopted Accounting Pronouncements

1)
In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (ASU) 2011-05, an update to ASC No. 220, “Presentation of Comprehensive Income,” which eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity. The Company can elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted. In December 2011, the FASB issued another update on the topic, which deferred the effective date pertaining only to the presentation of reclassification adjustments on the face of the financial statements. The Company adopted the pronouncement in the first quarter of fiscal year 2013.

2)
In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, ASU 2013-02 requires presentation, either on the face of the income statement or in the notes, of significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income, but only if the amounts reclassified are required to be reclassified in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about these amounts. The amendments in ASU 2013-02 will be effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. ASU 2013-02 is effective for the Company on August, 31, 2013. The Company does not expect the adoption of ASU 2013-02 to have a material effect on the consolidated financial statement presentation.

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

On September 11, 2011, the Subsidiary entered into a fourth agreement with Hadasit, Dr. Miriam Kidron and Dr. Daniel Schurr (the “Fourth Agreement”), to retain consulting and clinical trial services. According to the Fourth Agreement, Hadasit will be entitled to consideration of $200,000 to be paid by the Company in accordance with the actual progress of the study, $50,000 of which were paid and recognized through May 31, 2013.

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

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - COMMITMENTS (continued):

c.
On February 15, 2011, the Subsidiary entered into a consulting agreement with a third party (the "Consultant”) for a period of five years, pursuant to which the Consultant will provide consultation on scientific and clinical matters. The Consultant is entitled to a fixed monthly fee of $8,000, royalties of 8% of the net royalties actually received by the Subsidiary in respect of the patent that was sold to Entera Bio Ltd. (“Entera”) on February 22, 2011 and an option to purchase up to 20,834 shares of common stock of the Company at an exercise price of $6.00 per share. The option vests in five annual installments commencing February 16, 2012 and expires on February 16, 2021. The initial fair value of the option on the date of grant was $62,185, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 78.65%; risk-free interest rates of 3.62%; and the remaining expected term of 10 years. The fair value of the option as of May 31, 2013 was $129,683, using the following assumptions: dividend yield of 0% and expected term of 7.72 years; expected volatility of 76.16%; and risk-free interest rate of 1.75%. The fair value of the option granted is remeasured at each balance sheet reporting date and is recognized over the related service period using the straight-line method.

d.
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

The fair value of the option as of May 31, 2013, was $166,598, using the following assumptions: dividend yield of 0% and expected term of 4.0 years; expected volatility of 65.72%; and risk-free interest rate of 0.62%. The fair value of the option granted is remeasured at each balance sheet reporting date and is recognized over the related service period using the straight-line method.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - COMMITMENTS (continued):

e.
On March 18, 2012, the Subsidiary entered into a lease agreement for its office facilities in Israel. The lease agreement is for a period of 57 months commencing January 1, 2012. The monthly lease payment will be NIS 3,400 in 2012, NIS 4,225 in 2013 and NIS 5,610 from 2014 onwards, and will be linked to the increase in the Israeli consumer price index (as of May 31, 2013, the monthly payment in the Company's functional currency is $1,147, the future lease payments under the agreement will be $4,558 from July to September 2013). As security for its obligation under this lease agreement the Company provided a bank guarantee in an amount equal to three monthly lease payments.

On April 28, 2013, the Subsidiary entered into a new lease agreement for its office facilities in Israel. The new lease agreement is for a period of 36 months commencing October 1, 2013. The monthly lease payment will be NIS 5,589 in 2013 and NIS 7,421 from 2014 onwards, and will be linked to the increase in the Israeli consumer price index (as of May 31, 2013, the monthly payment in the Company's functional currency is $1,518, the future lease payments under the agreement will be $2,015 in 2014 onwards). As security for its obligation under this lease agreement the Company provided a bank guarantee in an amount equal to three monthly lease payments.

f.
On September 27, 2012, the Subsidiary entered into a Master Services Agreement with Medpace, Inc. ("Medpace"), to retain it as a CRO, for its upcoming Phase 2 clinical trial for an oral insulin capsule, that was expected to start in the first calendar quarter of 2013 in the United States. As consideration for its services, the subsidiary will pay Medpace a total amount of approximately $3,500,000 that will be paid during the term of the engagement and based on achievement of certain milestones, $540,579 of which was paid through May 31, 2013. On March 17, 2013, due to a request from the FDA to perform a sub study before proceeding with the Phase 2 clinical trial, the Subsidiary instructed Medpace to temporarily cease all work. As a result, Medpace is required to return to the Subsidiary all funds in excess of the actual expenses paid for the clinical trial, at the amount of $219,867 and are presented as accounts receivable - other.

g.	Grants from Bio-Jerusalem

The Subsidiary is committed to pay royalties to the Bio-Jerusalem fund on proceeds from future sales at a rate of 4% and up to 100% of the amount of the grant received by the Company (Israeli CPI linked) at the total amount of $65,053.  As of May 31, 2013, the Subsidiary had not yet realized any revenues and did not incur any royalty liability.

In the nine months period ended May 31, 2013, the Company received $12,320 from the Bio-Jerusalem fund.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - COMMITMENTS (continued):

h.	Grants from the Office of the Chief Scientist ("OCS")

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

On May 31, 2013, the Subsidiary had not yet realized any revenues from the said project and did not incur any royalty liability. The total amount that was actually received through May 31, 2013 was $1,332,374.

For the nine months period ended May 31, 2013, the research and development expenses are presented net of OCS and Bio-Jerusalem fund Grants, in the total amount of $101,639.

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

As of May 31, 2013, the assets measured at fair value are comprised of available for sale securities (level 1 and level 3).

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

Financial assets carried at fair value as of May 31, 2013 and August 31, 2012 are classified in the tables below in one of the three categories described above:

	Level 1	Level 3	Total
Marketable securities:
May 31, 2013	$113,920	$689,452	$803,372
August 31, 2012	$200,311	-	$200,311

The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs:

Nine months ended
May 31, 2013
Carrying value at the beginning of the period	$-
Additions	628,630
Changes in fair value	113,165
Reclassification adjustment for gains included in net loss	(52,343)
Carrying value at the end of the period	$689,452

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

c.
On October 30, 2012, the Company entered into a Securities Purchase Agreement with D.N.A, according to which, the Company issued on that day to D.N.A 199,172 shares of its common stock, in consideration for the option to purchase up to 21,637,611 ordinary shares of D.N.A, valued at approximately $628,630 at the day of the transaction. The Company exercised the option in February 2013. As described in note 3, the Subsidiary had previously acquired 8,404,667 ordinary shares of D.N.A issued in March 2011. On February 14, 2013 the Subsidiary sold 3,500,000 of the D.N.A shares in a private transaction for a total of NIS 420,000 (or approximately $114,130). On March 5, 2013 the Subsidiary sold additional 3,500,000 of the D.N.A shares in a private transaction for a total of NIS 420,000 (or approximately $112,540). As of May 31, 2013 the Group own approximately 11.1% of D.N.A’s outstanding ordinary shares.

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

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - SUBSEQUENT EVENTS

On July 10, 2013, the Company entered into a Placement Agency Agreement with Aegis Capital Corp. as representative of the several placement agents (the "Placement Agents"), pursuant to which the Placement Agents agreed to use their reasonable best efforts to arrange for the sale of up to 658,144 shares of the Company’s common stock.  In connection therewith, on July 10, 2013, the Company also entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell an aggregate of 658,144 shares of common stock, at a price of $7.00 per share, to various investors in a registered direct offering (the "Offering"). The Company had received all funds and issued all shares of common stock in connection with the Offering as of July 17, 2013. The net proceeds to the Company from the offering are approximately $4,200,000, after deducting Placement Agents' commissions and offering expenses of the Company.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws, regarding our business, clinical trials, financial condition, expenditures, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “planned expenditures,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Quarterly Report on Form 10-Q.  Additionally, statements concerning future matters are forward-looking statements.

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

In October 2012, we entered into a Securities Purchase Agreement with D.N.A Biomedical Solutions Ltd., or D.N.A, an Israeli company listed on the Tel Aviv Stock Exchange, according to which we issued to D.N.A 199,172 shares of our common stock in consideration for an option to purchase up to 21,637,611 ordinary shares of D.N.A, or the D.N.A Option.  We had previously acquired 8,404,667 ordinary shares of D.N.A issued in March 2011.  In February 2013, we exercised the D.N.A Option.  In addition, in February and March 2013 we sold a total amount of 7,000,000 of our D.N.A ordinary shares, of which 5,250,000 ordinary shares were issued to us in March 2011 and 1,750,000 ordinary shares were issued to us in February 2013 upon our exercise of the D.N.A Option.  The ordinary shares were sold in private transactions for a total of NIS 840,000 (or approximately $226,670, based on the exchange rate between the NIS and the U.S. dollar, as quoted by the Bank of Israel on the dates of sale), before brokerage fees. The selling price per share in both transactions was below market price.  As of July 16, 2013, we own approximately 11.1% of D.N.A’s outstanding ordinary shares.

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

In December 2012, we filed an Investigational New Drug, or IND, application with the FDA to begin a Phase 2 clinical trial of our orally ingested insulin capsule, in order to evaluate the safety, tolerability and efficacy of our oral insulin capsule on type 2 diabetic volunteers.   We have been communicating with the FDA regarding such Phase 2b IND application, and, according to the FDA’s request, are conducting a Phase 2a sub study before we may proceed with the Phase 2b clinical trial. We expect to begin the Phase 2b clinical trial in the second quarter of 2014.

In January 2013, we began a clinical trial for our oral exenatide capsule on healthy volunteers and type 2 diabetic patients.  We expect to receive results from such trial in the third quarter of calendar year 2013.

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

In May 2013, the FDA cleared the Phase 2a sub study IND application, which is an in-patient study with 30 individuals that began in July 2013, and is expected to be completed in the third quarter of 2013.

In July 2013, we entered into a Placement Agency Agreement with Aegis Capital Corp. as representative of the several placement agents, or the Placement Agents, pursuant to which the Placement Agents agreed to use their reasonable best efforts to arrange for the sale of up to 658,144 shares of our common stock.  In connection therewith, on July 10, 2013, we also entered into a Securities Purchase Agreement, pursuant to which we agreed to sell an aggregate of 658,144 shares of common stock, at a price of $7.00 per share, to various investors in a registered direct offering, or the Offering. We had received all funds and issued all shares of common stock in connection with the Offering as of July 17, 2013. Our aggregate net proceeds from the offering are approximately $4,200,000, after deducting Placement Agents' commissions and offering expenses.

Results of Operations

Comparison of nine and three month periods ended May 31, 2013 and May 31, 2012

The following table summarizes certain statements of operations data for the Company for the nine and three month periods ended May 31, 2013 and May 31, 2012:

	Nine months ended		Three months ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012

Research and development expenses	$1,977,258	$1,144,415	$835,636	$249,752
General and administrative expenses	1,349,081	802,273	499,034	290,668
Impairment of available for sale securities	-	43,111	-	-
Financial (income) expense, net	114,629	24,460	(78,329)	9,945
Net loss for the period	$3,440,968	$2,014,259	$1,256,341	$550,365

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

During the nine months ended May 31, 2013, research and development expenses totaled $1,977,258, compared to $1,144,415 for the nine months ended May 31, 2012. The increase is mainly attributable to the preparation for the FDA approved Phase 2a and Phase 2b clinical trials as well as to the increase in stock based compensation costs, which during the nine months ended May 31, 2013 totaled $301,804, as compared to $53,111 during the nine months ended May 31, 2012.

During the three months ended May 31, 2013, research and development expenses totaled $835,636, compared to $249,752 for the three months ended May 31, 2012.  The increase in research and development expenses during the three months ended May 31, 2013, as compared to the three months ended May 31, 2012, is attributable to the same reasons discussed above.

Government grants

In May 2012, Oramed Ltd. was granted a third grant amounting to a total net amount of NIS 595,000 (approximately $148,000) from the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of Israel, or OCS, which was designated for research and development expenses for the period of September 2012 to December 2012.  In May 2013, Oramed Ltd. was granted a fourth grant amounting to a total net amount of NIS 975,000 (approximately $265,000) from the OCS, which was designated for research and development expenses for the period of January 2013 to December 2013. We used, and are using with respect to the May 2013 grant, the funds to support further research and development and clinical studies of our oral insulin capsule and oral GLP-1 analog.

In the nine and three months ended May 31, 2013, we recognized research and development grants in an amount of $89,319 and $79,261, respectively, and in the nine and three months ended May 31, 2012, we recognized research and development grants in an amount of $263,463 and $206,425, respectively.  As of May 31, 2013, we had no contingent liabilities to the OCS.

Grants from the Bio-Jerusalem fund

We are committed to pay royalties to the Bio-Jerusalem fund on proceeds from future sales at a rate of 4% and up to 100% of the amount of the grant received by the Company (Israeli CPI linked) in the total amount of $65,053.  As of May 31, 2013, we had not yet realized any revenues since inception and thus did not incur any royalty liability to the Bio-Jerusalem fund.

For the nine month periods ended May 31, 2013 and May 31, 2012, we received $12,320 and $0, respectively, from the Bio-Jerusalem fund.

General and administrative expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, traveling, business development costs, insurance expenses and other general costs.

For the nine months ended May 31, 2013, general and administrative expenses totaled $1,349,081 compared to $802,273 for the nine months ended May 31, 2012. The increase in costs incurred related to general and administrative activities during the nine months ended May 31, 2013, reflects an increase in stock based compensation costs, arising from options granted to employees and consultants, of $224,619, as well as an increase in legal fees and consulting expenses. During the nine months ended May 31, 2013, as part of our general and administrative expenses, we incurred $325,707 related to stock options granted to employees and consultants, as compared to $101,088 during the nine months ended May 31, 2012.

For the three months ended May 31, 2013, general and administrative expenses totaled $499,034 compared to $290,668 for the three months ended May 31, 2012. The increase in general and administrative expenses during the three months ended May 31, 2013, as compared to the three months ended May 31, 2012, is mainly attributable to an increase in legal fees and accounting expenses.

Financial income/expense, net

Financial expenses for the nine months ended May 31, 2013 includes an expense of $114,629 resulting mainly from the removal of the anti-dilution protections from warrant liabilities and the grant of new warrants.

In the nine months ended May 31, 2013, we incurred income from exchange rate differences resulting from the decrease in the exchange rate between the NIS and the dollar during the period and its effect on our NIS linked bank deposits, as well as interest income on available cash and cash equivalents that were partially offset by bank charges.  In the nine months ended May 31, 2013, we received a higher amount of interest income on available cash and cash equivalents, as compared to the nine months ended May 31, 2012, which was offset by bank charges.

During the three months ended May 31, 2013, financial income totaled $78,329, compared to financial expenses of $9,945 for the three months ended May 31, 2012.  Financial income during the three months ended May 31, 2013, as compared to the three months ended May 31, 2012, is attributable to the same reasons discussed above.

Other comprehensive income

Subsequent increase in the fair value of available for sale securities previously written down as impaired for the nine months ended May 31, 2013 of $84,010 resulted from the increase in fair value of our D.N.A ordinary shares, at the amount of the impairment that was recognized in previous periods. Reclassification adjustment for gains included in net loss for the nine months ended May 31, 2013 of $69,178, resulted from the sale of 7,000,000 of our D.N.A ordinary shares in February and March 2013. Unrealized gain on available for sale securities for the nine months ended May 31, 2013 of $117,092, resulted from the increase in fair value of our D.N.A ordinary shares.

Reclassification adjustment for gains included in net loss and unrealized gain on available for sale securities for the three months ended May 31, 2013, resulted from the same reasons discussed above.

Impairment of available for sale securities for the nine months ended May 31, 2012 of $43,111 resulted from the decrease in fair value of our D.N.A ordinary shares.

Liquidity and capital resources

From inception through May 31, 2013, we incurred losses in an aggregate amount of $21,332,745. We have financed our operations through the private placements of equity financing, raising a total of $16,595,571, net of transaction costs. We will seek to obtain additional financing through similar sources, or public offerings, in the future as needed.  As of May 31, 2013, we had $1,104,897 of available cash, $2,323,947 of short term bank deposits and $803,372 of marketable securities. Marketable securities are presented at fair value and their realization is subject to certain limitations if sold through the market, and are exposed to market risk. There is no assurance that at the time of sale of the marketable securities the price per share will be the same or higher, nor that we will be able to sell all of the securities at once given the volume of securities we hold. We anticipate that we will require approximately $5.2 million to finance our activities during the 12 months following May 31, 2013.

In July 2013, we entered into a Placement Agency Agreement with Aegis Capital Corp. as representative of the several placement agents, or the Placement Agents, pursuant to which the Placement Agents agreed to use their reasonable best efforts to arrange for the sale of up to 658,144 shares of our common stock.  In connection therewith, on July 10, 2013, we also entered into a Securities Purchase Agreement, pursuant to which we agreed to sell an aggregate of 658,144 shares of common stock, at a price of $7.00 per share, to various investors in a registered direct offering, or the Offering. We had received all funds and issued all shares of common stock in connection with the Offering as of July 17, 2013. Our aggregate net proceeds from the offering are approximately $4,200,000, after deducting Placement Agents' commissions and offering expenses.

Management is in the process of evaluating various additional financing alternatives, as we will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing stockholders as well as through additional funding from the OCS.

During the nine month period ended May 31, 2013, cash and cash equivalents decreased to $1,104,897 from the $4,430,740 reported as of August 31, 2012, which is due to the reasons described below.

Operating activities used cash of $3,115,165 in the nine months ended May 31, 2013, as compared to $1,959,262 used in the nine months ended May 31, 2012. Cash used for operating activities in the nine months ended May 31, 2013 primarily consisted of net loss resulting from research and development and general and administrative expenses, partially offset by stock based compensation adjustments and exchange of warrants, while cash used by operating activities in the nine months ended May 31, 2012 primarily consisted of net loss resulting from research and development and general and administrative expenses.

During the nine month period ended May 31, 2013, of the $89,319 in OCS grants we recognized during such period, we received none towards our research and development expenses, while in the nine months ended May 31, 2012, we received $158,672 towards our research and development expenses.  The amounts that were recognized but not received during the nine months ended May 31, 2013 are expected to be received from the OCS following the submission of periodic and final reports by Oramed Ltd., and their examination by the OCS.  The OCS has supported our activity in the past three years.

Investing activities used cash of $1,643,828 in the nine months ended May 31, 2013, as compared to $1,745,762 that was provided in the nine months ended May 31, 2012. Cash used in investing activities in the nine months ended May 31, 2013 consisted primarily of acquisition of short-term bank deposits.  Cash provided by investing activities in the nine months ended May 31, 2012 consisted primarily of proceeds from the sale of our investment in Entera Bio Ltd.

Financing activities provided cash of $1,450,936 in the nine months ended May 31, 2013, as compared to $0 for the nine months ended May 31, 2012.  Cash provided by financing activities during the nine months ended May 31, 2013 consisted of proceeds from our issuance of common stock and warrants as further discussed above under “Overview of Operations—Recent business developments and financing activities”.

Off-balance sheet arrangements

As of May 31, 2013, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Planned Expenditures

The estimated expenses referenced herein are in accordance with our business plan. Since our technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the twelve months beginning June 1, 2013 are as follows:

Category	Amount

Research and development, net of OCS funds	$3,592,000
General and administrative expenses	1,628,000
Total	$5,220,000

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

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2013.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5 – OTHER INFORMATION

 On July 17, 2013, the Compensation Committee of our Board of Directors approved base salaries, effective on July 1, 2013, for each of our named executive officers (as defined in Item 402(m)(2) of Regulation S-K promulgated by the Securities and Exchange Commission) in the amounts, set forth below.

Name and Principal Position	Base Salary
Nadav Kidron President and CEO and director	$250,000

Miriam Kidron Chief Medical and Technology Officer and director	$200,000

Yifat Zommer CFO, Treasurer and Secretary	$150,000

The Compensation Committee also approved the use of a company car by each of Mr. Kidron and Ms. Kidron, in addition to their respective base salaries, pursuant to the Consulting Agreement by and between  Oramed Ltd., our wholly-owned Israeli subsidiary, and KNRY, Ltd., entered into as of July 1, 2008 for the services of Mr. Kidron, previously filed as an exhibit to our current report on Form 8-K filed on July 2, 2008, and the Consulting Agreement by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008 for the services of Ms. Kidron, previously filed as an exhibit to our current report on Form 8-K filed on July 2, 2008, in each case as amended to date.

As approved by the Compensation Committee, Ms. Zommer’s base salary includes the use of a company car pursuant to the Employment Agreement dated as of April 19, 2009, by and between Oramed Ltd. and Ms. Zommer, previously filed as an exhibit to our current report on Form 8-K filed on April 22, 2009, as amended to date.

In addition, the Compensation Committee also approved a cash bonuses to Mr. Kidron and Ms. Kidron in the amount of $60,000 and $20,000, respectively.

The amounts payable to each of the named executive officers will be paid in Israeli new shekels at an exchange rate of NIS 3.6 to $1.

ITEM 6 - EXHIBITS

Number	Exhibit
10.1
Employment Agreement, dated April 14, 2013, between Oramed Ltd. and Joshua Hexter.
(incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 16, 2013, File No. 000-50298).

31.1 *	Certification Statement of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2 *	Certification Statement of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1 **	Certification Statement of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2 **	Certification Statement of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.1 **
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

___________________

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Date: July 17, 2013	By:	/s/ Nadav Kidron
Nadav Kidron
President and Chief Executive Officer

Date: July 17, 2013	By:	/s/ Yifat Zommer
Yifat Zommer
Chief Financial Officer
(principal financial and accounting officer)