Form 10-K
period 2013-08-31
ORAMED PHARMACEUTICALS INC.
filed 2013-11-27
CIK 1176309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-50298

ORAMED PHARMACEUTICALS INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	98-0376008
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Hi-Tech Park 2/4 Givat-Ram P.O. Box 39098 Jerusalem, Israel (Address of Principal Executive Offices)	91390 (Zip Code)

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

Yes ☐    No ☒

           The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $52,694,028, based on a price of $9.00, being the last price at which the shares of the registrant’s common stock were sold on The Nasdaq Capital Market prior to the end of the most recently completed second fiscal quarter.

           Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 7,947,872 shares of common stock issued and outstanding as of November 25, 2013.

ORAMED PHARMACEUTICALS INC.

FORM 10-K
(FOR THE FISCAL YEAR ENDED AUGUST 31, 2013)

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company,” and “Oramed” mean Oramed Pharmaceuticals Inc. and our wholly-owned Israeli subsidiary, Oramed Ltd., unless otherwise indicated.  All dollar amounts refer to U.S. Dollars unless otherwise indicated.

On August 31, 2013, the exchange rate between the NIS and the dollar, as quoted by the Bank of Israel, was NIS 3.614 to $1.00. Unless indicated otherwise by the context, statements in this Annual Report on Form 10-K that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

On January 10, 2013, we effected a reverse stock split of our shares of common stock at a ratio of one-for-twelve. All share and per share amounts included in this Annual Report on Form 10-K have been adjusted retroactively to reflect the effects of the reverse stock split.

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

Strategy

Short Term Business Strategy

We plan to conduct further research and development on the technology covered by the patent application “Methods and Composition for Oral Administration of Proteins,” which we acquired from Hadasit Medical Research Services and Development Ltd., or Hadasit in 2006 and which is pending in various foreign jurisdictions, as well as the other patents we have filed in various foreign jurisdictions since then, as discussed below under “Business—Description of Business—Patents and Licenses” and below under “Item 1A. Risk Factors.”  Through our research and development efforts, we are seeking to develop an oral dosage form that will withstand the harsh chemical environment of the stomach and intestines and will be effective in delivering active insulin or other proteins, such as exenatide, for the treatment of diabetes. The enzymes and vehicles that are added to the proteins in the formulation process must not modify the proteins chemically or biologically, and the dosage form must be safe to ingest. We plan to continue to conduct clinical trials to show the effectiveness of our technology.  In December 2012, we filed an Investigational New Drug, or IND, application with the FDA to begin a Phase 2 clinical trial of our orally ingested insulin capsule, in order to evaluate the safety, tolerability and efficacy of our oral insulin capsule on type 2 diabetic volunteers.   We have been communicating with the FDA regarding such Phase 2b IND application, and, according to the FDA’s request, are conducting a Phase 2a sub study before we may proceed with the Phase 2b clinical trial. We expect to begin the Phase 2b clinical trial in the third quarter of calendar year 2014.  We also began conducting a clinical trial of our orally ingested exenatide in January 2013, and commenced a first human clinical trial on healthy volunteers with our oral insulin capsule delivered in combination with our oral exenatide capsule. Clinical trials are planned in order to substantiate our results as well as for purposes of making future filings for drug approval. We also plan to conduct further research and development by deploying our proprietary drug delivery technology for the delivery of other polypeptides in addition to insulin, and to develop other innovative pharmaceutical products.

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

Product Development

Research and Development Summary

We devote the majority of our efforts to research and development, including clinical studies for our lead clinical product candidates, as described below.

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

In September 2012, we entered into a Master Services Agreement with Medpace, Inc., or Medpace, to retain Medpace as a CRO for our upcoming Phase 2 clinical trial for an oral insulin capsule that was expected to start in the first calendar quarter of 2013 in the United States, and was expected to be completed in December 2013.  As consideration for its services, we paid Medpace a total amount of approximately $540,480 during the term of the engagement, based on the achievement of certain milestones. In March 2013, due to a request from the FDA, as described below, we instructed Medpace to temporarily cease all work. As a result, Medpace returned all funds in excess of the actual expenses paid for the clinical trial, or $219,867.

In December 2012, we filed an Investigational New Drug, or IND, application with the FDA to begin a Phase 2 clinical trial of our orally ingested insulin capsule, in order to evaluate the safety, tolerability and efficacy of our oral insulin capsule on type 2 diabetic volunteers.  We have been communicating with the FDA regarding such Phase 2b IND application, and, according to the FDA’s request, are conducting a Phase 2a sub study before we may proceed with the Phase 2b clinical trial. The Phase 2a sub study, which is an in-patient study with 30 individuals that began in July 2013, is expected to be completed in the fourth quarter of calendar year 2013.  We expect to begin the Phase 2b clinical trial in the third quarter of calendar year 2014.

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

Combination Therapy

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

In February 2013, we commenced a first human clinical trial on type 2 diabetic volunteers with our oral insulin capsule delivered in combination with our oral exenatide capsule.

Raw Materials

Our oral insulin capsule is currently manufactured by Encap Drug Delivery.

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

We purchase, pursuant to separate agreements with third parties, the raw materials required for the manufacturing of our oral capsule.   We generally depend upon a limited number of suppliers for the raw materials.  Although alternative sources of supply for these materials are generally available, we could incur significant costs and disruptions if we would need to change suppliers.  The termination of our relationships with our suppliers or the failure of these suppliers to meet our requirements for raw materials on a timely and cost-effective basis could have a material adverse effect on our business, prospects, financial condition and results of operations.

Patents and Licenses

We maintain a proactive intellectual property strategy which includes patent filings in multiple jurisdictions, including the United States and other commercially significant markets. We hold 30 patent applications currently pending, with respect to various compositions, methods of production and oral administration of proteins and exenatide. Expiration dates for pending patents, if granted, will fall between 2026 and 2032.

We hold eight patents, three of which were issued in fiscal year 2013, including patents issued by the Australian, Canadian, Chinese, Israeli, Japanese, New Zealand, South African and Russian Patent Offices that cover a part of our technology which allows for the oral delivery of proteins and patents issued by the New Zealand and South African Patent Offices that cover part of our technology for the oral delivery of exenatide.

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

In September 2011, we entered into the fourth agreement with Hadasit, Dr. Miriam Kidron and Dr. Daniel Schurr, or the Fourth Agreement, to facilitate clinical trials and provide other services. According to the Fourth Agreement, Hadasit will be entitled to total consideration of $200,000 to be paid in accordance with the actual progress of the study, $50,000 of which was recognized or paid through August 31, 2013. See “Item 13.  Certain Relationships and Related Transactions, and Director Independence” below for a further description of the terms and conditions of the Fourth Agreement.

In February 2012, we entered into an advisory agreement with a third party advisor for a period of one year, pursuant to which the advisor agreed to provide investor relations services for share based compensation as follows:  25,000 shares of our common stock will be issued in six installments over the engagement period, commencing as of February 15, 2012, and a warrant to purchase 62,500 shares of our common stock. The warrant has a term of five years and an exercise price of $6.00 per share and vests in 12 monthly installments over the first year of the agreement.  In July 2012, we and the advisor entered into an amendment to the agreement, according to which the original agreement was extended until July 3, 2013 (unless terminated earlier by one of the parties), and a new payment and vesting schedule was determined as of such date for the remaining share based compensation and unvested warrant shares, respectively, until the end of the new term of the agreement.  As of August 31, 2013, all 25,000 shares of our common stock had been issued to the advisor, and all of the warrant shares had vested.

In September 2012, we entered into a Master Services Agreement with Medpace to retain Medpace as a CRO for our upcoming Phase 2 clinical trial for an oral insulin capsule that is expected to start in the first calendar quarter of 2013 in the United States, and is expected to be completed in December 2013.  As consideration for its services, we paid Medpace a total amount of approximately $540,480 during the term of the engagement, based on the achievement of certain milestones. In March 2013, due to a request from the FDA, as described below, we instructed Medpace to temporarily cease all work. As a result, Medpace returned all funds in excess of the actual expenses paid for the clinical trial, or $219,867.

Out-Licensed Technology

In June 2010, Oramed Ltd. entered into a joint venture agreement with D.N.A Biomedical Solutions Ltd., or D.N.A, for the establishment of Entera Bio LTD, or Entera.

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

In March 2011, we consummated a transaction with D.N.A, whereby we sold to D.N.A 47% of Entera’s outstanding share capital on an undiluted basis. As consideration for the Entera shares, we received a promissory note issued by D.N.A in the principal amount of $450,000, with an annual interest rate of 0.45%, to be paid within four months after closing, and 8,404,667 ordinary shares of D.N.A, having an aggregate market value of approximately $581,977 as of March 31, 2011 ($348,838 as of November 25, 2013).  Of the ordinary shares of D.N.A we received, we sold 6,275,991 shares, for which we received aggregate sale proceeds of $213,608, and currently hold only 2,128,676 shares.  The promissory note was secured by a personal guarantee of the D.N.A majority shareholders and its term was extended in August 2011.  D.N.A paid off the promissory note in November 2011. The ordinary shares of D.N.A were restricted for six months from the closing. Pursuant to the Israel Securities Law, the ordinary shares of D.N.A that we own are subject to certain additional restrictions on sale, which expired on March 31, 2013. Following that date, the market price for D.N.A’s ordinary shares may decline, which could result in a loss to us if we sell such shares at a price below the value on the date we acquired such shares.  The ordinary shares of D.N.A have historically experienced low trading volume; as a result there is no guarantee that we will be able to resell the ordinary shares of D.N.A at the prevailing market prices.  In addition, D.N.A invested $250,000 in our private placement investment round, which closed in March 2011, for which it received 65,105 shares of our common stock and five-year warrants to purchase 22,787 shares of our common stock at an exercise price of $6.00 per share.

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

Phase 1. Phase 1 studies involve testing a drug or product on a limited number of healthy or patients participants, typically 24 to 100 people at a time. Phase 1 studies determine a product’s basic safety and how the product is absorbed by, and eliminated from, the body.  This phase lasts an average of six months to a year.

Phase 2. Phase 2 trials involve testing of no more than 300 hundred participants at a time who may suffer from the targeted disease or condition. Phase 2 testing typically lasts an average of one to two years.  In Phase 2, the drug is tested to determine its safety and effectiveness for treating a specific illness or condition.  Phase 2 testing also involves determining acceptable dosage levels of the drug.  Phase 2 studies may be split into Phase 2a and Phase 2b sub-studies.  Phase 2a studies may be conducted with patient volunteers and are exploratory (non-pivotal) studies, typically designed to evaluate clinical efficacy or biological activity. Phase 2b studies are conducted with patients defined to evaluate definite dose range and evaluate efficacy. If Phase 2 studies show that a new drug has an acceptable range of safety risks and probable effectiveness, a company will generally continue to review the substance in Phase 3 studies.

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

Professor Avram Hershko, MD, PhD, joined the Oramed Scientific Advisory Board in July 2008. He earned his MD degree (1965) and PhD degree (1969) from the Hebrew University- Hadassah Medical School of Jerusalem.  Professor Hershko served as a physician in the Israel Defense Forces from 1965 to 1967. After a post-doctoral fellowship with Gordon Tomkins at the University of San Francisco (1969-72), he joined the faculty of the Haifa Technion becoming a professor in 1980. He is now Distinguished Professor in the Unit of Biochemistry in the B. Rappaport Faculty of Medicine of the Technion. Professor Hershko’s main research interests concern the mechanisms by which cellular proteins are degraded, a formerly neglected field of study. Professor Hershko and his colleagues showed that cellular proteins are degraded by a highly selective proteolytic system. This system tags proteins for destruction by linkage to a protein called ubiquitin, which had previously been identified in many tissues, but whose function was previously unknown. Subsequent work by Professor Hershko and many other laboratories has shown that the ubiquitin system has a vital role in controlling a wide range of cellular processes, such as the regulation of cell division, signal transduction and DNA repair. Professor Hershko was awarded the Nobel Prize in Chemistry (2004) jointly with his former PhD student Aaron Ciechanover and their colleague Irwin Rose. His many honors include the Israel Prize for Biochemistry (1994), the Gairdner  Award (1999), the Lasker Prize for Basic Medical Research (2000), the Wolf Prize for Medicine (2001) and the Louisa Gross Horwitz Award (2001). Professor Hershko is a member of the Israel Academy of Sciences (2000) and a Foreign Associate of the U.S. Academy of Sciences (2003).

Professor Derek LeRoith, MD, PhD, joined the Oramed Scientific Advisory Board in January 2007. He is currently the Director of Research in the Division of Endocrinology, Diabetes and Bone Diseases at Mt. Sinai School of Medicine in New York, and Director of the Diabetes and Metabolism Clinical Research Center of Excellence Clinical Research Institute at Rambam (LHCRIR) Rambam- Health Care Campus. ProfessorLeRoith has worked at the National Institute of Health, or NIH, since 1979 in the field of Endocrinology and Diabetes and rose to be Chief of Diabetes Branch at the MDNIH in Bethesda, Maryland, a position he held until 2005. His main interests have focused on the role of insulin and the insulin-like growth factors, or IGFs, in normal physiology and disease states. In these areas he has published over 600 peer-reviewed articles and reviews in high profile journals. He is also the senior editor of a textbook on diabetes, now in its third edition, and has edited books on IGFs. Professor LeRoith has made major contributions in our understanding of the basic pathophysiology of type 2 diabetes and also the role of the IGFs in various disorders, especially in cancer, and is considered a worldwide expert on these topics. In recognition of his contributions he has received many lecturing positions worldwide and has been the plenary speaker at numerous national and international symposia. He is the editor of a number of diabetes- and growth factor-related journals, has been on the advisory boards of a number of companies and co-chairs two national committees involved in the education of endocrinologist and primary care physicians.

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

Professor Nir Barzilai,MD, joined the Oramed Scientific Advisory Board in January 2007.  He is the Director of the Institute for Aging Research at the Albert Einstein College of Medicine, New York and the Director of the Nathan Shock Center of Excellence for the Biology of Aging and the Glenn Center for the Biology of Human Aging. He is currently an Associate Professor in the Department of Medicine, Molecular Genetics and the Diabetes Research Center and is a member of the Divisions of Endocrinology and Geriatrics. He is also the Director of the Montefiore Hospital Diabetes Clinic, New York. His interests focus on several basic mechanisms in the biology of aging, including the biological effects of nutrients on extending life and the genetic determinants of life span. He established several cohorts of families of centenarians and has identified several longevity genes. Professor Barzilai has been the recipient of numerous prestigious awards, including the Beeson Fellow for Aging Research, the Senior Ellison Foundation Award, the Paul Glenn Foundation Award, the NIA- Nathan Shock Award, the 2010 Irving S. Wright Award of Distinction in Aging Research Award and the Rifkin Lectureship for Diabetes. He has spent over 20 years assisting patients internationally and training in various fields including Medicine, Geriatrics, Endocrinology and Molecular Genetics. Professor Barzilai has had a strong career in diabetes studies in Israel, London and the United States. He has worked for such esteemed institutions as Hadassah Research Hospital, NIH, and many esteemed U.S. based university hospitals, including Cornell and Yale.

Dr. John Amatruda, MD, joined the Oramed Scientific Advisory Board in February 2010. He graduated from Yale University, received his MD degree from the Medical College of Wisconsin and did his internship and residency in Internal Medicine and Fellowship in Endocrinology and Metabolism at The Johns Hopkins Hospital.  He is board certified in Internal Medicine and Endocrinology and Metabolism. From 1977 to 1992, Dr. Amatruda was at The University of Rochester School of Medicine, where he was a Professor of Medicine, head of the Clinical Research Center, fully funded as principle investigator on two NIH grants, and acting Head of the Endocrine Metabolism Unit. In 1992 Dr. Amatruda left the University of Rochester to  start and run a drug discovery group at Bayer Corp. where he served as Vice President and Therapeutic Area Research Head, as well as a Professor of Medicine Adjunct at Yale University School of Medicine. He assisted in the approval of Acarbose, an anti-diabetic drug distributed by Bayer AG used to treat type 2 diabetes, and his group put several compounds into clinical development including the first glucagon receptor antagonist. From 2002 to 2009, Dr. Amatruda held various positions at Merck & Co. Inc., including Vice President and Therapeutic Area Head for Metabolism and Atherosclerosis and acting Therapeutic Area head for Cardiovascular. These groups filed NDAs for the drugs Vytorin, Januvia and Janumet. Most recently Dr. Amatruda was Senior Vice President and Franchise Head for Diabetes and Obesity and a member of the Research Management Committee at Merck. Dr. Amatruda is an author of over 150 papers, abstracts, reviews and book chapters, primarily in the areas of insulin action in vitro systems and in clinical diabetes and obesity. He is currently a consultant and an Adjunct Professor of Medicine at Columbia University.

Employees

We have been successful in retaining experienced personnel involved in our research and development program. In addition, we believe we have successfully recruited the clinical/regulatory, quality assurance and other personnel needed to advance through clinical studies or have engaged the services of experts in the field for these requirements.  As of August 31, 2013, we have contracted with ten individuals for employment or consulting arrangements. Of our staff, four are senior management, three are engaged in research and development work, and the remaining three are involved in administration work.

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

Based on our current cash resources and commitments, we believe we will be able to maintain our current planned development activities and the corresponding level of expenditures for at least the next 12 months and beyond, although no assurance can be given that we will not need additional funds prior to such time. If there are unexpected increases in our operating expenses, we may need to seek additional financing during the next 12 months.  See “Item 1A.  Risk Factors—We will need substantial additional capital in order to satisfy our business objectives.”

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

We are a development stage company with no revenues from our research and development activities. Consequently, we have incurred net losses and negative cash flows since inception. We currently have no product revenues, and may not succeed in developing or commercializing any products which could generate product or licensing revenues. We do not expect to have any products on the market for several years. In addition, development of our product candidates requires a process of pre-clinical and clinical testing, during which our products could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we will not be able to market our product candidates.  Eventual profitability will depend on our success in developing, manufacturing, and marketing our product candidates. As of August 31, 2013 and August 31, 2012, we had working capital of $8,146,083 and $4,632,051, respectively, and stockholders’ equity of $8,130,775 and $3,778,013, respectively. We have generated no revenues to date. For the period from our inception on April 12, 2002 through August 31, 2013, the year ended August 31, 2012 and the year ended August 31, 2013, we incurred net losses of $22,123,589, $3,344,478 and $4,231,812, respectively.  We may never achieve profitability and expect to incur net losses in the foreseeable future. See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies. We currently hold several pending patent applications in the United States for our technologies covering oral administration of insulin and other proteins and oral administration of exenatides and proteins, corresponding patent applications filed in Canada, Europe, Japan, China, Russia, Israel, Brazil, Australia, South Africa, New Zealand, Hong Kong and India and eight patents issued by the Australian, Canadian, Chinese, Israeli, Japanese, New Zealand, South African and Russian (for our technologies covering oral administration of insulin and other proteins) and New Zealand and South African (for our technologies covering oral administration of insulin and other proteins and oral administration of exenatides) patent offices.  Further, we intend to rely on a combination of trade secrets and non-disclosure and other contractual agreements and technical measures to protect our rights in our technology. We intend to depend upon confidentiality agreements with our officers, directors, employees, consultants, and subcontractors, as well as collaborative partners, to maintain the proprietary nature of our technology. These measures may not afford us sufficient or complete protection, and others may independently develop technology similar to ours, otherwise avoid our confidentiality agreements, or produce patents that would materially and adversely affect our business, prospects, financial condition, and results of operations. We believe that our technology is not subject to any infringement actions based upon the patents of any third parties; however, our technology may in the future be found to infringe upon the rights of others. Others may assert infringement claims against us, and if we should be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, our ability to continue to use our technology could be materially restricted or prohibited. If this event occurs, we may be required to obtain licenses from the holders of this intellectual property, enter into royalty agreements, or redesign our products so as not to utilize this intellectual property, each of which may prove to be uneconomical or otherwise impossible. Licenses or royalty agreements required in order for us to use this technology may not be available on terms acceptable to us, or at all. These claims could result in litigation, which could materially adversely affect our business, prospects, financial condition, and results of operations.

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

Clinical trials must meet FDA and foreign regulatory requirements. We have limited experience in designing, conducting and managing the preclinical studies and clinical trials necessary to obtain regulatory approval for our product candidates in any country.  We have entered into agreements with Hadasit.-  to assist us in designing, conducting and managing our various clinical trials in Israel, as more fully described in “Item 1.  Business—Description of Business—Partnerships and Collaborative Agreements,” and will similarly use consultants for our various clinical trials in the United States.  Any failure of Hadasit or any other consultant to fulfill their obligations could result in significant additional costs as well as delays in designing, consulting and completing clinical trials on our products.

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

The testing, marketing and manufacturing of any of our products will require the approval of the FDA or regulatory agencies of other countries. We have completed certain non-FDA clinical trials and pre-clinical trials for our products but have yet to conduct any FDA approved trials. We filed an IND application with the FDA in December 2012 to conduct an FDA approved Phase 2 study on our oral insulin capsule.  We have been communicating with the FDA regarding such Phase 2b IND application, and, according to the FDA’s request, are conducting a Phase 2a sub study before we may proceed with the Phase 2b clinical trial.

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

We are dependent on outside vendors for our entire supply of the oral insulin capsule and do not currently have any long-term agreements in place for the supply of oral insulin capsules. While we believe that there are numerous sources of supply available, if the third party suppliers were to cease production or otherwise fail to supply us with quality raw materials in sufficient quantities on a timely basis and we were unable to contract on acceptable terms for these services with alternative suppliers, our ability to produce our products and to conduct testing and clinical trials would be materially adversely affected.

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

The price of our common stock is currently listed on The Nasdaq Capital Market, or Nasdaq, and constantly changes. In recent years, the stock market in general has experienced extreme price and volume fluctuations. We expect that the market price of our common stock will continue to fluctuate. These fluctuations may result from a variety of factors, many of which are beyond our control. These factors include:

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur.  These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of November 25, 2013, we had outstanding 7,947,872 shares of common stock, a large majority of which are freely tradeable.  Giving effect to the exercise in full of all of our outstanding warrants and options, including those currently unexercisable, we would have outstanding  10,291,844 shares of common stock.

Our issuance of warrants and options to investors, employees and consultants may have a negative effect on the trading prices of our common stock as well as a dilutive effect.

We have issued and may continue to issue warrants, options and convertible notes at, above or below the current market price. As of August 31, 2013, we had outstanding warrants and options exercisable for 2,343,972 shares of common stock (1,892,142 as of August 31, 2012). In addition to the dilutive effect of a large number of shares and a low exercise price for the warrants and options, there is a potential that a large number of underlying shares may be sold in the open market at any given time, which could place downward pressure on the trading of our common stock.

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

As of November 25, 2013, our directors, executive officers and principal affiliated stockholders beneficially own approximately 25.9% of our outstanding shares of common stock.  As a result, these stockholders, should they act together, may have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, should they act together, may have the ability to control the management and affairs of our Company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

It may be difficult to enforce a U.S. judgment against us or our officers and directors and to assert U.S. securities laws claims in Israel.

Almost all of our directors and officers are nationals and/or residents of countries other than the United States. As a result, service of process upon us, our Israeli subsidiary and our directors and officers, may be difficult to obtain within the United States.  Furthermore, because the majority of our assets and investments, and most of our directors and officers are located outside the United States, it may be difficult for investors to enforce within the United States any judgments obtained against us or any such officers or directors. Additionally, it may be difficult to assert U.S. securities law claims in original actions instituted in Israel. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws because Israel is not the most appropriate forum in which to bring such a claim.  In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to such claim.  If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process.  Certain matters of procedure will also be governed by Israeli law.

Subject to specified time limitations and legal procedures, under the rules of private international law currently prevailing in Israel, Israeli courts may enforce a U.S. judgment in a civil matter, including a judgment based upon the civil liability provisions of the U.S. securities laws, as well as a monetary or compensatory judgment in a non-civil matter, provided that the following key conditions are met:

•	subject to limited exceptions, the judgment is final and non-appealable;

•	the judgment was given by a court competent under the laws of the state in which the court is located and is otherwise enforceable in such state;

•	the judgment was rendered by a court competent under the rules of private international law applicable in Israel;

•	the laws of the state in which the judgment was given provides for the enforcement of judgments of Israeli courts;

•	adequate service of process has been effected and the defendant has had a reasonable opportunity to present his arguments and evidence;

•	the judgment and its enforcement are not contrary to the law, public policy, security or sovereignty of the State of Israel;

•	the judgment was not obtained by fraud and does not conflict with any other valid judgment in the same matter between the same parties; and

•	an action between the same parties in the same matter was not pending in any Israeli court at the time the lawsuit was instituted in the U.S. court.

If any of these conditions are not met, Israeli courts will likely not enforce the applicable U.S. judgment.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

Our principal executive offices are comprised of approximately 168 square meters of leased office space in Givat-Ram, Jerusalem, Israel. The current lease term is from October 1, 2013 until September 30, 2016. The aggregate annual base rent for this space is currently $18,552 in fiscal year 2013 and $24,641 from 2014 onwards, and will be linked to the increase in the Israeli consumer price index. We believe that our existing facilities are suitable and adequate to meet our current business requirements.  In the event that we should require additional or alternative facilities, we believe that such facilities can be obtained on short notice at competitive rates.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price for our Common Stock

On February 11, 2013, our common stock began trading on The Nasdaq Capital Market under the symbol “ORMP.”  Until then it was quoted on the OTCQB under the same symbol.  The quarterly high and low reported bid prices for our common stock as quoted on the OTCQB or the high and low sales price on The Nasdaq Capital Market, as applicable, for the periods indicated are as follows:

	High	Low
Year Ended August 31, 2012
Three Months Ended November 30, 2011	$5.28	$3.00
Three Months Ended February 29, 2012	$4.56	$3.24
Three Months Ended May 31, 2012	$4.32	$3.24
Three Months Ended August 31, 2012	$4.32	$2.76

Year Ended August 31, 2013
Three Months Ended November 30, 2012	$3.96	$3.12
Three Months Ended February 28, 2013	$9.61	$3.60
Three Months Ended May 31, 2013	$10.68	$6.10
Three Months Ended August 31, 2013	$9.35	$5.00

The foregoing quotations for periods prior to February 11, 2013 were provided by Yahoo! Finance and the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

        The last reported sale price per share of common stock as quoted on Nasdaq was $8.31 on November 25, 2013.

Holders

As of November 25, 2013, there were 7,947,872 shares of our common stock issued and outstanding held of record by approximately 100 registered stockholders. We believe that a significant number of stockholders hold their shares of our common stock in brokerage accounts and registered in the name of stock depositories and are therefore not included in the number of stockholders of record.

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

Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal year 2013, we issued 33,709 shares of our common stock, valued at $244,457, in the aggregate, to certain service providers as remuneration for services provided. These issuances and sales were exempt under Section 4(a)(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial conditions and results of operations should be read in conjunction with our accompanying consolidated financial statements and notes thereto for the years ended August 31, 2013 and 2012. In addition to our consolidated financial statements, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A.  Risk Factors.”

Overview of Operations

We are a pharmaceutical company currently engaged in the research and development of innovative pharmaceutical solutions, including an orally ingestible insulin capsule to be used for the treatment of individuals with diabetes, and the use of orally ingestible capsules or pills for delivery of other polypeptides.

Short Term Business Strategy

We plan to conduct further research and development on the technology covered by the patent application “Methods and Composition for Oral Administration of Proteins,” which we acquired from Hadasit in 2006 and which is pending in various foreign jurisdictions, as well as the other patents we have filed in various foreign jurisdictions since then, as discussed above under “Item 1.  Business—Description of Business—Patents and Licenses” and “Item 1A. Risk Factors.”  Through our research and development efforts, we are seeking to develop an oral dosage form that will withstand the harsh chemical environment of the stomach and intestines and will be effective in delivering active insulin or other proteins, such as exenatide, for the treatment of diabetes. The enzymes and vehicles that are added to the proteins in the formulation process must not modify the proteins chemically or biologically, and the dosage form must be safe to ingest. We plan to continue to conduct clinical trials to show the effectiveness of our technology.  In December 2012, we filed an IND application with the FDA to begin a Phase 2 clinical trial of our orally ingested insulin capsule, in order to evaluate the safety, tolerability and efficacy of our oral insulin capsule on type 2 diabetic volunteers.   We have been communicating with the FDA regarding such Phase 2b IND application, and, according to the FDA’s request, are conducting a Phase 2a sub study before we may proceed with the Phase 2b clinical trial. We expect to begin the Phase 2b clinical trial in the second quarter of 2014.  We also began conducting a clinical trial of our orally ingested exenatide in January 2013, and commenced a first human clinical trial on healthy volunteers with our oral insulin capsule delivered in combination with our oral exenatide capsule. Clinical trials are planned in order to substantiate our results as well as for purposes of making future filings for drug approval. We also plan to conduct further research and development by deploying our proprietary drug delivery technology for the delivery of other polypeptides in addition to insulin, and to develop other innovative pharmaceutical products.

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

Marketable securities: Consist mainly of equity securities classified as available-for-sale and are recorded at fair value.  Until August 26, 2013, the fair value of the restricted securities was measured based on the quoted prices of the otherwise identical unrestricted securities, adjusted for the effect of the restriction by applying a proper discount. The discount was determined with reference to other similar restricted instruments. Similar securities, with no restriction on tradability, are quoted on an active market. As of August 31, 2013, the securities are not restricted and the fair value of the securities is measured based on the quoted prices of the securities on an active market. Changes in fair value, net of taxes, are reflected in other comprehensive income.

Factors considered in determining whether a loss is temporary include the extent to which fair value has been less than the cost basis, and the financial condition and near-term prospects of the investee based on our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The loss is recorded as a charge to comprehensive income.

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

Uncertainty in income tax: We follow a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Such liabilities are classified as long-term, unless the liability is expected to be resolved within twelve months from the balance sheet date. Our policy is to include interest and penalties related to unrecognized tax benefits within income tax expenses.

Comparison of Fiscal Year 2013 to Fiscal Year 2012

The following table summarizes certain statements of operations data for us for the twelve month periods ended August 31, 2013 and 2012:

	Year ended
Operating Data:	August 31, 2013	August 31, 2012

Research and development expenses, net	$2, 2,271,794	$1,680,845
General and administrative expenses	2,032,129	1,203,164
Impairment of available- for-sale securities	-	184,254
Financial expenses, net	132,951	185,997
Loss before taxes on income	(4,436,874)	(3,254,260)
Taxes on income (Tax benefit)	(205,062)	90,218
Net loss for the period	(4,231,812)	(3,344,478)

Loss per common share – basic and diluted	$(0.59)	$(0.57)
Weighted average common shares outstanding	7,209,283	5,884,595

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

In August 2009, Oramed Ltd. was awarded a government grant amounting to a total net amount of NIS 3.1 million (approximately $813,000), from the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of Israel, or OCS. This grant was used for research and development expenses for the period of February 2009 to June 2010. The funds were used by us to support further research and development and clinical study of our oral insulin capsule and oral GLP-1-analog. In December 2010, Oramed Ltd. was awarded a second grant, or the Second Grant,  amounting to a total net amount of NIS 2.9 million (approximately $720,000) from the OCS, which was designated for research and development expenses for the period of July 2010 to November 2011. As a result of a delay in the research and development plan, as of November 30, 2011, Oramed Ltd. had used only NIS 1,473,000 (approximately $365,000) of the Second Grant.  In May 2012, Oramed Ltd. was awarded an extension of nine months to use the funds of the Second Grant until August 2012.  In addition, in May 2012, Oramed Ltd. was granted a third grant amounting to a total net amount of NIS 595,000 (approximately $148,000) from the OCS, which was designated for research and development expenses for the period of September 2012 to December 2012.  In May 2013, Oramed Ltd. was awarded a fourth grant, or the Fourth Grant,  amounting to a total net amount of NIS 975,000 (approximately $265,000) from the OCS, which was designated for research and development expenses for the period of January  2013 to December 2013. We used the funds to support further research and development and clinical studies of our oral insulin capsule and oral GLP-1 analog. The three grants are subject to repayment according to the terms determined by the OCS and applicable law.  See “—Government grants” below.

During the year ended August 31, 2013, research and development expenses totaled $2,271,794, compared to $1,680,845 for the year ended August 31, 2012. The increase is mainly attributed to expenses related to the FDA approved Phase 2a and Phase 2b clinical trials as well as to the increase in stock based compensation costs. The research and development costs include stock based compensation costs, which during the year ended August 31, 2013 totaled $346,961, as compared to $98,688 during the year ended August 31, 2012. The increase is mainly attributable to the options granted to employees and directors of the Company in August 2012.

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

In the years ended August 31, 2013 and 2012, we recognized research and development grants in an amount of $309,155 and $372,959, respectively. As of August 31, 2013, we had no contingent liabilities to the OCS.

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

Grants from Bio-Jerusalem

The Bio-Jerusalem fund was founded by the Jerusalem Development Authority in order to support the biomed industry in Jerusalem. We are committed to pay royalties to the Bio-Jerusalem fund on proceeds from future sales at a rate of 4% and up to 100% of the amount of the grants received by the Company (Israeli CPI linked) in the total aggregate amount of $65,053 as of August 31, 2013.  For the year ended August 31, 2013, we received $12,319 from the Bio-Jerusalem fund and for the year ended August 31, 2012 there were no grants received from the Bio-Jerusalem fund.  As we have not yet realized any revenues since inception, we have not incurred any royalty liability to the Bio-Jerusalem fund.

General and administrative expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, traveling, business development costs, insurance expenses and other general costs.

For the year ended August 31, 2013, general and administrative expenses totaled $2,032,129 compared to $1,203,164 for the year ended August 31, 2012. The increase in costs incurred related to general and administrative activities during the year ended August 31, 2013, reflects an increase in stock based compensation costs, arising from options granted to employees and consultants, of $199,788, as well as an increase in legal fees and consulting expenses mainly in connection with our listing on Nasdaq in February 2013. During the year ended August 31, 2013, as part of our general and administrative expenses, we incurred $372,258 related to stock options granted to employees and consultants, as compared to $172,470 during the year ended August 31, 2012.

Financial income/expense, net

Net financial expense decreased from $185,997 for the year ended August 31, 2012 to $132,951 for the year ended August 31, 2013. The decrease is mainly due to changes in the fair value of warrant liabilities offset by the exchange of the warrant liabilities attributable to warrants held by Regals Fund LP, or Regals, into stockholders' equity on November 29, 2013, as a result of the deletion of the anti-dilution provisions of the warrants (as described below), which resulted in a cost of $296,982 and by a gain on sale of marketable securities of $90,370 in fiscal year 2013.

Taxes on Income / Tax benefit

Taxes on income for the years ended August 31, 2013 and August 31, 2012, a benefit of $205,062 and tax of $90,218, respectively, are a result of recognizing and measuring uncertain tax positions. The decrease in uncertain tax positions as of August 31, 2013, is a result of the expiration of the statute of limitations with respect to the 2008 tax year of Oramed Ltd.

Other comprehensive income

A subsequent increase in the fair value of available for sale securities previously written down as impaired for the year ended August 31, 2013 of $130,845 resulted from the increase in fair value of our D.N.A ordinary shares.  Reclassification adjustment for gains included in net loss for the year ended August 31, 2013 of $90,370, resulted from the sale of 7,000,000 of our D.N.A ordinary shares in February and March 2013. Unrealized gain on available for sale securities for the year ended August 31, 2013 of $262,928, resulted from the increase in fair value of our D.N.A ordinary shares.

Impairment of available for sale securities for the year ended August 31, 2012 of $184,254 resulted from the decrease in fair value of our D.N.A ordinary shares.

Liquidity and Capital Resources

From inception through August 31, 2013, we incurred losses in an aggregate amount of $22,123,589. We have financed our operations through several private placements of our common stock, as well as and a public offering of our common stock in July 2013, raising a total of $20,859,553, net of transaction costs. We will seek to obtain additional financing through similar sources in the future as needed.  As of August 31, 2013, we had $2,272,228 of available cash, $5,246,627 of short term bank deposits and $956,376 of marketable securities. Marketable securities are presented at fair value and their realization is subject to certain limitations if sold through the market, and we are therefore exposed to market risk. There is no assurance that at the time of sale of the marketable securities the price per share will be the same or higher, nor that we will be able to sell all of the securities at once given the volume of securities we hold. We anticipate that we will require approximately $5.7 million to finance our activities during the 12 months following August 31, 2013.

Management is in the process of evaluating various financing alternatives as we will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing stockholders, future public offerings, and additional funding from the OCS.

During the year ended August 31, 2013, cash and cash equivalents decreased by $2,158,512 from the $4,430,740 reported as of August 31, 2012, which is primarily due to proceeds from the issuance of common stock and the purchase of short term deposits.

Operating activities used cash of $3,395,341 in the year ended August 31, 2013 and $2,301,608 in the year ended August 31, 2012. Cash used for operating activities in the year ended August 31, 2013 primarily consisted of net loss resulting from research and development and general and administrative expenses, partially offset by stock based compensation adjustments and exchange of warrants, while cash used by operating activities in the year ended August 31, 2012 primarily consisted of net loss resulting from research and development and general and administrative expenses.

Investing activities used cash of $4,569,521 in the year ended August 31, 2013, as compared to $1,768,898 provided by investing activities in the year ended August 31, 2012. Cash used for investing activities in the year ended August 31, 2013 consisted primarily of the purchase of short-term bank deposits.  In the year ended August 31, 2012, cash provided by investing activities consisted primarily of proceeds from the sale of short term deposits and proceeds from the sale of our investment in Entera.

Financing activities provided cash of $5,824,493 in the year ended August 31, 2013 and $3,488,942 in the year ended August 31, 2012. Cash provided by financing activities during both periods consisted of proceeds from our issuance of common stock, warrants and options. During fiscal year 2013, a total of 10,180 warrants were exercised via a "cashless" manner, resulting in the issuance of 3,787 shares of common stock to our investors.  In addition 11,262 warrants were exercised for cash and resulted in the issuance of 11,262 shares of common stock to our investors and 8,334 options were exercised for cash and resulted in the issuance of 8,334 shares of common stock. The cash consideration received for exercise of warrants was $67,572 and the cash consideration received for exercise of options was $42,003.

During the year ended August 31, 2013, of the $296,836 OCS grants we recognized during such period, we received approximately $326,964 from the OCS towards our research and development expenses, as compared to $305,984 received in the year ended August 31, 2012. The amounts that were received but not recognized during the year ended August 31, 2013 were recognized in the year ended August 31, 2012. The OCS has supported our activity in the past three years.

During fiscal years 2013 and 2012 we issued a total of 62,793 shares of common stock to various third party vendors for services rendered. The aggregate value of those shares was approximately $352,317. We also consummated a private placement, in which we sold 1,137,336 “units” at a purchase price of $4.44 per unit, for total consideration of $5,049,710. Each unit consisted of one share of common stock and a five-year warrant to purchase 0.50 of a share of common stock at an exercise price of $6.00 per share. In July 2013, we sold 658,144 shares of common stock, at a price of $7.00 per share, to various investors in a registered direct offering, for aggregate net proceeds of approximately $4,238,889.  The placement agents in this offering received aggregate cash compensation in the amount of approximately $235,000, and approximately $30,000 as reimbursement for unaccountable expenses.

Our recent financing activities include the following:

•                     Between August and November 2012, we completed a private placement pursuant to which we sold to the investors an aggregate of 1,137,336 “units” at a purchase price of $4.44 per unit for total consideration of $5,049,710.  Each unit consisted of one share of our common stock and a five-year warrant to purchase 0.50 of a share of our common stock at an exercise price of $6.00 per share.  We paid cash compensation of $84,135. We also issued 1,127 shares of our common stock and warrants to purchase 564 shares of our common stock as a finder’s fee to a third party in connection with the private placements and issued 12,745 shares of our common stock and warrants to purchase 6,373 shares of our common stock as a finder’s fee to Mr. Leonard Sank, one of our directors.  Most of the investors in such private placements were granted customary registration rights with respect to resales of shares, including the shares underlying the warrants.  Regals Fund participated in such private placements and received certain special rights, including preemptive rights as long as they hold at least 5% of our outstanding common stock.    With respect to Regals’ participation in the August 2012 private placement, we undertook to file a registration statement to register their shares and the shares underlying their warrants, by December 27, 2012.  Since such registration statement was not timely filed, we may be required to pay liquidated damages of $10,000 or, at Regals’ discretion, 27,027 shares of common stock.  The liquidated damages may not exceed, in the aggregate, $100,000. Regals has not notified us that they plan to request such payment, and such damages may be waived by Regals.

        ●                     In October 2012, we entered into a Securities Purchase Agreement with D.N.A, according to which we issued to D.N.A 199,172 shares of our common stock in consideration for an option to purchase up to 21,637,611 ordinary shares of D.N.A, or the D.N.A Option.  We had previously acquired 8,404,667 ordinary shares of D.N.A issued in March 2011, as further discussed in “Our Business—Out-Licensed Technology.” In February 2013, we exercised the D.N.A Option.  In addition, in February and March 2013 we sold a total amount of 7,000,000 of our D.N.A ordinary shares, of which 5,250,000 ordinary shares were issued to us in March 2011 and 1,750,000 ordinary shares were issued to us in February 2013 upon our exercise of the D.N.A Option.  The ordinary shares were sold in private transactions for a total of NIS 840,000 (or approximately $226,670, based on the exchange rate between the NIS and the U.S. dollar, as quoted by the Bank of Israel on the dates of sale), before brokerage fees.  In October and November 2013 we also sold in the market total of 1,025,991 of our D.N.A ordinary shares, all of which were issued to us in March 2011, for total consideration of NIS 152,453 (or approximately $43,208). As of November 25, 2013, we own approximately 10.6% of D.N.A’s outstanding ordinary shares. The market price for D.N.A’s ordinary shares may decline, which could result in a loss to us if we sell such shares at a price below the value on the date we acquired such shares.  The ordinary shares of D.N.A have historically experienced low trading volume; as a result there is no guarantee that we will be able to resell the ordinary shares of D.N.A at the prevailing market prices.

•                        In November 2012, we entered into the Agreement with Regals in connection with the Warrants.  Pursuant to the Agreement, we and Regals agreed to amend the Warrants to provide that the anti-dilution protection of the Warrants shall be deleted in its entirety. In addition, as to the warrants issued in August and November 2012, the parties agreed to reduce the exercise price to $3.7656 per share, the current exercise price per share of the warrants originally issued in January 2011. At such time, we also issued to Regals the New Warrant.

•                        In connection with the New Warrant, Nadav Kidron, our President, Chief Executive Officer and a director, in his personal capacity as one of our stockholders, agreed that following the execution and delivery of the Agreement, in the event that an adjustment pursuant to the anti-dilution protection of the Warrants (had they not been amended by the Agreement) would have been triggered and the number of shares of our common stock that Regals would have been able to purchase under the Warrants would have increased by an aggregate number in excess of 137,311 common shares, then Regals shall have the right to purchase from Mr. Kidron such number of shares of our common stock owned by Mr. Kidron, up to a maximum of 112,690 shares of our common stock. This right shall survive until the termination of the Warrants.

•                        In May 2013, a total of 10,180 warrants were exercised via a "cashless" manner, resulting in the issuance of 3,787 shares of common stock to our investors.

•                        In July 2013, 11,262 warrants and 8,334 options were exercised for cash consideration of $67,572 and $42,003, respectively.

•                        In July 2013, we sold 658,144 shares of common stock, at a price of $7.00 per share, to various investors in a registered direct offering, for aggregate net proceeds of approximately $4,238,889.

•                         In July and August 2013, we issued a total of 33,709 shares of our common stock, valued at $244,457, in the aggregate, to certain service providers as remuneration for services rendered.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Planned Expenditures

The estimated expenses referenced herein are in accordance with our business plan. Since our technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the twelve months beginning September 1, 2013 are as follows:

Category	Amount

Research and development, net of OCS funds	$4,203,000
General and administrative expenses	1,524,000
Financial expenses, net	10,000
Total	$5,737,000

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Item 15 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2013.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of August 31, 2013 based on the framework for Internal Control-Integrated Framework set forth by The Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2013 at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is certain information with respect to the individuals who are our directors and executive officers.

Name	Age	Position

Nadav Kidron	39	President, Chief Executive Officer and Director
Miriam Kidron	73	Chief Medical and Technology Officer and Director
Leonard Sank	48	Director
Harold Jacob	60	Director
Michael Berelowitz	69	Director and Chairman of the Scientific Advisory Board
Gerald Ostrov	63	Director
Yifat Zommer	39	Chief Financial Officer, Treasurer and Secretary
Joshua Hexter	43	Chief Operating Officer and VP Business Development

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

Dr. Harold Jacob was appointed a director in July 2008. Since 1998, Dr. Jacob has served as the president of Medical Instrument Development Inc., a company which provides a range of support and consulting services to start-up and early stage companies as well as patenting its own proprietary medical devices. Since 2011, Dr. Jacob has also served as an attending physician at Hadassah University Medical Center, where he has served as the director of the gastrointestinal endoscopy unit since September 2013.  Dr. Jacob has advised a spectrum of companies in the past and he served as a consultant and then as the Director of Medical Affairs at Given Imaging Ltd., from 1997 to 2003, a company that developed the first swallowable wireless pill camera for inspection of the intestine. He has licensed patents to a number of companies including Kimberly-Clark Corporation. Since 2004, Dr. Jacob has served as the Chief Executive Officer of NanoVibronix, Inc., a medical device company using surface acoustics to prevent catheter acquired infection as well as other applications. He practiced clinical gastroenterology in New York and served as Chief of Gastroenterology at St. John’s Episcopal Hospital and South Nassau Communities Hospital from 1986 to 1995, and was a Clinical Assistant Professor of Medicine at SUNY from 1983 to 1990. Dr. Jacob founded and served as Editor in Chief of Endoscopy Review and has authored numerous publications in the field of gastroenterology.

We believe that Dr. Jacob’s qualifications to serve on our Board include his years of experience in the biomed industry, his experience serving in management roles of various companies, as well as his knowledge and familiarity with gastroenterology.

Dr. Michael Berelowitz was appointed a director in June 2010 and Chairman of our Scientific Advisory Board in June 2011. Since 2011, Dr. Berelowtiz has been self-employed as a biopharmaceutical consultant. From 2009 to 2011, Dr. Berelowitz served as Senior Vice President and Head of Clinical Development and Medical Affairs in the Specialty Care Business Unit at Pfizer, Inc. From 1996 to 2009, he served in various other roles at Pfizer, Inc., beginning as a Medical Director in the Diabetes Clinical Research team and then assuming positions of increasing responsibility until being appointed to his present role. Prior to that, Dr. Berelowitz spent a number of years in academia. Among his public activities, Dr. Berelowitz has served on the board of directors of the ADA, the Clinical Initiatives Committee of the Endocrine Society, and has chaired the Task Force on Research of the New York State Council on Diabetes. He has also served on several editorial boards, including the Journal of Clinical Endocrinology and Metabolism and Endocrinology, Reviews in Endocrine and Metabolic Disorders and Clinical Diabetes. Dr. Berelowitz has authored and co-authored more than 100 peer-reviewed journal articles and book chapters in the areas of pituitary growth hormone regulation, diabetes and metabolic disorders. Dr. Berelowitz holds adjunct appointments as Professor of Medicine in the Divisions of Endocrinology and Metabolism at SUNY – StonyBrook and Mt. Sinai School of Medicine in New York.

We believe that Dr. Berelowitz’s qualifications to serve on our Board include his years of experience in management roles in the pharmaceuticals industry, as well as his vast skill and expertise in the fields of endocrinology and diabetes.

Mr. Gerald Ostrov was appointed a director in September 2012.  Mr. Ostrov currently serves on the board of directors of Orasure Technologies Inc., a Nasdaq listed company which develops, manufactures, markets and sells oral fluid diagnostic products and specimen collection devices, is a founder and a board of directors member of Adlens Beacon, a privately held company developing self-adjustable reading glasses, serves as a board of directors member of the Robert Wood Johnson University Hospital Foundation and serves on the Johnson & Johnson Corporate Contributions Committee.  From 2008 to 2010, Mr. Ostrov served as Chairman and Chief Executive Officer of Bausch & Lomb Incorporated, where he helped to stabilize and restructure the business following its privatization.  From 1998 to 2006, Mr. Ostrov acted as Company Group Chairman for Johnson & Johnson’s Worldwide Vision Care businesses.  Mr. Ostrov began his career with Johnson & Johnson’s Health Care Division in 1976.  In 1982, he left Johnson & Johnson to become Vice President of Marketing for Ciba-Geigy’s Consumer Pharmaceuticals Company, where he was named President of Ciba Consumer Pharmaceuticals in 1985 and served in that capacity until rejoining Johnson & Johnson in 1991 as President of the corporation’s Personal Products Company.  Mr. Ostrov holds a Bachelor of Science degree with distinction in Industrial Engineering and Operations Research from Cornell University and holds an M.B.A. from Harvard University.

We believe that Mr. Ostrov’s qualifications to serve on our Board include his years of experience in management roles in the pharmaceuticals industry, as well as his experience serving as a director of many entities.

Ms. Yifat Zommer was appointed as Chief Financial Officer, Treasurer and Secretary in April 2009. From 2007 to 2008, Ms. Zommer served as Chief Financial Officer of Witech Communications Ltd., a subsidiary of IIS Intelligence Information Systems Ltd., a company operating in the field of video transmission using wireless communications. From April 2006 to April 2007, Ms. Zommer acted as Chief Financial Officer for CTWARE Ltd., a telecommunication company. Prior to that she was an audit manager in Kesselman & Kesselman, a member of PricewaterhouseCoopers International Limited, where she served for five years. Ms. Zommer holds a Bachelor of Accounting and Economics degree from the Hebrew University, a Business Administration degree (MBA) from Tel-Aviv University and a Masters degree in Law (LL.M.) from Bar-Ilan University, Israel. Ms. Zommer is a certified public accountant in Israel.

Mr. Joshua Hexter was appointed as Chief Operating Officer and VP Business Development in April 2013.  From 2007 to 2013, Mr. Hexter was a Director or Executive Director in BioLineRx Ltd. (TASE: BLRX) (“BioLine”), a biopharmaceutical development company dedicated to identifying, in-licensing and developing innovative therapeutic candidates.   Prior to his employment with BioLine, Mr. Hexter was a member of the board of directors and CEO of Biosensor Systems Design, Inc., a company developing market-driven biosensors. Mr. Hexter holds a bachelor’s degree from the University of Wisconsin and a master’s degree in management from Boston University.

Board of Directors

There are no agreements with respect to the election of directors.  Each director is elected for a period of one year at our annual meeting of stockholders and serves until the next such meeting and until his or her successor is duly elected.  The Board may also appoint additional directors up to a maximum of fifteen directors. A director so chosen or appointed will hold office until the next annual meeting of stockholders. The Board has determined that Leonard Sank, Harold Jacob, Michael Berelowitz and Gerald Ostrov are independent as defined under the rules promulgated by Nasdaq. Except as described in “Item 13.  Certain Relationships and Related Transactions, and Director Independence,” none of the independent directors has any relationship with us besides serving on our Board of Directors.

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

Board Meeting Attendance

During the year ended August 31, 2013, our Board held four meetings and took actions by written consent on eight occasions.  No incumbent director of the meeting attended fewer than 75% of the aggregate of: (i) the total number of meetings of the Board (during the period for which such director served as a director); and (ii) the total number of meetings held by all committees of the Board on which such director served (during the period for which such director served on such committees). Board members are encouraged to attend our annual meetings of stockholders.

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

Compensation Committee

The members of our Compensation Committee are Leonard Sank, Michael Berelowitz and Gerald Ostrov. The Board has determined that all of the members of the Compensation Committee are “independent” as defined by the rules of the SEC and Nasdaq rules and regulations. The Compensation Committee operates under a written charter that was approved by our Board on September 28, 2012, as amended in June 2013.  The primary responsibilities of our Compensation Committee include:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to us during fiscal year 2013, we believe that during fiscal year 2013, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements, except as follows:

•    Regals, an owner of more than ten percent of our common stock, failed to timely file a Form 4 reporting the amendment to the terms of certain warrants to purchase common stock in November 2012.  Regals filed a Form 4 reporting these transactions on December 13, 2012.

•    Regals also failed to timely file a Form 4 reporting purchases of an aggregate of 550 shares of our common stock in June 2013.  Regals filed a Form 4 reporting these transactions on July 12, 2013.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for our senior officers, directors and employees. A copy of the Code of Ethics and Business Conduct is located at our website at www.oramed.com.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation earned during the fiscal years ended August 31, 2013 and 2012 by our President and Chief Executive Officer, our Chief Medical and Technology Officer, our Chief Financial Officer, and our Chief Operating Officer and VP Business Development, or the Named Executive Officers:

Name and Principal Position	Year (1)	Salary ($) (2)	Bonus ($) (2)(3)	Option Awards ($) (4)	All Other Compensation ($) (2) (5)	Total ($)
Nadav Kidron President and CEO and director (6)	2013	199,670	60,000	104,253	11,992	375,915
	2012	159,136	-	88,927	17,989	266,052
Miriam Kidron Chief Medical and Technology Officer and director (7)	2013	168,410	20,000	104,253	12,076	304,739
	2012	159,136	-	88,927	13,200	261,263
Yifat Zommer CFO, Treasurer and Secretary	2013	83,387	15,000	93,355	29,086	220,828
	2012	58,686	-	32,915	29,719	121,320
Joshua Hexter COO and VP Business Development	2013	48,426	-	109,061	10,019	167,506
_______________

(1)	The information is provided for each fiscal year, which begins on September 1 and ends on August 31.
(2)	Amounts paid for Salary and All Other Compensation were originally denominated in NIS and were translated into U.S. Dollars at the then current exchange rate for each payment.
(3)	Bonuses were granted at the discretion of the Compensation Committee.
(4)
The amounts reflect the grant date fair value, as calculated pursuant to FASB ASC Topic 718, of these option awards. The assumptions used to determine the fair value of the option awards for fiscal years ended August 31, 2013 and 2012 are set forth in Note 10 to our audited consolidated financial statements included in this Annual Report on Form 10-K. Our Named Executive Officers will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.

(5)	See “All Other Compensation Table” below.
(6)	Mr. Kidron receives compensation from Oramed Ltd. through KNRY, Ltd., an Israeli entity owned by Mr. Kidron, or KNRY. See “—Employment and Consulting Agreements” below.
(7)
Dr. Kidron receives compensation from Oramed Ltd. through KNRY. See “—Employment and Consulting Agreements” below. See “Item 13.  Certain Relationships and Related Transactions, and Director Independence” for a description of management fees received by Dr. Kidron from Hadasit.

All Other Compensation Table

The “All Other Compensation” amounts set forth in the Summary Compensation Table above consist of the following:

Name	Year	Automobile- Related Expenses ($)	Manager’s Insurance* ($)	Education Fund* ($)	Total ($)
Nadav Kidron	2013	11,992	--	--	11,992
	2012	17,989	--	--	17,989
Miriam Kidron	2013	12,076	--	--	12,076
	2012	13,200	--	--	13,200
Yifat Zommer	2013	10,507	12,416	6,163	29,086
	2012	12,976	11,024	5,719	29,719
Joshua Hexter	2013	3,536	3,998	2,485	10,019
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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options and stock awards held by the Named Executive Officers as of August 31, 2013.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Nadav Kidron	72,000	(1)	-		6.48	05/07/18
	72,000	(3)	-		5.88	04/20/20
	60,000	(4)	12,000	(4)	4.08	08/08/22
Miriam Kidron	72,000	(1)	-		6.48	05/07/18
	72,000	(3)	-		5.88	04/20/20
	60,000	(4)	12,000	(4)	4.08	08/08/22
Yifat Zommer	33,334	(2)	--		5.64	10/19/19
	22,750	(5)	28,000	(5)	4.08	08/08/22
Joshua Hexter	12,600	(6)	88,200	(6)	7.88	03/14/23
_____________

(1)
On May 7, 2008, 72,000 options were granted to each of Nadav Kidron and Miriam Kidron under the 2008 Plan at an exercise price of $6.48 per share; 12,000 of such options vested immediately on the date of grant and the remainder vested in twenty equal monthly installments, commencing on June 30, 2008. The options have an expiration date of May 7, 2018.

(2)
On June 3, 2009, 33,334 options were granted to Yifat Zommer under the 2008 Plan at an exercise price of $5.64 per share; the options vest in three equal annual installments, commencing October 19, 2010, and expire on October 19, 2019.

(3)
On April 21, 2010, 72,000 options were granted to each of Nadav Kidron and Miriam Kidron under the 2008 Plan at an exercise price of $5.88 per share; 9,000 of such options vested immediately on the date of grant and the remainder vested in twenty-one equal monthly installments, commencing on May 31, 2010. The options have an expiration date of April 20, 2020.

(4)
On August 8, 2012, 72,000 options were granted to each of Nadav Kidron and Miriam Kidron under the 2008 Plan at an exercise price of $4.08 per share; 21,000 of such options vested immediately on the date of grant and the remainder vests in seventeen equal monthly installments, commencing on August 31, 2012. The options have an expiration date of August 8, 2022.

(5)
On August 8, 2012, 50,750 options were granted to Yifat Zommer under the 2008 Plan at an exercise price of $4.08 per share; the options vest in twenty-nine equal monthly installments, commencing on August 31, 2012, and expire on August 8, 2022.

(6)
On April 14, 2013, 100,800 options were granted to Joshua Hexter under the 2008 Plan at an exercise price of $7.88 per share; the options vest in 35 consecutive equal installments during a 3-year period commencing on May 31, 2013, and two installments of 1,400 each, that will vest on April 30, 2013 and April 14, 2016, and expire on April 14, 2023.

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

On July 17, 2013 the Consulting Agreements were amended, in such way that the monthly consulting will be increased to NIS 75,000 and NIS 60,000 for the services of Nadav Kidron and Miriam Kidron, respectively, effective July 1, 2013.

We, through Oramed Ltd., have entered into an employment agreement with Yifat Zommer as of April 19, 2009, pursuant to which Ms. Zommer was appointed as Chief Financial Officer, Treasurer and Secretary of the Company and Oramed Ltd.  In accordance with the employment agreement, as amended, Ms. Zommer’s current gross monthly salary is NIS 31,460.

We, through Oramed Ltd., have entered into an employment agreement with Joshia Hexter as of April 14, 2013, pursuant to which Mr. Hexter was appointed as Chief Operating Officer and VP Business Development of the Company and Oramed Ltd.  In accordance with the employment agreement, Mr. Hexter's current gross monthly salary is NIS 38,500.

We have entered into indemnification agreements with our directors and officers pursuant to which we agreed to indemnify each director and officer for any liability he or she may incur by reason of the fact that he or she serves as our director or officer, to the maximum extent permitted by law.

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

Michael Berelowitz serves as the Chairman of our Scientific Advisory Board. In this role, Dr. Berelowitz is actively involved in our scientific decisions, clinical strategy, and partnership negotiations. Dr. Berelowitz is paid a fee of $300 per hour, up to $1,500 per day, as compensation for serving in this position.

Other than as indicated in this Annual Report on Form 10-K, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments, during the year ended August 31, 2013.

The following table sets forth director compensation for the year ended August 31, 2013.

Name of Director	Fees Earned or Paid in Cash ($)	Option Awards (2)(3) ($)	All Other Compensation ($)	Total ($)
Nadav Kidron (1)	-	-	-	-
Miriam Kidron (1)	-	-	-	-
Leonard Sank (2)	10,000	41,203	-	51,203
Harold Jacob (2)	10,000	41,203	-	51,203
Michael Berelowitz (3)	10,000	16,484	1,375	27,859
Gerald Ostrov (6)	9,361	34,649	-	44,010
_______________

(1)	Please refer to the summary compensation table for executive compensation with respect to the named individual.
(2)
The amounts reflect the grant date fair value, as calculated pursuant to FASB ASC Topic 718, of these option awards. The assumptions used to determine the fair value of the option awards for the fiscal year ended August 31, 2013 are set forth in Note 10 to our audited consolidated financial statements included in this Annual Report on Form 10-K. Our directors will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.

(3)	At August 31, 2013, our non-employee directors held options to purchase shares of our common stock as follows:
	Name of Director	Aggregate Number of Shares Underlying Stock Options
	Leonard Sank	45,000
	Harold Jacob	45,000
	Michael Berelowitz	28,334
	Gerald Ostrov	20,000

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Stock Option Plans

2008 Stock Incentive Plan

On May 5, 2008, our Board adopted the 2008 Plan in order to attract and retain quality personnel. The 2008 Plan provides for the grant of stock options, restricted stock, restricted stock units and stock appreciation rights, collectively referred to as “awards.” Stock options granted under the 2008 Plan may be either incentive stock options under the provisions of Section 422 of the Internal Revenue Code, or non-qualified stock options. Incentive stock options may be granted only to our employees or to employees of our parent or subsidiary. Awards other than incentive stock options may be granted to employees, directors and consultants. Under the 2008 Plan, as amended, 1,000,000 shares were reserved for the grant of awards, which may be issued at the discretion of our Board from time to time.

As of August 31, 2013, options with respect to 1,234,999 shares have been granted, of which 86,167 have been forfeited, 8,334 have been exercised and 291,674 have expired.

Other

On August 14, 2007, we granted Dr. Miriam Kidron a warrant to purchase up to 180,114 shares at an exercise price of $0.012 per share; the warrant vested immediately and had an expiration date of August 14, 2012.  On August 8, 2012, our Board resolved to extend the term of Dr. Kidron’s warrant until August 6, 2014. The warrant is not governed by either of the plans detailed above.

The following table sets forth additional information with respect to our equity compensation plans as of August 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weight-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	1,580,280	$4.43	151,176
Total	1,580,280	$4.43	151,176

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of November 25, 2013 by: (i) each person who is known by us to own beneficially more than 5% of our common stock; (ii) each director; (iii) each of our Named Executive Officers listed above under “Summary Compensation Table”; and (iv) all of our directors and executive officers as a group.  On such date, we had 7,947,872 shares of common stock outstanding.

        As used in the table below and elsewhere in this Annual Report on Form 10-K, the term “beneficial ownership” with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following November 25, 2013. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity.

Name and Address of Beneficial Owner	Number of Shares		Percentage of Shares Beneficially Owned
Nadav Kidron #+ 12 Eliezer Hagadol St. Jerusalem, Israel	1,080,312	(1)	13.2%

Miriam Kidron #+ 2 Elza St. Jerusalem, Israel	496,114	(2)	5.9%

Leonard Sank # 3 Blair Rd Camps Bay Cape Town, South Africa	555,623	(3)	6.9%

Harold Jacob #	45,834	(4)	*

Michael Berelowitz #	28,334	(5)	*

Yifat Zommer +	63,084	(6)	*

Regals Fund LP 767 Fifth Ave. New York, NY, USA	1,325,094	(7)	15.6%

Gerald Ostrov #	20,000	(8)	*

Joshua Hexter +	23,800	(9)	*

All current executive officers and directors, as a group (eight persons)	2,313,101	(10)	25.9%

_______________

*	Less than 1%
#	Indicates Director
+	Indicates Executive Officer
(1)	Includes 216,000 shares of common stock issuable upon the exercise of outstanding stock options.
(2)	Includes 280,114 shares of common stock issuable upon the exercise of an outstanding warrant and 216,000 shares of common stock issuable upon the exercise of outstanding stock options.
(3)
Includes: (i) 243,000 shares of common stock and warrants to purchase 23,265 shares of common stock held by Mr. Sank, (ii) 78,125 shares of common stock and a warrant to purchase 27,344 shares of common stock held by Mr. Sank’s wife, (iii) 45,000 shares of common stock issuable to Mr. Sank upon the exercise of outstanding stock options, and (iv) 138,889 shares of common stock owned by a company wholly owned by a trust of which Mr. Sank is a trustee.  Mr. Sank disclaims beneficial ownership of the securities referenced in (ii) and (iv) above.

(4)	Includes 834 shares of common stock indirectly acquired through a corporation wholly-owned by Mr. Jacob, and 45,000 shares of common stock issuable upon the exercise of outstanding stock options.
(5)	Includes 28,334 shares of common stock issuable upon the exercise of outstanding stock options.
(6)	Includes 63,084 shares of common stock issuable upon the exercise of outstanding stock options.
(7)
Include warrants to purchase 557,274 shares of common stock.  Regals Capital Management LP is the investment manager of Regals Fund LP (“Regals”), the owner of record of these shares of common stock. Mr. David M. Slager is the managing member of the general partner of Regals Capital Management LP.  All investment decisions are made by Mr. Slager, and thus the power to vote or direct the votes of these shares of common stock, as well as the power to dispose or direct the disposition of such shares of common stock is held by Mr. Slager through Regals Capital Management LP.  The forgoing is based in part on a Schedule 13G/A filed February 12, 2013 and a Form 4 filed June 18, 2013 jointly by Regals, Regals Capital Management LP and Mr. Slager.

(8)	Includes 20,000 shares of common stock issuable upon the exercise of outstanding stock options.
(9)	Includes 23,800 shares of common stock issuable upon the exercise of outstanding stock options.
(10)	Includes 987,941 shares of common stock issuable upon the exercise of warrants beneficially owned by the referenced persons and the exercise of outstanding stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as otherwise indicated below, during fiscal years 2013 and  2012, we did not participate in any transaction, and we are not currently participating in any proposed transaction, or series of transactions, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons had, or will have, a direct or indirect material interest.

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

On February 17, 2006, we entered into an agreement with Hadasit, or the First Agreement, to retain Hadasit to provide consulting and clinical trial services for a total consideration of $200,000, and to acquire the provisional patent related to our research and development of an orally ingestible insulin pill to be used for the treatment of individuals with diabetes. On January 7, 2009, we entered into a second agreement with Hadasit which replaced in its entirety the First Agreement and confirms that Hadasit has conveyed, transferred and assigned all of its ownership rights in the patents acquired under the First Agreement and certain other patents filed by us after the First Agreement as a result of the collaboration between us and Hadasit, and that Hadasit acknowledges and agrees that the 345,128 shares of our common stock that were issued to Hadasit on February 17, 2006 constitute the sole and complete compensation for said sale.  On July 8, 2009, we entered into a third agreement with Hadasit to retain consulting and clinical trial services from Hadasit for a total consideration of $400,000, with $200,000 of this amount having first been agreed to in the terms of the First Agreement. The clinical trials conducted by Hadasit are managed by Dr. Miriam Kidron, our Chief Medical and Technology Officer and one of our directors, through a research fund account at Hadasit in Dr. Kidron’s name. The fees paid by us to Hadasit are deposited into such Hadasit research account. Pursuant to the general policy of Hadasit with respect to its research funds, Dr. Kidron is entitled to receive a management fee in the amount of 10% of all the funds deposited into this research fund account, including the funds paid by us under the aforementioned agreements. Since March 2006, only the funds paid by us have been deposited in this account, of which, $10,214 has been paid to Dr. Kidron.  On September 11, 2011, we entered into the Fourth Agreement to facilitate clinical trials and provide other services. According to this agreement, Hadasit will be entitled to total consideration of $200,000 to be paid in accordance with the actual progress of the study, $50,000 of which was recognized or paid through August 31, 2013 Hadasit will deduct 16.7% of the payments that will be received from us as overhead. All other terms and conditions of this agreement are substantially similar to those of the previous Hadasit agreements.

On October 30, 2012, we entered into a Securities Purchase Agreement with D.N.A, according to which, we issued to D.N.A 199,172 shares of our common stock, valued at such time at approximately $628,630,  in consideration for a warrant to purchase up to 21,637,611 ordinary shares of D.N.A at no additional cost.  In February 2013, we exercised the D.N.A Option. .  We hold approximately 10.6% of D.N.A’s outstanding ordinary shares, including the D.N.A ordinary shares we received in March 2011 as further discussed in “Item 1.  Business—Description of Business—Out-Licensed Technology.”

On November 29, 2012, we entered into the Agreement with Regals in connection with the Warrants.    Pursuant to the Agreement, we and Regals agreed to amend the Warrants (and to prepare and execute amendments to the Warrants setting forth such terms as soon as reasonably practicable) to provide that the anti-dilution protection of  the Warrants shall be deleted in its entirety. In addition, as to the warrants issued in August and November 2012, the parties agreed that the exercise price shall be reduced to $3.7656 per share, the current exercise price per share of the warrants originally issued to Regals in January 2011. On that day, we also issued to Regals the New Warrant pursuant to which Regals shall have the right to purchase up to 137,311 shares of our common stock over a period of four years at an exercise price of $7.20 per share.

In connection with the New Warrant, Nadav Kidron, our President, Chief Executive Officer and a director, in his personal capacity as one of our  shareholders, undertook and agreed that following the execution and delivery of the Agreement, in the event that an adjustment pursuant to the anti-dilution protection of the Warrants (had they not been amended by the Agreement) would have been triggered and the number of shares of our common stock that Regals would have been able to purchase under the Warrants would have increased by an aggregate number in excess of 137,311 common shares, then Regals shall have the right to purchase from Mr. Kidron such number of shares of our common stock owned by Mr. Kidron equal to such excess, up to a maximum of 112,690 shares of our common stock  at an exercise price of $3.7656 per share. The foregoing right shall survive until the termination of the Warrants.

See “Item 11.  Executive Compensation—Director Compensation” above for information as to one of our directors and the Chairman of our Scientific Advisory Board, Michael Berelowitz.

The Board has determined that Leonard Sank, Harold Jacob, Michael Berelowitz and Gerald Ostrov are independent as defined under the rules promulgated by Nasdaq.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed by Kesselman & Kesselman, independent registered public accounting firm, and member firm of PricewaterhouseCoopers International Limited, for services rendered to us during the fiscal years ended August 31, 2013 and 2012:

Summary:	2013	2012
Audit Fees(1)	$100,000	$102,240
Audit-Related Fees	-	-
Tax Fees(2)	10,000	10,000
All Other Fees	-	-
Total Fees	$110,000	$112,240
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

The Board established our Audit Committee on September 28, 2012. The Audit Committee pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Audit Committee before the services were rendered.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)         Index to Financial Statements

The following financial statements are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Oramed Pharmaceuticals Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Oramed Pharmaceuticals Inc. (A Development Stage Company) and its subsidiary (the “Company”) as of August 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended and cumulatively, for the period from September 1, 2007 to August 31, 2013 (not separately presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the cumulative totals of the Company for the period from April 12, 2002 (date of incorporation) to August 31, 2007, which totals reflect a deficit of $4,478,933 accumulated during the development stage. Those cumulative totals were audited by other independent auditors, whose report, dated December 10, 2007, expressed an unqualified opinion on the cumulative amounts but included an emphasis of a matter. Our opinion, insofar as it relates to amounts included for that period is based on the report of the other independent auditors.

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

In our opinion, based upon our audits and the report of the other independent auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of August 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended and cumulatively, for the period from September 1, 2007 to August 31, 2013 (not separately presented herein), in conformity with accounting principles generally accepted in the United States of America.

Tel Aviv, Israel	/s/ Kesselman & Kesselman
November 26, 2013	Kesselman & Kesselman
Certified Public Accountants (Isr.)
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

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its consolidated operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

December 10, 2007

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)
CONSOLIDATED BALANC SHEETS
U.S. dollars

	August 31
	2013	2012
Assets
CURRENT ASSETS:
Cash and cash equivalents	$2,272,228	$4,430,740
Short term deposits (note 2)	5,246,627	454,381
Marketable securities (note 3)	956,376	200,311
Restricted cash (note 1n)	16,000	16,000
Prepaid expenses and other current assets (note 4)	90,103	89,998
Related parties (note 16)	4,530	404
Grants receivable from the chief scientist	58,412	84,642
T o t a l current assets	8,644,276	5,276,476

LONG TERM DEPOSITS AND INVESTMENT (note 8b)	4,593	8,867
AMOUNTS FUNDED IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT (note 7)	5,545	4,740
PROPERTY AND EQUIPMENT, NET (note 5)	5,768	4,768
T o t a l assets	$8,660,182	$5,294,851

Liabilities and stockholders' equity
CURRENT LIABILITIES:
Accounts payable and accrued expenses (note 11)	$450,941	$597,173
Account payable with former shareholder	47,252	47,252
T o t a l current liabilities	498,193	644,425

LONG TERM LIABILITIES:
Warrants (note 6)	-	637,182
Employee rights upon retirement (note 7)	8,004	6,959
Provision for uncertain tax position (note 15e)	23,210	228,272
	31,214	872,413
COMMITMENTS (note 8)

STOCKHOLDERS’ EQUITY:
Common stock, $ 0.012 par value (16,666,667 authorized shares; 7,937,872 and 6,674,068* shares issued and outstanding as of August 31, 2013 and 2012, respectively)	95,238	80,075
Accumulated other comprehensive income	303,403	-
Additional paid-in capital	29,855,723	21,589,715
Deficit accumulated during the development stage	(22,123,589)	(17,891,777)
T o t a l stockholders' equity	8,130,775	3,778,013
T o t a l liabilities and stockholders’ equity	$8,660,182	$5,294,851

* See note 1a(3).
The accompanying notes are an integral part of the financial statements.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
U.S. dollars

			Period
			from April
			12, 2002
			(inception)
	Year ended		through
	August 31		August 31,
	2013	2012	2013

RESEARCH AND DEVELOPMENT EXPENSES, NET (note 12)	$2,271,794	$1,680,845	$11,804,488
IMPAIRMENT OF INVESTMENT	-	-	434,876
GENERAL AND ADMINISTRATIVE EXPENSES (note 13)	2,032,129	1,203,164	10,193,676
OPERATING LOSS	4,303,923	2,884,009	22,433,040
FINANCIAL INCOME (note 14a)	(180,495)	(13,126)	(387,653)
GAIN ON SALE OF INVESTMENT	-	-	(1,033,004)
IMPAIRMENT OF AVAILABLE- FOR-SALE SECURITIES	-	184,254	381,666
FINANCIAL EXPENSES (note 14b)	313,446	199,123	693,826
LOSS BEFORE TAXES ON INCOME	4,436,874	3,254,260	22,087,875
INCOME TAX EXPENSES (BENEFIT) (note 15)	(205,062)	90,218	35,714
NET LOSS FOR THE PERIOD	$4,231,812	$3,344,478	$22,123,589

SUBSEQUENT INCREASE IN THE FAIR VALUE OF AVAILABLE FOR SALE SECURITIES PREVIOUSLY WRITTEN DOWN AS IMPAIRED	(130,845)	-	(130,845)
RECLASSIFICATION ADJUSTMENT FOR GAINS INCLUDED IN NET LOSS	90,370	-	90,370
UNREALIZED GAIN ON AVAILABLE FOR SALE SECURITIES	(262,928)	-	(262,928)
TOTAL OTHER COMPREHENSIVE INCOME	(303,403)	-	(303,403)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	$3,928,409	$3,344,478	$21,820,186

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.59	$0.57
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES USED IN COMPUTING BASIC AND
DILUTED LOSS PER COMMON STOCK*	7,209,283	5,884,595

* See note 1a(3).

The accompanying notes are an integral part of the financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. dollars

			Additional paid-in capital	Accumulated Other Comprehensive Income	Deficit accumulated during the development stage	Total stockholders' equity
	Common Stock
	Shares*	$
BALANCE AS OF APRIL 12, 2002 (inception)	2,902,589	$34,828	$18,872	-	-	$53,700
CHANGES DURING THE PERIOD FROM APRIL 12, 2002 THROUGH AUGUST 31, 2007:
SHARES CANCELLED	(1,650,000)	(19,800)	19,800	-	-	-
SHARES ISSUED FOR INVESTMENT IN ISTI-NJ	95,368	1,144	433,732	-	-	434,876
SHARES ISSUED FOR OFFERING COSTS	146,079	1,753	(1,753)	-	-	-
SHARES AND WARRANTS ISSUED FOR CASH– NET OF ISSUANCE EXPENSES	2,265,514	27,181	2,095,800	-	-	2,122,981
SHARES ISSUED FOR SERVICES	10,417	125	98,625	-	-	98,750
CONTRIBUTIONS TO PAID IN CAPITAL	-	-	18,991	-	-	18,991
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS	-	-	1,968,547	-	-	1,968,547
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS	-	-	177,782	-	-	177,782
DISCOUNT ON CONVERTIBLE NOTE RELATED TO BENEFICIAL CONVERSION FEATURE	-	-	108,000	-	-	108,000
OTHER COMPREHENSIVE LOSS	-	-		-	(16)	(16)
IMPUTED INTEREST	-	-	8,437	-	-	8,437
NET LOSS	-	-	-	-	(4,478,917)	(4,478,917)
BALANCE AS OF AUGUST 31, 2007	3,769,967	45,231	4,946,833	-	(4,478,933)	513,131
RECEIPTS ON ACCOUNT OF SHARES AND WARRANTS	-	-	6,061	-	-	6,061
SHARES ISSUED FOR CONVERSION OF CONVERTIBLE NOTE	45,844	550	274,450	-	-	275,000
SHARES AND WARRANTS ISSUED FOR CASH - NET OF ISSUANCE EXPENSES	848,288	10,178	5,774,622	-	-	5,784,800
SHARES ISSUED FOR SERVICES	24,419	293	115,817	-	-	116,110
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS	-	-	459,467	-	-	459,467
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS	-	-	203,982	-	-	203,982
IMPUTED INTEREST	-	-	3,780	-	-	3,780
NET LOSS	-	-	-	-	(2,769,271)	(2,769,271)
BALANCE AS OF AUGUST 31, 2008	4,688,518	$56,252	$11,785,012	-	$(7,248,204)	$4,593,060

* See note 1a(3).

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. dollars

					Deficit
				Accumulated	accumulated
			Additional	Other	during the	Total
	Common Stock		paid-in	Comprehensive	development	stockholders'
	Shares*	$	capital	Income	stage	equity
BALANCE AS OF AUGUST 31, 2008	4,688,518	$56,252	$11,785,012	$-	$(7,248,204)	$4,593,060
SHARES ISSUED FOR SERVICES	17,012	204	152,724	-	-	152,928
SHARES TO BE ISSUED FOR SERVICES	-	-	203,699	-	-	203,699
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS	-	-	436,025	-	-	436,025
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS	-	-	117,174	-	-	117,174
IMPUTED INTEREST	-	-	3,780	-	-	3,780
NET LOSS	-	-	-	-	(2,760,474)	(2,760,474)
BALANCE AS OF AUGUST 31, 2009	4,705,530	$56,456	$12,698,414	-	$(10,008,678)	$2,746,192
SHARES ISSUED FOR SERVICES	92,416	1,109	248,741	-	-	249,850
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS	-	-	690,882	-	-	690,882
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS	-	-	116,944	-	-	116,944
IMPUTED INTEREST	-	-	3,780	-	-	3,780
NET LOSS	-	-	-	-	(2, 977, 376)	(2,977,376)
BALANCE AS OF AUGUST 31, 2010	4,797,946	$57,565	$13,758,761	-	$(12,986,054)	$830,272
SHARES ISSUED FOR SERVICES	60,887	731	226,838	-	-	227,569
SHARES AND WARRANTS ISSUED FOR CASH**	984,209	11,808	3,682,404	-	-	3,694,212
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS	-	-	502,593	-	-	502,593
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS	-	-	26,733	-	-	26,733
IMPUTED INTEREST	-	-	3,782	-	-	3,782
NET LOSS	-	-	-	-	(1,561,245)	(1,561,245)
BALANCE AS OF AUGUST 31, 2011	5,843,042	70,104	18,201,111	-	(14,547,299)	3,723,916
SHARES ISSUED FOR SERVICES	29,084	349	107,511	-	-	107,860
SHARES AND WARRANTS ISSUED FOR CASH, INCLUDING RECLASSIFICATION OF WARRANTS	801,942	9,622	2,984,842	-	-	2,944,464
SHARES AND WARRANTS TO BE ISSUED FOR CASH	-	-	25,093	-	-	25,093
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS	-	-	200,866	-	-	200,866
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS	-	-	70,292	-	-	70,292
NET LOSS	-	-	-	-	(3,344,478)	(3,344,478)
BALANCE AS OF AUGUST 31, 2012	6,674,068	$80,075	$21,589,715	-	$(17,891,777)	$3,778,013

* See note 1a(3).

** Including 16,397 shares issued as finders' fee.
The accompanying notes are an integral part of the financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. dollars

					Deficit
				Accumulated	accumulated
			Additional	other	during the	Total
	Common Stock		paid-in	Comprehensive	development	stockholders'
	Shares*	$	capital	Income	stage	equity
BALANCE AS OF AUGUST 31, 2012	6,674,068	$80,075	$21,589,715	-	$(17,891,777)	$3,778,013
SHARES AND WARRANTS ISSUED FOR CASH, NET**	349,396	4,192	1,418,400	-	-	1,422,592
SHARES ISSUED FOR CASH, NET***	658,144	7,897	4,230,992	-	-	4,238,889
SHARES ISSUED FOR MARKETABLE SECURITIES	199,172	2,390	626,240	-	-	628,630
SHARES ISSUED FOR SERVICES****	33,709	404	244,053	-	-	244,457
EXCHANGE OF WARRANTS (see note 6)	-	-	917,809	-	-	917,809
EXERCISE OF WARRANTS AND OPTIONS	23,383	280	109,295	-	-	109,575
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS	-	-	562,966	-	-	562,966
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS	-	-	156,253	-	-	156,253
NET LOSS	-	-	-	-	(4, 231,812)	(4,231,812)
OTHER COMPREHENSIVE INCOME	-	-	-	303,403	-	303,403
BALANCE AS OF AUGUST 31, 2013	7,937,872	$95,238	$29,855,723	$303,403	$(22,123,589)	$8,130,775

*           See note 1a(3).
**         Including 13,872 shares issued as finders' fee. See note 9d.
***       See note 9g.
****     See notes 8h, 9b and 9h.

The accompanying notes are an integral part of the financial statements

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars

			Period from April 12, 2002 (inception date) through
	Year ended August 31		August 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,231,812)	$(3,344,478)	$(22,123,589)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,379	14,737	126,223
Amortization of debt discount	-	-	108,000
Exchange differences	19,179	62,494	50,216
Stock based compensation	719,219	271,158	5,690,506
Common stock issued for services	244,457	107,860	1,400,413
Gain on sale of investment	(50,703)	-	(1,083,707)
Impairment of investments	-	-	434,876
Impairment of available for sale securities	-	184,254	381,666
Imputed interest	-	-	23,559
Exchange of warrants	296,982	-	296,982
Changes in fair value of warrant liabilities	(44,699)	142,704	98,005
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,094)	(31,199)	(163,253)
Restricted cash	-	-	(16,000)
Accounts payable and accrued expenses	(146,232)	203,133	450,941
Liability for employee rights upon retirement	1,045	(2,489)	21,231
Provision for uncertain tax position	(205,062)	90,218	23,210
Total net cash used in operating activities	(3,395,341)	(2,301,608)	(14,280,721)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,379)	(2,129)	(131,991)
Purchase of short term deposits	(5,846,628)	(475,353)	(11,750,363)
Proceeds from sale of short term deposits	1,054,011	1,800,000	6,482,011
Proceeds from sale of investment and marketable securities	226,671	450,000	676,671
Funds in respect of employee rights upon retirement	(2,090)	(3,620)	(8,985)
Other	4,894	-	(2,615)
Total net cash provided by (used in) investing activities	(4,569,521)	1,768,898	(4,735,272)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stocks and warrants - net of issuance expenses	5,714,918	3,488,942	20,859,553
Proceeds from exercise of warrants and options	109,575	-	109,575
Receipts on account of shares issuances	-	-	6,061
Proceeds from convertible notes	-	-	275,000
Proceeds from short term note payable	-	-	120,000
Payments of short term note payable	-	-	(120,000)
Stockholder advances	-	-	66,243
Total net cash provided by financing activities	5,824,493	3,488,942	21,316,432
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(18,143)	(38,857)	(28,211)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,158,512)	2,917,375	2,272,228
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,430,740	1,513,365	-
CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$2,272,228	$4,430,740	$2,272,228
Material non cash investing and financing activities:
Discount on convertible note related to beneficial conversion feature	-	-	$108,000
Shares and warrants issued as offering costs	-	-	$77,779
Contribution to paid in capital	-	-	$18,991
Exchange of warrants	$917,809	-	$917,809
Shares issued for marketable securities	$628,630	-	$628,630
Shares and warrants to be issued for cash	-	$25,093	-

The accompanying notes are an integral part of the financial statements.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES:

a.	General

1)
Incorporation and operations

Oramed Pharmaceuticals Inc. (the “Company”) was incorporated on April 12, 2002, under the laws of the State of Nevada. From incorporation until March 3, 2006, the Company was an exploration stage company engaged in the acquisition and exploration of mineral properties. On February 17, 2006, the Company entered into an agreement with Hadasit Medical Services and Development Ltd (“Hadasit”) to acquire the provisional patent related to orally ingestible insulin pill to be used for the treatment of individuals with diabetes. In subsequent periods, the Company entered into additional development agreements with Hadasit, the most recent of which was signed on September 11, 2011, see also note 8a.

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

In March 2011, the Subsidiary sold shares of its investee company, Entera Bio Ltd ("Entera") to D.N.A Biomedical Solutions Ltd ("D.N.A"), remaining a 3% interest, which is accounted for as a cost method investment (amounting $1,027). In consideration for the shares sold to D.N.A, the Company received a promissory note issued by D.N.A in the principal amount of $450,000, with an annual interest rate of 0.45%, that was paid in full in November 2011, and 8,404,667 ordinary shares of D.N.A, see also note 3.

As part of this agreement, the Subsidiary entered into a patent transfer agreement according to which, the Subsidiary assigned to Entera all of its right, title and interest in and to the patent application that it has licensed to Entera since August 2010.  Under this agreement, the Subsidiary is entitled to receive from Entera royalties of 3% of Entera's net revenues (as defined in the agreement) and a license back of that patent application for use in respect of diabetes and influenza. As of August 31, 2013, Entera had not yet realized any revenues and had not paid any royalties to the Subsidiary.

2)
Development and liquidity risks

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

Based on its current cash resources and commitments, and cash received in private and public offerings in the year ended August 31, 2013, the Company believes it will be able to maintain its current planned development activities and the corresponding level of expenditures for at least the next 12 months and beyond, although no assurance can be given that it will not need additional funds prior to such time. If there are unexpected increases in general and administrative expenses or research and development expenses, the Company may need to seek additional financing during the next 12 months.

3)	Reverse stock split

On January 10, 2013, the Company's Board of Directors approved a reverse stock split at a ratio of one-for-twelve, effective January 22, 2013, which decreased the number of common shares issued and outstanding as of January 23, 2013, from approximately 86.5 million shares to approximately 7.2 million shares and the number of authorized common shares from 200 million shares to approximately 16.7 million shares. All share and per share amounts included in the consolidated financial statements have been adjusted retroactively to reflect the effects of the reverse stock split.

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

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to stock based compensation, valuation and impairment of marketable securities and valuation of tax exposures.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

d.	Functional currency

The currency of the primary economic environment in which the operations of the Group are conducted is the U.S. dollar (“$” or “dollar”). Therefore, the functional currency of the Group is the dollar.

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

Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, employee benefits, costs of registered patents materials, the cost of supplies, the cost of services provided by outside contractors, including services related to the Company’s clinical trials, clinical trial expenses and the full cost of manufacturing drug for use in research and preclinical development. All costs associated with research and development are expensed as incurred.

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

Grants received from the OCS and Bio-Jerusalem are recognized as grant income when the grants become receivable, provided there is reasonable assurance that the Company will comply with the conditions attached to the grant and there is reasonable assurance the grant will be received. The grants are deducted from the related research and development expenses as the costs are incurred and are presented in R&D expenses, net. See also notes 8(k) and 8(l).

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

Basic and diluted net loss per common share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding and shares relating to receipts on account of shares in equity during the period. Outstanding stock options and  warrants have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for all periods presented. The total number of common stock options and warrants excluded from the calculation of diluted net loss was 2,343,972 for the year ended August 31, 2013 (1,892,180 for the year ended August 31, 2012). The computation of  basic and diluted net loss per common share was adjusted retroactively for all periods presented to reflect the Company’s reverse stock split. See also note 1a(3).

k.	Impairment in value of long-lived assets

The Company reviews long-lived assets, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In the event the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss would be recognized, and the assets are written down to their estimated fair values

l.	Stock based compensation

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

m.	Warrants issued as part of capital raisings that are classified as a liability

Warrants that entitle the holder to down-round protection (through ratchet and anti-dilution provisions) are classified as liabilities in the statement of financial position.

The liability is measured both initially and in subsequent periods at fair value, with changes in fair value charged to finance expenses, net. See note 6.

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

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:	Observable prices that are based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:	Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

As of August 31, 2013 the assets or liabilities measured at fair value comprise of available for sale securities (level 1).

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent.

In order to secure the fulfillment of the Company’s obligations under the derivatives agreements, the Company has placed a restricted deposit with the bank in an amount of $16,000.

Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of related tax recorded as a separate component of other comprehensive income in equity until realized. Unrealized losses that are considered to be other-than-temporary are charged to statement of operations as an impairment charge and are included in the consolidated statement of operations under impairment of available-for-sale securities.

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

2.
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, ASU 2013-02 requires presentation, either on the face of the income statement or in the notes, of significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income, but only if the amounts reclassified are required to be reclassified in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about these amounts. The amendments in ASU 2013-02 will be effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. The accounting update will be applicable to the Company beginning in the first quarter of fiscal year 2014. The Company does not expect the adoption of ASU 2013-02 to have a material effect on the consolidated financial statement presentation.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

3.
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). This update requires an entity to present  in the financial statements  an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in ASU 2013-11 will be effective prospectively for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods. The accounting update will be applicable to the Company beginning in the first quarter of fiscal year 2015.  The Company does not expect the adoption of ASU 2013-11 to have a material effect on the consolidated financial statement presentation.

NOTE 2 - SHORT TERM DEPOSITS:

Amounts that represent bank deposits that do not meet the cash equivalent criteria are the following:

	August 31
	2013		2012
	Annual interest rate	Amount	Annual interest rate	Amount
Dollar deposits	0.6-1.06%	$5,111,914	0.85%	$260,371
NIS deposits	1.93%	134,713	1.93-1.97%	194,010
		$5,246,627		$454,381

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 3 - MARKETABLE SECURITIES:

During the reporting period, marketable securities consist wholly of equity securities of D.N.A, which were received in March 2011 as part of the consideration for selling the shares of Entera, see also note 1a(1), and in October 2012, as an option to purchase ordinary shares of D.N.A with no additional costs in exchange for the Company's common stock (the "D.N.A Option"), see also note 9e. The D.N.A Option was exercised by the Company in February 2013 for 21,637,611 shares of D.N.A. Pursuant to Tel Aviv Stock Exchange ("TASE") policy regarding private placements, trading of such shares was restricted until August 2013. Until August 26, 2013, the fair value of the restricted securities was measured based on the quoted prices of the otherwise identical unrestricted securities, adjusted for the effect of the restriction by applying a proper discount. The discount was determined with reference to other similar restricted instruments. Similar securities, with no restriction on tradability, are quoted on an active market.

As of August 31, 2013 the securities were reclassified to level 1, since the restriction period was over. Those securities are classified as available-for-sale and are recorded at fair value.

On February 14, 2013 the Subsidiary sold 3,500,000 of the D.N.A shares in a private transaction for a total of NIS 420,000 (or approximately $114,130). On March 5, 2013 each of the Subsidiary and the Company sold additional 1,750,000 of their D.N.A shares in a private transaction for a total of NIS 420,000 (or approximately $112,540).

The cost of the securities sold and the amount reclassified out of accumulated other comprehensive income into net loss, were determined by specific identification.

The shares are traded on the TASE and have a quoted price. The fair value of those securities is measured at the quoted prices of the securities on the measurement date.

Financial assets carried at fair value as of August 31, 2013 and 2012 are classified as level 1 as described in the table below:

Level 1
Marketable securities:
August 31, 2013	$956,376
August 31, 2012	$200,311

As of August 31, 2013 the Group owns approximately 11.1% of D.N.A’s outstanding ordinary shares. For information regarding sales of D.N.A shares by the Group after balance sheet date, see note 17a.

Transfers in and/or out of level 3 are recognized in the beginning of the reporting period.

The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs:

	August 31
	2013	2012
Carrying value at the beginning of the period	$-	$384,565
Additions	628,630	-
Reclassification to level 1	(628,630)	(384,565)
Carrying value at the end of the period	$-	$-

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 3 - MARKETABLE SECURITIES (continued):

As of August 31, 2013, the carrying amount of cash and cash equivalents, short term deposits, accounts receivable, other current assets and accounts payables and accrued expenses approximates their fair values due to the short-term maturities of these instruments.

The fair value of long-term deposits also approximates their carrying value, since they bear interest at rates close to the prevailing market rates. The amounts funded in respect of employee rights are stated at cash surrender value which approximates its fair value.

NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Composition of prepaid expenses and other current assets, grouped by major classifications, is as follows:

	August 31
	2013	2012

Tax Authorities	$59,898	$53,341
Prepaid expenses and other receivables	30,205	36,657
	$90,103	$89,998

NOTE 5 - PROPERTY AND EQUIPMENT, NET:

a.	Composition of property and equipment, grouped by major classifications, is as follows:

	August 31
	2013	2012
Cost:
Leasehold improvements	$76,029	$76,029
Office furniture and equipment	19,941	19,941
Computers and peripheral equipment	34,301	29,642
	130,271	125,612
Less - accumulated depreciation and amortization	124,503	120,844
	$5,768	$4,768

b.	Depreciation expenses totaled $5,379 and $14,737 in the years ended August 31, 2013 and 2012, respectively.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 6 - WARRANTS

As part of the Company's private placements, warrants were granted to the Leading Investor, as defined in note 9c. Warrants to purchase 182,292 shares were granted in January 2011 (the "2011 Warrants"), warrants to purchase 112,613 shares were granted in August 2012 (the "August 2012 Warrants") and warrants to purchase 16,892 shares were granted in November 2012 (together, with the 2011 Warrants and the August 2012 Warrants, the "Three Warrants"). Each warrant was granted for five years at an initial exercise price of $6.00 per share. The warrants included a full ratchet anti-dilution protection from the second year anniversary date after issuing the warrant, subject to certain limitations and while the warrant was outstanding.  In the event the Company was to issue or sell any common stock for a consideration per share lower than the exercise price then in effect, or was to issue or sell any options, warrants or other rights for the purchase or acquisition of such shares at a consideration per share of less than the exercise price then in effect, the warrants were to be amended to (a) reduce the exercise price to an amount equal to the per share consideration payable to the company in such sale or issuance, and (b) the quantity of warrants were to be updated, based on certain rules as determined in the Warrants Agreements with the Leading Investor.

As a result of a private placement in August 2012, and pursuant to adjustment of the terms of the 2011 Warrants, such warrants were amended to: (i) reduce the exercise price from $6.00 to $4.44, (ii) increase the number of shares issuable upon the exercise of the warrant from 182,292 to 246,341.

In addition, as a result of the agreement with D.N.A from October 2012, as described in note 9e, and pursuant to adjustment terms of the 2011 Warrants, the Company further amended the 2011 Warrants by: (i) reducing the exercise price from $4.44 to $3.7656 and (ii) increasing the number of shares issuable upon the exercise of the 2011 Warrants from 246,341 to 290,459.

On November 29, 2012, the Company and the Leading Investor entered into a letter agreement (the "Agreement") in connection with the Three Warrants. Pursuant to the Agreement, the Company and the Leading Investor agreed to amend the Three Warrants to provide that the anti-dilution protection of each of the Three Warrants shall be removed in its entirety. In addition, as to the Warrants issued in August and November 2012, the parties agreed that the exercise price shall be reduced to $3.7656. On that day, the Company also issued to the Leading Investor a Common Stock Purchase Warrant (the "New Warrant") pursuant to which, the Leading Investor shall have the right to purchase up to 137,311 shares of the Company over a period of four years at an exercise price of $7.20 per share. The fair value of the New Warrant at the date of grant was $145,173, using the following assumptions: dividend yield of 0% , expected term of 4 years, expected volatility of 62.29% and risk-free interest rate of 0.57%.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 6 - WARRANTS (continued):

The fair value of the warrants was determined by using a Monte Carlo type model based on the risk neutral approach. The significant unobservable input used in the fair value measurement is the future expected issue dates. Significant delay in this input would result a higher fair value measurement.

In addition to the New Warrant, Nadav Kidron, the Company’s President, Chief Executive Officer and director, in his personal capacity as a shareholder of the Company, undertook and agreed that following the execution and delivery of the Agreement, in the event that an adjustment pursuant to the anti-dilution protection of any of the Three Warrants (had it not been amended by the Agreement thereof) would have been triggered and the number of shares of common stock of the Company that the Leading Investor would have been able to purchase under the Three Warrants would have increased by an aggregate number in excess of 137,311 shares, then the Leading Investor shall have the right to purchase from Mr. Kidron such number of shares of common stock of the Company owned by Mr. Kidron equal to such excess, up to a maximum of 112,690 shares of common stock of the Company (the "Kidron Option"). The foregoing right shall survive until the expiration date of such Three Warrants. The fair value of the Kidron Option on the date of grant was $168,220, based on the Monte Carlo type model and was recognized as an expense against the stockholders equity.

Following the removal of the anti-dilution protection, the Three Warrants were no longer classified as liabilities. The Company recognized a financial expense in the amount of $296,982 during the three months ended November 30, 2012.

Financial liabilities carried at fair value as of August 31, 2013 and 2012, are classified in the table below in one of the three fair value categories:

	Fair value measurements at reporting date using
	Level 3	Total
Warrants -
August 31, 2013	$-	$-
August 31, 2012	$637,182	$637,182

The following table summarizes the activity for those financial liabilities where fair value measurements are estimated utilizing Level 3 inputs:

	Year ended August 31,	Year ended August 31,
	2013	2012
Carrying value at the beginning of the period	$637,182	$-
Additional warrant liabilities granted	28,344	494,478
Changes in fair value	(44,699)	142,704
Exchange of warrants	(620,827)	-
Carrying value at the end of the period	$-	$637,182

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

The liability is funded in part by the purchase of insurance policies or by the establishment of pension funds with dedicated deposits in the funds.  The amounts used to fund these liabilities are included in the Subsidiary’s balance sheets under “Funds in respect of employee rights upon retirement.”  These policies are the Subsidiary’s assets.  However, under labor agreements and subject to certain limitations, any policy may be transferred to the ownership of the individual employee for whose benefit the funds were deposited.  In the years ended August 31, 2013 and 2012, the Subsidiary deposited $2,090 and $3,620, respectively, with insurance companies in connection with its severance payment obligations.

In accordance with the current employment agreements with certain employees, the Subsidiary  makes regular deposits with certain insurance companies for accounts controlled by each applicable employee in order to secure the employee’s rights upon retirement.  The Subsidiary  is fully relieved from any severance pay liability with respect to each such employee after it makes the payments on behalf of the employee.  The liability accrued in respect of these employees and the amounts funded, as of the respective agreement dates, are not reflected in the Subsidiary's balance sheets, as the amounts funded are not under the control and management of the Subsidiary  and the pension or severance pay risks have been irrevocably transferred to the applicable insurance companies (the “Contribution Plans”).

The amounts of severance pay expenses were $23,331 and $5,615 for the years ended August 31, 2013 and 2012, respectively. $12,592 and $7,089 in the years ended August 31, 2013 and 2012, respectively, were in respect of a Contribution Plan.

The Subsidiary expects to contribute approximately $25,480 in the year ending August 31, 2014 to insurance companies in connection with its severance liabilities for its operations for that year, $22,835 of which will be contributed to one or more Contribution Plans.

NOTE 8 - COMMITMENTS:

a.
On September 11, 2011, the Subsidiary entered into an agreement with Hadasit,   Dr. Miriam Kidron and Dr. Daniel Schurr (the “Agreement”), to retain consulting and clinical trial services. According to the Agreement, Hadasit will be entitled to a consideration of $200,000 to be paid by the Company in accordance with the actual progress of the study, $50,000 of which were paid and recognized through August 31, 2013. See also note 1a(1).

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 8 - COMMITMENTS (continued):

b.	The Subsidiary has entered into operating lease agreements for vehicles used by its employees for a period of 3 years.

The lease expenses for the years ended August 31, 2013 and 2012 were $29,603 and $29,543, respectively.

The future lease payments under the lease agreement are $24,603, $17,615 and $7,340 for the years ending August 31, 2014, 2015 and 2016, respectively.

As security for its obligation under the lease agreements the Subsidiary deposited $1,959, which are classified as long term deposits.

c.
On July 5, 2010, the Subsidiary of the Company entered into a Manufacturing Supply Agreement (“MSA”)  with Sanofi-Aventis Deutschland GMBH (“Sanofi”). According to the MSA, Sanofi will supply the subsidiary with specified quantities of recombinant human insulin to be used for clinical trials in the United States.

d.
On February 15, 2011, the Subsidiary entered into a consulting agreement with a third party (the "Consultant”) for a period of five years, pursuant to which the Consultant will provide consultation on scientific and clinical matters. The Consultant is entitled to a fixed monthly fee of $8,000, royalties of 8% of the net royalties actually received by the Subsidiary in respect of the patent that was sold to Entera on March 31, 2011 (see note 1a(1)) and an option to purchase up to 20,834 shares of the Company at an exercise price of $6.00 per share. The option vests in five annual installments commencing February 16, 2012 and expires on February 16, 2021. The initial fair value of the option on the date of grant was $62,185, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 78.65%; risk-free interest rates of 3.62%; and the remaining expected term of 10 years. The fair value of the option as of August 31, 2013 was $108,675, using the following assumptions: dividend yield of 0% and expected term of 7.46 years; expected volatility of 76.87%; and risk-free interest rate of 2.33%. The fair value of the option granted is remeasured at each balance sheet reporting date and is recognized over the related service period using the straight-line method.

e.
On July 25, 2011, the Company issued warrants to purchase 32,000 shares of the Company at an exercise price of $6.00 per share to a third party as remuneration for services to be rendered during the 12 month period commencing May 13, 2011. The warrants vest in twelve equal installments over the five years period form October 13, 2011 to May 13, 2016, and will expire on July 25, 2016. The fair value of these warrants on the date of grant was $5,057, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 77.39%; risk-free interest rate of 1.55%; and the remaining expected term of 5 years. The fair value of the option as of August 31, 2013, was $9,169, using the  following assumptions: dividend yield of 0% and expected term of 2.9 years; expected volatility of 76.41%; and risk-free interest rate of 0.79%. The fair value of the option granted is remeasured at each balance sheet reporting date and is recognized over the related service period using the straight-line method.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 8 - COMMITMENTS (continued):

f.
On February 15, 2012, the Company entered into an advisory agreement with a third party for a period of one year, pursuant to which such third party will provide investors relations services and will be entitled to a share based compensation as follows: 25,000 shares of the Company will be issued in six installments over the engagement period, commencing February 15, 2012, and a warrant to purchase 62,500 shares of the Company at an exercise price of $6.00 per share. The warrant vested in 12 monthly installments commencing February 15, 2012 and expires on February 15, 2017. The initial fair value of the warrant on the date of grant was $121,304, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 76.82%; risk-free interest rates of 0.81%; and the remaining expected term of 5 years.

On July 3, 2012, the Company and the third party entered into an amendment to the agreement, according to which the original agreement was extended until July 3, 2013, and a new vesting schedule was determined for the remainder of the share based compensation until July 3, 2013. The change in the vesting schedule did not have any material effect on the expenses related to this advisory agreement. The Company records expenses in respect of this warrant during the term of the services.

The fair value of the warrant as of June 15, 2013, the date of the last vesting installment, was $164,752, using the following assumptions: dividend yield of 0% and expected term of 4.0 years; expected volatility of 76.16%; and risk-free interest rate of 0.77%. The fair value of the warrant granted is recognized over the related service period using the straight-line method.

g.	On March 18, 2012, the Subsidiary entered into a lease agreement for its facilities in Israel. The lease agreement is for a period of 57 months commencing January 1, 2012.

The annual lease expenses for the years ended August 31, 2013 and 2012 were approximately $13,116 and $9,132, respectively.

On April 28, 2013, the Subsidiary entered into a new lease agreement for its office facilities in Israel. The new lease agreement is for a period of 36 months commencing October 1, 2013. The annual lease payment will be NIS 89,052 from 2014-2016, and will be linked to the increase in the Israeli consumer price index (as of August 31, 2013, the future annual lease payments under the new agreement will be $24,641, based on the exchange rate as of August 31,2013).

As security for its obligation under this lease agreement the Company provided a bank guarantee in an amount equal to three monthly lease payments.

h.
On April 15, 2013, the Company entered into a consulting agreement with a third party advisor for a period of twelve months, pursuant to which such advisor provided investor relations services and received a monthly cash fee and 15,000 shares of the Company to be issued in three equal installments, on each of May 1, 2013, August 1, 2013 and November 15, 2013. On July 11, 2013 the Company issued to such advisor 5,000 shares. The fair value of the shares at this date was $34,900. The Company issued the remaining 10,000 shares on November 4, 2013, see also note 9f.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 8 - COMMITMENTS (continued):

i.
On April 29, 2013, the Subsidiary entered into a Clinical Research Organization Service Agreement with a third party, to retain it as a CRO, for its Phase 2a clinical trial for an oral insulin capsule. As consideration for its services, the subsidiary will pay the CRO a total amount of approximately $332,702 that will be paid during the term of the engagement and based on achievement of certain milestones, $89,830 of which were paid and recognized through August 31, 2013.

j.
On July 23, 2013, the Subsidiary entered into a Master Service Agreement with a vendor for the process development and production of one of its oral capsule ingredients in the amount of $102,280, of which $30,684 were paid and recognized through August 31, 2013.

k.	Grants from Bio-Jerusalem

The Subsidiary is committed to pay royalties to the Bio-Jerusalem fund on proceeds from future sales at a rate of 4% and up to 100% of the amount of the grant received by the Company (Israeli CPI linked) at the total amount of $65,053.  As of August 31, 2013, the Subsidiary had not yet realized any revenues and did not incur any royalty liability.

During the year ended August 31, 2013,  the Company received $12,319 from the Bio-Jerusalem fund. For the period from inception on April 12, 2002 through August 31, 2013, the research and development expenses are presented net of Bio-Jerusalem grants, in the total amount of $65,053.

l.	Grants from the Chief Scientist Office ("OCS")

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

On August 31, 2013, the Subsidiary had not yet realized any revenues from the said project and did not incur any royalty liability. The total amount that was actually received through August 31, 2013 was $1,659,338.

For the years ended August 31, 2013, and 2012, and for the period from inception on April 12, 2002 through August 31, 2013, the research and development expenses are presented net of OCS Grants, in the total amount of $296,836, $372,959 and $1,717,392, respectively.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 9 - STOCKHOLDERS' EQUITY:

In February 2013 the Company's common stock began trading on the Nasdaq Capital Market under the symbol ORMP. Before then it was traded on the Over-The-Counter Bulletin Board.

The following are capital stock transactions that took place during the years ended August 31, 2013 and 2012:

a.
On August 15, 2011, the Company entered into a consulting agreement with a third party advisor for a period of nine months, pursuant to which such advisor provided investor relations services and received a monthly cash fee and shares of the Company's  that were issued in three equal installments as follows: on each of December 12, 2011, March 14, 2012 and May 15, 2012, the Company issued 6,917 shares at a fair value of $24,900, $26,560 and $24,900, respectively.

b.
Under the terms of the advisory agreement, as described in note 8f, on each of March 14, 2012 and July 5, 2012, the Company issued 4,167 shares to such advisor as remuneration for services provided. The fair value of the shares at the dates of grant was $15,500 and $16,000, respectively. The Company issued the remaining 16,667 shares on July 30, 2013 at a fair value of $123,336.

c.
In August 2012, the Company entered into Securities Purchase Agreements with a number of investors for the sale of 801,942 units at a purchase price of $4.44 per unit for total consideration of $3,560,192. Each unit consisted of one share of the Company and one common stock purchase warrant. Each warrant entitles the holder to purchase half a share exercisable for five years at an exercise price of $6.00 per share. The investors were granted customary registration rights with respect to resales of shares, including the shares underlying the warrants. In addition, one of the investors who was previously defined as a leading investor (the "Leading Investor"), who purchased 225,226 of the units, was granted the right to maintain its percentage of the shares of the Company’s common stock outstanding by purchasing more shares whenever the Company proposes to issue certain additional shares to other investors.  Such right only exists so long as such investor holds at least 5% of the Company's outstanding common stock.  In addition, such investor’s warrants contained anti-dilution protection (the "full ratchet anti-dilution protection") and cashless exercise provisions not contained in the other investors’ warrants.  The other terms of the Leading Investor's Securities Purchase Agreement were substantially the same as those granted to him in 2011 for his first investment. As to the amendment to the 2011 Warrants, see note 6.

In addition, in August 2012, the Company entered into a Securities Purchase Agreement with an investor for the sale of 5,652 units at same terms as describe above. As the payment from said investor was received during September 2012, following which, the Company issued him 5,652 shares of its common stock and a warrant to purchase 2,826 shares of its common stock, the proceeds from that investment, of $25,093 were presented as shares and warrants to be issued for cash.

The Company paid cash consideration of $71,250 as finders' fees in connection with the Securities Purchase Agreements.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 9 - STOCKHOLDERS' EQUITY (continued):

d.
Between September and November 2012, the Company entered into Securities Purchase Agreements with a number of investors for the sale of 329,872 units at a purchase price of $4.44 per unit for total consideration of $1,464,425. Each unit consisted of one share of the Company's common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase 0.50 a share of common stock exercisable for five years at an exercise price of $6.00 per share. The investors were granted customary registration rights with respect to resales of shares, including the shares underlying the warrants. The Leading Investor purchased 33,784 of the units and was granted the same rights as described in note 9c above. See also note 6 regarding the removal of the full ratchet anti-dilution protection.

As a finder's fee, in connection with the securities purchase agreements, the Company paid cash consideration of $12,885, as well as issued 1,127 shares of the Company and 564 common stock purchase warrant to another individual. The Company also issued 12,745 shares of the Company and 6,373 common stock purchase warrants to a director as a finder's fee with respect to the Securities Purchase Agreements described above and to the Securities Purchase Agreements to which the Company had entered into in August 2012.

e.
On October 30, 2012, the Company entered into a Securities Purchase Agreement with D.N.A, according to which, the Company issued on that day to D.N.A 199,172 shares of its common stock, in consideration for the option to purchase up to 21,637,611 ordinary shares of D.N.A, valued at approximately $628,630 at the day of the transaction. The Company exercised the option in February 2013. See also note 3.

f.	As described in note 8h, on July 11, 2013, the Company issued 5,000 shares of its common stock to an advisor as remuneration for services rendered.

g.
On July 10, 2013, the Company entered into a Placement Agency Agreement with Aegis Capital Corp. as representative of the several placement agents (the "Placement Agents"), pursuant to which the Placement Agents agreed to use their reasonable best efforts to arrange for the sale of up to 658,144 shares of the Company’s common stock.  In connection therewith, on July 10, 2013, the Company also entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell an aggregate of 658,144 shares at a price of $7.00 per share, to various investors in a registered direct offering (the "Offering"). The Company had received all funds and issued all shares in connection with the Offering as of July 17, 2013. The net proceeds to the Company from the offering are approximately $4,238,889, after deducting Placement Agents' commissions of $255,246 and other offering expenses of the Company.

h.
On July 8,2013, the Company issued 12,042 shares to four service providers as remuneration for investors relations services provided during the year ended August 31, 2013. The total fair value of the shares at the date of grant was $86,221.

i.	As to shares issued as part of stock based compensation plan see note 10.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 10 - STOCK BASED COMPENSATION:

As of August 31, 2013, the Company has one stock option plan (the “2008 Stock Option Plan”), under which, the Company had reserved a pool of 1,000,000 shares of the Company’s common stock which may be issued at the discretion of the Company’s Board of Directors from time to time. Under this Plan, each option is exercisable into one share of common stock of the Company.

The options may be exercised after vesting and in accordance with vesting schedules which will be determined by the Board of Directors for each grant. The maximum term of the options is 10 years.

The fair value of each stock option grant is estimated at the date of grant using a Black Scholes option pricing model. The volatility is based on a historical volatility, by statistical analysis of the weekly share price for past periods. The expected term is the length of time until the expected dates of exercising the options, based on estimated data regarding employees’ exercise behavior.

The following are stock options transactions made during the years ended August 31, 2013 and 2012:

a.
On August 8, 2012, options to purchase an aggregate of 144,000 shares of the Company were granted to Nadav Kidron, the Company’s President, Chief Executive Officer and director, and Miriam Kidron, the Company’s Chief Medical and Technology Officer and director, both related parties, at an exercise price of $4.08 per share (equivalent to the traded market price on the date of grant), the options vested with respect to 42,000 shares of common stock immediately on the date of grant and the remaining shares of common stock will vest in seventeen equal monthly installments of 6,000 each. These options expire on August 7, 2022.  The fair value of these options on the date of grant was $373,565, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 76.03%; risk-free interest rates of 0.83%; and expected term of 5.5 years.

b.
On August 8, 2012, options to purchase an aggregate of 43,334 shares of the Company were granted to three Board of Directors members at an exercise price of $4.08 per share (equivalent to the traded market price on the date of grant). The options vest in two equal annual installments, commencing January 1, 2013, and expire on August 7, 2022. The fair value of these options on the date of grant was $114,694, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 76.03%; risk-free interest rates of 1.0375%; and expected term of 5.75 years.

c.
On August 8, 2012, options to purchase 50,750 shares of the Company were granted to an employee of the Subsidiary, at an exercise price of $4.08 per share (equivalent to the traded market price on the date of grant). The options vest in 29 equal monthly installments, commencing August 31, 2012, and expire on August 8, 2022. The fair value of these options on the date of grant was $134,324, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 76.03%; risk-free interest rates of 1.0375%; and expected term of 5.75 years.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 10 - STOCK BASED COMPENSATION (continued):

d.
On August 8, 2012, options to purchase 6,250 shares of the Company c granted to an employee of the Subsidiary, at an exercise price of $4.08 per share (equivalent to the traded market price on the date of grant). The options vest in three equal annual installments, commencing January 1, 2013, and expire on August 7, 2022. The fair value of these options on the date of grant was $16,780, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 76.03%; risk-free interest rates of 0.935%; and expected term of 6 years.

e.
August 8, 2012, the Company's Board of Directors approved an extension of the term of the warrants to purchase 280,114 shares of the Company held by Dr. Miriam Kidron by approximately two years from such approval, expiring on August 6, 2014. The incremental fair value of the warrant extension was negligible.

f.
On December 20, 2012, options to purchase 20,000 shares of the Company were granted to a director at an exercise price of $6.00 per share (higher than the traded market price on the date of grant). The options vest in two equal annual installments, commencing January 1, 2013, and expire on December 19, 2022. The fair value of these options on the date of grant was $41,402, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 64.35%; risk-free interest rates of 1.01%; and expected term of 5.75 years.

g.
On December 20, 2012, options to purchase 4,667 shares of the Companywere granted to an employee of the Subsidiary at an exercise price of $6.00 per share (higher than the traded market price on the date of grant). The options vest in two equal annual installments, commencing June 1, 2013, and expire on December 19, 2022. The fair value of these options on the date of grant was $9,660, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 64.35%; risk-free interest rates of 1.01%; and expected term of 5.75 years.

h.
On April 14, 2013, options to purchase 100,800 shares of the Company’s common stock were granted to an employee of the Subsidiary at an exercise price of $7.88 per share (equal to the traded market price on the date of grant). The options vest in 35 consecutive equal installments during a 3-year period commencing on May 31, 2013, and two installments of 1,400 shares of common stock each, that will vest on April 30, 2013 and April 14, 2016, and expire on April 14, 2023. The fair value of these options on the date of grant was $519,785, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 75.46%; risk-free interest rates of 0.92%; and expected term of 6 years  .

i.	As to options granted to third parties, see notes 8d, 8e and 8f.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 10 - STOCK BASED COMPENSATION (continued):

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

	For options granted in
	the year ended August 31
	2013	2012
Expected option life (years)	5.75-6	5.5-5.75
Expected stock price volatility (%)	64.35-75.46	76.03
Risk free interest rate (%)	0.92-1.01	0.83-1.0375
Expected dividend yield (%)	0.0	0.0

A summary of the status of the stock options granted to employees and directors as of August 31, 2013 and 2012, and changes during the years ended on those dates, is presented below:

	Year ended August 31,
	2013		2012
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	options	price	options	price
		$		$
Options outstanding at
beginning of year	932,116	3.72	834,117	3.84
Changes during the year:
Granted - at market price	100,800	7.88	244,334	4.08
Granted - above market price	24,667	6.00	-
Expired	-		(141,667)	5.40
Forfeited	-		(4,667)	5.64
Exercised	8,334	5.04	-
Options outstanding at end
of year	1,049,249	4.13	932,116	3.72
Options exercisable at end
of year	870,883		717,088
Weighted average fair
value of options granted
during the year	$4.55		$2.65

Costs incurred in respect of stock based compensation for employees and directors, for the years ended August 31, 2013 and 2012 were $562,966 and $200,866, respectively.

The total intrinsic value of employees options exercised during the year ended August 31, 2013, was $17,584. No options were exercised during the year ended August 31, 2012.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 10 - STOCK BASED COMPENSATION (continued):

The following table presents summary information concerning the options granted to employees and directors outstanding as of August 31, 2013:

		Weighted
		Average	Weighted
Range of		Remaining	average
exercise	Number	Contractual	exercise	Aggregate
prices	outstanding	Life	price	intrinsic value
$		Years	$	$
0.012	280,114	0.93	0.012	2,038,670
4.08 to 6.48	668,335	7.05	5.28	1,340,874
7.88	100,800	9.62	7.88	-
	1,049,249	5.66	4.13	3,379,544

The following table presents summary information concerning the options granted to employees and directors exercisable as of August 31, 2013:

		Weighted
		Average	Weighted
Range of		Remaining	average
exercise	Number	Contractual	exercise	Aggregate
prices	exercisable	Life	price	intrinsic value
$		Years	$	$
0.012	280,114	0.93	0.012	2,038,670
4.08 to 6.48	578,169	6.74	5.43	1,075,120
7.88	12,600	9.62	7.88	-
	870,883	4.92	3.72	3,113,790

As of August 31, 2013, there were $475,485 of unrecognized compensation costs related to non-vested employees and directors, to be recorded over the next 32 months.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 10 - STOCK BASED COMPENSATION (continued):

A summary of the status of the stock options granted to non-employees outstanding as of August 31, 2013, and changes during the years ended on this date, is presented below:

	Year ended August 31
	2013		2012
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	options	price	options	price
		$		$
Options outstanding at
beginning of year	144,856	6.66	82,356	7.20
Changes during the year:
Granted above market
price	-		62,500	6.00
Options outstanding at end
of year	144,856	6.66	144,856	6.66
Options exercisable at end
of year	109,969		88,689

The Company recorded stock compensation of $156,253 and $117,098 during the years ended August 31, 2013 and 2012, respectively, related to consulting services.

The following table presents summary information concerning the options granted to non-employees outstanding as of August 31, 2013:

		Weighted
		Average	Weighted
Range of		Remaining	Average
exercise	Number	Contractual	Exercise	Aggregate
prices	outstanding	Life	Price	intrinsic value
$		Years	$	$
4.08 to 6.00	111,520	3.79	5.93	151,785
9.12	33,336	4.33	9.12	-
	144,856	3.92	6.66	151,785

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 10 - STOCK BASED COMPENSATION (continued):

The following table presents summary information concerning the options granted to non-employee exercisable as of August 31, 2013:

		Weighted
		Average	Weighted
Range of		Remaining	average
exercise	Number	Contractual	exercise	Aggregate
prices	exercisable	Life	price	intrinsic value
$		Years	$	$
4.08 to 6.00	93,301	3.42	5.92	128,283
9.12	16,668	4.33	9.12	-
	109,969	3.55	6.40	128,283

As of August 31, 2013 there were $52,949 of unrecognized compensation costs related to non-vested non-employee options, to be recorded over the next 33 months.

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

	Year ended
	August 31,
	2013	2012

Service providers	$392,289	$580,714
Payroll and related expenses	58,652	16,459
	$450,941	$597,173

NOTE 12 - RESEARCH AND DEVELOPMENT EXPENSES, NET:

			Period from April
			12, 2002
			(inception)
	Year ended		through
	August 31,		August 31,
	2013	2012	2013

Clinical trials	$1,341,471	$1,298,310	$6,504,824
Payroll and consulting fees	447,195	385,646	2,368,728
Costs for registration of patents	106,687	110,811	558,297
Compensation costs in respect of options granted to employees, directors and consultants	346,961	98,688	3,268,842
Other	338,635	160,350	886,242
Less - grants from the OCS and Bio Jerusalem Fund	(309,155)	(372,959)	(1,782,445)
	$2,271,794	$1,680,845	$11,804,488

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 13 - GENERAL AND ADMINISTRATIVE EXPENSES

			Period from April
			12, 2002
			(inception)
	Year ended		through
	August 31		August 31,
	2013	2012	2013

Compensation costs in respect of options granted to employees, directors and consultants	$372,258	$172,470	$2,421,664
Professional services	439,175	221,218	2,338,919
Consulting fees	259,670	159,136	1,230,570
Travel costs	127,196	71,529	673,126
Write off of debt	-	-	275,000
Business development	308,183	284,899	1,124,128
Payroll and related expenses	230,191	144,101	983,399
Insurance	43,399	22,375	162,320
Other	252,057	127,436	984,550
	$2,032,129	$1,203,164	$10,193,676

NOTE 14 - FINANCIAL INCOME AND EXPENSES

a.	Financial income

	Year ended August 31
	2013	2012
Gain on sale of marketable securities (note 3)	$90,370	$-
Changes in fair value of warrants	44,699	-
Income from interest	18,728	13,126
Other	26,698	-
	$180,495	$13,126

b.	Financial expenses

	Year ended August 31
	2013	2012
Exchange of warrants	$296,982	$-
Changes in fair value of warrants	-	142,704
Exchange rate differences	2,804	35,067
Bank commissions	13,660	14,952
Other	-	6,400
	$313,446	$199,123

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
NOTE 15 - TAXES ON INCOME:

Taxes on income included in the consolidated statements of operations represent current taxes due to taxable income of the Company and its Subsidiary.

a.	Corporate taxation in the U.S.

The applicable corporate tax rate for the Company is 35%.

As of August 31, 2013, the Company has an accumulated tax loss carryforward of approximately $5,605,237 (as of August 31, 2012, approximately $4,896,605). Under U.S. tax laws, carryforward tax losses expire 20 years after the year in which incurred. In the case of the Company, the net loss carryforward will expire in the years 2025 through 2032.

b.	Corporate taxation in Israel:

The Subsidiary is taxed in accordance with Israeli tax laws. The corporate tax rate applicable to 2012  and 2013 is 25%.

On August 5, 2013, the Law for Change of National Priorities (Legislative Amendments for Achieving the Budgetary Goals for 2013-2014), 2013 was published in Reshumot (the Israeli government official gazette), enacting, among other things, the following raising the corporate tax rate beginning in 2014 and thereafter to 26.5% (instead of 25%).

As of August 31, 2013, the Subsidiary has an accumulated tax loss carryforward of approximately $7,663,790 (as of August 31, 2012, approximately $5,905,361).

 Deferred income taxes:

	August 31
	2013	2012
In respect of:
Net operating loss carryforward	3,992,737	3,190,152
Research and development expenses	338,908	18,008
Less - Valuation allowance	(4,331,645)	(3,208,160)
Net deferred tax assets	-,-	-,-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a full valuation allowance.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 15 - TAXES ON INCOME (continued):

c.	Loss before taxes on income and income taxes included in the income statements of operations:

			Period from April
			12, 2002
			(inception)
	Year ended		through
	August 31		August 31,
	2013	2012	2013
Loss before taxes on income:
U.S.	1,185,831	599,067	9,626,374
Outside U.S.	3,251,044	2,655,193	12,461,502
	$4,436,874	$3,254,260	$22,087,875
Income tax expenses (benefit):
Current:
U.S.	(12,960)	(7,569)	67,392
Outside U.S.	(192,102)	97,787	108,440
	$(205,062)	$90,218	$175,832

d.	Reconciliation of the statutory tax benefit to effective tax expense

Following is a reconciliation of the theoretical tax expense, assuming all income is taxed at the regular tax rates applicable to companies in the United States, and the actual tax expense:

			Period from April
			12, 2002
			(inception)
	Year ended		through
	August 31		August 31,
	2013	2012	2013
Loss before income taxes as reported in
the consolidated statement of operations	$(4,436,874)	$(3,254,260)	$(22,087,875)
Statutory tax benefit	(1,522,906)	(1,138,991)	(7,700,757)
Increase (decrease) in income taxes
resulting from:
Change in the balance of the valuation
allowance for deferred tax	902,509	516,749	3,573,334
Disallowable deductions	374,059	120,156	2,617,605
Increase in taxes resulting from
different tax rates applicable to the
Subsidiary	276,338	502,086	1,588,322
Uncertain tax position	(205,062)	90,218	23,210
Taxes on income for the reported year	$(205,062)	$90,218	$35,714

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 15 - TAXES ON INCOME (continued):

e.	Uncertainty in Income Taxes

ASC No.740 "Income Taxes" requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect the operating results of the Company. The Company recognizes interest and penalties related to its tax contingencies as income tax expense. As of August 31, 2013 and 2012, the Company recorded zero and $15,539, respectively, of penalties related to tax contingencies.

The following table summarizes the activity of the Company unrecognized tax benefits:

	Year ended August 31
	2013	2012
Balance at Beginning of Year	$228,272	$138,054
Increase (decrease) in uncertain tax positions for the current year	(205,062)	90,218
Balance at End of Year	$23,210	$228,272

The decrease in uncertain tax positions for the year ended August 31, 2013, is a result of the expiration of the statute of limitations with respect to the 2008 tax year of the Subsidiary.

The Company does not expect unrecognized tax expenses to change significantly over the next 12 months.

The Company is  subject to  U.S. Federal income tax examinations for the tax years of 2008 through 2013.

The Subsidiary is subject to Israeli income tax examinations for the tax years of 2009 through 2013.

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 16 - RELATED PARTIES - TRANSACTIONS:

a.	During each of the fiscal years of 2013 and 2012 the Company paid to directors $39,361 and $30,000, respectively, for managerial services.

b.	As to the agreements with Hadasit, see note 8a.

c.
On July 1, 2008, the Subsidiary entered into a consulting agreement with KNRY Ltd. (“KNRY”), an Israeli company owned by Nadav Kidron, whereby Mr. Nadav Kidron, through KNRY, will provide services as President and Chief Executive Officer of both Oramed and the Subsidiary (the “Nadav Kidron Consulting Agreement”).  Additionally, on July 1, 2008, the Subsidiary entered into a consulting agreement with KNRY whereby Dr. Miriam Kidron, through KNRY, will provide services as Chief Medical and Technology Officer of both Oramed and the Subsidiary (the “Miriam Kidron Consulting Agreement” and together with the Nadav Kidron Consulting Agreement, the “Consulting Agreements”).  The Consulting Agreements replaced the employment agreements entered into between the Company and KNRY, dated as of August 1, 2007, pursuant to which Nadav Kidron and Miriam Kidron, respectively, provided services to the Company and the Subsidiary. The Consulting Agreements are both terminable by either party upon 60 days prior written notice.  The Consulting Agreements provide that KNRY (i) will be paid, under each of the Consulting Agreements, in NIS a gross amount of NIS 50,400 per month (as of August 31, 2012 the monthly payment in the Company's functional currency was $12,512) and (ii) will be reimbursed for reasonable expenses incurred in connection with performance of the Consulting Agreements.

On July 17, 2013, the Subsidiary entered into amendments to the Consulting Agreements with KNRY, according to which, Nadav Kidron's annual payment was set at $250,000, and in addition to such payment he will be granted the use of a company car and a one time cash bonus of $60,000, and Miriam Kidron’s annual payment was set at $200,000, and in addition to such payment she was granted the use of a company car and a one time cash bonus of $20,000, both effective July 1, 2013.

d.	As to options granted to related parties, see notes 10a and 10f.

e.	Balances with related parties:

	August 31
	2013	2012
Accounts Receivable - KNRY	$1,377	$404
Accounts Receivable – Nadav Kidron*	$3,153	-
Accounts payable and accrued expenses - KNRY	$64,355	-

* Down payment for travel expenses.

f.	Expenses to related parties:

	August 31
	2013	2012
KNRY	$448,080	$318,271

ORAMED PHARMACEUTICALS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 17 - SUBSEQUENT EVENTS:

a.
During  October  and November  2013, the Subsidiary sold in aggregate of 1,025,991 of the D.N.A shares for a total of $43,208. As of November 25, 2013, the Group owns approximately 10.6% of D.N.A’s outstanding ordinary shares.

b.	In November 2013, the Company issued 10,000 shares to an advisor. See also note 8h.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)                                 Exhibits

3.1*	Composite Copy of Certificate of Incorporation, as amended as of January 22, 2013 and corrected February 8, 2013.

3.2	Amended and Restated By-laws (incorporated by reference from our current report on Form 8-K filed February 1, 2013).

4.1	Specimen Common Stock Certificate (incorporated by reference from our registration statement on Form S-1 filed February 1, 2013).

4.2
Common Stock Purchase Warrant issued to Attara Fund, Ltd. on January 10, 2011, and transferred to Regals Fund LP on March 11, 2012 (incorporated by reference from our quarterly report on Form 10-Q filed January 13, 2011).

4.3
Amendment No. 1, dated August 28, 2012, to Common Stock Purchase Warrant transferred to Regals Fund LP on March 11, 2012 (incorporated by reference from our annual report on Form 10-K/A filed December 21, 2012).

4.4
Amendment No. 2, dated November 13, 2012, to Common Stock Purchase Warrant transferred to Regals Fund LP on March 11, 2012 (incorporated by reference from our quarterly report on Form 10-Q/A filed December 27, 2012).

4.5
Amendment No. 3, dated November 29, 2012, to Common Stock Purchase Warrant transferred to Regals Fund LP on March 11, 2012 (incorporated by reference from our registration statement on Form S-1 filed February 1, 2013).

4.6	Form of Common Stock Purchase Warrant used in 2010-2011 private placement (incorporated by reference from our registration statement on Form S-1 filed March 24, 2011).

4.7	Form of Common Stock Purchase Warrant used in 2012 private placements (incorporated by reference from our annual report on Form 10-K filed December 12, 2012).

4.8	Form of Common Stock Purchase Warrant issued to Regals Fund LP (incorporated by reference from our annual report on Form 10-K/A filed December 21, 2012).

4.9	Amendment No. 1 to Form of Common Stock Purchase Warrant issued to Regals Fund LP (incorporated by reference from our registration statement on Form S-1 filed February 1, 2013).

4.10	Common Stock Purchase Warrant issued to Regals Fund LP on November 29, 2012 (incorporated by reference from our quarterly report on Form 10-Q/A filed December 27, 2012)

4.11	Option of Oramed Pharmaceuticals Inc. issued to Dr. Miriam Kidron on August 14, 2007 (incorporated by reference from our registration statement on Form S-8 filed December 22, 2009).

4.12
Amendment No. 1, dated August 28, 2012, to Option of Oramed Pharmaceuticals Inc. issued to Dr. Miriam Kidron on August 14, 2007 (incorporated by reference from our registration statement on Form S-1 filed February 1, 2013).

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

10.6+
Clinical Trial Agreement dated September 11, 2011, between Oramed Ltd., Hadasit Medical Research Services and Development Ltd., Miriam Kidron and Daniel Schurr (incorporated by reference from our annual report on Form 10-K/A filed December 21, 2012).

10.7+
Clinical Trial Agreement dated July 8, 2009, between Oramed Ltd., Hadasit Medical Research Services and Development Ltd., Miriam Kidron and Itamar Raz (incorporated by reference from our current report on Form 8-K filed July 9, 2009).

10.8
Agreement dated January 7, 2009, between Oramed Pharmaceuticals Inc. and Hadasit Medical Research Services and Development Ltd. (incorporated by reference from our current report on Form 8-K filed January 7, 2009).

10.9
Joint Venture Agreement dated June 1, 2010, between Oramed Ltd. and LASER Detect Systems Ltd (now known as D.N.A Biomedical Solutions Ltd.) (incorporated by reference from our quarterly report on Form 10-Q filed July 14, 2010).

10.10	Manufacturing and Supply Agreement dated July 5, 2010, between Oramed Ltd. and Sanofi-Aventis Deutschland GMBH (incorporated by reference from our current report on Form 8-K filed July 14, 2010).

10.11
Securities Purchase Agreement between Oramed Pharmaceuticals Inc. and Attara Fund, Ltd., dated as of December 21, 2010 (incorporated by reference from our quarterly report on Form 10-Q filed January 13, 2011).

10.12	Share Purchase Agreement dated February 22, 2011, between Oramed Ltd. and D.N.A Biomedical Solutions Ltd. (incorporated by reference from our registration statement on Form S-1 filed March 24, 2011).

10.13	Patent Transfer Agreement dated February 22, 2011, between Oramed Ltd. and Entera Bio Ltd. (incorporated by reference from our registration statement on Form S-1 filed March 24, 2011).

10.14	Form of Securities Purchase Agreement used in 2010-2011 private placement (incorporated by reference from our registration statement on Form S-1 filed March 24, 2011).

10.15+
Form of Indemnification Agreements dated March 11, 2011, between Oramed Pharmaceuticals Inc. and each of our directors and officers (incorporated by reference from our definitive proxy statement on Schedule 14A filed on January 31, 2011).

10.16+	Agreement dated June 21, 2011, with Dr. Michael Berelowitz (incorporated by reference from our current report on Form 8-K filed June 22, 2011).

10.17	Form of Securities Purchase Agreement used in 2012 private placements (incorporated by reference from our annual report on Form 10-K/A filed December 21, 2012).

10.18	Form of Securities Purchase Agreement used in 2012 private placement with Regals Fund LP. (incorporated by reference from our annual report on Form 10-K/A filed December 21, 2012).

10.19	Master Services Agreement dated September 27, 2012, between Oramed Ltd. and Medpace, Inc. (incorporated by reference from our annual report on Form 10-K filed December 12, 2012).

10.20
MEDPACE Task Order Number: 1 dated September 27, 2012, between Oramed Ltd. and Medpace, Inc. (portions of this exhibit have been omitted pursuant to an order granting confidential treatment provided by the SEC on January 8, 2013) (incorporated by reference from our annual report on Form 10-K filed December 12, 2012).

10.21
Securities Purchase Agreement dated October 30, 2012, between Oramed Pharmaceuticals Inc. and D.N.A Biomedical Solutions Ltd. (incorporated by reference from our annual report on Form 10-K/A filed December 21, 2012).

10.22	Letter Agreement, dated as of November 29, 2012, between Oramed Pharmaceuticals Inc. and Regals Fund LP. (incorporated by reference from our registration statement on Form S-1 filed February 1, 2013).

10.23+	Employment Agreement, dated April 14, 2013, between Oramed Ltd. and Joshua Hexter (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed April 16, 2013).

10.24	Form of Securities Purchase Agreement used in 2013 registered direct offering (incorporated by reference from our current report on Form 8-K filed July 10, 2013).

21.1*	Subsidiary.

23.1*	Consent of Kesselman & Kesselman, Independent Registered Public Accounting Firm.

23.2*	Consent of MaloneBailey, LLP (formerly, Malone & Bailey, PC), Independent Registered Public Accounting Firm.

31.1*	Certification Statement of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification Statement of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification Statement of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification Statement of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.1**The following financial statements from the Company’s annual report on Form 10-K for the year ended August 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv)  Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

____________________

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORAMED PHARMACEUTICALS INC. /s/ NADAV KIDRON Nadav Kidron, President and Chief Executive Officer Date: November 26, 2013

 Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ NADAV KIDRON	November 26, 2013
Nadav Kidron,
President and Chief Executive Officer and Director
(principal executive officer)

/s/ YIFAT ZOMMER	November 26, 2013
Yifat Zommer,
Chief Financial Officer
(principal financial and accounting officer)

/s/ MIRIAM KIDRON	November 26, 2013
Miriam Kidron,
Chief Medical and Technology Officer and Director

/s/ LEONARD SANK	November 26, 2013
Leonard Sank,
Director

Harold Jacob,
Director

/s/ MICHAEL BERELOWITZ	November 26, 2013
Michael Berelowitz,
Director

/s/ GERALD OSTROV	November 26, 2013
Gerald Ostrov,
Director