Form 10-Q
period 2013-11-30
ORAMED PHARMACEUTICALS INC.
filed 2014-01-14
CIK 1176309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number: 000-50298

ORAMED PHARMACEUTICALS INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0376008
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Hi-Tech Park 2/4 Givat Ram PO Box 39098 Jerusalem, Israel	91390
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐   No ☒

As of January 13, 2014 there were 9,745,166 shares of the issuer’s common stock, $0.012 par value per share, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and the “Company” mean Oramed Pharmaceuticals Inc. and our wholly-owned Israeli subsidiary, Oramed Ltd., unless otherwise indicated.  All dollar amounts refer to U.S. Dollars unless otherwise indicated.

On November 30, 2013, the exchange rate between the NIS and the dollar, as quoted by the Bank of Israel, was NIS 3.523 to $1.00. Unless indicated otherwise by the context, statements in this Quarterly Report on Form 10-Q that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.
 (A development stage company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2013

ORAMED PHARMACEUTICALS INC.
 (A development stage company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2013

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
U.S. dollars

	November 30,	August 31,
	2013	2013
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$1,370,753	$2,272,228
Short term deposits	5,459,254	5,246,627
Marketable securities	962,392	956,376
Restricted cash	16,000	16,000
Prepaid expenses and other current assets	172,917	90,103
Related parties	5,097	4,530
Grants receivable from the chief scientist	-	58,412
T o t a l current assets	7,986,413	8,644,276

LONG TERM DEPOSITS AND INVESTMENT	4,593	4,593
AMOUNTS FUNDED IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	5,830	5,545
PROPERTY AND EQUIPMENT, NET	8,792	5,768
T o t a l assets	$8,005,628	$8,660,182

Liabilities and stockholders' equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$621,274	$450,941
Account payable with former shareholder	47,252	47,252
T o t a l current liabilities	668,526	498,193

LONG TERM LIABILITIES:
Employee rights upon retirement	8,678	8,004
Provision for uncertain tax position	23,210	23,210
	31,888	31,214
COMMITMENTS (note 2)

STOCKHOLDERS' EQUITY:
Common stock, $ 0.012 par value (16,666,667 authorized shares; 7,947,872 and 7,937,872 shares issued and outstanding as of November 30, 2013 and August 31, 2013, respectively)	95,358	95,238
Accumulated other comprehensive income	334,173	303,403
Additional paid-in capital	30,123,592	29,855,723
Deficit accumulated during the development stage	(23,247,909)	(22,123,589)
T o t a l stockholders' equity	7,305,214	8,130,775
T o t a l liabilities and stockholders' equity	$8,005,628	$8,660,182

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (INCOME)
(UNAUDITED)
U.S. dollars

			Period
			from April
			12, 2002
			(inception)
	Three months ended		through
	November 30,	November 30,	November 30,
	2013	2012	2013

RESEARCH AND DEVELOPMENT EXPENSES, NET	$750,510	$392,626	$12,554,998
IMPAIRMENT OF INVESTMENT	-	-	434,876
GENERAL AND ADMINISTRATIVE EXPENSES	417,727	339,213	10,611,403
OPERATING LOSS	1,168,237	731,839	23,601,277
FINANCIAL INCOME	(46,123)	(72,244)	(433,776)
GAIN ON SALE OF INVESTMENT	-	-	(1,033,004)
IMPAIRMENT OF AVAILABLE- FOR-SALE SECURITIES	-	-	381,666
FINANCIAL EXPENSE	2,206	299,158	696,032
LOSS BEFORE TAXES ON INCOME	1,124,320	958,753	23,212,195
TAXES ON INCOME	-	-	35,714
NET LOSS FOR THE PERIOD	$1,124,320	$958,753	$23,247,909

SUBSEQUENT INCREASE IN THE FAIR VALUE OF AVAILABLE FOR SALE SECURITIES PREVIOUSLY WRITTEN DOWN AS IMPAIRED	(5,322)	(117,347)	(136,167)
RECLASSIFICATION ADJUSTMENT TO FINANCIAL INCOME OF GAINS ON AVAILABLE-FOR-SALE SECURITIES	18,454	-	108,824
UNREALIZED GAIN ON AVAILABLE FOR SALE SECURITIES	(43,902)	(118,521)	(306,830)
TOTAL OTHER COMPREHENSIVE INCOME	(30,770)	(235,868)	(334,173)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	$1,093,550	$722,885	$22,913,736

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.14	$0.14

WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED IN COMPUTING BASIC AND DILUTED LOSS PER COMMON STOCK*	7,941,059	6,826,896

*	See note 1a(3).

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

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
U.S. dollars

					Deficit
				Accumulated	accumulated
			Additional	other	during the	Total
	Common Stock		paid-in	Comprehensive	development	stockholders'
	Shares*	$	capital	Income	stage	equity
BALANCE AS OF AUGUST 31, 2012	6,674,068	$80,075	$21,589,715	-	$(17,891,777)	$3,778,013
SHARES AND WARRANTS ISSUED FOR CASH, NET**	349,396	4,192	1,418,400	-	-	1,422,592
SHARES ISSUED FOR CASH, NET	658,144	7,897	4,230,992	-	-	4,238,889
SHARES ISSUED FOR MARKETABLE SECURITIES	199,172	2,390	626,240	-	-	628,630
SHARES ISSUED FOR SERVICES	33,709	404	244,053	-	-	244,457
EXCHANGE OF WARRANTS	-	-	917,809	-	-	917,809
EXERCISE OF WARRANTS AND OPTIONS	23,383	280	109,295	-	-	109,575
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS	-	-	562,966	-	-	562,966
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS	-	-	156,253	-	-	156,253
NET LOSS	-	-	-	-	(4,231,812)	(4,231,812)
OTHER COMPREHENSIVE INCOME	-	-	-	303,403	-	303,403
BALANCE AS OF AUGUST 31, 2013	7,937,872	$95,238	$29,855,723	$303,403	$(22,123,589)	$8,130,775
SHARES ISSUED FOR SERVICES ***	10,000	120	64,280	-	-	64,400
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS	-	-	200,858	-	-	200,858
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS	-	-	2,731	-	-	2,731
NET LOSS	-	-	-	-	(1,124,320)	(1,124,320)
OTHER COMPREHENSIVE INCOME	-	-	-	30,770	-	30,770
BALANCE AS OF NOVEMBER 30, 2013	7,947,872	$95,358	$30,123,592	334,173	$(23,247,909)	$7,305,214

*	See note 1a(3).

**	Including 13,872 shares issued as finders' fee.

***	See note 5.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
U.S. dollars

	Three months ended		Period from April 12, 2002 (inception date) through
	November 30,		November 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,124,320)	$(958,753)	$(23,247,909)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,871	2,271	128,094
Amortization of debt discount	-	-	108,000
Exchange differences	(21,832)	18,782	28,384
Stock based compensation	203,589	218,208	5,894,095
Common Stock issued for services	64,400	-	1,464,813
Gain on sale of investment	(18,454)	-	(1,102,161)
Impairment of investment	-	-	434,876
Impairment of available for sale security	-	-	381,666
Imputed interest	-	-	23,559
Exchange of warrants	-	296,982	296,982
Changes in fair value of warrant liabilities	-	(44,699)	98,005
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(24,969)	(20,962)	(188,222)
Restricted cash	-	-	(16,000)
Accounts payable and accrued expenses	170,333	(309,870)	621,274
Liability of employee rights upon retirement	674	5,215	21,905
Provision for uncertain tax position	-	-	23,210
Total net cash used in operating activities	(748,708)	(792,826)	(15,029,429)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,895)	-	(136,886)
Purchase of short-term deposits	(4,300,000)	-	(16,050,363)
Proceeds from sale of Short term deposits	4,100,000	454,381	10,582,011
Proceeds from sale of investment and marketable securities	43,208	-	719,879
Funds in respect of employee rights upon retirement	(500)	(154)	(9,485)
Lease deposits, net	-	-	(2,615)
Total net cash provided (used in) investing activities	(162,187)	454,227	(4,897,459)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and warrants - net of issuance expenses	-	1,458,436	20,859,553
Proceeds from exercise of warrants and options			109,575
Receipts on account of shares issuances	-	-	6,061
Proceeds from convertible notes	-	-	275,000
Proceeds from short term note payable	-	-	120,000
Payments of short term note payable	-	-	(120,000)
Shareholder advances	-	-	66,243
Net cash provided by financing activities	-	1,458,436	21,316,432
EFFECT OF EXCHANGE RATE CHANGES ON CASH	9,420	(19,502)	(18,791)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(901,475)	1,100,335	$1,370,753
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,272,228	4,430,740	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,370,753	$5,531,075	$1,370,753
Non cash investing and financing activities:
Shares and warrants issued as offering costs	-	-	$77,779
Contribution to paid in capital	-	-	$18,991
Discount on convertible note related to beneficial conversion feature	-	-	$108,000
Exchange of warrants	-	$917,809	$917,809
Shares issued for marketable securities	-	$628,630	$628,630

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

a.	General:

1)	Incorporation and operations

Oramed Pharmaceuticals Inc. (the “Company”) was incorporated on April 12, 2002, under the laws of the State of Nevada. From incorporation until March 3, 2006, the Company was an exploration stage company engaged in the acquisition and exploration of mineral properties. On February 17, 2006, the Company entered into an agreement with Hadasit Medical Services and Development Ltd (“Hadasit”) to acquire the provisional patent related to orally ingestible insulin capsule to be used for the treatment of individuals with diabetes. In subsequent periods, the Company entered into additional development agreements with Hadasit, the most recent of which was signed on September 11, 2011, see also note 2a.

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

In March 2011, the Subsidiary sold shares of its investee company, Entera Bio Ltd ("Entera") to D.N.A Biomedical Solutions Ltd ("D.N.A"), other than a 3% interest, which is accounted for as a cost method investment (amounting to $1,027 as of the end of the period). In consideration for the shares sold to D.N.A, the Company received a promissory note issued by D.N.A in the principal amount of $450,000, with an annual interest rate of 0.45%, that was paid in full in November 2011, and 8,404,667 ordinary shares of D.N.A, see also note 4.

As part of this agreement, the Subsidiary entered into a patent transfer agreement according to which, the Subsidiary assigned to Entera all of its right, title and interest in and to the patent application that it has licensed to Entera since August 2010.  Under this agreement, the Subsidiary is entitled to receive from Entera royalties of 3% of Entera's net revenues (as defined in the agreement) and a license back of that patent application for use in respect of diabetes and influenza. As of November 30, 2013, Entera had not yet realized any revenues and had not paid any royalties to the Subsidiary.

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

Based on its current cash resources and commitments as of November 30, 2013, the Company believes it will be able to maintain its current planned development activities and the corresponding level of expenditures for at least the next 12 months and beyond. If there are unexpected increases in general and administrative expenses or research and development expenses, the Company may need to seek additional financing during the next 12 months. See also note 6a, with respect to the Company's offering in December 2013.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

b.	Newly issued and recently adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, ASU 2013-02 requires presentation, either on the face of the income statement or in the notes, of significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income, but only if the amounts reclassified are required to be reclassified in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about these amounts. The amendments in ASU 2013-02 will be effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. The Company adopted ASU 2013-02 in the first quarter of fiscal year 2014. The adoption of ASU 2013-02 does not have any material effect on the consolidated financial statement presentation.

c.	Condensed Consolidated Financial Statements Preparation

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (the “2013 Form 10-K”). These condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair statement of the results of the periods presented. Certain information and disclosures normally included in annual consolidated financial statements have been omitted in this interim period report pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by U.S. GAAP for annual financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the 2013 Form 10-K. The results for interim periods are not necessarily indicative of a full fiscal year’s results.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - COMMITMENTS:

a.
On September 11, 2011, the Subsidiary entered into an agreement with Hadasit, Dr. Miriam Kidron and Dr. Daniel Schurr (the “Agreement”), to retain consulting and clinical trial services. According to the Agreement, Hadasit will be entitled to a consideration of $200,000 to be paid by the Company in accordance with the actual progress of the studies, $75,000 of which were paid and recognized through November 30, 2013. See also note 1a(1).

b.
On July 5, 2010, the Subsidiary of the Company entered into a Manufacturing Supply Agreement (“MSA”) with Sanofi-Aventis Deutschland GMBH (“Sanofi”). According to the MSA, Sanofi will supply the subsidiary with specified quantities of recombinant human insulin to be used for clinical trials in the United States.

c.
On February 15, 2011, the Subsidiary entered into a consulting agreement with a third party (the "Consultant”) for a period of five years, pursuant to which the Consultant will provide consultation on scientific and clinical matters. The Consultant is entitled to a fixed monthly fee of $8,000, royalties of 8% of the net royalties actually received by the Subsidiary in respect of the patent that was sold to Entera on March 31, 2011 (see note 1a(1)) and an option to purchase up to 20,834 shares of the Company at an exercise price of $6.00 per share. The option vests in five annual installments commencing February 16, 2012 and expires on February 16, 2021. The initial fair value of the option on the date of grant was $62,185, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 78.65%; risk-free interest rates of 3.62%; and the remaining expected term of 10 years. The fair value of the option as of November 30, 2013 was $118,483, using the following assumptions: dividend yield of 0% and expected term of 7.21 years; expected volatility of 75.78%; and risk-free interest rate of 2.10%. The fair value of the option granted is remeasured at each balance sheet reporting date and is recognized over the related service period using the straight-line method.

d.	On March 18, 2012, the Subsidiary entered into a lease agreement for its facilities in Israel. The lease agreement was for a period of 57 months commencing January 1, 2012.

On April 28, 2013, the Subsidiary entered into a new lease agreement for its office facilities in Israel, which replaced the lease agreement from 2012. The new lease agreement is for a period of 36 months commencing November 4, 2013. The annual lease payment will be NIS 89,052 from 2014-2016, and will be linked to the increase in the Israeli consumer price index (as of November 30, 2013, the future annual lease payments under the new agreement will be $25,227, based on the exchange rate as of November 30, 2013).

The lease expenses for the three month period ended November 30, 2013 were approximately $3,920.

As security for its obligation under this lease agreement the Company provided a bank guarantee in an amount equal to three monthly lease payments.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 2 - COMMITMENTS (continued):

e.
On April 15, 2013, the Company entered into a consulting agreement with a third party advisor for a period of twelve months, pursuant to which such advisor will provide investor relations services and is entitled to receive a monthly cash fee and 15,000 shares of the Company issued in three equal installments, on each of May 1, 2013, August 1, 2013 and November 15, 2013. On July 11 and November 4, 2013 the Company issued to such advisor 5,000 and 10,000 shares, respectively. The fair value of the shares at these dates was $34,900 and 64,400, respectively. See also note 5.

f.
On April 29, 2013, the Subsidiary entered into a Clinical Research Organization Service Agreement with a third party, to retain it as a CRO, for its Phase 2a clinical trial for an oral insulin capsule. As consideration for its services, the subsidiary will pay the CRO a total amount of approximately $332,702 that will be paid during the term of the engagement and based on achievement of certain milestones, $196,304 of which were paid and $282,807 were recognized through November 30, 2013.

g.
On July 23, 2013, the Subsidiary entered into a Master Service Agreement with a vendor for the process development and production of one of its oral capsule ingredients in the amount of $102,280, of which $30,684 were paid and recognized through November 30, 2013.

h.	Grants from Bio-Jerusalem

The Subsidiary is committed to pay royalties to the Bio-Jerusalem fund on proceeds from future sales at a rate of 4% and up to 100% of the amount of the grant received by the Company (Israeli CPI linked) at the total amount of $65,053.  As of November 30, 2013, the Subsidiary had not yet realized any revenues and did not incur any royalty liability.

During the three month period ended November 30, 2013, the Company received no grants from the Bio-Jerusalem fund. For the period from inception on April 12, 2002 through November 30, 2013, the research and development expenses are presented net of Bio-Jerusalem grants, in the total amount of $65,053.

i.	Grants from the Chief Scientist Office ("OCS")

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

On November 30, 2013, the Subsidiary had not yet realized any revenues from the said project and did not incur any royalty liability. The total amount that was actually received through November 30, 2013 is $1,783,994.

For the three month period ended November 30, 2013, the research and development expenses are presented net of OCS and Bio-Jerusalem fund grants, in the total amount of $66,457.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – FAIR VALUE:

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

As of November 30, 2013 and August 31, 2013 the assets or liabilities measured at fair value were comprised of available for sale securities (level 1), see also note 4.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.

As of November 30, 2013, the carrying amount of cash and cash equivalents, short term deposits, accounts receivable, other current assets and accounts payables and accrued expenses approximates their fair values due to the short-term maturities of these instruments.

The fair value of long-term deposits also approximates their carrying value, since they bear interest at rates close to the prevailing market rates. The amounts funded in respect of employee rights are stated at cash surrender value which approximates its fair value.

In order to secure the fulfillment of the Company’s obligations under credit cards, the Company has placed a restricted deposit with the bank in an amount of $16,000.

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

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – MARKETABLE SECURITIES:

During the reporting period, marketable securities consisted wholly of equity securities of D.N.A.

During October and November 2013, the Subsidiary sold in aggregate 1,025,989 of the D.N.A shares for a total of $43,208.
As of November 30, 2013, the Group owns approximately 10.6% of D.N.A’s outstanding ordinary shares.

The cost of the securities sold and the amount reclassified out of accumulated other comprehensive income into financial income (amounting to $18,454 during the three month period ended November 30, 2013), were determined by specific identification.

The shares are traded on the TASE and have a quoted price. The fair value of those securities is measured at the quoted prices of the securities on the measurement date.

As of November 30, 2013 and August 31, 2013 the available for sale securities are classified as level 1 as described in the table below:

Level 1
Marketable securities:
November 30, 2013	$962,392
August 31, 2013	$956,376

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

NOTE 5 - STOCK HOLDERS’ EQUITY:

As described in note 2e, on November 4, 2013, the Company issued 10,000 shares of its common stock to an advisor as remuneration for services rendered. The total fair value of the shares at the date of grant was $64,400.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - SUBSEQUENT EVENTS

a.
On December 24, 2013, the Company entered into a Placement Agency Agreement with Aegis Capital Corp. (the "Placement Agent"), pursuant to which the Placement Agent agreed to use their reasonable best efforts to arrange for the sale of up to 1,580,000 shares of the Company’s common stock.  In connection therewith, on December 24, 2013, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell an aggregate of 1,580,000 shares of common stock, at a price of $10.00 per share, to two institutional investors in a registered direct offering (the "Offering"). The Company had received all funds and issued all shares of common stock in connection with the Offering as of December 30, 2013. The net proceeds to the Company from the Offering were approximately $14,890,000, after deducting Placement Agent's commissions and estimated offering expenses of the Company.

b.
During January 2014, the Subsidiary sold in aggregate 600,000 of the D.N.A shares for a total of $36,747. As of January 9, 2014, the Group owns approximately 10.3% of D.N.A’s outstanding ordinary shares.

c.	During January 2014, 217,294 warrants were exercised for cash and resulted in the issuance of 217,294 shares of common stock. The cash consideration received for exercise of warrants was $1,303,764.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013, or our Annual Report, as filed with the Securities and Exchange Commission, or the SEC, on November 27, 2013, as well as those discussed elsewhere in our Annual Report and in this Quarterly Report on Form 10-Q.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report on Form 10-Q which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Overview of Operations

We are a pharmaceutical company currently engaged in the research and development of innovative pharmaceutical solutions, including an oral insulin capsule to be used for the treatment of individuals with diabetes, and the use of orally ingestible capsules or pills for delivery of other polypeptides.

Recent business developments and financing activities

In September 2013, we submitted a pre-Investigational New Drug, or pre-IND, package to the U.S. Food and Drug Administration, or FDA, for ORMD-0901, our oral exenatide capsule, for a Phase 2 clinical trial on healthy volunteers and type 2 diabetic patients.  We expect to begin a non-U.S. based Phase 1a trial and IND-enabling studies in 2014.

During the months September through December 2013, we received allowance for a patent entitled "Methods and Compositions for Oral Administrations of Proteins," from the Australian, Chinese, Israeli, Russian, Canadian, Japanese and European Patent Offices.

In December 2013, we received allowance for a patent entitled "Methods and Compositions for Oral Administration of Exenatide," from the Israeli Patent Office.

In December 2013, we completed and reported successful results in a non-U.S. clinical trial testing the pharmacokinetic dose response of our orally ingestible insulin capsule in type 1 diabetes patients.

In December 2012, we filed an Investigational New Drug, or IND, application with the FDA to begin a Phase 2 clinical trial of our oral insulin capsule, in order to evaluate the safety, tolerability and efficacy of our oral insulin capsule on type 2 diabetic volunteers.  We have been communicating with the FDA regarding such IND application, and, according to the FDA’s request, conducted a Phase 2a sub study before we may proceed with the Phase 2b clinical trial. The Phase 2a sub study, which is an in-patient study with 30 individuals that began in July 2013, was completed in December 2013.  We expect to begin the Phase 2b clinical trial in the third quarter of calendar year 2014.

In December 2013, we entered into a Placement Agency Agreement with Aegis Capital Corp., or Aegis, pursuant to which Aegis agreed to use their reasonable best efforts to arrange for the sale of up to 1,580,000 shares of our common stock.  In connection therewith, on December 30, 2013, we also entered into a Securities Purchase Agreement, pursuant to which we agreed to sell an aggregate of 1,580,000 shares of common stock, at a price of $10.00 per share, to two institutional investors in a registered direct offering, or the Offering. We received all funds and issued all shares of common stock in connection with the Offering in December 2013. Our aggregate net proceeds from the offering were approximately $14,890,000, after deducting Placement Agents' commissions and estimated offering expenses.

Results of Operations

Comparison of three month periods ended November 30, 2013 and 2012

The following table summarizes certain statements of operations data for the Company for the three month periods ended November 30, 2013 and 2012:

	Three months ended
Operations Data:	November 30,
	2013	2012

Research and development expenses, net	$750,510	$392,626
General and administrative expenses	417,727	339,213
Financial expense (income), net	(43,917)	226,914
Net loss for the period	$1,124,320	$958,753
Loss per common share – basic and diluted	$(0.14)	$(0.14)
Weighted average common shares outstanding	7,941,059	6,826,896

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

During the three months ended November 30, 2013, research and development expenses totaled $750,510, compared to $392,626 for the three months ended November 30, 2012. The increase is mainly attributable to the progress in Phase 2a clinical trials as well as to the increase in stock based compensation costs, which during the three months ended November 30, 2013 totaled $177,830, as compared to $78,438 during the three months ended November 30, 2012.

Government grants

In May 2013, Oramed Ltd. was granted a fourth grant amounting to a total net amount of NIS 975,000 (approximately $265,000) from the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of Israel, or OCS, which was designated for research and development expenses for the period of January 2013 to December 2013. We used the funds to support further research and development and clinical studies of our oral insulin capsule and oral GLP-1 analog.

In the three months ended November 30, 2013, we recognized research and development grants in an amount of $66,547, and in the three months ended November 30, 2012, we recognized research and development grants in an amount of $22,378.  As of November 30, 2013, we had no contingent liabilities to the OCS.

General and administrative expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, traveling, business development costs, insurance expenses and other general costs.

For the three months ended November 30, 2013, general and administrative expenses totaled $417,727 compared to $339,213 for the three months ended November 30, 2012. The increase in costs incurred related to general and administrative activities during the three months ended November 30, 2013 reflects an increase in costs relating to public relations expenses. During the three months ended November 30, 2013, as part of our general and administrative expenses, we incurred $25,759 related to stock options granted to employees and consultants, as compared to $139,770 during the three months ended November 30, 2012.

Financial (income) expense, net

Net financial expense decreased from net expense of $226,914 for the three months ended November 30, 2012 to net income of $43,917 for the November 30, 2013. The decrease is mainly due to the decrease of warrant liabilities attributable to warrants held by Regals Fund LP and corresponding increase in stockholders’ equity on November 29, 2012, as a result of the removal of the anti-dilution provisions of the warrants, which resulted in a cost of $296,982, and from an increase in interest income on available cash and cash equivalents primarily due to the increase in cash and cash equivalents balance that resulted from a public offering completed in July 2013.

Other comprehensive income

Subsequent increase in the fair value of available for sale securities previously written down as impaired for the three months ended November 30, 2013 of $5,322 resulted from the increase in fair value of the ordinary shares of D.N.A Biomedical Solutions Ltd ("D.N.A") that we hold. Reclassification adjustments for gains included in net loss for the three months ended November 30, 2013 of $18,454, resulted from the sale of 1,025,989 of our D.N.A ordinary shares in October and November 2013. Unrealized gains on available for sale securities for the three months ended November 30, 2013 of $43,902, resulted from the increase in fair value of our D.N.A ordinary shares.

Liquidity and capital resources

From inception through November 30, 2013, we have incurred losses in an aggregate amount of $23,247,909. During that period we have financed our operations through several private placements of our common stock, as well as a public offering of our common stock in July 2013, raising a total of $20,859,553, net of transaction costs. In December 2013 we raised approximately $14,890,000, net of transactions costs, in additional public offering.  We will seek to obtain additional financing through similar sources in the future as needed. As of November 30, 2013, we had $1,370,753 of available cash, $5,459,254 of short term bank deposits and $962,392 of marketable securities. Marketable securities are presented at fair value and their realization is subject to certain limitations if sold through the market, and we are therefore exposed to market risk. There is no assurance that at the time of sale of the marketable securities the price per share will be the same or higher, nor that we will be able to sell all of the securities at once given the volume of securities we hold. We anticipate that we will require approximately $8.1 million to finance our activities during the 12 months following November 30, 2013.

Management continues to evaluate various financing alternatives for funding future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing stockholders, future public offerings, and additional funding from the OCS.

During the three month period ended November 30, 2013, cash and cash equivalents decreased to $1,370,753 from the $2,272,228 reported as of August 31, 2013, which is due to the reasons described below.

Operating activities used cash of $748,708 in the three months ended November 30, 2013, as compared to $792,826 used in the three months November 30, 2012. Cash used for operating activities in the three months ended November 30, 2013 primarily consisted of net loss resulting from research and development and general and administrative expenses, partially offset by stock based compensation adjustments, while cash used by operating activities in the three months ended November 30, 2012, primarily consisted of net loss resulting from research and development and general and administrative expenses partially offset by stock based compensation adjustments and exchange of warrants.

During the three month period ended November 30, 2013, we received $124,784 in OCS grants towards our research and development expenses, of which $66,547 was recognized during such period and $58,237 was recognized in the year ended August 31, 2013. In the three months ended November 30, 2012, we did not receive any grants from the OCS.  The amounts that were recognized but not received during the three months ended November 30, 2012, were received from the OCS during fiscal year 2013. The OCS has supported our activity in the past three years.

Investing activities used cash of $162,187 in the three months ended November 30, 2013, as compared to $454,227 that was provided in the three months ended November 30, 2012. Cash used in investing activities in the three months ended November 30, 2013 consisted primarily of the acquisition of short-term bank deposits.  Cash provided by investing activities in the three months ended November 30, 2012 consisted primarily of proceeds from the sale of our investment in Entera Bio Ltd.

We did not receive or use any cash in connection with financing activities in the three months ended November 30, 2013, as compared to $1,458,436 cash provided by financing activities during the three months ended November 30, 2012, consisted of proceeds from our issuance of common stock and warrants.

Off-balance sheet arrangements

As of November 30, 2013, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Planned Expenditures

The estimated expenses referenced herein are in accordance with our business plan. Since our technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the twelve months beginning December 1, 2013 are as follows:

Category	Amount

Research and development, net of OCS funds	$6,244,000
General and administrative expenses	1,849,000
Total	$8,093,000

In December 2012 and April 2013, we filed IND applications with the FDA for our orally ingested insulin and we are conducting, or planning to conduct, further clinical studies with our oral exenatide capsule and the combination therapy, respectively, and others.  Our ability to complete these expected activities is dependent on several major factors including the ability to attract sufficient financing on terms acceptable to us and receiving additional grants from the OCS.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2013.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2 – UNREGISTERED SALESES OF SECURITIES AND USE OF PROCEEDS

On November 4, 2013, the Company issued 10,000 shares of its common stock to an advisor as remuneration for services rendered.  Such issuance and sale was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6 - EXHIBITS

Number	Exhibit
10.1*	Agreement and Amendment No. 1 between the Company and Dr. Michael Berelowitz, dated November 26, 2013.
10.2	Form of Securities Purchase Agreement used in December 2013 registered direct offering (incorporated by reference from our current report on Form 8-K filed December 26, 2013).
31.1*	Certification Statement of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification Statement of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification Statement of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification Statement of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.1*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

___________________

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Date: January 14, 2014	By:	/s/ Nadav Kidron
Nadav Kidron
President and Chief Executive Officer

Date: January 14, 2014	By:	/s/ Yifat Zommer
Yifat Zommer
Chief Financial Officer
(principal financial and accounting officer)