Form 10-Q
period 2014-02-28
ORAMED PHARMACEUTICALS INC.
filed 2014-04-10
CIK 1176309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

Yes ☐    No ☒

As of April 8, 2014, there were 9,942,589 shares of the issuer’s common stock, $0.012 par value per share, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and the “Company” mean Oramed Pharmaceuticals Inc. and our wholly-owned Israeli subsidiary, Oramed Ltd., unless otherwise indicated.  All dollar amounts refer to U.S. Dollars unless otherwise indicated.

On February 28, 2014, the exchange rate between the NIS and the dollar, as quoted by the Bank of Israel, was NIS 3.496 to $1.00. Unless indicated otherwise by the context, statements in this Quarterly Report on Form 10-Q that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.
 (A development stage company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2014

ORAMED PHARMACEUTICALS INC.
 (A development stage company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2014

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
U.S. dollars

	February 28,	August 31,
	2014	2013
Assets
CURRENT ASSETS:
Cash and cash equivalents	$3,252,911	$2,272,228
Short term deposits	18,633,526	5,246,627
Marketable securities	1,464,100	956,376
Restricted cash	16,000	16,000
Prepaid expenses and other current assets	245,596	90,103
Related parties	1,712	4,530
Grants receivable from the chief scientist	73,050	58,412
T o t a l current assets	23,686,895	8,644,276

LONG TERM DEPOSITS AND INVESTMENT	4,593	4,593
AMOUNTS FUNDED IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	6,304	5,545
PROPERTY AND EQUIPMENT, NET	12,164	5,768
T o t a l assets	$23,709,956	$8,660,182

Liabilities and stockholders' equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$302,567	$450,941
Account payable with former shareholder	47,252	47,252
T o t a l current liabilities	349,819	498,193

LONG TERM LIABILITIES:
Employee rights upon retirement	9,212	8,004
Provision for uncertain tax position	23,210	23,210
	32,422	31,214
COMMITMENTS (note 2)

STOCKHOLDERS' EQUITY:
Common stock, $ 0.012 par value (16,666,667 authorized shares; 9,776,167 and 7,937,872 shares issued and outstanding as of February 28, 2014 and August 31, 2013, respectively)	117,298	95,238
Additional paid-in capital	46,726,183	29,855,723
Accumulated other comprehensive income	846,985	303,403
Deficit accumulated during the development stage	(24,362,751)	(22,123,589)
T o t a l stockholders' equity	23,327,715	8,130,775
T o t a l liabilities and stockholders' equity	$23,709,956	$8,660,182

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (INCOME)
(UNAUDITED)
U.S. dollars

					Period
					from April
					12, 2002
					(inception)
	Six months ended		Three months ended		through
	February 28,	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013	2014
RESEARCH AND DEVELOPMENT EXPENSES, net	$1,423,844	$1,141,622	$673,334	$748,996	$13,228,332
IMPAIRMENT OF INVESTMENT	-	-	-	-	434,876
GENERAL AND ADMINISTRATIVE EXPENSES	929,979	850,047	512,252	510,834	11,123,655
OPERATING LOSS	2,353,823	1,991,669	1,185,586	1,259,830	24,786,863
FINANCIAL INCOME	(120,080)	(139,044)	(73,957)	(66,800)	(507,733)
FINANCIAL EXPENSES	5,419	332,002	3,213	32,844	699,245
GAIN ON SALE OF INVESTMENT	-	-	-	-	(1,033,004)
IMPAIRMENT OF AVAILABLE- FOR-SALE SECURITIES	-	-	-	-	381,666
LOSS BEFORE TAXES ON INCOME	2,239,162	2,184,627	1,114,842	1,225,874	24,327,037
TAXES ON INCOME	-	-	-	-	35,714
NET LOSS FOR THE PERIOD	$2,239,162	$2,184,627	$1,114,842	$1,225,874	$24,362,751
SUBSEQUENT INCREASE IN THE FAIR VALUE OF AVAILABLE FOR SALE SECURITIES PREVIOUSLY WRITTEN DOWN AS IMPAIRED	(53,820)	(122,977)	(48,498)	(5,630)	(184,665)
RECLASSIFICATION ADJUSTMENT TO FINANCIAL INCOME OF GAINS ON AVAILABLE-FOR-SALE SECURITIES	44,391	50,687	25,937	50,687	134,761
UNREALIZED GAIN ON AVAILABLE FOR SALE SECURITIES	(534,153)	(172,218)	(490,251)	(53,697)	(797,081)
TOTAL OTHER COMPREHENSIVE INCOME	(543,582)	(244,508)	(512,812)	(8,640)	(846,985)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	$1,695,580	$1,940,119	$602,030	$1,217,234	$23,515,766
LOSS PER COMMON SHARE:
BASIC AND DILUTED LOSS PER COMMON SHARE	$0.26	$0.31	$0.12	$0.17
WEIGHTED AVERAGE NUMBER OF COMMON STOCK USED IN COMPUTING BASIC AND DILUTED LOSS PER COMMON STOCK	8,531,150	7,018,766	9,127,799	7,212,767

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

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
U.S. dollars

					Deficit
				Accumulated	accumulated
			Additional	other	during the	Total
	Common Stock		paid-in	comprehensive	development	stockholders'
	Shares	$	capital	income	stage	equity
BALANCE AS OF AUGUST 31, 2008	4,688,518	$56,252	$11,785,012	$-	$(7,248,204)	$4,593,060
SHARES ISSUED FOR SERVICES	17,012	204	152,724	-	-	152,928
SHARES TO BE ISSUED FOR SERVICES	-	-	203,699	-	-	203,699
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS	-	-	436,025	-	-	436,025
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS	-	-	117,174	-	-	117,174
IMPUTED INTEREST	-	-	3,780	-	-	3,780
NET LOSS	-	-	-	-	(2,760,474)	(2,760,474)
BALANCE AS OF AUGUST 31, 2009	4,705,530	$56,456	$12,698,414	-	$(10,008,678)	$2,746,192
SHARES ISSUED FOR SERVICES	92,416	1,109	248,741	-	-	249,850
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS	-	-	690,882	-	-	690,882
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS	-	-	116,944	-	-	116,944
IMPUTED INTEREST	-	-	3,780	-	-	3,780
NET LOSS	-	-	-	-	(2, 977, 376)	(2,977,376)
BALANCE AS OF AUGUST 31, 2010	4,797,946	$57,565	$13,758,761	-	$(12,986,054)	$830,272
SHARES ISSUED FOR SERVICES	60,887	731	226,838	-	-	227,569
SHARES AND WARRANTS ISSUED FOR CASH*	984,209	11,808	3,682,404	-	-	3,694,212
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS	-	-	502,593	-	-	502,593
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS	-	-	26,733	-	-	26,733
IMPUTED INTEREST	-	-	3,782	-	-	3,782
NET LOSS	-	-	-	-	(1,561,245)	(1,561,245)
BALANCE AS OF AUGUST 31, 2011	5,843,042	70,104	18,201,111	-	(14,547,299)	3,723,916
SHARES ISSUED FOR SERVICES	29,084	349	107,511	-	-	107,860
SHARES AND WARRANTS ISSUED FOR CASH, INCLUDING RECLASSIFICATION OF WARRANTS	801,942	9,622	2,984,842	-	-	2,944,464
SHARES AND WARRANTS TO BE ISSUED FOR CASH	-	-	25,093	-	-	25,093
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS	-	-	200,866	-	-	200,866
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS	-	-	70,292	-	-	70,292
NET LOSS	-	-	-	-	(3,344,478)	(3,344,478)
BALANCE AS OF AUGUST 31, 2012	6,674,068	$80,075	$21,589,715	-	$(17,891,777)	$3,778,013

* Including 16,397 shares issued as finders' fee.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
U.S. dollars

					Deficit
				Accumulated	accumulated
			Additional	other	during the	Total
	Common Stock		paid-in	comprehensive	development	stockholders'
	Shares	$	capital	income	stage	equity
BALANCE AS OF AUGUST 31, 2012	6,674,068	$80,075	$21,589,715	-	$(17,891,777)	$3,778,013
SHARES AND WARRANTS ISSUED FOR CASH, NET*	349,396	4,192	1,418,400	-	-	1,422,592
SHARES ISSUED FOR CASH, NET	658,144	7,897	4,230,992	-	-	4,238,889
SHARES ISSUED FOR MARKETABLE SECURITIES	199,172	2,390	626,240	-	-	628,630
SHARES ISSUED FOR SERVICES	33,709	404	244,053	-	-	244,457
EXCHANGE OF WARRANTS	-	-	917,809	-	-	917,809
EXERCISE OF WARRANTS AND OPTIONS	23,383	280	109,295	-	-	109,575
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS	-	-	562,966	-	-	562,966
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS	-	-	156,253	-	-	156,253
NET LOSS	-	-	-	-	(4,231,812)	(4,231,812)
OTHER COMPREHENSIVE INCOME	-	-	-	303,403	-	303,403
BALANCE AS OF AUGUST 31, 2013	7,937,872	$95,238	$29,855,723	$303,403	$(22,123,589)	$8,130,775
SHARES ISSUED FOR CASH, NET**	1,580,000	18,960	14,868,125	-	-	14,887,085
SHARES ISSUED FOR SERVICES ***	10,000	120	64,280	-	-	64,400
EXERCISE OF WARRANTS AND OPTIONS	248,295	2,980	1,486,790	-	-	1,489,770
SHARES TO BE ISSUED FOR EXERCISE OF WARRANTS	-	-	118,128	-	-	118,128
BASED COMPENSATION RELATED TO OPTIONS GRANTED TO EMPLOYEES AND DIRECTORS	-	-	276,121	-	-	276,121
STOCK BASED COMPENSATION RELATED TO OPTIONS GRANTED TO CONSULTANTS	-	-	57,016	-	-	57,016
NET LOSS	-	-	-	-	(2,239,162)	(2,239,162)
OTHER COMPREHENSIVE INCOME	-	-	-	543,582	-	543,582
BALANCE AS OF FEBRUARY 28, 2014	9,776,167	$117,298	$46,726,183	846,985	$(24,362,751)	$23,327,715

*	Including 13,872 shares issued as finders' fee.

**	See note 5b.

***	See note 5a.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
U.S. dollars

	Six months ended		Period from April 12, 2002 (inception date) through
	February 28,	February 28,	February 28,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,239,162)	$(2,184,627)	$(24,362,751)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	2,983	2,899	129,206
Amortization of debt discount	-	-	108,000
Exchange differences	(33,426)	25,039	16,790
Stock based compensation	333,137	441,084	6,023,643
Shares issued for services rendered	64,400	-	1,464,813
Gain on sale of investment	(44,391)	(28,034)	(1,128,098)
Impairment of investment	-	-	434,876
Imputed interest	-	-	23,559
Impairment of available for sale security	-	-	381,666
Exchange of warrants	-	296,982	296,982
Changes in fair value of warrant liabilities	-	(44,699)	98,005
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(167,313)	(403,870)	(330,566)
Restricted cash	-	-	(16,000)
Accounts payable and accrued expenses	(148,374)	(175,031)	302,567
Liability of employee rights upon retirement	1,208	4,667	22,439
Provision for uncertain tax position	-	-	23,210
Total net cash used in operating activities	(2,230,938)	(2,065,590)	(16,511,659)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,379)	-	(141,370)
Acquisition of short-term investments and short term deposits	(18,600,000)	(1,862,817)	(30,350,363)
Funds in respect of employee rights upon retirement	(500)	(1,331)	(9,485)
Proceeds from sale of investment and marketable securities	80,249	114,130	756,920
Proceeds from sale of short term deposits	5,236,286	-	11,718,297
Lease deposits, net	-	-	(2,615)
Total net cash used in investing activities	(13,293,344)	(1,750,018)	(18,028,616)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and warrants - net of issuance expenses	14,887,085	1,450,936	35,746,638
Proceeds from exercise of warrants and options	1,489,770	-	1,599,345
Proceeds from shares to be issued for exercise of warrants	118,128	-	118,128
Receipts on account of shares issuances	-	-	6,061
Proceeds from convertible notes	-	-	275,000
Proceeds from short term note payable	-	-	120,000
Payments of short term note payable	-	-	(120,000)
Shareholder advances	-	-	66,243
Net cash derived from financing activities	16,494,983	1,450,936	37,811,415
EFFECT OF EXCHANGE RATE CHANGES ON CASH	9,982	(26,163)	(18,229)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	980,683	(2,390,835)	3,252,911
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,272,228	4,430,740	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,252,911	$2,039,905	$3,252,911
Non cash investing and financing activities:
Shares issued for offering costs	-	-	$77,779
Contribution to paid in capital	-	-	$18,991
Discount on convertible note related to beneficial conversion feature	-	-	$108,000
Exchange of warrants	-	$917,809	$917,809
Shares and warrants issued for marketable securities	-	$628,630	$628,630

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

a.	General:

1)	Incorporation and operations

Oramed Pharmaceuticals Inc. (the “Company”) was incorporated on April 12, 2002, under the laws of the State of Nevada. From incorporation until March 3, 2006, the Company was an exploration stage company engaged in the acquisition and exploration of mineral properties. On February 17, 2006, the Company entered into an agreement with Hadasit Medical Services and Development Ltd (“Hadasit”) to acquire the provisional patent related to an orally ingestible insulin capsule to be used for the treatment of individuals with diabetes. In subsequent periods, the Company entered into additional development agreements with Hadasit, the most recent of which was signed on September 11, 2011. See also note 2a.

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

The Company has been in the development stage since its formation and has not yet generated any revenues from its operations. Continued operation of the Company is contingent upon obtaining sufficient funding until it becomes profitable.

The Group is engaged in research and development in the biotechnology field and is considered a development stage company in accordance with ASC Topic 915 "Development Stage Entities", due to the fact that it has not generated any revenues from its operations.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

b.	Newly issued and recently adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, ASU 2013-02 requires presentation, either on the face of the income statement or in the notes, of significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income, but only if the amounts reclassified are required to be reclassified in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about these amounts. The amendments in ASU 2013-02 will be effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. The Company adopted ASU 2013-02 in the first quarter of fiscal year 2014. The adoption of ASU 2013-02 did not have any material effect on the consolidated financial statement presentation.

c.	Condensed Consolidated Financial Statements Preparation

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (the “2013 Form 10-K”). These condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair statement of the results of the periods presented. Certain information and disclosures normally included in annual consolidated financial statements have been omitted in this interim period report pursuant to the rules and regulations of the Securities and Exchange Commission. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by U.S. GAAP for annual financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the 2013 Form 10-K. The results for interim periods are not necessarily indicative of a full fiscal year’s results.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - COMMITMENTS:

a.
On September 11, 2011, the Subsidiary entered into an agreement with Hadasit, Dr. Miriam Kidron and Dr. Daniel Schurr (the “Agreement”), to retain consulting and clinical trial services. According to the Agreement, Hadasit will be entitled to a consideration of $200,000 to be paid by the Company in accordance with the actual progress of the studies, $75,000 of which were paid and recognized through February 28, 2014. See also note 1a(1).

b.
On July 5, 2010, the Subsidiary of the Company entered into a Manufacturing Supply Agreement (“MSA”) with Sanofi-Aventis Deutschland GMBH (“Sanofi”). According to the MSA, Sanofi will supply the Subsidiary with specified quantities of recombinant human insulin to be used for clinical trials in the United States.

c.
On February 15, 2011, the Subsidiary entered into a consulting agreement with a third party (the "Consultant”) for a period of five years, pursuant to which the Consultant will provide consultation on scientific and clinical matters. The Consultant is entitled to a fixed monthly fee of $8,000, royalties of 8% of the net royalties actually received by the Subsidiary in respect of the patent that was sold to Entera Bio Ltd ("Entera") on March 31, 2011 and an option to purchase up to 20,834 shares of the Company at an exercise price of $6.00 per share. The option vests in five annual installments commencing February 16, 2012 and expires on February 16, 2021. The initial fair value of the option on the date of grant was $62,185, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 78.65%; risk-free interest rates of 3.62%; and the remaining expected term of 10 years. The fair value of the option as of February 28, 2014 was $197,332, using the following assumptions: dividend yield of 0% and expected term of 6.97 years; expected volatility of 81.58%; and risk-free interest rate of 2.13%. The fair value of the unvested options is remeasured at each balance sheet reporting date and is recognized over the related service period using the straight-line method.

d.	On March 18, 2012, the Subsidiary entered into a lease agreement for its facilities in Israel. The lease agreement was for a period of 57 months commencing January 1, 2012.

On April 28, 2013, the Subsidiary entered into a new lease agreement for its office facilities in Israel, which replaced the lease agreement from 2012. The new lease agreement is for a period of 36 months commencing November 4, 2013. The annual lease payment will be NIS 89,052 from 2014 through 2016, and will be linked to the increase in the Israeli consumer price index (“CPI”) (as of February 28, 2014, the future annual lease payments under the new agreement will be $25,422, based on the exchange rate as of February 28, 2014).

The lease expenses for the six and three month periods ended February 28, 2014 were approximately $9,603 and $5,715, respectively.

As security for its obligation under this lease agreement the Company provided a bank guarantee in an amount equal to three monthly lease payments.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - COMMITMENTS (continued):

e.
On April 15, 2013, the Company entered into a consulting agreement with a third party advisor for a period of twelve months, pursuant to which such advisor will provide investor relations services and will be entitled to receive a monthly cash fee and 15,000 shares of the Company’s common stock issued in three equal installments, on each of May 1, 2013, August 1, 2013 and November 15, 2013. On July 11 and November 4, 2013 the Company issued to such advisor 5,000 and 10,000 shares, respectively. The fair value of the shares at these dates was $34,900 and $64,400, respectively. See also note 5.

f.
On April 29, 2013, the Subsidiary entered into a Clinical Research Organization Service Agreement with a third party, to retain it as a Clinical Research Organization (“CRO”), for its Phase 2a clinical trial for an oral insulin capsule for type 2 diabetes patients. As consideration for its services, the Subsidiary will pay the CRO a total amount of approximately $332,702 that will be paid during the term of the engagement and based on achievement of certain milestones, $282,807 of which were paid and recognized through February 28, 2014.

On February 6, 2014, the Subsidiary entered into an additional agreement with the same CRO, to retain it as a CRO, for its Phase 2a clinical trial for an oral insulin capsule for type 1 diabetes patients, which is expected to be completed in approximately nine months. As consideration for its services, the Subsidiary will pay the CRO a total amount of approximately $280,008 that will be paid during the term of the engagement and based on achievement of certain milestones, none of which were paid or recognized through February 28, 2014.

g.
On July 23, 2013, the Subsidiary entered into a Master Service Agreement with a vendor for the process development and production of one of its oral capsule ingredients in the amount of $102,280, of which $30,684 were paid and recognized through February 28, 2014.

h.	Grants from Bio-Jerusalem

The Subsidiary is committed to pay royalties to the Bio-Jerusalem fund on proceeds from future sales at a rate of 4% and up to 100% of the amount of the grant received by the Company (Israeli CPI linked) at the total amount of $65,053.  As of February 28, 2014, the Subsidiary had not yet realized any revenues and did not incur any royalty liability.

During the six and three month period ended February 28, 2014, the Company received no grants from the Bio-Jerusalem fund. For the period from inception on April 12, 2002 through February 28, 2014, the research and development expenses are presented net of Bio-Jerusalem grants, in the total amount of $65,053.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - COMMITMENTS (continued):

i.	Grants from the Office of the Chief Scientist of the Ministry of Economy (formerly the Ministry of Industry, Trade and Labor) of Israel ("OCS")

Under the terms of the Company’s funding from the Israeli Government, royalties of 3%-3.5% are payable on sales of products developed from a project so funded, up to 100% of the amount of the grant received by the Company (dollar linked) with the addition of annual interest at a rate based on LIBOR

At the time the grants were received, successful development of the related projects was not assured. In case of failure of a project that was partly financed as above, the Company is not obligated to pay any such royalties.

On February 28, 2014, the Subsidiary had not yet realized any revenues from the said project and did not incur any royalty liability. The total amount that was actually received through February 28, 2014 is $1,783,994.

For the six and three month periods ended February 28, 2014, the research and development expenses are presented net of OCS and Bio-Jerusalem fund grants, in the total amount of $139,441 and $72,984, respectively.

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

As of February 28, 2014 and August 31, 2013 the assets or liabilities measured at fair value were comprised of available for sale securities (level 1). See also note 4.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - FAIR VALUE (continued):

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.

As of February 28, 2014, the carrying amount of cash and cash equivalents, short term deposits, accounts receivable, other current assets and accounts payables and accrued expenses approximates their fair values due to the short-term maturities of these instruments.

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

NOTE 4 - MARKETABLE SECURITIES:

As of February 28, 2014, marketable securities consisted wholly of equity securities of D.N.A Biomedical Solutions Ltd ("D.N.A").

During the six months ended February 28, 2014, the Subsidiary sold in aggregate 1,625,989 of the D.N.A shares for a total of $80,249.

As of February 28, 2014, the Group owns approximately 10.3% of D.N.A’s outstanding ordinary shares.

The cost of the securities sold and the amount reclassified out of accumulated other comprehensive income into financial income (amounting to $44,391 during the six month period ended February 28, 2014), were determined by specific identification.

The D.N.A. shares are traded on the Tel Aviv Stock Exchange and have a quoted price. The fair value of those securities is measured at the quoted prices of the securities on the measurement date.

As of February 28, 2014 and August 31, 2013, the available for sale securities are classified as level 1 as described in the table below:

Level 1
Marketable securities:
February 28, 2014	$1,464,100
August 31, 2013	$956,376

Available-for-sale securities are reported at fair value, with unrealized gains and losses,  recorded as a separate component of other comprehensive income in equity until realized. Unrealized losses that are considered to be other-than-temporary are charged to statement of operations as an impairment charge and are included in the consolidated statement of operations under impairment of available-for-sale securities.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - STOCK HOLDERS’ EQUITY:

a.
As described in note 2e, on November 4, 2013, the Company issued 10,000 shares of its common stock to an advisor as remuneration for services rendered. The total fair value of the shares at the date of grant was $64,400.

b.
On December 24, 2013, the Company entered into a Placement Agency Agreement with Aegis Capital Corp. (the "Placement Agent"), pursuant to which the Placement Agent agreed to use its reasonable best efforts to arrange for the sale of up to 1,580,000 shares of the Company’s common stock.  In connection therewith, on December 24, 2013, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell an aggregate of 1,580,000 shares of common stock, at a price of $10.00 per share, to two institutional investors in a registered direct offering (the "Offering"). The Company received all funds and issued all shares of common stock in connection with the Offering as of December 30, 2013. The net proceeds to the Company from the Offering were approximately $14,887,085, after deducting Placement Agent's commissions of $815,500 and other offering expenses of the Company.

c.
During January 2014, 258,849 warrants were exercised for cash and resulted in the issuance of 239,161 shares of common stock. Additional 19,688 shares were issued in April 2014. The cash consideration received for the exercise of the warrants was $1,553,094.

d.	During January and February 2014, 9,134 options were exercised as part of the Company’s stock based compensation plans for cash and resulted in the issuance of 9,134 shares of common stock.

The cash consideration received for exercise of the options was $54,804.

NOTE 6 - SUBSEQUENT EVENTS

a.	During March 2014, the Subsidiary sold in aggregate 1,000,000 of the D.N.A shares for a total of $57,340. As of April 8, 2014, the Group owns approximately 9.8% of D.N.A’s outstanding ordinary shares.

b.
During March 2014, 9,434 options were exercised as part of the Company’s stock based compensation plan for cash and resulted in the issuance of 9,434 shares of common stock.

The cash consideration received for exercise of the options was $48,739.

c.	During April 2014, 137,300 warrants were exercised for cash and resulted in the issuance of 137,300 shares of common stock. The cash consideration received for exercise of warrants was $1,648.

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

Recent business developments and financing activities

In September 2013, we submitted a pre-Investigational New Drug, or pre-IND, package to the U.S. Food and Drug Administration, or FDA, for ORMD-0901, our oral exenatide capsule, for a Phase 2 clinical trial on healthy volunteers and type 2 diabetic patients.  We expect to begin a non-U.S. based Phase 1a trial and IND-enabling studies in the third quarter of calendar year 2014.

During the months September through December 2013, we received allowance for a patent entitled "Methods and Compositions for Oral Administrations of Proteins," from the Australian, Chinese, Israeli, Russian, Canadian, Japanese and European Patent Offices. The Australian and Japanese Patent Offices issued this patent in October 2013.

In December 2013, we received allowance for a patent entitled "Methods and Compositions for Oral Administration of Exenatide," from the Israeli Patent Office.

In December 2013, we completed and reported successful results in a non-U.S. clinical trial testing the pharmacokinetic dose response of our orally ingestible insulin capsule in type 1 diabetes patients.

We originally filed an Investigational New Drug application, or IND, with the FDA in December 2012 for clearance to begin a Phase 2 clinical trial of ORMD-0801, in order to evaluate the safety, tolerability and efficacy of our oral insulin capsule on type 2 diabetic volunteers. Because the identical formulation of ORMD-0801 had not yet been studied in humans at bedtime, in February 2013 the FDA noted concerns about mitigating potential risks of severe hypoglycemia and requested that we perform a sub-study in a controlled in-patient setting for a one-week period prior to beginning the larger multi-centered Phase 2 trial. As a result, we withdrew the original IND and, in April 2013, we submitted a new IND for the Phase 2a sub-study. Following the FDA’s clearance to proceed in May 2013, we began the Phase 2a sub-study in July 2013. As we announced in January 2014, the Phase 2a sub-study met all primary and secondary endpoints. Specifically, the Phase 2a study evaluated the pharmacodynamic effects of ORMD 0801 on mean nighttime glucose (determined using a continuous glucose monitor). The results show that the ORMD-0801, has exhibited a sound safety profile, led to reduced mean daytime and nighttime glucose readings, when compared to placebo and lowered fasting blood glucose concentrations, when compared to placebo. In addition, no serious adverse events occurred during the Phase 2a study, and the only adverse events that occurred during the study were not drug related. In light of these results, we believe that we should move forward with the Phase 2b clinical trial, which we anticipate beginning in the third quarter of calendar year 2014. This clinical trial will be designed to assess the safety and efficacy of ORMD-0801 and its structure is still under design by us.

In December 2013, we entered into a Placement Agency Agreement with Aegis Capital Corp., or Aegis, pursuant to which Aegis agreed to use its reasonable best efforts to arrange for the sale of up to 1,580,000 shares of our common stock.  In connection therewith, on December 30, 2013, we also entered into a Securities Purchase Agreement, pursuant to which we agreed to sell an aggregate of 1,580,000 shares of common stock, at a price of $10.00 per share, to two institutional investors in a registered direct offering, or the Offering. We received all funds and issued all shares of common stock in connection with the Offering in December 2013. Our aggregate net proceeds from the offering were approximately $14,887,085, after deducting Placement Agents' commissions and estimated offering expenses.

In February 2014, we submitted a protocol to the FDA to initiate a Phase 2a trial of our oral insulin capsule for type 1 diabetes volunteers. The protocol was submitted under our existing IND to include both type 1 and type 2 diabetes indications. The double-blind, randomized, placebo controlled, seven-day study design will be carried out at an inpatient setting on twenty-four type 1 diabetic patients. We began this study in March 2014.

In January 2014, we received Notices of Allowance from the Israeli and Australian Patent Offices for the patent entitled "Methods and Compositions for Oral Administrations of Proteins". In March 2014, we were granted a patent entitled "Methods and Compositions for Oral Administration of Exenatide" from the Australian Patent Office.

Results of Operations

Comparison of six and three month periods ended February 28, 2014 and 2013

The following table summarizes certain statements of operations data for the Company for the six and three month periods ended February 28, 2014 and 2013:

	Six months ended		Three months ended
	February 28,		February 28,
	2014	2013	2014	2013

Research and development expenses, net	$1,423,844	$1,141,622	$673,334	$748,996
General and administrative expenses	929,979	850,047	512,252	510,834
Financial (income) expense, net	(114,661)	192,958	(70,744)	(33,956)
Net loss for the period	$2,239,162	$2,184,627	$1,114,842	$1,225,874
Loss per common share – basic and diluted	$(0.26)	$(0.31)	$(0.12)	$(0.17)
Weighted average common shares outstanding	8,531,150	7,018,766	9,127,799	7,212,767

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

During the six months ended February 28, 2014, research and development expenses totaled $1,423,844, compared to $1,141,622 for the six months ended February 28, 2013. The increase is mainly attributed to the increase in research and development staff and to cash bonuses to research and development staff for the Company's 2013 achievements, as well as to the increase in stock based compensation costs, which during the six months ended February 28, 2014 totaled $295,284, as compared to $169,501 during the six months ended February 28, 2013. The increase in stock based compensation costs is attributed to awards granted to research and development staff.

During the three months ended February 28, 2014, research and development expenses totaled $673,334, compared to $748,996 for the three months ended February 28 2013.  The decrease in research and development expenses during the three months ended February 28, 2014, as compared to the three months ended February 28, 2013, is mainly attributable to the decrease in expenses related to the preparation to the Phase 2b clinical trial that was planned to begin in early calendar year 2013.

Government grants

In May 2013, Oramed Ltd., or the Subsidiary, was granted a fourth grant amounting to a total net amount of NIS 975,000 (approximately $265,000) from the Office of the Chief Scientist of the Ministry of Economy (formerly the Ministry of Industry, Trade and Labor) of Israel, or OCS, which was designated for research and development expenses for the period of January 2013 to December 2013. In March 2014, the OCS accepted the Subsidiary's application to shorten that period to ten months, ending October 31, 2013. In March 2013, the Subsidiary was also granted a fifth grant amounting to a total net amount of NIS 1,206,990 (approximately $345,000) from the OCS, which was designated for research and development expenses for the period of November 2013 to October 2014. We used the funds to support further research and development and clinical studies of our oral insulin capsule and oral GLP-1 analog.

In the six months ended February 28, 2014, we recognized research and development grants in an amount of $139,441, and in the six months ended February 28, 2013, we recognized research and development grants in an amount of $22,378.  As of February 28, 2014, we had no contingent liabilities to the OCS.

General and administrative expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, traveling, business development costs, insurance expenses and other general costs.

For the six months ended February 28, 2014, general and administrative expenses totaled $929,979 compared to $850,047 for the six months ended February 28, 2013. The increase in costs incurred related to general and administrative activities during the six months ended February 28, 2014, reflects an increase in salaries and related expenses resulting from cash bonuses to employees for the Company's 2013 achievements, that was partially offset by a decrease in stock based compensation costs  of options granted to employees and consultants, of $233,730. During the six months ended February 28, 2014, as part of our general and administrative expenses, we incurred $37,853 related to stock options granted to employees and consultants, as compared to $271,583 during the six months ended February 28, 2013.

For the three months ended February 28, 2014, general and administrative expenses totaled $512,252 compared to $510,834 for the three months ended February 28, 2013. The increase in general and administrative expenses during the three months ended February 28, 2014, as compared to the three months ended February 28, 2013, is attributable to the same reasons discussed above.

Financial (income) expense, net

Net financial expense decreased from net expense of $192,958 for the six months ended February 28, 2013 to net income of $114,661 for the February 28, 2014. The decrease is mainly due to the decrease of warrant liabilities attributable to warrants held by Regals Fund LP and corresponding increase in stockholders’ equity on February 28, 2013, as a result of the removal of the anti-dilution provisions of the warrants, which resulted in a net cost of $296,982, and from an increase in interest income on available cash and cash equivalents primarily due to the increase in cash and cash equivalents balance that resulted from public offerings completed in July and December 2013.

During the three months ended February 28, 2014, financial income totaled $70,744, compared to $33,956 for the three months ended February 28, 2013.  The increase in financial income during the three months ended February 28, 2014, as compared to the three months ended February 28, 2013, is attributable to a higher amount of interest income on available cash and cash equivalents, as discussed above.

Other comprehensive income

Subsequent increase in the fair value of available for sale securities previously written down as impaired for the six months ended February 28, 2014 of $53,820 resulted from the increase in fair value of the ordinary shares of D.N.A Biomedical Solutions Ltd, or D.N.A, that we hold. Reclassification adjustments for gains included in net loss for the six months ended February 28, 2014 of $44,391, resulted from the sale of 1,625,989 of our D.N.A ordinary shares in October and November 2013 and January 2014. Unrealized gains on available for sale securities for the six months ended February 28, 2014 of $534,153, resulted from the increase in fair value of our D.N.A ordinary shares.

Liquidity and capital resources

From inception through February 28, 2014, we have incurred losses in an aggregate amount of $24,362,751. During that period we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock in July and December 2013, raising a total of $35,746,638, net of transaction costs.  During that period we also received cash consideration of $1,717,237 from exercise of warrants and options. We will seek to obtain additional financing through similar sources in the future as needed. As of February 28, 2014, we had $3,252,911 of available cash, $18,633,526 of short term bank deposits and $1,464,100 of marketable securities. Marketable securities are presented at fair value and their realization is subject to certain limitations if sold through the market, and we are therefore exposed to market risk. There is no assurance that at the time of sale of the marketable securities the price per share will be the same or higher, nor that we will be able to sell all of the securities at once given the volume of securities we hold. We anticipate that we will require approximately $12 million to finance our activities during the 12 months following February 28, 2014.

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

During the six month period ended February 28, 2014, cash and cash equivalents increased to $3,252,911 from the $2,272,228 reported as of August 31, 2013, which is due to the reasons described below.

Operating activities used cash of $2,230,938 in the six month period ended February 28, 2014, as compared to $2,065,590 used in the six months February 28, 2013. Cash used for operating activities in the six months ended February 28, 2014 primarily consisted of net loss resulting from research and development and general and administrative expenses, partially offset by stock based compensation adjustments, while cash used by operating activities in the six months February 28, 2013, primarily consisted of net loss resulting from research and development and general and administrative expenses, partially offset by stock based compensation adjustments and exchange of warrants.

During the six month period ended February 28, 2014, we received $124,784 in OCS grants towards our research and development expenses, of which $66,547 was recognized during such period and $58,237 was recognized in the year ended August 31, 2013. In the six month period ended February 28, 2013, we did not receive any grants from the OCS.  The amounts that were recognized but not received during the six month period ended February 28, 2013, were received from the OCS during fiscal year 2013. The OCS has supported our activity in the past three years.

Investing activities used cash of $13,293,344 in the six month period ended February 28, 2014, as compared to $1,750,018 that was used in the six month period ended February 28, 2013. Cash used in investing activities in both the six months ended February 28, 2014 and February 28, 2013 consisted primarily of the acquisition of short-term bank deposits.

Financing activities provided cash of $16,494,983 in the six month period ended February 28, 2014, as compared to $1,450,936 of cash provided by financing activities during the six months ended February 28, 2013, which consisted of proceeds from our issuance of common stock and proceeds from exercise of warrants and options in the six months ended February 28, 2014 and of proceeds from our issuance of common stock and warrants in the six months ended February 28, 2013.

Off-balance sheet arrangements

As of February 28, 2014, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Planned Expenditures

The estimated expenses referenced herein are in accordance with our business plan. Since our technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the twelve months beginning March 1, 2014 are as follows:

Category	Amount

Research and development, net of OCS funds	$9,206,000
General and administrative expenses	2,738,000
Financial income, net	(127,000)
Total	$11,817,000

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

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2014.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2 – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

On January 6, 2014, the Company issued 591 shares of its common stock upon exercise of warrants previously issued in a private placement for exercise price of $3,546.

On January 7, 2014, the Company issued an aggregate of 24,155 shares of its common stock upon exercise of warrants previously issued in a private placement for an aggregate exercise price of $144,930.

On January 8, 2014, the Company issued an aggregate of 22,422 shares of its common stock upon exercise of warrants previously issued in a private placement for an aggregate exercise price of $134,532.

On January 9, 2014, the Company issued 4,558 shares of its common stock upon exercise of warrants previously issued in a private placement for an aggregate exercise price of $27,348.

On January 12, 2014, the Company issued 2,279 shares of its common stock upon exercise of warrants previously issued in a private placement for an aggregate exercise price of $13,674.

On January 13, 2014, the Company issued an aggregate of 163,289 shares of its common stock upon exercise of warrants previously issued in a private placement for an aggregate exercise price of $979,734.

On January 15, 2014, the Company issued an aggregate of 8,843 shares of its common stock upon exercise of warrants previously issued in a private placement for an aggregate exercise price of $53,058.

On January 16, 2014, the Company issued 2,816 shares of its common stock upon exercise of warrants previously issued in a private placement for an aggregate exercise price of $16,896.

On January 21, 2014, the Company issued 2,834 shares of its common stock upon exercise of warrants previously issued in a private placement for an aggregate exercise price of $17,004.

On January 23, 2014, the Company issued 4,558 shares of its common stock upon exercise of warrants previously issued in a private placement for an aggregate exercise price of $27,348.

On January 30, 2014, the Company issued 2,816 shares of its common stock upon exercise of warrants previously issued in a private placement for an aggregate exercise price of $16,896.

On April 7, 2014, the Company issued 19,688 shares of its common stock upon exercise of warrants previously issued in a private placement for an aggregate exercise price of $118,128.

The issuances described above were exempt under Section 3(a)(9) of the Securities Act of 1933, as amended.

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
101.1*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

___________________

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Date: April 9, 2014	By:	/s/ Nadav Kidron
Nadav Kidron
President and Chief Executive Officer

Date: April 9, 2014	By:	/s/ Yifat Zommer
Yifat Zommer
Chief Financial Officer
(principal financial and accounting officer)