Form 10-Q
period 2015-02-28
ORAMED PHARMACEUTICALS INC.
filed 2015-04-03
CIK 1176309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

Yes ☐        No ☒

As of March 31, 2015, there were 10,823,943 shares of the issuer’s common stock, $0.012 par value per share, outstanding.

ORAMED PHARMACEUTICALS INC.
FORM 10-Q

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and the “Company” mean Oramed Pharmaceuticals Inc. and our wholly-owned Israeli subsidiary, Oramed Ltd., unless otherwise indicated.  All dollar amounts refer to U.S. Dollars unless otherwise indicated.

On February 28, 2015, the exchange rate between the New Israeli Shekel, or NIS, and the dollar, as quoted by the Bank of Israel, was NIS 3.966 to $1.00. Unless indicated otherwise by the context, statements in this Quarterly Report on Form 10-Q that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

 - i -

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2015

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2015

ORAMED PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	February 28,	August 31,
	2015	2014
Assets
CURRENT ASSETS:
Cash and cash equivalents	$1,102	$1,762
Short term deposits	16,351	18,481
Marketable securities	695	1,047
Restricted cash	16	16
Prepaid expenses and other current assets	129	64
Related parties	-	330
Grants receivable from the chief scientist	2	78
Total current assets	18,295	21,778

LONG TERM DEPOSITS AND INVESTMENT	4,665	3
AMOUNTS FUNDED IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	7	7
PROPERTY AND EQUIPMENT, NET	13	14
Total assets	$22,980	$21,802

Liabilities and stockholders' equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$570	$926
Related parties	35	47
Total current liabilities	605	973

LONG TERM LIABILITIES:
Employee rights upon retirement	9	9
Provision for uncertain tax position	27	27
	36	36
COMMITMENTS (note 2)

STOCKHOLDERS' EQUITY:
Common stock, $ 0.012 par value (30,000,000 authorized shares; 10,820,193 and 10,102,555 shares issued and outstanding as of February 28, 2015 and August 31, 2014, respectively)	129	121
Additional paid-in capital	53,463	48,040
Accumulated other comprehensive income	100	452
Accumulated loss	(31,353)	(27,820)
Total stockholders' equity	22,339	20,793
Total liabilities and stockholders' equity	$22,980	$21,802

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Six months ended		Three months ended
	February 28,	February 28,	February 28,	February 28,
	2015	2014	2015	2014
RESEARCH AND DEVELOPMENT EXPENSES, NET	$2,438	$1,424	$1,136	$674
GENERAL AND ADMINISTRATIVE EXPENSES	1,138	930	538	512
OPERATING LOSS	3,576	2,354	1,674	1,186
FINANCIAL INCOME	(65)	(120)	(38)	(74)
FINANCIAL EXPENSES	22	5	1	3
NET LOSS FOR THE PERIOD	3,533	2,239	1,637	1,115
SUBSEQUENT DECREASE (INCREASE) IN THE FAIR VALUE OF AVAILABLE FOR SALE SECURITIES PREVIOUSLY WRITTEN DOWN AS IMPAIRED	9	(54)	-	(49)
RECLASSIFICATION ADJUSTMENT TO FINANCIAL INCOME OF GAINS ON AVAILABLE-FOR-SALE SECURITIES	-	44	-	26
UNREALIZED LOSS (GAIN) ON AVAILABLE FOR SALE SECURITIES	343	(534)	(7)	(490)
TOTAL OTHER COMPREHENSIVE LOSS (INCOME)	352	(544)	(7)	(513)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	$3,885	$1,695	$1,630	$602
LOSS PER COMMON SHARE:
BASIC AND DILUTED LOSS PER COMMON SHARE	$0.34	$0.26	$0.15	$0.12
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC AND DILUTED LOSS PER COMMON STOCK	10,482,190	8,531,150	10,826,146	9,127,799

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
U.S. Dollars in thousands (except for share data)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	$	capital	income	loss	equity
	In thousands
BALANCE AS OF AUGUST 31, 2014	10,103	$121	$48,040	$452	$(27,820)	$20,793
SHARES ISSUED FOR CASH, NET	696	8	4,825	-	-	4,833
SHARES ISSUED FOR SERVICES	4	*	26	-	-	26
EXERCISE OF OPTIONS	1	*	8	-	-	8
STOCK BASED COMPENSATION	16	*	564	-	-	564
NET LOSS	-	-	-	-	(3,533)	(3,533)
OTHER COMPREHENSIVE LOSS	-	-	-	(352)	-	(352)
BALANCE AS OF FEBRUARY 28, 2015	10,820	$129	$53,463	$100	$(31,353)	$22,339

*	Represents an amount of less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
U.S. dollars in thousands

	Six months ended
	February 28,	February 28,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,533)	$(2,239)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3	3
Exchange differences and interest on deposits	(36)	(33)
Stock based compensation	564	333
Common stock issued for services	26	64
Gain on sale of investment	-	(44)
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and related parties	341	(167)
Accounts payable, accrued expenses and related parties	(368)	(148)
Liability for employee rights upon retirement	-	1
Total net cash used in operating activities	(3,003)	(2,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2)	(9)
Purchase of short term deposits	(1,573)	(18,600)
Purchase of long term deposits	(4,652)	-
Proceeds from sale of short term deposits	3,750	5,236
Proceeds from sale of marketable securities	-	80
Funds in respect of employee rights upon retirement	-	(1)
Total net cash used in investing activities	(2,477)	(13,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - net of issuance expenses*	4,833	14,887
Proceeds from exercise of warrants and options	8	1,490
Proceeds from shares to be issued for exercise of warrants	-	118
Net cash derived from financing activities	4,841	16,495

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(21)	10

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(660)	981
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,762	2,272
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,102	$3,253

*	See note 5.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

Based on its current cash resources and commitments, and cash received in private and public offerings in the six month period ended February 28, 2015 and in the year ended August 31, 2014, the Company believes it will be able to maintain its current planned development activities and the corresponding level of expenditures for at least the next 12 months and beyond the date that the financial statements are issued, although no assurance can be given that it will not need additional funds prior to such time. If there are unexpected increases in general and administrative expenses or research and development expenses, the Company may need to seek additional financing during the next 12 months.

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

NOTE 2 - COMMITMENTS:

a.
On September 11, 2011, the Subsidiary entered into an agreement with Hadasit, the Company's Medical and Chief Technology Officer (the “CTO”) and Dr. Daniel Schurr Subsidiary (the “Hadasit Agreement”) to retain consulting and clinical trial services. According to the Hadasit Agreement, Hadasit will be entitled to a consideration of $200 to be paid by the Subsidiary in accordance with the actual progress of the studies, $95 of which were recognized through February 28, 2015. See also note 1a(1).

b.
On February 15, 2011, the Subsidiary entered into a consulting agreement with a third party (the “Consultant”) for a period of five years, pursuant to which the Consultant will provide consultation on scientific and clinical matters. The Consultant is entitled to a fixed monthly fee of $8, royalties of 8% of the net royalties actually received by the Subsidiary in respect of the patent that was sold to Entera Bio Ltd. (“Entera”) on March 31, 2011 and an option to purchase up to 20,834 shares of the Company at an exercise price of $6.00 per share. The option vests in five annual installments commencing February 16, 2012 and expires on February 16, 2021. The fair value of the option as of February 28, 2015 was $105, using the following assumptions: dividend yield of 0%; expected term of 5.97 years; expected volatility of 79.74%; and risk-free interest rate of 1.86%. The fair value of the unvested options is remeasured at each balance sheet reporting date and is recognized over the related service period using the straight-line method.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

NOTE 2 - COMMITMENTS (continued):

c.
On April 28, 2013, the Subsidiary entered into a new lease agreement for its office facilities in Israel, which replaced the lease agreement from 2012. The new lease agreement is for a period of 36 months commencing November 4, 2013. The annual lease payment is NIS 89,000 from 2014 through 2016, and will be linked to the increase in the Israeli consumer price index (“CPI”) (as of February 28, 2015, the future annual lease payments under the new agreement will be $22, based on the exchange rate as of February 28, 2015).

As security for its obligation under this lease agreement the Company provided a bank guarantee in an amount equal to three monthly lease payments.

d.
On May 13, 2014, the Company entered into a consulting agreement with a third party advisor for a period of twelve months, pursuant to which the advisor will provide investor relations services and will be entitled to receive a monthly cash fee and 15,000 shares of the Company’s common stock that will be issued in four equal installments, on or about each of August 1, 2014, November 1, 2014, February 1, 2015 and May 1, 2015. As of February 28, 2015, the Company issued to such advisor 7,500 shares. The aggregate fair value of the shares at the dates of the grant was $64.

e.
On February 6, 2014, the Subsidiary entered into a second agreement with a clinical research organization (“CRO”), for its Phase IIa clinical trial for an oral insulin capsule for type 1 diabetes patients, which was completed in October 2014. As consideration for its services, the Subsidiary paid the CRO a total amount of approximately $280 during the term of the engagement and based on achievement of certain milestones, all of which were recognized through February 28, 2015.

On July 22, 2014, the Subsidiary entered into a third agreement with the same CRO, for its Phase IIb clinical trial for an oral insulin capsule for type 2 diabetes patients, which is expected to begin in the second quarter of calendar year 2015. As consideration for its services, the Subsidiary will pay the CRO a total amount of approximately $3,290 during the term of the engagement and based on achievement of certain milestones, $761 of which were recognized through February 28, 2015.

f.
On March 3, 2014, the Subsidiary entered into an additional agreement with a vendor, for the process development and production of one of its oral capsule ingredients in the amount of $311, $40 of which were recognized through February 28, 2015, and bonus payments of up to $600 that will be paid upon achieving certain milestones, as described in the agreement and which were not recognized through February 28, 2015.

On May 15, 2014, the Subsidiary entered into an additional agreement with the same vendor, for the process development and production of the same capsule ingredients in the amount of $217, all of which was recognized through February 28, 2015.

On December 12, 2014, the Subsidiary entered into an additional agreement with the same vendor, for the process development and production of the same capsule ingredients in the amount of $550, $202 of which was recognized through February 28, 2015.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

NOTE 2 - COMMITMENTS (continued):

g.
On May 26, 2014, the Subsidiary entered into a supply agreement with another vendor, according to which the vendor will manufacture capsules for total consideration of $214, $174 of which was recognized through February 28, 2015.

h.
On February 2, 2015, the Subsidiary entered into an agreement with a different CRO, for a glucose clamp clinical study for its oral insulin capsule. As consideration for its services, the Subsidiary will pay the CRO a total amount of approximately $276 during the term of the engagement and based on achievement of certain milestones, none of which was recognized through February 28, 2015.

i.
On January 20, 2015, the Subsidiary entered into a purchase order for the manufacturing of insulin capsules for total consideration of Swiss Franc (“CHF”) 211 (approximately $241) of which CHF 104 (approximately $118) was recognized through February 28, 2015.

j.	Grants from Bio-Jerusalem

The Subsidiary is committed to pay royalties to the Bio-Jerusalem fund on proceeds from future sales at a rate of 4% and up to 100% of the amount of the grant received by the Company (Israeli CPI linked) at the total amount of $65. As of February 28, 2015, the Subsidiary had not yet realized any revenues and did not incur any royalty liability.

During the six month period ended February 28, 2015, the Company received no grants from the Bio-Jerusalem fund.

k.	Grants from the Office of the Chief Scientist of the Ministry of Economy (formerly the Ministry of Industry, Trade and Labor) of Israel (“OCS”).

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

As of February 28, 2015, the Subsidiary had not yet realized any revenues from said projects and did not incur any royalty liability. The total amount that was actually received through February 28, 2015 was $2,160.

j.
For the six and three month periods ended February 28, 2015, the research and development expenses are presented net of OCS and Bio-Jerusalem fund grants, in the total amount of $17 and $1, respectively.

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

As of February 28, 2015, the assets or liabilities measured at fair value were comprised of available for sale securities (Level 1). See also note 4.

As of February 28, 2015, the carrying amount of cash and cash equivalents, short term deposits, other current assets, accounts payables and accrued expenses approximates their fair values due to the short-term maturities of these instruments.

The fair value of long-term deposits also approximates their carrying value, since they bear interest at rates close to the prevailing market rates. The long-term bank deposits bear an annual interest rate of 0.93%-1.00% and will mature during the third quarter of fiscal year 2016. The amounts funded in respect of employee rights are stated at cash surrender value which approximates its fair value.

NOTE 4 - MARKETABLE SECURITIES:

Available-for-sale securities are reported at fair value, with unrealized gains and losses recorded as a separate component of other comprehensive income in equity until realized. Unrealized losses that are considered to be other-than-temporary are charged to statement of operations as an impairment charge and are included in the consolidated statement of operations under impairment of available-for-sale securities.

The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost, and the Company’s ability and intent to hold the investment. Realized gains and losses on sales of the securities are included in the consolidated statement of operations as financial income or expenses.

As of February 28, 2015, marketable securities consisted wholly of equity securities of D.N.A Biomedical Solutions Ltd ("D.N.A"). D.N.A’s ordinary shares are traded on the Tel Aviv Stock Exchange and have a quoted price. The fair value of those securities is measured at the quoted prices of the securities on the measurement date.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

NOTE 4 - MARKETABLE SECURITIES (continued):

During the six month period ended February 28, 2014, the Subsidiary sold in aggregate 1,625,989 of the D.N.A ordinary shares for total consideration of $80. During the six month period ended February 28, 2015, the Group did not sell any of the D.N.A ordinary shares.

As of February 28, 2015, the Group owns approximately 9.8% of D.N.A’s outstanding ordinary shares.

The cost of the securities as of February 28, 2015 and August 31, 2014 is $595.

The cost of the securities sold and the amount reclassified out of accumulated other comprehensive income into financial income (amounting to $0 and $44 during the six month periods ended February 28, 2015 and 2014, respectively, and to $0 and $26 during the three month periods ended February 28, 2015 and 2014, respectively) were determined by specific identification.

NOTE 5 - STOCK HOLDERS’ EQUITY:

On November 3, 2014, the Company entered into a Stock Purchase Agreement with Guangxi Wuzhou Pharmaceutical (Group) Co., Ltd. (the “Investor”), pursuant to which the Company issued to the Investor an aggregate of 696,378 shares of common stock, at a price of $7.18 per share, which was equal to the closing price of the Company’s common stock on the Nasdaq Capital Market on October 31, 2014, for aggregate gross proceeds of approximately $5,000.  The net proceeds to the Company from the offering were approximately $4,833, after deducting a finder's fee of $150 and other offering expenses of the Company. The offering closed on November 28, 2014.

See also note 8 with respect to an at market issuance sales agreement.

NOTE 6 - STOCK BASED COMPENSATION:

a.
On November 13, 2014, the Company granted a total of 19,576 restricted stock units (“RSUs”) representing a right to receive shares of the Company’s common stock to the Company’s Chief Executive Officer and director (the “CEO”), and the CTO, both related parties. The RSUs vested in two equal installments, each of 9,788 shares, on November 30 and December 31, 2014. The total fair value of these RSUs on the date of grant was $135, using the quoted closing market share price of $6.90 on the Nasdaq Capital Market on the date of grant. The shares of common stock underlying the RSUs will be issued upon request of the grantee. As of February 28, 2015, a total of 19,576 RSUs were vested and outstanding.

b.
On November 13, 2014, the Company granted a total of 10,872 RSUs representing a right to receive shares of the Company’s common stock to four members of the Company's Board of Directors. The RSUs vested on January 1, 2015. The total fair value of these RSUs on the date of grant was $75, using the quoted closing market share price of $6.90 on the Nasdaq Capital Market on the date of grant.

ORAMED PHARMACEUTICALS Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

NOTE 6 - STOCK BASED COMPENSATION (continued):

c.
On February 23, 2015, the Company granted a total of 159,696 RSUs representing a right to receive shares of the Company’s common stock to the Company’s CEO and the CTO, both related parties. The RSUs vest in 23 installments consisting of one installment of 13,308 shares on February 28, 2015 and 22 equal monthly installments of 6,654 shares each, commencing March 31, 2015. The total fair value of these RSUs on the date of grant was $728, using the quoted closing market share price of $4.56 on the Nasdaq Capital Market on the date of grant. The shares of common stock underlying the RSUs will be issued upon request of the grantee. As of February 28, 2015, a total of 13,308 RSUs were vested and outstanding.

d.
On February 23, 2015, the Company granted a total of 88,712 RSUs representing a right to receive shares of the Company’s common stock to four members of the Company's Board of Directors (22,178 RSUs to each director). The RSUs vest in two equal installments, each of 44,356 shares, on December 31, 2015 and December 31, 2016. The total fair value of these RSUs on the date of grant was $405, using the quoted closing market share price of $4.56 on the Nasdaq Capital Market on the date of grant.

e.
On February 23, 2015, the Company granted a total of 46,560 RSUs to an employee of the Subsidiary. The RSUs vest in 23 installments, consisting of one installment of 3,880 shares on February 28, 2015 and 22 equal monthly installments of 1,940 shares each, commencing March 31, 2015. The total fair value of these RSUs on the date of grant was $212, using the quoted closing market share price of $4.56 on the Nasdaq Capital Market on the date of grant.

f.
On February 23, 2015, the Company granted a total of 16,656 RSUs to employees of the Subsidiary. The RSUs vest in 23 installments, consisting of one installment of 1,388 shares on February 28, 2015 and 22 equal monthly installments of 694 shares each, commencing March 31, 2015. The total fair value of these RSUs on the date of grant was $76, using the quoted closing market share price of $4.56 on the Nasdaq Capital Market on the date of grant.

NOTE 7 - RELATED PARTIES – TRANSACTIONS:

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

NOTE 7 - RELATED PARTIES – TRANSACTIONS (continued):

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

NOTE 8 – SUBSEQUENT EVENT

On April 2, 2015, the Company entered into an at market issuance sales agreement (the “Sales Agreement”) with MLV & Co. LLC (“MLV”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $25 million from time to time, at its option, through MLV as its sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-193557), including a prospectus dated April 10, 2014, as supplemented by a prospectus supplement dated April 2, 2015.  The Company will pay MLV a commission of 3.0% of the gross proceeds of the sale of any shares sold through MLV. To date, no shares have been sold under the Sales Agreement.

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

We originally filed an IND with the FDA in December 2012 for clearance to begin a Phase II clinical trial of ORMD-0801, in order to evaluate the safety, tolerability and efficacy of our oral insulin capsule on type 2 diabetic volunteers. Because the identical formulation of ORMD-0801 had not yet been studied in humans at bedtime, in February 2013 the FDA noted concerns about mitigating potential risks of severe hypoglycemia and requested that we perform a sub-study in a controlled in-patient setting for a one-week period prior to beginning the larger multi-centered Phase II trial. As a result, we withdrew the original IND and, in April 2013, we submitted a new IND for the Phase IIa sub-study. Following the FDA’s clearance to proceed in May 2013, we began the Phase IIa sub-study in July 2013. As we announced in January 2014, the Phase IIa sub-study met all primary and secondary endpoints. Specifically, the Phase IIa study evaluated the pharmacodynamic effects of ORMD-0801 on mean nighttime glucose (determined using a continuous glucose monitor). The results showed that ORMD-0801 exhibited a sound safety profile, led to reduced mean daytime and nighttime glucose readings and lowered fasting blood glucose concentrations, when compared to placebo. In addition, no serious adverse events occurred during this study, and the only adverse events that occurred were not drug related. In light of these results, we believe that we should move forward with the Phase IIb clinical trial on approximately 180 type 2 diabetic patients and it will be conducted in approximately 30 sites in the United States, which we are preparing to initiate in the second quarter of calendar year 2015. This double-blind, randomized, 28-day study clinical trial will be designed to assess the safety and efficacy of ORMD-0801 and will investigate ORMD-0801 over a longer treatment period and which will have statistical power to give us greater insight into the drug’s efficacy.  We anticipate the last patient will complete this trial before the end of 2015.

       We are also conducting an additional study of our oral insulin capsule on type 2 diabetic volunteers that will be performed at The University of Texas Health Science Center at San Antonio and University Health System’s Texas Diabetes Institute. The glucose clamp is a method for quantifying insulin absorption in order to measure a patient’s insulin sensitivity and how well a patient metabolizes glucose.  As announced, the first patient has been enrolled and we anticipate completing the study in the fourth quarter of calendar year 2015.

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

The table below gives an overview of our product pipeline:

		Phase I	Phase II	Phase III	Timeline
ORMD-0801 oral insulin	Type 2 diabetes				Q1 ’14: Phase IIa completed Q2 ’15: Phase IIb multi-center study projected initiation
	Type 1 diabetes				Q3 ’14: Phase IIa completed
ORMD-0901 oral GLP-1	Type 2 diabetes				Q3 ’14: Preclinical/IND studies initiated Q2 ’15: Phase Ib ex-US study projected initiation. Q1 ’16: Phase II multi-center study projected initiation

Results of Operations

Comparison of six and three month periods ended February 28, 2015 and 2014

       The following table summarizes certain statements of operations data for the Company for the six and three month periods ended February 28, 2015 and 2014 (in thousands of dollars except share and per share data):

	Six months ended		Three months ended
	February 28,		February 28,
	2015	2014	2015	2014

Research and development expenses, net	$2,438	$1,424	$1,136	$674
General and administrative expenses	1,138	930	538	512
Financial income, net	(43)	(115)	(37)	(71)
Net loss for the period	$3,533	$2,239	$1,637	$1,115
Loss per common share – basic and diluted	$(0.34)	$(0.26)	$(0.15)	$(0.12)
Weighted average common shares outstanding	10,482,190	8,531,150	10,826,146	9,127,799

Research and development expenses

Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, payroll taxes, employee benefits, costs of materials, supplies, the cost of services provided by outside contractors, including services related to our clinical trials, clinical trial expenses, the full cost of manufacturing drug for use in research and preclinical development.  All costs associated with research and development are expensed as incurred.

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

Research and development expenses, for the six months ended February 28, 2015 increased by 71% to $2,438,000, from $1,424,000 for the six months ended February 28, 2014. The increase is mainly attributable to preparing for the initiation of our Phase IIb clinical trial.  Stock-based compensation costs for the six months ended February 28, 2015 totaled $293,000, as compared to $295,000 during the six months ended February 28, 2014.

Research and development expenses, for the three months ended February 28, 2015 increased by 69% to $1,136,000, from $674,000 for the three months ended February 28, 2014. The increase is mainly attributable to preparing for the initiation of our Phase IIb clinical trial.  Stock-based compensation costs for the three months ended February 28, 2015 totaled $129,000, as compared to $117,000 during the three months ended February 28, 2014.

Government grants

In March 2014, our Israeli subsidiary, Oramed Ltd., was granted a fifth grant amounting to a total amount of NIS 1,206,990 (approximately $345,000) from the Office of the Chief Scientist of the Ministry of Economy of Israel, or OCS, which was designated for research and development expenses for the period of November 2013 to October 2014. In September 2014, the OCS extended the period of this fifth year until December 2014. We used the funds to support further research and development and clinical studies of our oral insulin capsule and oral GLP-1 analog.

In the six and three month periods ended February 28, 2015, we recognized research and development grants in an amount of $17,000, and $1,000, respectively, and in the six months ended February 28, 2014, we recognized research and development grants in an amount of $139,000. In the three months ended February 28, 2014, we recognized no grants from the OCS.  As of February 28, 2015, we had no contingent liabilities to the OCS.

General and administrative expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, traveling, business development costs, insurance expenses and other general costs.

General and administrative expenses for the six months ended February 28, 2015 increased by 22% to $1,138,000 from $930,000 for the six months ended February 28, 2014. The increase in costs incurred related to general and administrative activities during the six months ended February 28, 2015 is mainly due to the increase in stock-based compensation expenses, which increased from $38,000 during the six months ended February 28, 2014 to $272,000 in the six months ended February 28, 2015, which is attributed to awards granted to directors and officers during the six months ended February 28, 2015.

General and administrative expenses for the three months ended February 28, 2015 increased by 5% to $538,000 from $512,000 for the three months ended February 28, 2014. The increase in costs incurred related to general and administrative activities during the three months ended February 28, 2015 is mainly due to the increase in stock-based compensation expenses, which increased from $12,000 during the three months ended February 28, 2014 to $136,000 in the three months ended February 28, 2015, which is attributed to awards granted to directors and officers during the three months ended February 28, 2015, which was offset by a decrease in salaries and related expenses resulting from cash bonuses to employees paid during the three months ended February 28, 2014.

Financial income, net

Net financial income decreased by 63% from net income of $115,000 for the six months ended February 28, 2014 to net income of $43,000 for the six months ended February 28, 2015. The decrease is mainly due to a decrease in income from exchange rate differences and to a decrease in capital gain on marketable securities, which decreased from $44,000 during the six months ended February 28, 2014 to zero in the six months ended February 28, 2015.

During the three months ended February 28, 2015, net financial income totaled $37,000, compared to $71,000 for the three months ended February 28, 2014.  The decrease of 48% in net financial income during the three months ended February 28, 2015, as compared to the three months ended February 28, 2014, is attributable to the same reasons described above.

Other comprehensive income

Subsequent decrease in the fair value of available for sale securities previously written down as impaired for the six months ended February 28, 2015 of $9,000 resulted from the decrease in fair value of the ordinary shares of D.N.A Biomedical Solutions Ltd, or D.N.A, that we hold, and subsequent increase in the fair value of available for sale securities previously written down as impaired for the six months ended February 28, 2014 of $54,000 resulted from the increase in fair value of the shares of D.N.A that we hold. Unrealized losses on available for sale securities for the six months ended February 28, 2015 of $343,000, resulted from the decrease in fair value of our D.N.A ordinary shares. Unrealized gains on available for sale securities for the six months ended February 28, 2014 of $534,000, resulted from the increase in fair value of our D.N.A ordinary shares. Reclassification adjustments for gains included in net loss for the six months ended February 28, 2014 of $44,000, resulted from the sale of 1,625,989 of our D.N.A ordinary shares in October and November 2013 and January 2014.

Subsequent increase in the fair value of available for sale securities previously written down as impaired for the three months ended February 28, 2014 of $49,000 resulted from the increase in fair value of the D.N.A ordinary shares, while there was no change in the fair value of available for sale securities previously written down as impaired for the three months ended February 28, 2015. Unrealized gains on available for sale securities for the three months ended February 28, 2014 and 2015 of $490,000 and $7,000, respectively, resulted from the increase in fair value of our D.N.A ordinary shares.

Liquidity and capital resources

From inception through February 28, 2015, we have incurred losses in an aggregate amount of $31,353,000. During that period we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of $40,580,000, net of transaction costs.  During that period we also received cash consideration of $1,870,000 from the exercise of warrants and options. We will seek to obtain additional financing through similar sources in the future as needed. As of February 28, 2015, we had $1,102,000 of available cash, $16,351,000 of short term bank deposits, $4,660,000 of long term bank deposits and $695,000 of marketable securities. We anticipate that we will require approximately $10.2 million to finance our activities during the 12 months following February 28, 2015.

Management continues to evaluate various financing alternatives for funding future research and development activities and general and administrative expenses through fundraising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors, including the investor in connection with the private placement entered into in November 2014, and existing stockholders, future public offerings, and additional funding from the OCS. Based on our current cash resources and commitments, including cash received in a private placement in the period ended February 28, 2015, we believe we will be able to maintain our current planned development activities and the corresponding level of expenditures for at least the next 12 months and beyond.

As of February 28, 2015, our total current assets were $18,295,000 and our total current liabilities were $605,000. On February 28, 2015, we had a working capital surplus of $17,690,000 and an accumulated loss of $31,353,000. As of August 31, 2014, our total current assets were $21,778,000 and our total current liabilities were $973,000. On August 31, 2014, we had a working capital surplus of $20,805,000 and an accumulated loss of $27,820,000. The decrease in working capital from August 31, 2014 to February 28, 2015 was primarily due to the investment of a portion of the proceeds from our private placement completed in November 2014 in long term bank deposits.

During the six month period ended February 28, 2015, cash and cash equivalents decreased to $1,102,000 from the $1,762,000 reported as of August 31, 2014, which is due to the reasons described below.

Operating activities used cash of $3,003,000 in the six month period ended February 28, 2015, as compared to $2,231,000 used in the six months ended February 28, 2014. Cash used for operating activities in the six months ended February 28, 2015 and 2014 primarily consisted of net loss resulting from research and development and general and administrative expenses, partially offset by stock-based compensation amounts.

During the six month period ended February 28, 2015, we received $93,000 in OCS grants towards our research and development expenses, while we recognized the amount of $17,000 during such period and $139,000 was recognized in the six month period ended February 28, 2014. During the six month period ended February 28, 2014, we received $125,000 in OCS grants. The amounts that were received but not recognized during the six month period ended February 28, 2015 were recognized during fiscal year 2014.  The OCS has supported our activity in the past five years.

Investing activities used cash of $2,477,000 in the six month period ended February 28, 2015, as compared to $13,294,000 used in the six month period ended February 28, 2014. Cash used in investing activities in the six months ended February 28, 2015 consisted primarily of the investment in long term bank deposits, while cash used in investing activities in the six months ended February 28, 2014 consisted primarily of the acquisition of short-term bank deposits.

Financing activities provided cash of $4,841,000 in the six month period ended February 28, 2015, as compared to $16,495,000 in the six month period ended February 28, 2014.  Financing activities in the six month periods ended February 28, 2015 and 2014 consisted of proceeds from our issuance of common stock and proceeds from exercise of warrants and options in each period.

       At the Market Issuance Sales Agreement

       On April 2, 2015, we entered into an at the market issuance sales agreement, or the Sales Agreement, with MLV & Co. LLC, or MLV, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $25 million from time to time, at its option, through MLV as its sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-193557), including a prospectus dated April 10, 2014, as supplemented by a prospectus supplement dated April 2, 2015. The Company will pay MLV a commission of 3.0% of the gross proceeds of the sale of any shares sold through MLV. To date, no shares have been sold under the Sales Agreement.

Off-balance sheet arrangements

As of February 28, 2015, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Planned Expenditures

The estimated expenses referenced herein are in accordance with our business plan. Since our technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the twelve months beginning March 1, 2015 are as follows (in thousands):

Category	Amount

Research and development, net of OCS funds	$7,933
General and administrative expenses	2,268
Total	$10,201

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the three months ended February 28, 2015. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended August 31, 2014.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – At the Market Issuance Sales Agreement.”

ITEM 6 - EXHIBITS

Number	Exhibit

5.1*	Opinion of Zysman, Aharoni, Gayer and Sullivan & Worcester LLP.
10.1*	At the Market Issuance Sales Agreement, dated April 2, 2015, by and between Oramed Pharmaceuticals Inc. and MLV & CO. LLC.
23.1*	Consent of Zysman, Aharoni, Gayer and Sullivan & Worcester LLP (included in Exhibit 5.1).
31.1*	Certification Statement of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification Statement of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification Statement of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification Statement of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.1*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

___________________

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Date: April 2, 2015	By:	/s/ Nadav Kidron
Nadav Kidron
President and Chief Executive Officer

Date: April 2, 2015	By:	/s/ Yifat Zommer
Yifat Zommer
Chief Financial Officer
(principal financial and accounting officer)