Form 10-Q
period 2015-05-31
ORAMED PHARMACEUTICALS INC.
filed 2015-07-01
CIK 1176309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

As of June 30, 2015, there were 11,550,846 shares of the issuer’s common stock, $0.012 par value per share, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and the “Company” mean Oramed Pharmaceuticals Inc. and our wholly-owned Israeli subsidiary, Oramed Ltd., unless otherwise indicated. All dollar amounts refer to U.S. Dollars unless otherwise indicated.

On May 31, 2015, the exchange rate between the New Israeli Shekel, or NIS, and the dollar, as quoted by the Bank of Israel, was NIS 3.876 to $1.00. Unless indicated otherwise by the context, statements in this Quarterly Report on Form 10-Q that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

2

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2015

3

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2015

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Balance sheets	5
Statements of comprehensive loss	6
Statements of changes in stockholders’ equity	7
Statements of cash flows	8
Notes to financial statements	9-17

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	May 31,	August 31,
	2015	2014
Assets
CURRENT ASSETS:
Cash and cash equivalents	$3,847	$1,762
Short term deposits	12,549	18,481
Marketable securities	758	1,047
Restricted cash	16	16
Prepaid expenses and other current assets	100	64
Related parties	-	330
Grants receivable from the Office of the Chief Scientist	33	78
Total current assets	17,303	21,778

LONG TERM DEPOSITS AND INVESTMENT	4,806	3
AMOUNTS FUNDED IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	8	7
PROPERTY AND EQUIPMENT, NET	12	14
Total assets	$22,129	$21,802

Liabilities and stockholders' equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$731	$926
Related parties	34	47
Total current liabilities	765	973

LONG TERM LIABILITIES:
Employee rights upon retirement	10	9
Provision for uncertain tax position	27	27
	37	36
COMMITMENTS (note 2)

STOCKHOLDERS' EQUITY:
Common stock, $ 0.012 par value (30,000,000 authorized shares; 10,836,560 and 10,102,555 shares issued and outstanding as of May 31, 2015 and August 31, 2014, respectively)	129	121
Additional paid-in capital	53,971	48,040
Accumulated other comprehensive income	163	452
Accumulated loss	(32,936)	(27,820)
Total stockholders' equity	21,327	20,793
Total liabilities and stockholders' equity	$22,129	$21,802

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Nine months ended		Three months ended
	May 31,	May 31,	May 31,	May 31,
	2015	2014	2015	2014
RESEARCH AND DEVELOPMENT EXPENSES, NET	$3,353	$2,513	$915	$1,089
GENERAL AND ADMINISTRATIVE EXPENSES	1,857	1,744	719	814
OPERATING LOSS	5,210	4,257	1,634	1,903
FINANCIAL INCOME	(105)	(200)	(51)	(79)
FINANCIAL EXPENSES	11	10	-	4
NET LOSS FOR THE PERIOD	5,116	4,067	1,583	1,828
SUBSEQUENT DECREASE (INCREASE) IN THE FAIR VALUE OF AVAILABLE FOR SALE SECURITIES PREVIOUSLY WRITTEN DOWN AS IMPAIRED	8	(34)	(1)	20
RECLASSIFICATION ADJUSTMENT TO FINANCIAL INCOME OF GAINS ON AVAILABLE-FOR-SALE SECURITIES	-	80	-	36
UNREALIZED LOSS (GAIN) ON AVAILABLE FOR SALE SECURITIES	281	(211)	(62)	323
TOTAL OTHER COMPREHENSIVE LOSS (INCOME)	289	(165)	(63)	379
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	$5,405	$3,902	$1,520	$2,207
LOSS PER COMMON SHARE:
BASIC AND DILUTED LOSS PER COMMON SHARE	$0.48	$0.45	$0.15	$0.18
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC AND DILUTED LOSS PER COMMON STOCK	10,598,692	8,988,446	10,827,898	9,888,126

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

U.S. Dollars in thousands (except for share data)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	$	capital	income	loss	equity
	In thousands
BALANCE AS OF AUGUST 31, 2014	10,103	$121	$48,040	$452	$(27,820)	$20,793
SHARES ISSUED FOR CASH, NET	696	8	4,825	-	-	4,833
SHARES ISSUED FOR SERVICES	11	*	69	-	-	69
EXERCISE OF OPTIONS	1	*	8	-	-	8
STOCK-BASED COMPENSATION	25	*	1,029	-	-	1,029
NET LOSS	-	-	-	-	(5,116)	(5,116)
OTHER COMPREHENSIVE LOSS	-	-	-	(289)	-	(289)
BALANCE AS OF MAY 31, 2015	10,836	$129	$53,971	$163	$(32,936)	$21,327

* Represents an amount of less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

U.S. dollars in thousands

	Nine months ended
	May 31,	May 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,116)	$(4,067)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4	4
Exchange differences and interest on deposits	(35)	(13)
Stock-based compensation	1,029	1,040
Common stock issued for services	69	64
Gain on sale of investment	-	(80)
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and related parties	339	(212)
Accounts payable, accrued expenses and related parties	(208)	(3)
Liability for employee rights upon retirement	1	1
Total net cash used in operating activities	(3,917)	(3,266)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2)	(12)
Purchase of short term and long term deposits	(11,525)	(48,245)
Proceeds from sale of short term deposits	12,701	34,941
Proceeds from sale of marketable securities	-	138
Funds in respect of employee rights upon retirement	(1)	(1)
Total net cash derived from (used in) investing activities	1,173	(13,179)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - net of issuance expenses*	4,833	14,887
Proceeds from exercise of warrants and options	8	1,751
Net cash derived from financing activities	4,841	16,638
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(12)	10
INCREASE IN CASH AND CASH EQUIVALENTS	2,085	203
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,762	2,272
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,847	$2,475

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

Successful completion of the Company’s development programs and its transition to normal operations is dependent upon obtaining necessary regulatory approvals from the U.S. Food and Drug Administration prior to selling its products within the United States, and foreign regulatory approvals must be obtained to sell its products internationally. There can be no assurance that the Company will receive regulatory approval of any of its product candidates, and a substantial amount of time may pass before the Company achieves a level of revenues adequate to support its operations, if at all. The Company also expects to incur substantial expenditures in connection with the regulatory approval process for each of its product candidates during their respective developmental periods. Obtaining marketing approval will be directly dependent on the Company’s ability to implement the necessary regulatory steps required to obtain marketing approval in the United States and in other countries. The Company cannot predict the outcome of these activities.

ORAMED PHARMACEUTICALS Inc.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

Based on its current cash resources and commitments, and cash received in private and public offerings in the nine month period ended May 31, 2015 and in the year ended August 31, 2014, the Company believes it will be able to maintain its current planned development activities and the corresponding level of expenditures for at least the next 12 months and beyond the date that the financial statements are issued, although no assurance can be given that it will not need additional funds prior to such time. If there are unexpected increases in general and administrative expenses or research and development expenses, the Company may need to seek additional financing during the next 12 months.

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

NOTE 2 - COMMITMENTS:

a.	On September 11, 2011, the Subsidiary entered into an agreement with Hadasit, the Company's Chief Medical and Technology Officer (the “CTO”) and Dr. Daniel Schurr (the “Hadasit Agreement”) to retain consulting and clinical trial services. According to the Hadasit Agreement, Hadasit will be entitled to a consideration of $200 to be paid by the Subsidiary in accordance with the actual progress of the studies, $105 of which were recognized through May 31, 2015. See also note 1a(1).

b.	On February 15, 2011, the Subsidiary entered into a consulting agreement with a third party (the “Consultant”) for a period of five years, pursuant to which the Consultant will provide consultation on scientific and clinical matters. The Consultant is entitled to a fixed monthly fee of $8, royalties of 8% of the net royalties actually received by the Subsidiary in respect of the patent that was sold to Entera Bio Ltd. (“Entera”) on March 31, 2011 and an option to purchase up to 20,834 shares of the Company at an exercise price of $6.00 per share. The option vests in five annual installments commencing February 16, 2012 and expires on February 16, 2021. The fair value of the option as of May 31, 2015 was $106, using the following assumptions: dividend yield of 0%; expected term of 5.72 years; expected volatility of 81.40%; and risk-free interest rate of 1.86%. The fair value of the unvested options is remeasured at each balance sheet reporting date and is recognized over the related service period using the straight-line method.

ORAMED PHARMACEUTICALS Inc.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

NOTE 2 - COMMITMENTS (continued):

c.	On April 28, 2013, the Subsidiary entered into a new lease agreement for its office facilities in Israel, which replaced the lease agreement from 2012. The new lease agreement is for a period of 36 months commencing November 4, 2013. The annual lease payment is NIS 89,000 from 2014 through 2016, and will be linked to the increase in the Israeli consumer price index (“CPI”) (as of May 31, 2015, the future annual lease payments under the new agreement will be $24, based on the exchange rate as of May 31, 2015).

As security for its obligation under this lease agreement the Company provided a bank guarantee in an amount equal to three monthly lease payments.

d.	On May 13, 2014, the Company entered into a consulting agreement with a third party advisor for a period of twelve months, pursuant to which the advisor provided investor relations services and was entitled to receive a monthly cash fee and 15,000 shares of the Company’s common stock issued in four equal installments, on or about each of August 1, 2014, November 1, 2014, February 1, 2015 and May 1, 2015. As of May 31, 2015, the Company issued to such advisor 15,000 shares. The aggregate fair value of the shares at the date of the grant was $107.

e.	On February 6, 2014, the Subsidiary entered into a second agreement with a clinical research organization (“CRO”), for its Phase IIa clinical trial for an oral insulin capsule for type 1 diabetes patients, which was completed in October 2014. As consideration for its services, the Subsidiary paid the CRO a total amount of approximately $280 during the term of the engagement and based on achievement of certain milestones, all of which were recognized through May 31, 2015.

On July 22, 2014, the Subsidiary entered into a third agreement with the same CRO, for its Phase IIb clinical trial for an oral insulin capsule for type 2 diabetes patients, which began in the second quarter of calendar year 2015. As consideration for its services, the Subsidiary will pay the CRO a total amount of approximately $3,290 during the term of the engagement and based on achievement of certain milestones, $768 of which were recognized through May 31, 2015.

f.	On March 3, 2014, the Subsidiary entered into an additional agreement with a vendor, for the process development and production of one of its oral capsule ingredients in the amount of $311, $40 of which were recognized through May 31, 2015, and bonus payments of up to $600 that will be paid upon achieving certain milestones, as described in the agreement and which were not recognized through May 31, 2015.

On May 15, 2014, the Subsidiary entered into an additional agreement with the same vendor, for the process development and production of the same capsule ingredients in the amount of $217, all of which was recognized through May 31, 2015.

On December 12, 2014, the Subsidiary entered into an additional agreement with the same vendor, for the process development and production of the same capsule ingredients in the amount of $550, $430 of which was recognized through May 31, 2015.

ORAMED PHARMACEUTICALS Inc.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

NOTE 2 - COMMITMENTS (continued):

g.	On May 26, 2014, the Subsidiary entered into a supply agreement with another vendor, according to which the vendor will manufacture capsules for total consideration of $214, $174 of which was recognized through May 31, 2015.

h.	On February 2, 2015, the Subsidiary entered into an agreement with a different CRO, for a glucose clamp clinical study for its oral insulin capsule. As consideration for its services, the Subsidiary will pay the CRO a total amount of approximately $276 during the term of the engagement and based on achievement of certain milestones, $55 of which was recognized through May 31, 2015.

i.	On January 20, 2015, the Subsidiary entered into a purchase order for the manufacturing of insulin capsules for total consideration of Swiss Franc (“CHF”) 211 (approximately $241) of which CHF 104 (approximately $118) was recognized through May 31, 2015.

j.	Grants from Bio-Jerusalem

The Subsidiary is committed to pay royalties to the Bio-Jerusalem fund on proceeds from future sales at a rate of 4% and up to 100% of the amount of the grant received by the Company (Israeli CPI linked) at the total amount of $65. As of May 31, 2015, the Subsidiary had not yet realized any revenues and did not incur any royalty liability.

During the nine month period ended May 31, 2015, the Company received no grants from the Bio-Jerusalem fund.

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

As of May 31, 2015, the Subsidiary had not yet realized any revenues from said projects and did not incur any royalty liability. The total amount that was actually received through May 31, 2015 was $2,160.

l.	For the nine and three month periods ended May 31, 2015, the research and development expenses are presented net of OCS and Bio-Jerusalem fund grants, in the total amount of $48 and $31, respectively.

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

As of May 31, 2015, the assets or liabilities measured at fair value were comprised of available for sale securities (Level 1). See also note 4.

As of May 31, 2015, the carrying amount of cash and cash equivalents, short term deposits, other current assets, accounts payables and accrued expenses approximates their fair values due to the short-term maturities of these instruments.

The fair value of long-term deposits also approximates their carrying value, since they bear interest at rates close to the prevailing market rates. The long-term bank deposits bear an annual interest rate of 0.93%-1.00% and will mature during the fourth quarter of fiscal year 2016. The amounts funded in respect of employee rights are stated at cash surrender value which approximates its fair value.

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

As of May 31, 2015, marketable securities consisted wholly of equity securities of D.N.A Biomedical Solutions Ltd ("D.N.A"). D.N.A’s ordinary shares are traded on the Tel Aviv Stock Exchange and have a quoted price. The fair value of those securities is measured at the quoted prices of the securities on the measurement date.

ORAMED PHARMACEUTICALS Inc.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

NOTE 4 - MARKETABLE SECURITIES (continued):

During the nine month period ended May 31, 2014, the Subsidiary sold in aggregate 2,625,989 of the D.N.A ordinary shares for total consideration of $138. During the nine month period ended May 31, 2015, the Group did not sell any of the D.N.A ordinary shares.

As of May 31, 2015, the Group owns approximately 9.6% of D.N.A’s outstanding ordinary shares.

The cost of the securities as of May 31, 2015 and August 31, 2014 is $595.

The cost of the securities sold and the amount reclassified out of accumulated other comprehensive income into financial income (amounting to $0 and $80 during the nine month periods ended May 31, 2015 and 2014, respectively, and to $0 and $36 during the three month periods ended May 31, 2015 and 2014, respectively) were determined by specific identification.

NOTE 5 - STOCK HOLDERS’ EQUITY:

a.	On November 3, 2014, the Company entered into a Stock Purchase Agreement with Guangxi Wuzhou Pharmaceutical (Group) Co., Ltd. (the “Investor”), pursuant to which the Company issued to the Investor an aggregate of 696,378 shares of common stock, at a price of $7.18 per share, which was equal to the closing price of the Company’s common stock on the Nasdaq Capital Market on October 31, 2014, for aggregate gross proceeds of approximately $5,000. The net proceeds to the Company from the offering were approximately $4,833, after deducting a finder's fee of $150 and other offering expenses of the Company. The offering closed on November 28, 2014.

b.	On April 2, 2015, the Company entered into an at the market issuance sales agreement (the “Sales Agreement”) with MLV & Co. LLC (“MLV”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $25 million from time to time, at its option, through MLV as its sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-193557), including a prospectus dated April 10, 2014, as supplemented by a prospectus supplement dated April 2, 2015. The Company will pay MLV a commission of 3.0% of the gross proceeds of the sale of any shares sold through MLV. To date, no shares have been sold under the Sales Agreement.

ORAMED PHARMACEUTICALS Inc.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

NOTE 6 - STOCK-BASED COMPENSATION:

a.	On November 13, 2014, the Company granted a total of 19,576 restricted stock units (“RSUs”) representing a right to receive shares of the Company’s common stock to the Company’s Chief Executive Officer and director (the “CEO”), and the CTO, both related parties. The RSUs vested in two equal installments, each of 9,788 shares, on November 30 and December 31, 2014. The total fair value of these RSUs on the date of grant was $135, using the quoted closing market share price of $6.90 on the Nasdaq Capital Market on the date of grant. The shares of common stock underlying the RSUs will be issued upon request of the grantee. As of May 31, 2015, a total of 19,576 RSUs were vested and outstanding.

b.	On November 13, 2014, the Company granted a total of 10,872 RSUs representing a right to receive shares of the Company’s common stock to four members of the Company's Board of Directors. The RSUs vested on January 1, 2015. The total fair value of these RSUs on the date of grant was $75, using the quoted closing market share price of $6.90 on the Nasdaq Capital Market on the date of grant.

c.	On February 23, 2015, the Company granted a total of 159,696 RSUs representing a right to receive shares of the Company’s common stock to the Company’s CEO and the CTO, both related parties. The RSUs vest in 23 installments consisting of one installment of 13,308 shares on February 28, 2015 and 22 equal monthly installments of 6,654 shares each, commencing March 31, 2015. The total fair value of these RSUs on the date of grant was $728, using the quoted closing market share price of $4.56 on the Nasdaq Capital Market on the date of grant. The shares of common stock underlying the RSUs will be issued upon request of the grantee. As of May 31, 2015, a total of 33,270 RSUs were vested and outstanding.

d.	On February 23, 2015, the Company granted a total of 88,712 RSUs representing a right to receive shares of the Company’s common stock to four members of the Company's Board of Directors (22,178 RSUs to each director). The RSUs vest in two equal installments, each of 44,356 shares, on December 31, 2015 and December 31, 2016. The total fair value of these RSUs on the date of grant was $405, using the quoted closing market share price of $4.56 on the Nasdaq Capital Market on the date of grant.

e.	On February 23, 2015, the Company granted a total of 46,560 RSUs to an employee of the Subsidiary. The RSUs vest in 23 installments, consisting of one installment of 3,880 shares on February 28, 2015 and 22 equal monthly installments of 1,940 shares each, commencing March 31, 2015. The total fair value of these RSUs on the date of grant was $212, using the quoted closing market share price of $4.56 on the Nasdaq Capital Market on the date of grant.

f.	On February 23, 2015, the Company granted a total of 16,656 RSUs to employees of the Subsidiary. The RSUs vest in 23 installments, consisting of one installment of 1,388 shares on February 28, 2015 and 22 equal monthly installments of 694 shares each, commencing March 31, 2015. The total fair value of these RSUs on the date of grant was $76, using the quoted closing market share price of $4.56 on the Nasdaq Capital Market on the date of grant.

ORAMED PHARMACEUTICALS Inc.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

NOTE 6 - STOCK BASED COMPENSATION (continued):

g.	On April 1, 2015, the Company granted a total of 4,632 RSUs to an employee of the Subsidiary. The RSUs vest in 21 installments, consisting of one installment of 772 shares on April 30, 2015 and 20 equal monthly installments of 193 shares each, commencing May 31, 2015. The total fair value of these RSUs on the date of grant was $30, using the quoted closing market share price of $6.39 on the Nasdaq Capital Market on the date of grant.

NOTE 7 - RELATED PARTIES - TRANSACTIONS:

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

NOTE 8 - SUBSEQUENT EVENT

On June 4, 2015, the Company entered into a letter agreement (the “Engagement Letter”) with H.C. Wainwright & Co., LLC (“HCW”), pursuant to which HCW agreed to serve as exclusive agent, advisor or underwriter in any offering of the Company occurring between June 4, 2015 and July 4, 2015. On June 5, 2015, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell, in a registered direct offering (the “June 2015 Offering”): (1) an aggregate of 714,286 shares (the “Shares”) of the Company’s common stock at a price of $7.50 per Share to six investors (the “Purchasers”) and (2) at the option of each Purchaser (the “Overallotment Right”), additional shares of the Company’s common stock (the “Overallotment Shares”) up to the number equal to the number of Shares purchased by such Purchaser and at a price of $10.00 per Overallotment Share. The closing of the sale of the Shares occurred on June 10, 2015. The Overallotment Right shall be exercisable beginning December 10, 2015, and shall remain exercisable until December 10, 2016. Pursuant to the Engagement Letter, HCW received, for its services in the June 2015 Offering, a fee equal to 7% of the gross proceeds raised in the June 2015 Offering and an expense allowance of 1% of the gross proceeds raised in the June 2015 Offering, and affiliates of HCW received warrants to purchase 28,571 shares of common stock of the Company, exercisable for a period of three years and with an exercise price of $10.00 per share. The net proceeds to the Company from the June 2015 Offering were approximately $4,900, after deducting HCW’s expenses and other offering expenses of the Company.

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

Recent business developments

Product Candidates

In September 2013, we submitted a pre-Investigational New Drug, or pre-IND, package to the U.S. Food and Drug Administration, or FDA, for ORMD-0901, our oral exenatide capsule, for a Phase 2 clinical trial on healthy volunteers and type 2 diabetic patients. We began pre-clinical studies in November 2014 and expect to begin non-U.S. based Phase Ib trials and IND-enabling studies in the third quarter of calendar year 2015. We then intend to then file an IND and move immediately and directly into a large Phase II multi-center trial in the United States.

We originally filed an IND with the FDA in December 2012 for clearance to begin a Phase II clinical trial of ORMD-0801, in order to evaluate the safety, tolerability and efficacy of our oral insulin capsule on type 2 diabetic volunteers. Because the identical formulation of ORMD-0801 had not yet been studied in humans at bedtime, in February 2013 the FDA noted concerns about mitigating potential risks of severe hypoglycemia and requested that we perform a sub-study in a controlled in-patient setting for a one-week period prior to beginning the larger multi-centered Phase II trial. As a result, we withdrew the original IND and, in April 2013, we submitted a new IND for the Phase IIa sub-study. Following the FDA’s clearance to proceed in May 2013, we began the Phase IIa sub-study in July 2013. As we announced in January 2014, the Phase IIa sub-study met all primary and secondary endpoints. Specifically, the Phase IIa study evaluated the pharmacodynamic effects of ORMD-0801 on mean nighttime glucose (determined using a continuous glucose monitor). The results showed that ORMD-0801 exhibited a sound safety profile, led to reduced mean daytime and nighttime glucose readings and lowered fasting blood glucose concentrations, when compared to placebo. In addition, no serious adverse events occurred during this study, and the only adverse events that occurred were not drug related. In light of these results, we moved forward and initiated the Phase IIb clinical trial on 180 type 2 diabetic patients and will be conducted in approximately 30 sites in the United States, beginning in June 2015. This double-blind, randomized, 28-day study clinical trial is designed to assess the safety and efficacy of ORMD-0801 and will investigate ORMD-0801 over a longer treatment period and which will have statistical power to give us greater insight into the drug’s efficacy. We anticipate the last patient will complete this trial during the second quarter of calendar year 2016.

We are also conducting additional study of our oral insulin capsule on type 2 diabetic volunteers that will be performed at The University of Texas Health Science Center at San Antonio and University Health System’s Texas Diabetes Institute. The glucose clamp is a method for quantifying insulin absorption in order to measure a patient’s insulin sensitivity and how well a patient metabolizes glucose. As previously announced, the first patient has been enrolled and we anticipate completing the study in the fourth quarter of calendar year 2015.

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

The table below gives an overview of our product pipeline (calendar quarters):

		Phase I	Phase II	Phase III	Timeline
ORMD-0801 oral insulin	Type 2 diabetes				Q1 ’14: Phase IIa completed Q2 ’15: Phase IIb multi-center study initiated

	Type 1 diabetes				Q3 ’14: Phase IIa completed
ORMD-0901 oral GLP-1	Type 2 diabetes				Q3 ’14: Preclinical/IND studies initiated Q3 ’15: Phase Ib ex-US study projected initiation. Q2 ’16: Phase II multi-center study projected initiation

Results of Operations

Comparison of nine and three month periods ended May 31, 2015 and 2014

The following table summarizes certain statements of operations data for the Company for the nine and three month periods ended May 31, 2015 and 2014 (in thousands of dollars except share and per share data):

	Nine months ended		Three months ended
	May 31,		May 31,
	2015	2014	2015	2014

Research and development expenses, net	$3,353	$2,513	$915	$1,089
General and administrative expenses	1,857	1,744	719	814
Financial income, net	(94)	(190)	(51)	(75)
Net loss for the period	$5,116	$4,067	$1,583	$1,828
Loss per common share – basic and diluted	$(0.48)	$(0.45)	$(0.15)	$(0.18)

Weighted average common shares outstanding	10,598,692	8,988,446	10,827,898	9,888,126

Research and development expenses

Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, payroll taxes, employee benefits, costs of materials, supplies, the cost of services provided by outside contractors, including services related to our clinical trials, clinical trial expenses, the full cost of manufacturing drugs for use in research, and preclinical development. All costs associated with research and development are expensed as incurred.

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

Research and development expenses for the nine months ended May 31, 2015 increased by 33% to $3,353,000, from $2,513,000 for the nine months ended May 31, 2014. The increase is mainly attributable to preparing for the initiation of our Phase IIb clinical trial. Stock-based compensation costs for the nine months ended May 31, 2015 totaled $479,000, as compared to $665,000 during the nine months ended May 31, 2014.

Research and development expenses for the three months ended May 31, 2015 decreased by 16% to $915,000, from $1,089,000 for the three months ended May 31, 2014. The decrease is mainly attributable to a decrease in stock-based compensation costs which decreased from $370,000 during the three months ended May 31, 2014, to $186,000 in the three months ended May 31, 2015.

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

In the nine and three month periods ended May 31, 2015, we recognized research and development grants in an amount of $48,000 and $31,000, respectively, and in the nine and three months ended May 31, 2014, we recognized research and development grants in an amount of $334,000 and $194,000, respectively. As of May 31, 2015, we had no contingent liabilities to the OCS.

General and administrative expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, traveling, business development costs, insurance expenses and other general costs.

General and administrative expenses for the nine months ended May 31, 2015 increased by 6% to $1,857,000 from $1,744,000 for the nine months ended May 31, 2014. The increase in costs incurred related to general and administrative activities during the nine months ended May 31, 2015 is mainly due to the increase in stock-based compensation expenses, which increased from $375,000 during the nine months ended May 31, 2014 to $550,000 in the nine months ended May 31, 2015, which is attributed to awards granted to directors and officers during the nine months ended May 31, 2015.

General and administrative expenses for the three months ended May 31, 2015 decreased by 12% to $719,000 from $814,000 for the three months ended May 31, 2014. The decrease in costs incurred related to general and administrative activities during the three months ended May 31, 2015 is mainly due to the decrease in stock-based compensation expenses, which decreased from $337,000 during the three months ended May 31, 2014 to $278,000 in the three months ended May 31, 2015.

Financial income, net

Net financial income decreased by 51% from net income of $190,000 for the nine months ended May 31, 2014 to net income of $94,000 for the nine months ended May 31, 2015. The decrease is mainly due to a decrease in income from exchange rate differences and to a decrease in capital gain on marketable securities, which decreased from $80,000 during the nine months ended May 31, 2014 to zero in the nine months ended May 31, 2015.

During the three months ended May 31, 2015, net financial income totaled $51,000, compared to $75,000 for the three months ended May 31, 2014. The decrease of 27% in net financial income during the three months ended May 31, 2015, as compared to the three months ended May 31, 2014, is attributable to the same reasons described above.

Other comprehensive income

Subsequent decrease in the fair value of available for sale securities previously written down as impaired for the nine months ended May 31, 2015 of $8,000 resulted from the decrease in fair value of the ordinary shares of D.N.A Biomedical Solutions Ltd, or D.N.A, that we hold, and subsequent increase in the fair value of available for sale securities previously written down as impaired for the nine months ended May 31, 2014 of $34,000 resulted from the increase in fair value of the shares of D.N.A that we hold. Unrealized losses on available for sale securities for the nine months ended May 31, 2015 of $281,000 resulted from the decrease in fair value of our D.N.A ordinary shares. Unrealized gains on available for sale securities for the nine months ended May 31, 2014 of $211,000 resulted from the increase in fair value of our D.N.A ordinary shares. Reclassification adjustments for gains included in net loss for the nine months ended May 31, 2014 of $80,000 resulted from the sale of 1,625,989 of our D.N.A ordinary shares in October and November 2013 and January 2014.

Subsequent increase in the fair value of available for sale securities previously written down as impaired for the three months ended May 31, 2014 of $20,000 resulted from the increase in fair value of the D.N.A ordinary shares, while there was no change in the fair value of available for sale securities previously written down as impaired for the three months ended May 31, 2015. Unrealized gain on available for sale securities for the three months ended May 31, 2015 of $62,000 resulted from the increase in fair value of our D.N.A ordinary shares. Unrealized loss on available for sale securities for the three months ended May 31, 2014 of $323,000 resulted from the decrease in fair value of our D.N.A ordinary shares.

Liquidity and capital resources

From inception through May 31, 2015, we have incurred losses in an aggregate amount of $32,936,000. During that period we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of $40,580,000, net of transaction costs. During that period we also received cash consideration of $1,870,000 from the exercise of warrants and options. We will seek to obtain additional financing through similar sources in the future as needed. As of May 31, 2015, we had $3,847,000 of available cash, $12,549,000 of short term bank deposits, $4,802,000 of long term bank deposits and $758,000 of marketable securities. We anticipate that we will require approximately $11.6 million to finance our activities during the 12 months following May 31, 2015.

On June 4, 2015, we entered into a letter agreement, or the Engagement Letter, with H.C. Wainwright & Co., LLC, or HCW, pursuant to which HCW agreed to serve as exclusive agent, advisor or underwriter in any offering by us occurring between June 4, 2015 and July 4, 2015. On June 5, 2015, we entered into a Securities Purchase Agreement, pursuant to which we agreed to sell, in a registered direct offering, or the June 2015 Offering: (1) an aggregate of 714,286 of shares, or the Shares, of our common stock at a price of $7.50 per Share to six investors, or the Purchasers, and (2) at the option of each Purchaser, or the Overallotment Right, additional shares of our common stock, or the Overallotment Shares, up to the number equal to the number of Shares purchased by such Purchaser and at a price of $10.00 per Overallotment Share. The closing of the sale of the Shares occurred on June 10, 2015. The Overallotment Right shall be exercisable beginning December 10, 2015, and shall remain exercisable until December 10, 2016. Pursuant to the Engagement Letter, HCW received, for its services in the June 2015 Offering, a fee equal to 7% of the gross proceeds raised in the June 2015 Offering and an expense allowance of 1% of the gross proceeds raised in the June 2015 Offering, and affiliates of HCW received warrants to purchase 28,571 shares of our common stock, exercisable for a period of three years and with an exercise price of $10.00 per share. The net proceeds to us from the June 2015 Offering, after deducting HCW’s fees and expenses and our offering expenses, were approximately $4,900,000.

Management continues to evaluate various financing alternatives for funding future research and development activities and general and administrative expenses through fundraising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors, including the investor in connection with the private placement entered into in November 2014, the June 2015 Offering and future public offerings. Based on our current cash resources and commitments, including cash received in a private placement in the period ended May 31, 2015, and the June 2015 Offering, we believe we will be able to maintain our current planned development activities and the corresponding level of expenditures for at least the next 12 months and beyond.

As of May 31, 2015, our total current assets were $17,303,000 and our total current liabilities were $765,000. On May 31, 2015, we had a working capital surplus of $16,538,000 and an accumulated loss of $32,936,000. As of August 31, 2014, our total current assets were $21,778,000 and our total current liabilities were $973,000. On August 31, 2014, we had a working capital surplus of $20,805,000 and an accumulated loss of $27,820,000. The decrease in working capital from August 31, 2014 to May 31, 2015 was primarily due to the investment of a portion of the proceeds from our private placement completed in November 2014 in long term bank deposits.

During the nine month period ended May 31, 2015, cash and cash equivalents increased to $3,847,000 from the $1,762,000 reported as of August 31, 2014, which is due to the reasons described below.

Operating activities used cash of $3,917,000 in the nine month period ended May 31, 2015, as compared to $3,266,000 used in the nine months ended May 31, 2014. Cash used for operating activities in the nine months ended May 31, 2015 and 2014 primarily consisted of net loss resulting from research and development and general and administrative expenses, partially offset by stock-based compensation amounts.

During the nine month period ended May 31, 2015, we received $93,000 in OCS grants towards our research and development expenses, while we recognized the amount of $48,000 during such period and $334,000 was recognized in the nine month period ended May 31, 2014. During the nine month period ended May 31, 2014, we received $125,000 in OCS grants. The amounts that were received but not recognized during the nine month period ended May 31, 2015, were recognized during fiscal year 2014. The OCS has supported our activity in the past five years.

Investing activities provided cash of $1,173,000 in the nine month period ended May 31, 2015, as compared to $13,179,000 used in the nine month period ended May 31, 2014. Cash provided by investing activities in the nine months ended May 31, 2015 consisted primarily of the proceeds from short term bank deposits, while cash used in investing activities in the nine months ended May 31, 2014 consisted primarily of the acquisition of short-term bank deposits.

Financing activities provided cash of $4,841,000 in the nine month period ended May 31, 2015, as compared to $16,638,000 in the nine month period ended May 31, 2014. Financing activities in the nine month periods ended May 31, 2015 and 2014 consisted of proceeds from our issuance of common stock and proceeds from exercise of warrants and options in each period.

Off-balance sheet arrangements

As of May 31, 2015, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Planned Expenditures

The estimated expenses referenced herein are in accordance with our business plan. Since our technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the twelve months beginning June 1, 2015 are as follows (in thousands):

Category	Amount

Research and development	$9,420
General and administrative expenses	2,240
Financial income, net	(100)
Total	$11,560

In June 2015, we initiated a Phase IIb clinical trial for our orally ingested insulin and we are conducting, or planning to conduct, further clinical studies with our oral exenatide capsule, and others.  Our ability to complete these expected activities is dependent on several major factors including the ability to attract sufficient financing on terms acceptable to us.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the three months ended May 31, 2015. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On each of March 4 and May 3, 2015, we issued 3,750 shares of our common stock to Corporate Profile, LLC, or Corporate Profile, in payment of a portion of the consulting fee for investor relations services owed to Corporate Profile pursuant to a Letter Agreement, dated May 13, 2014, between us and Corporate Profile and a Stock Purchase Agreement, dated May 13, 2014, between us and Corporate Profile. We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6 - EXHIBITS

Number	Exhibit
4.1	Form of Warrant issued on June 10, 2015.*
10.1	Securities Purchase Agreement, dated June 5, 2015, between the Company and the purchasers party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed June 5, 2015).
10.2	Engagement Letter, dated June 4, 2015, between the Company and H.C. Wainwright & Co., LLC (incorporated by reference from the Company’s Current Report on Form 8-K filed June 5, 2015).
31.1*	Certification Statement of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification Statement of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification Statement of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification Statement of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Date: July 1, 2015	By:	/s/ Nadav Kidron
Nadav Kidron
President and Chief Executive Officer

Date: July 1, 2015	By:	/s/ Yifat Zommer
Yifat Zommer
Chief Financial Officer
(principal financial and accounting officer)

