Form 10-Q
period 2015-11-30
ORAMED PHARMACEUTICALS INC.
filed 2016-01-13
CIK 1176309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

Yes ☐    No ☒

As of January 12, 2016, there were 13,095,661 shares of the issuer’s common stock, $0.012 par value per share, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and the “Company” mean Oramed Pharmaceuticals Inc. and our wholly-owned Israeli subsidiary, Oramed Ltd., unless otherwise indicated.  All dollar amounts refer to U.S. Dollars unless otherwise indicated.

On November 30, 2015, the exchange rate between the New Israeli Shekel, or NIS, and the dollar, as quoted by the Bank of Israel, was NIS 3.877 to $1.00. Unless indicated otherwise by the context, statements in this Quarterly Report on Form 10-Q that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2015

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Balance sheets	2
Statements of comprehensive loss	3
Statements of changes in stockholders’ equity	4
Statements of cash flows	5
Notes to financial statements	6-15

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	November 30,	August 31,
	2015	2015
Assets
CURRENT ASSETS:
Cash and cash equivalents	$1,949	$3,213
Short term deposits	11,127	11,928
Marketable securities	1,984	2,088
Restricted cash	16	16
Prepaid expenses and other current assets	112	127
Total current assets	15,188	17,372

LONG TERM ASSETS:
Long term deposits and investment	8,051	8,022
Marketable securities	623	940
Amounts funded in respect of employee rights upon retirement	9	9
Property and equipment, net	12	11
Total long term assets	8,695	8,982
Total assets	$23,883	$26,354

Liabilities and stockholders' equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$768	$953
Advance on account of license agreement (see note 1a1)	500	500
Related parties	36	36
Total current liabilities	1,304	1,489

LONG TERM LIABILITIES:
Employee rights upon retirement	12	11
Provision for uncertain tax position	26	26
	38	37
COMMITMENTS (note 2)

STOCKHOLDERS' EQUITY:
Common stock, $0.012 par value (30,000,000 authorized shares; 11,602,652 and 11,563,077 shares issued and outstanding as of November 30, 2015 and August 31, 2015, respectively)	138	138
Additional paid-in capital	59,693	59,184
Accumulated other comprehensive income	152	558
Accumulated loss	(37,442)	(35,052)
Total stockholders' equity	22,541	24,828
Total liabilities and stockholders' equity	$23,883	$26,354

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	Three months ended
	November 30,	November 30,
	2015	2014

RESEARCH AND DEVELOPMENT EXPENSES, NET	$1,901	$1,302
GENERAL AND ADMINISTRATIVE EXPENSES	548	600
OPERATING LOSS	2,449	1,902
FINANCIAL INCOME	(76)	(27)
FINANCIAL EXPENSES	17	21
NET LOSS FOR THE PERIOD	$2,390	$1,896

UNREALIZED LOSS ON AVAILABLE FOR SALE SECURITIES	406	359
TOTAL OTHER COMPREHENSIVE LOSS	406	359
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	$2,796	$2,255

LOSS PER SHARE OF COMMON STOCK:
BASIC AND DILUTED LOSS PER COMMON SHARE	$0.21	$0.19
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC AND DILUTED LOSS PER COMMON STOCK	11,572,809	10,142,013

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. Dollars in thousands (except for share data)

(UNAUDITED)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	$	capital	income	loss	equity
	In thousands
BALANCE AS OF AUGUST 31, 2015	11,563	$138	$59,184	$558	$(35,052)	$24,828
SHARES ISSUED FOR SERVICES	4	*	25	-	-	25
EXERCISE OF WARRANTS	27	*	164	-	-	164
STOCK BASED COMPENSATION	9	*	320	-	-	320
NET LOSS	-	-	-	-	(2,390)	(2,390)
OTHER COMPREHENSIVE LOSS	-	-	-	(406)	-	(406)
BALANCE AS OF NOVEMBER 30, 2015	11,603	$138	$59,693	$152	$(37,442)	$22,541

*      Represents an amount of less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(UNAUDITED)

	Three months ended
	November 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,390)	$(1,896)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	1	1
Exchange differences and interest on investments	(34)	(9)
Stock based compensation	320	300
Common stock issued for services	25	26
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and related parties	15	325
Accounts payable, accrued expenses and related parties	(185)	(146)
Liability for employee rights upon retirement	1	-
Total net cash used in operating activities	(2,247)	(1,399)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2)	(2)
Purchase of short term deposits	(600)	(820)
Proceeds from sale of short term deposits	1,420	2,300
Other	-	(2)
Total net cash derived from investing activities	818	1,476

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	164	-
Proceeds from issuance of common stock - net of issuance expenses	-	4,833
Net cash derived from financing activities	164	4,833
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1	(16)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,264)	4,894

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,213	1,762
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,949	$6,656

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

On May 14, 2007, the Company incorporated a wholly-owned subsidiary in Israel, Oramed Ltd. (the “Subsidiary”), which is engaged in research and development. Unless the context indicates otherwise, the term “Group” refers to Oramed Pharmaceuticals Inc. and its Subsidiary.

On March 11, 2011, the Company was reincorporated from the State of Nevada to the State of Delaware.

On November 30, 2015, the Company and the Subsidiary entered into Technology License Agreement (the “License Agreement”) with Hefei Tianhui Incubation of Technologies Co. Ltd. (“HTIT”). According to the License Agreement, the Company will grant HTIT an exclusive commercialization license in the territory of the Peoples Republic of China, Macau and Hong Kong (the “Territory”), related to the Company’s oral insulin capsule, ORMD-0801. Pursuant to the License Agreement, HTIT will conduct, at its own expense, certain pre-commercialization and regulatory activities with respect to the Company’s technology and ORMD-0801 capsule, and will pay to the Company (i) royalties of 10% on net sales of the related commercialized products to be sold by HTIT in the Territory (“Royalties”), and (ii) an aggregate of $37,500, of which $3,000 is payable immediately, $8,000 will be paid by September 2016, subject to the Company entering into certain agreements with certain third parties, and $26,500 will be payable upon achievement of certain milestones and conditions. In the event that the Company will not meet certain conditions the Royalties rate may be reduced to a minimum of 8%. Following the expiration of the Company's patents covering the technology in the Territory (the “Patents”), the Royalties rate may be reduced, under certain circumstances, to 5%.

The Royalties term will commence upon the commercialization of the product and will end upon the later of the expiration of the Patents or fifteen years after the first commercialization of the product in the Territory.

ORAMED PHARMACEUTICALS Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

The closing of the License Agreement was conditioned upon the approval of the Israeli Chief Scientist, which was received on December 21, 2015.

In July 2015, according to the letter of intent signed between the parties or their affiliates, HTIT's affiliate paid the Subsidiary a non-refundable amount of $500 as a no-shop fee. The no-shop fee is presented as an advance on account of the License Agreement among current liabilities.

On December 21, 2015, the Company, its Subsidiary and HTIT entered into an Amended and Restated Technology License Agreement (the “A&R License Agreement”), which replaced the License Agreement between the parties. The material terms of the A&R License Agreement are the same as of the License Agreement. The closing conditions of the A&R License Agreement were met during December 2015, and the initial payment of $3,000 was received in January 2016.

In addition, on November 30, 2015, the Company entered into a Stock Purchase Agreement (“SPA”) with HTIT. For details see note 5.

The Company is evaluating the future revenue recognition of the agreement with HTIT.

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

(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

Based on its current cash resources and commitments, and cash received in private and public offerings in the three month period ended November 30, 2015 and in the year ended August 31, 2015, as well as the investment made by HTIT, the Company believes it will be able to maintain its current planned development activities and the corresponding level of expenditures for at least the next 12 months beyond the date that the financial statements are issued, although no assurance can be given that it will not need additional funds prior to such time. If there are unexpected increases in general and administrative expenses or research and development expenses, the Company may need to seek additional financing during the next 12 months.

b.	Loss per common share

Basic and diluted net loss per common share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding. Outstanding stock options, warrants and restricted stock units have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for all periods presented. The total number of common stock options, warrants and restricted stock units excluded from the calculation of diluted net loss was 2,940,137 and 1,933,520 for the three month periods ended November 30, 2015 and 2014, respectively.

c.	Newly issued and recently adopted Accounting Pronouncements

1)	In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue upon the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017 (early adoption is permitted for the interim and annual periods beginning on or after December 15, 2016). The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

ORAMED PHARMACEUTICALS Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

2)	In January 2016, the FASB issued guidance on recognition and measurement of financial assets and financial liabilities (Accounting Standards Update No. 2016-01) that will supersede most current guidance. Changes to the current United States generally accepted accounting principles (“U.S. GAAP”) model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities.

The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities, is largely unchanged. The classification and measurement guidance will be effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years (early adoption of the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income is permitted). The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

d.	Condensed Consolidated Financial Statements Preparation

The condensed consolidated financial statements included herein have been prepared in accordance with U.S. GAAP and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015 (the “2015 Form 10-K”). These condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair statement of the results of the periods presented. Certain information and disclosures normally included in annual consolidated financial statements have been omitted in this interim period report pursuant to the rules and regulations of the Securities and Exchange Commission. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by U.S. GAAP for annual financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the 2015 Form 10-K. The results for interim periods are not necessarily indicative of a full fiscal year’s results.

ORAMED PHARMACEUTICALS Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 2 - COMMITMENTS:

a.	In March 2011, the Subsidiary sold shares of its investee company, Entera Bio Ltd (“Entera”) to D.N.A Biomedical Solutions Ltd (“D.N.A”) (see also note 4), retaining a 3% interest as of March 2011, which is accounted for as a cost method investment (amounting to $1). In consideration for the shares sold to D.N.A, the Company received a promissory note issued by D.N.A in the principal amount of $450, with an annual interest rate of 0.45% that was fully paid in November 2011, and 8,404,667 ordinary shares of D.N.A.

As part of this agreement, the Subsidiary entered into a patent transfer agreement according to which, the Subsidiary assigned to Entera all of its right, title and interest in and to the patent application that it has licensed to Entera since August 2010. Under this agreement, the Subsidiary is entitled to receive from Entera royalties of 3% of Entera’s net revenues (as defined in the agreement) and a license back of that patent application for use in respect of diabetes and influenza. As of November 30, 2015, Entera had not yet realized any revenues and had not paid any royalties to the Subsidiary.

b.	On September 11, 2011, the Subsidiary entered into an agreement with Hadasit, the Company's Medical and Chief Technology Officer (the “CTO”) and Dr. Daniel Schurr (the “Hadasit Agreement”) to retain consulting and clinical trial services. According to the Hadasit Agreement, Hadasit will be entitled to consideration of $200 to be paid by the Company in accordance with the actual progress of the studies, $111 of which were recognized through November 30, 2015. See also note 1a(1).

c.	On April 28, 2013, the Subsidiary entered into a new lease agreement for its office facilities in Israel. The new lease agreement is for a period of 36 months commencing November 4, 2013.

The annual lease payment will be New Israeli Shekel 89 thousands from 2014 through 2016, and will be linked to the increase in the Israeli consumer price index (“CPI”) (as of November 30, 2015, the future annual lease payments under the new agreement will be $23, based on the exchange rate as of November 30, 2015).

As security for its obligation under this lease agreement the Company provided a bank guarantee in an amount equal to three monthly lease payments.

ORAMED PHARMACEUTICALS Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 2 - COMMITMENTS (continued):

d.	On July 22, 2014, the Subsidiary entered into a Clinical Research Organization Service Agreement with a third party, to retain it as a Clinical Research Organization (“CRO”), for its Phase 2b clinical trial for an oral insulin capsule for type 2 diabetes patients, which began in the second quarter of calendar year 2015. As consideration for its services, the Subsidiary will pay the CRO a total amount of approximately $3,290 during the term of the engagement and based on achievement of certain milestones, $2,388 of which were recognized through November 30, 2015.

e.	On March 3, 2014, the Subsidiary entered into a Master Service Agreement with a vendor for the process development and production of one of its oral capsule ingredients in the amount of $311, $40 of which was recognized through November 30, 2015, and bonus payments of up to $600 that will be paid upon achieving certain milestones, as described in the agreement, none of which was recognized through November 30, 2015.

On December 12, 2014, the Subsidiary entered into an additional agreement with the same vendor, for the process development and production of the same capsule ingredients in the amount of $550, $430 of which was recognized through November 30, 2015.

f.	Grants from the Bio-Jerusalem Fund (“Bio-Jerusalem”)

The Subsidiary is committed to pay royalties to Bio-Jerusalem on proceeds from future sales at a rate of 4% and up to 100% of the amount of the grant received by the Company (Israeli CPI linked) at the total amount of $65.

During the three month period ended November 30, 2015, the Company received no grants from Bio-Jerusalem.

As of November 30, 2015, the Subsidiary had not yet realized any revenues and did not incur any royalty liability.

g.	Grants from the Office of Chief Scientist (“OCS”)

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

The total amount that was received through November 30, 2015 was $2,194.

On November 30, 2015, the Subsidiary had not yet realized any revenues from the said project and did not incur any royalty liability.

ORAMED PHARMACEUTICALS Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 3 - FAIR VALUE:

The Company measures fair value and discloses fair value measurements for financial assets and liabilities. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described as follows:

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

As of November 30, 2015, the assets or liabilities measured at fair value are comprised of available for sale equity securities (level 1).

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.

As of November 30, 2015, the carrying amount of cash and cash equivalents, short term deposits, prepaid expenses and other current assets and accounts payable and accrued expenses approximate their fair values due to the short-term maturities of these instruments.

As of November 30, 2015, the carrying amount of long term deposits approximates their fair values due to the stated interest rates which approximate market rates.

The amounts funded in respect of employee rights are stated at cash surrender value which approximates its fair value.

ORAMED PHARMACEUTICALS Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - MARKETABLE SECURITIES:

The Group's marketable securities include investments in equity securities of D.N.A and in held to maturity bonds.

a.	Composition:

	November 30, 2015	August 31, 2015
Short term:
D.N.A (see b below)	$747	$1,153
Held to maturity bonds (see c below)	1,237	935
	$1,984	$2,088
Long term:
Held to maturity bonds (see c below)	$623	$940

b.	D.N.A

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

During the three month period ended November 30, 2015, the Group did not sell any of the D.N.A ordinary shares.

As of November 30, 2015, the Group owns approximately 8.7% of D.N.A’s outstanding ordinary shares.

The cost of the securities as of November 30, 2015 and August 31, 2015 is $590.

ORAMED PHARMACEUTICALS Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - MARKETABLE SECURITIES (continued):

c.	Held to maturity bonds

The amortized cost and estimated fair value of held-to-maturity securities at November 30, 2015, are as follows:

	November 30, 2015
	Amortized cost	Gross unrealized losses	Estimated fair value
Short term:
Commercial bonds	$1,219	$2	$1,217
Accrued interest	18	-	18

Long term	623	2	621
	$1,860	$4	$1,856

As of November 30, 2015, the contractual maturities of debt securities classified as held-to-maturity are as follows: after one year through two years, $1,237, and the yield to maturity rates vary between 0.57% to 1.31%.

NOTE 5 - STOCK HOLDERS’ EQUITY

On November 30, 2015, the Company entered into an SPA with HTIT, pursuant to which HTIT agreed to buy and the Company agreed to sell 1,155,367 restricted shares of common stock of the Company at a price of approximately $10.39 per share, for the aggregate amount of $12,000. The transaction closed and the consideration was received during December 2015.

NOTE 6 - STOCK BASED COMPENSATION

On November 19, 2015, options to purchase an aggregate of 22,000 of the Company’s shares of common stock were granted to two consultants at an exercise price of $7.36 per share (equivalent to the traded market price on the date of grant). 10,000 of the options vest in one installment on December 1, 2015, and the remaining 12,000 options vest in twelve equal quarterly installments, commencing January 1, 2016. All the options will expire on November 19, 2025. The fair value of the options as of November 30, 2015 was $168, using the following assumptions: dividend yield of 0%; expected term of 9.98 years; expected volatility of 80.49%; and risk-free interest rate of 2.21%. The fair value of the unvested options is remeasured at each balance sheet reporting date and is recognized over the related service period using the straight-line method.

ORAMED PHARMACEUTICALS Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 7 - SUBSEQUENT EVENT

On January 4, 2016, the Company’s President, Chief Executive Officer and director (the “CEO”), in his personal capacity as a shareholder of the Company, and a leading investor of the Company, terminated a letter agreement dated November 29, 2012, between the parties, which entitled the leading investor to certain stock compensation from the CEO under certain conditions.

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

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Words such as “expects,” “anticipates,” “intends,” “plans,” “planned expenditures,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Quarterly Report on Form 10-Q.  Additionally, statements concerning future matters are forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements include, among other statements, statements regarding the following:

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015, or our Annual Report, as filed with the Securities and Exchange Commission, or the SEC, on November 25, 2015, as well as those discussed elsewhere in our Annual Report and in this Quarterly Report on Form 10-Q.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report on Form 10-Q which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Overview of Operations

We are a pharmaceutical company currently engaged in the research and development of innovative pharmaceutical solutions, including an oral insulin capsule to be used for the treatment of individuals with diabetes, and the use of orally ingestible capsules or pills for delivery of other polypeptides.

Recent business developments

Product Candidates

We initiated a Phase IIb clinical trial on approximately 180 type 2 diabetic patients in approximately 30 sites in the United States, beginning in June 2015. This double-blind, randomized, 28-day study clinical trial is conducted under an Investigational New Drug application, or IND, with the U.S. Food and Drug Administration, or FDA. The clinical trial is designed to assess the safety and efficacy of ORMD-0801, will investigate ORMD-0801 over a longer treatment period and will have statistical power to give us greater insight into the drug’s efficacy. We anticipate that the last patient will complete this trial during the first quarter of calendar year 2016.

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

In September 2013, we submitted a pre-IND, package to the FDA, for ORMD-0901, our oral exenatide capsule, for a Phase 2 clinical trial on healthy volunteers and type 2 diabetic patients.  We began pre-clinical studies in November 2014 and expect to begin IND-enabling studies in the second quarter of calendar year 2016. We then intend to file an IND and move immediately and directly into a large Phase II multi-center trial in the United States. In August 2015, we began a non-FDA approved clinical trial on type 2 diabetic patients, and we anticipate it will be completed during the first quarter of calendar year 2016.

The table below gives an overview of our product pipeline (calendar quarters):

Out-Licensed Technology

On November 30, 2015, we, our Israeli subsidiary and Hefei Tianhui Incubation of Technologies Co. Ltd., or HTIT, entered into a Technology License Agreement, or the License Agreement, according to which we will grant HTIT an exclusive commercialization license in the territory of the Peoples Republic of China, Macau and Hong Kong, or the Territory, related to our oral insulin capsule, ORMD-0801. Pursuant to the License Agreement, HTIT will conduct, at its own expense, certain pre-commercialization and regulatory activities with respect to our technology and ORMD-0801 capsule, and will pay (i) royalties of 10% on net sales of the related commercialized products to be sold by HTIT in the Territory, or Royalties, and (ii) an aggregate of approximately $37.5 million, of which $3 million is payable immediately, $8 million will be paid in near term installments subject to our entry into certain agreements with certain third parties, and $26.5 million will be payable upon achievement of certain milestones and conditions. In the event that we will not meet certain conditions the Royalties rate may be reduced to a minimum of 8%. We also entered into a separate securities purchase agreement with HTIT, or the SPA, pursuant to which HTIT invested $12 million in us in December 2015 (see – “Liquidity and capital resources” below). In connection with the License Agreement and the SPA, we received a non-refundable payment of $500,000 as a no-shop fee.

On December 21, 2015, the parties entered into an Amended and Restated Technology License Agreement, or the A&R License Agreement, which replaced the License Agreement. The material terms of the A&R License Agreement are the same as of the License Agreement. The closing conditions of the A&R License Agreement were met during December 2015, and the initial payment of $3 million was received in January 2016.

Results of Operations

Comparison of three month periods ended November 30, 2015 and 2014

The following table summarizes certain statements of operations data for the Company for the three month periods ended November 30, 2015 and 2014 (in thousands of dollars except share and per share data):

	Three months ended
	November 30,
	2015	2014

Research and development expenses, net	$1,901	$1,302
General and administrative expenses	548	600
Financial income, net	(59)	(6)
Net loss for the period	$2,390	$1,896
Loss per common share – basic and diluted	$(0.21)	$(0.19)
Weighted average common shares outstanding	11,572,809	10,142,013

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

Research and development expenses for the three months ended November 30, 2015 increased by 46% to $1,901,000, from $1,302,000 for the three months ended November 30, 2014. The increase is mainly attributable to expenses related to clinical trials and mainly our Phase IIb clinical trial. Stock based compensation costs for the three months ended November 30, 2015 totaled $184,000, as compared to $164,000 during the three months ended November 30, 2014.

Government grants

In the three month period ended November 30, 2014, we recognized research and development grants in an amount of $16,000, and in the three month period ended November 30, 2015, we did not recognize any research and development grants. As of November 30, 2015, we had no contingent liabilities to the Office of the Chief Scientist of the Ministry of Economy of Israel, or OCS.

General and administrative expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, traveling, business development costs, insurance expenses and other general costs.

General and administrative expenses for the three months ended November 30, 2015, decreased by 9% to $548,000 from $600,000 for the three months ended November 30, 2014. The decrease in costs incurred related to general and administrative activities during the three months ended November 30, 2015 is mainly due to a decrease in professional fees and public relations expenses. Stock based compensation costs for the three months ended November 30, 2015 totaled $136,000, as compared to $137,000 during the three months ended November 30, 2014.

Financial income, net

Net financial income increased by 883% from net income of $6,000 for the three months ended November 30, 2014 to net income of $59,000 for the three months ended November 30, 2015. The increase is mainly due to an increase in income from bank deposits as well as to the decrease in exchange rate differences expenses.

Other comprehensive income

Subsequent decrease in the fair value of available for sale securities previously written down as impaired for the three months ended November 30, 2015 and November 30, 2014 of $11,000 and $9,000, respectively, resulted from the decrease in fair value of the ordinary shares of D.N.A Biomedical Solutions Ltd, or D.N.A, that we hold. Unrealized losses on available for sale securities for the three months ended November 30, 2015 and November 30, 2014 of $395,000 and $350,000, respectively, resulted from the decrease in fair value of our D.N.A ordinary shares.

Liquidity and capital resources

From inception through November 30, 2015, we have incurred losses in an aggregate amount of $37,442,000. During that period we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of $45,460,000, net of transaction costs.  During that period we also received cash consideration of $2,034,000 from the exercise of warrants and options. We will seek to obtain additional financing through similar sources in the future as needed. As of November 30, 2015, we had $1,949,000 of available cash, $19,178,000 of short term and long term bank deposits and $2,607,000 of marketable securities. We anticipate that we will require approximately $10.9 million to finance our activities during the 12 months following November 30, 2015.

On November 30, 2015, we entered into the SPA with HTIT, pursuant to which HTIT agreed to buy and we agreed to sell 1,155,367 restricted shares of our common stock at a price of approximately $10.39 per share, for the aggregate amount of $12 million. The transaction closed on December 28, 2015.

Management continues to evaluate various financing alternatives for funding future research and development activities and general and administrative expenses through fundraising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of future third party investments. Based on our current cash resources, including the recent investment by HTIT, and commitments, we believe we will be able to maintain our current planned development activities and the corresponding level of expenditures for at least the next 12 months and beyond.

As of November 30, 2015, our total current assets were $15,188,000 and our total current liabilities were $1,304,000. On November 30, 2015, we had a working capital surplus of $13,884,000 and an accumulated loss of $37,442,000. As of August 31, 2015, our total current assets were $17,372,000 and our total current liabilities were $1,489,000. On August 31, 2015, we had a working capital surplus of $15,883,000 and an accumulated loss of $35,052,000. The decrease from August 31, 2015 to November 30, 2015 was primarily due to the cash used in operating activities.

During the three month period ended November 30, 2015, cash and cash equivalents decreased to $1,949,000 from the $3,213,000 reported as of August 31, 2015, which is due to the reasons described below.

Operating activities used cash of $2,247,000 in the three month period ended November 30, 2015, as compared to $1,399,000 used in the three months ended November 30, 2014. Cash used for operating activities in the three months ended November 30, 2015 and 2014 primarily consisted of net loss resulting from research and development and general and administrative expenses, partially offset by stock based compensation amounts.

During the three month period ended November 30, 2014, we received $68,000 in OCS grants towards our research and development expenses, while we recognized the amount of $16,000 during such period. The amounts that were recognized but not received during the three month period ended November 30, 2014, were received from the OCS during calendar year 2015.  The OCS has supported our activity until December 2014. During the three month period ended November 30, 2015, we received no grants from the OCS.

Investing activities provided cash of $818,000 in the three month period ended November 30, 2015, as compared to $1,476,000 that were provided in the three month period ended November 30, 2014. Cash provided by investing activities in the three months ended November 30, 2015 and 2014 consisted primarily of the proceeds from sale of short-term bank deposits.

Financing activities provided cash of $164,000 in the three month period ended November 30, 2015, as compared to $4,833,000 that were provided in the three month period ended November 30, 2014. Financing activities in the three month period ended November 30, 2015 consisted of proceeds from the exercise of warrants, while financing activities in the three month period ended November 30, 2014 consisted of proceeds from our issuance of common stock in the three months ended November 30, 2014.

Off-balance sheet arrangements

As of November 30, 2015, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Planned Expenditures

The estimated expenses referenced herein are in accordance with our business plan. Since our technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the twelve months beginning December 1, 2015 are as follows (in thousands):

Category	Amount

Research and development	$8,970
General and administrative expenses	2,090
Financial income, net	(170)
Total	$10,890

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the three months ended November 30, 2015. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 1, 2015, we issued 3,750 shares of our common stock to Corporate Profile, LLC, or Corporate Profile, in payment of a portion of the consulting fee for investor relations services owed to Corporate Profile pursuant to a Letter Agreement, dated July 1, 2015, between us and Corporate Profile and a Stock Purchase Agreement, dated July 1, 2015, between us and Corporate Profile. We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6 - EXHIBITS

Number	Exhibit
10.1	Securities Purchase Agreement between Oramed Pharmaceuticals, Inc. and Hefei Tianhui Incubator of Technologies Co., Ltd., dated November 30, 2015 (incorporated by reference from Schedule 13D/A filed by Nadav Kidron on December 29, 2015).
10.2*	Amended and Restated Technology License Agreement between Hefei Tianhui Incubator of Technologies Co., Ltd., Oramed Pharmaceuticals, Inc. and Oramed Ltd., dated December 21, 2015 (Confidential treatment has been requested for portions of this document. The confidential portions will be omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

___________________

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Date: January 13, 2016	By:	/s/ Nadav Kidron
Nadav Kidron
President and Chief Executive Officer

Date: January 13, 2016	By:	/s/ Yifat Zommer
Yifat Zommer
Chief Financial Officer
(principal financial and accounting officer)