Form 10-Q
period 2016-05-31
ORAMED PHARMACEUTICALS INC.
filed 2016-07-06
CIK 1176309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

Yes ☐    No ☒

As of July 5, 2016, there were 13,136,658 shares of the issuer’s common stock, $0.012 par value per share, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and the “Company” mean Oramed Pharmaceuticals Inc. and our wholly-owned Israeli subsidiary, Oramed Ltd., unless otherwise indicated.  All dollar amounts refer to U.S. Dollars unless otherwise indicated.

On May 31, 2016, the exchange rate between the New Israeli Shekel, or NIS, and the dollar, as quoted by the Bank of Israel, was NIS 3.85 to $1.00. Unless indicated otherwise by the context, statements in this Quarterly Report on Form 10-Q that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2016

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Balance sheets	2
Statements of comprehensive loss	3
Statement of changes in stockholders’ equity	4
Statements of cash flows	5
Notes to financial statements	6-15

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	May 31,	August 31,
	2016	2015
Assets
CURRENT ASSETS:
Cash and cash equivalents	$3,302	$3,213
Short-term deposits	18,040	11,928
Marketable securities	3,363	2,088
Restricted cash	16	16
Prepaid expenses and other current assets	421	127
Total current assets	25,142	17,372

LONG-TERM ASSETS:
Long-term deposits and investment	10,601	8,022
Marketable securities	535	940
Amounts funded in respect of employee rights upon retirement	10	9
Property and equipment, net	17	11
Total long-term assets	11,163	8,982
Total assets	$36,305	$26,354

Liabilities and stockholders' equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$646	$953
Deferred revenues (note 1a1)	650	500
Related parties	42	36
Total current liabilities	1,338	1,489

LONG-TERM LIABILITIES:
Deferred revenues (note 1a1)	3,945	-
Employee rights upon retirement	13	11
Provision for uncertain tax position	26	26
	3,984	37
COMMITMENTS (note 2)

STOCKHOLDERS' EQUITY:
Common stock, $0.012 par value (30,000,000 authorized shares; 13,130,914 and 11,563,077 shares issued and outstanding as of May 31, 2016 and August 31, 2015, respectively)	157	138
Additional paid-in capital	71,768	59,184
Accumulated other comprehensive income	314	558
Accumulated loss	(41,256)	(35,052)
Total stockholders' equity	30,983	24,828
Total liabilities and stockholders' equity	$36,305	$26,354

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	Nine months ended		Three months ended
	May 31,	May 31,	May 31,	May 31,
	2016	2015	2016	2015
REVENUES	$288	$-	$163	$-
RESEARCH AND DEVELOPMENT EXPENSES, NET	4,926	3,353	1,718	915
GENERAL AND ADMINISTRATIVE EXPENSES	1,833	1,857	555	719
OPERATING LOSS	6,471	5,210	2,110	1,634
FINANCIAL INCOME	(330)	(105)	(137)	(51)
FINANCIAL EXPENSES	63	11	23	-
NET LOSS FOR THE PERIOD	6,204	5,116	1,996	1,583
UNREALIZED LOSS (GAIN) ON AVAILABLE FOR SALE SECURITIES	244	289	(84)	(63)
TOTAL OTHER COMPREHENSIVE LOSS (INCOME)	244	289	(84)	(63)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	$6,448	$5,405	$1,912	$1,520
LOSS PER COMMON SHARE:
BASIC AND DILUTED LOSS PER COMMON SHARE	$0.50	$0.48	$0.15	$0.15
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC AND DILUTED LOSS PER COMMON STOCK	12,450,497	10,598,692	13,118,611	10,827,898

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. Dollars in thousands (except for share data)

(UNAUDITED)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	$	capital	income	loss	equity
	In thousands
BALANCE AS OF AUGUST 31, 2015	11,563	$138	$59,184	$558	$(35,052)	$24,828
CHANGES DURING THE NINE-MONTH PERIOD ENDED MAY 31, 2016:
SHARES ISSUED FOR SERVICES	11	*	81	-	-	81
ISSUANCE OF COMMON STOCK, NET	1,155	14	10,580	-	-	10,594
EXERCISE OF WARRANTS AND OPTIONS	331	4	1,334	-	-	1,338
STOCK BASED COMPENSATION	71	1	589	-	-	590
NET LOSS	-	-	-	-	(6,204)	(6,204)
OTHER COMPREHENSIVE LOSS	-	-	-	(244)	-	(244)
BALANCE AS OF MAY 31, 2016	13,131	$157	$71,768	$314	$(41,256)	$30,983

*	Represents an amount of less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(UNAUDITED)

	Nine months ended
	May 31,	May 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,204)	$(5,116)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	3	4
Exchange differences and interest on deposits	(120)	(35)
Stock-based compensation	590	1,029
Common stock issued for services	81	69
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(294)	339
Accounts payable, accrued expenses and related parties	(301)	(208)
Deferred revenue	4,095	-
Liability for employee rights upon retirement	2	1
Total net cash used in operating activities	(2,148)	(3,917)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9)	(2)
Purchase of short-term and long-term deposits	(17,385)	(11,525)
Proceeds from sale of short-term deposits	8,870	12,701
Purchase of held to maturity securities	(1,775)	-
Proceeds from maturity of held to maturity securities	600	-
Funds in respect of employee rights upon retirement	(1)	(1)
Total net cash (used in) derived from investing activities	(9,700)	1,173
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and vested restricted stock units net of issuance expenses	10,594	4,833
Proceeds from exercise of warrants and options	1,338	8
Total net cash provided by financing activities	11,932	4,841
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	5	(12)
INCREASE IN CASH AND CASH EQUIVALENTS	89	2,085
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,213	1,762
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,302	$3,847

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

a.	General:

1)	Incorporation and operations

Oramed Pharmaceuticals Inc. (collectively with its subsidiary, the “Company”, unless the context indicates otherwise) was incorporated on April 12, 2002, under the laws of the State of Nevada. From incorporation until March 3, 2006, the Company was an exploration stage company engaged in the acquisition and exploration of mineral properties. On February 17, 2006, the Company entered into an agreement with Hadasit Medical Services and Development Ltd (“Hadasit”) to acquire the provisional patent related to orally ingestible insulin capsule to be used for the treatment of individuals with diabetes.

On May 14, 2007, the Company incorporated a wholly-owned subsidiary in Israel, Oramed Ltd. (the “Subsidiary”), which is engaged in research and development.

On March 11, 2011, the Company was reincorporated from the State of Nevada to the State of Delaware.

On November 30, 2015, the Company entered into a Technology License Agreement with Hefei Tianhui Incubation of Technologies Co. Ltd. (“HTIT”) and on December 21, 2015 the parties entered into an Amended and Restated Technology License Agreement (the “License Agreement”). According to the License Agreement, the Company granted HTIT an exclusive commercialization license in the territory of the Peoples Republic of China, Macau and Hong Kong (the “Territory”), related to the Company’s oral insulin capsule, ORMD-0801. Pursuant to the License Agreement, HTIT will conduct, at its own expense, certain pre-commercialization and regulatory activities with respect to the Subsidiary’s technology and ORMD-0801 capsule, and will pay to the Subsidiary (i) royalties of 10% on net sales of the related commercialized products to be sold by HTIT in the Territory (“Royalties”), and (ii) an aggregate of $37,500, of which $3,000 is payable immediately, $8,000 will be paid subject to the Company entering into certain agreements with certain third parties, and $26,500 will be payable upon achievement of certain milestones and conditions. In the event that the Company does not meet certain conditions, the Royalties rate may be reduced to a minimum of 8%. Following the expiration of the Company's patents covering the technology in the Territory (the “Patents”), the Royalties rate may be reduced, under certain circumstances, to 5%.

The Royalties term will commence upon the commercialization of the product and will end upon the later of the expiration of the Patents or fifteen years after the first commercialization of the product in the Territory.

The initial payment of $3,000 was received in January 2016.

Among others, the Company's involvement through the product submission date will include consultancy for the pre-commercialization activities in the Territory, as well as provide advice to HTIT on an ongoing basis.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

The closing of the License Agreement was conditioned upon the approval of the Israel Innovation Authority (previously the Office of the Chief Scientist) of the Israeli Ministry of Economy & Industry ("Israel Innovation Authority"), which was received on December 21, 2015.

In July 2015, according to the letter of intent signed between the parties or their affiliates, HTIT's affiliate paid the Subsidiary a non-refundable amount of $500 as a no-shop fee. The no-shop fee was deferred and the related revenue is recognized over the estimated term of the License Agreement (see below).

In addition, on November 30, 2015, the Company entered into a Stock Purchase Agreement (“SPA”) with HTIT. According to the SPA, the Company issued 1,155,367 shares of common stock to HTIT. The transaction closed on December 28, 2015.

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

As a result, out of a total of $4,883, which was allocated to the License Agreement, revenues in the amount of $288 and $163 were recognized in the nine and three month periods ended May 31, 2016, respectively, and $4,595 was deferred as of May 31, 2016.

2)	Development and liquidity risks

The Company is engaged in research and development in the biotechnology field for innovative pharmaceutical solutions, including an orally ingestible insulin capsule to be used for the treatment of individuals with diabetes, and the use of orally ingestible capsules for delivery of other polypeptides, and has not generated significant revenues from its operations. Continued operation of the Company is contingent upon obtaining sufficient funding until it becomes profitable.

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

Based on its current cash resources and commitments, and cash received in private and public offerings in the nine month period ended May 31, 2016 and in the year ended August 31, 2015, as well as the investment made by HTIT, the Company believes it will be able to maintain its current planned development activities and the corresponding level of expenditures for at least the next 12 months beyond the date that the financial statements are issued, although no assurance can be given that it will not need additional funds prior to such time. If there are unexpected increases in general and administrative expenses or research and development expenses, the Company may need to seek additional financing during the next 12 months.

b.	Loss per common share

Basic and diluted net loss per common share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding. Outstanding stock options, warrants and restricted stock units have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for all periods presented. The total number of common stock options, warrants and restricted stock units excluded from the calculation of diluted net loss was 2,740,656 and 2,036,965 for the nine month periods ended May 31, 2016 and 2015, respectively, and 2,584,518 and 2,226,165 for the three month periods ended May 31, 2016 and 2015, respectively, because the effect would be anti-dilutive.

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

3)	In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" (“ASU 2016-02”), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

4)	In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718)" ("ASU 2016-09") which simplifies certain aspects of the accounting for share-based payments, including accounting for income taxes, classification of awards as either equity or liabilities, classification on the statement of cash flows as well as allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted in any annual or interim period for which financial statements have not yet been issued, and all amendments in the ASU that apply must be adopted in the same period. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

5)	In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326)” ("ASU 2016-13"). ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected credit losses during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 will become effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

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

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 2 - COMMITMENTS:

a.	In March 2011, the Subsidiary sold shares of its investee company, Entera Bio Ltd (“Entera”) to D.N.A Biomedical Solutions Ltd (“D.N.A”), retaining a 3% interest as of March 2011, which is accounted for as a cost method investment (amounting to $1). In consideration for the shares sold to D.N.A, the Company received, among other payments, 8,404,667 ordinary shares of D.N.A (see also note 4).

As part of this agreement, the Subsidiary entered into a patent transfer agreement according to which, the Subsidiary assigned to Entera all of its right, title and interest in and to the patent application that it has licensed to Entera since August 2010. Under this agreement, the Subsidiary is entitled to receive from Entera royalties of 3% of Entera’s net revenues (as defined in the agreement) and a license back of that patent application for use in respect of diabetes and influenza. As of May 31, 2016, Entera had not yet realized any revenues and had not paid any royalties to the Subsidiary.

In addition, as part of a consulting agreement with a third party, dated February 15, 2011, the Subsidiary is obliged to pay this third party royalties of 8% of the net royalties received in respect of the patent that was sold to Entera in March 2011.

b.	On April 28, 2013, the Subsidiary entered into a lease agreement for its office facilities in Israel. The lease agreement is for a period of 35 months commencing November 1, 2013.

The annual lease payment will be New Israeli Shekel 89 thousands ($23) from 2014 through 2016, and will be linked to the increase in the Israeli consumer price index (“CPI”) (as of May 31, 2016, the future lease payments until the expiration of the lease agreement will be $8, based on the exchange rate as of May 31, 2016).

As security for its obligation under this lease agreement the Company provided a bank guarantee in an amount equal to three monthly lease payments.

c.	On July 22, 2014, the Subsidiary entered into a Clinical Research Organization Service Agreement (“CRO Service Agreement”) and on February 29, 2016 into an amendment to the CRO Service Agreement with a third party, to retain it as a Clinical Research Organization (“CRO”), for its Phase 2b clinical trial for an oral insulin capsule for type 2 diabetes patients, which began in the second quarter of calendar year 2015 and completed in the second quarter of calendar year 2016. As consideration for its services, the Subsidiary will pay the CRO a total amount of approximately $3,841 during the term of the engagement and based on achievement of certain milestones, $3,473 of which were recognized through May 31, 2016.

d.	On May 11, 2016, the Subsidiary entered into a Master Service Agreement with a vendor to retain its services for a pre-clinical toxicology trial for an oral GLP-1 analog capsule for type 2 diabetes patients. As consideration for its services, the Subsidiary will pay the vendor a total amount of $1,200 during the term of the engagement and based on achievement of certain milestones, of which $240 was recognized through May 31, 2016.

e.	On May 31, 2016, the Company entered into a consulting agreement with a third party advisor for a period of one year, pursuant to which such advisor will provide investor relations services and will be entitled to receive a monthly cash fee and 10,000 shares of the Company’s common stock that will be issued in four equal quarterly installments commencing August 1, 2016.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 2 - COMMITMENTS (continued):

f.	Grants from the Bio-Jerusalem Fund (“Bio-Jerusalem”).

The Subsidiary is committed to pay royalties to Bio-Jerusalem on proceeds from future sales at a rate of 4% and up to 100% of the amount of the grant received (Israeli CPI linked) at the total amount of $65.

During the nine month period ended May 31, 2016, the Company received no grants from Bio-Jerusalem.

As of May 31, 2016, the Subsidiary had realized revenues from its project in the amount of $154 and incurred a liability to pay royalties of $6.

g.	Grants from the Israel Innovation Authority.

Under the terms of the Company’s funding from the Israel Innovation Authority, royalties of 3.5% are payable on sales of products developed from a project so funded, up to a maximum amount equaling 100%-150% of the grants received (dollar linked) with the addition of interest at an annual rate based on LIBOR.

At the time the grants were received, successful development of the related projects was not assured. In case of failure of a project that was partly financed as above, the Company is not obligated to pay any such royalties.

The total amount that was received through May 31, 2016 was $2,194.

Royalty expenses are included in the statement of comprehensive loss as a component of the research and development expenses and were $5 and $3 during the nine and three month periods ended May 31, 2016, respectively.

As of May 31, 2016, the Subsidiary had realized revenues from its project in the amount of $154 and incurred a liability to pay royalties of $5.

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

NOTE 3 - FAIR VALUE (continued):

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

As of May 31, 2016, the assets or liabilities measured at fair value are comprised of available for sale equity securities (level 1).

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.

As of May 31, 2016, the carrying amount of cash and cash equivalents, short-term deposits and other current assets and accounts payable and accrued expenses approximate their fair values due to the short-term maturities of these instruments.

As of May 31, 2016, the carrying amount of long-term deposits approximates their fair values due to the stated interest rates which approximate market rates.

The amounts funded in respect of employee rights are stated at cash surrender value which approximates its fair value.

NOTE 4 - MARKETABLE SECURITIES:

The Company's marketable securities include investments in equity securities of D.N.A and in held to maturity bonds.

a.	Composition:

	May 31, 2016	August 31, 2015
Short-term:
D.N.A (see b below)	$909	$1,153
Held to maturity bonds (see c below)	2,454	935
	$3,363	$2,088
Long-term:
Held to maturity bonds (see c below)	$535	$940

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

During the nine month periods ended May 31, 2016 and May 31, 2015, the Company did not sell any of the D.N.A ordinary shares.

As of May 31, 2016, the Company owns approximately 8.7% of D.N.A’s outstanding ordinary shares.

The cost of the securities as of May 31, 2016 and August 31, 2015 is $595.

c.	Held to maturity bonds

The amortized cost and estimated fair value of held-to-maturity securities at May 31, 2016, are as follows:

	May 31, 2016
	Amortized cost	Gross unrealized losses	Estimated fair value
Short-term:
Commercial bonds	$2,430	$-	$2,430
Accrued interest	24	-	24

Long-term	535	2	537
	$2,989	$2	$2,991

As of May 31, 2016, the contractual maturities of debt securities classified as held-to-maturity are as follows: after one year through two years, $535, and the yield to maturity rate is 1.8%.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 5 - STOCKHOLDERS’ EQUITY

a.	On December 28, 2015, the Company completed a private placement of 1,155,367 shares of the Company's common stock to HTIT. See also note 1.

b.	On January 4, 2016, the Company’s President, Chief Executive Officer and director (the “CEO”), in his capacity as a shareholder of the Company, and a leading investor of the Company, terminated a letter agreement dated November 29, 2012, between the parties, which entitled the leading investor to certain stock compensation from the CEO under certain conditions.

NOTE 6 - STOCK-BASED COMPENSATION

On November 19, 2015, options to purchase an aggregate of 22,000 of the Company’s shares of common stock were granted to two consultants at an exercise price of $7.36 per share (equivalent to the traded market price on the date of grant). 10,000 of the options vested in one installment on December 1, 2015, and the remaining 12,000 options vest in twelve equal quarterly installments, commencing January 1, 2016. All the options will expire on November 19, 2025. The fair value of the remaining 12,000 options as of May 31, 2016 was $79, using the following assumptions: dividend yield of 0%; expected term of 9.48 years; expected volatility of 79.48%; and risk-free interest rate of 1.84%. The fair value of the unvested options is remeasured at each balance sheet reporting date and is recognized over the related service period using the straight-line method.

NOTE 7 - SUBSEQUENT EVENT

On June 13, 2016, the Subsidiary entered into a four-year service agreement with a third party. This agreement is part of the requirements of the License Agreement as described in note 1. According to the service agreement, the third party will provide services to HTIT regarding certain parts of the manufacturing of the product known as ORMD-0801 in the Territory at HTIT's facilities. The Subsidiary is obligated to pay the third party a total amount of up to €2,360 thousand ($2,660), out of which €800 thousand ($902) is a non-refundable fee to be paid within 12 months from the effective date. The remaining fee will be paid over the term of the engagement and will be based on achievement of certain milestones.

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

Recent business developments

Product Candidates

We completed a Phase IIb clinical trial on 180 type 2 diabetic patients in 33 sites in the United States. This double-blind, randomized, 28-day study clinical trial was conducted under an Investigational New Drug application, or IND, with the U.S. Food and Drug Administration, or FDA. The clinical trial, designed to assess the safety and efficacy of ORMD-0801, investigated ORMD-0801 over a longer treatment period and had statistical power to give us greater insight into the drug’s efficacy. The trial was initiated in June 2015, all follow-up visits of this study were completed during April 2016, and in May 2016 we reported positive top-line results as the trial’s primary objective, a significant reduction of weighted mean night-time glucose, was successfully achieved.

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

In September 2013, we submitted a pre-IND package to the FDA for ORMD-0901, our oral exenatide capsule, for a Phase II clinical trial on healthy volunteers and type 2 diabetic patients.  We began pre-clinical studies in September 2014 and expect to begin IND-enabling studies in the first quarter of calendar year 2017. We then intend to file an IND and move immediately and directly into a large Phase II multi-center trial in the United States. In August 2015, we began a non-FDA approved clinical trial on type 2 diabetic patients. All follow-up visits of this study were completed during the second quarter of calendar year 2016 and we anticipate the results analysis to be completed during the third quarter of calendar year 2016.

The table below gives an overview of our product pipeline (calendar quarters):

		Phase I	Phase II	Phase III	Timeline
ORMD-0801 oral insulin	Type 2 diabetes				Q1 ’14: Phase IIa completed Q2 ’16: Phase IIb multi-center study completed
	Type 1 diabetes				Q3 ’14: Phase IIa completed
ORMD-0901 oral GLP-1	Type 2 diabetes				Q3 ’14: Preclinical/IND studies initiated Q3 ’15: Phase Ib ex-US study initiated Q2 ’17: Phase II multi-center study projected initiation

Out-Licensed Technology

On November 30, 2015, we, our Israeli subsidiary and Hefei Tianhui Incubation of Technologies Co. Ltd., or HTIT, entered into a Technology License Agreement, and on December 21, 2015 these parties entered into an Amended and Restated Technology License Agreement, or the License Agreement. According to the License Agreement, we granted HTIT an exclusive commercialization license in the territory of the Peoples Republic of China, Macau and Hong Kong, or the Territory, related to our oral insulin capsule, ORMD-0801. Pursuant to the License Agreement, HTIT will conduct, at its own expense, certain pre-commercialization and regulatory activities with respect to our technology and ORMD-0801 capsule, and will pay (i) royalties of 10% on net sales of the related commercialized products to be sold by HTIT in the Territory, or Royalties, and (ii) an aggregate of approximately $37.5 million, of which $3 million is payable immediately, $8 million will be paid in near term installments subject to our entry into certain agreements with certain third parties, and $26.5 million will be payable upon achievement of certain milestones and conditions. In the event that we will not meet certain conditions, the Royalties rate may be reduced to a minimum of 8%. Following the expiration of our patents covering the technology in the Territory, the Royalties rate may be reduced, under certain circumstances, to 5%. The initial payment of $3 million was received in January 2016. In June 2016, HTIT informed us that it intends to make a milestone payment of $6.5 million under the License Agreement following our reporting of the positive top-line data of the ORMD-0801 phase IIb clinical trial described above. The payment is expected to be received in the third quarter of calendar year 2016.

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

Results of Operations

Comparison of nine and three month periods ended May 31, 2016 and 2015

The following table summarizes certain statements of operations data of the Company for the nine and three month periods ended May 31, 2016 and 2015 (in thousands of dollars except share and per share data):

	Nine months ended		Three months ended
	May 31,		May 31,
	2016	2015	2016	2015

Revenues	$288	$-	$163	$-
Research and development expenses, net	4,926	3,353	1,718	915
General and administrative expenses	1,833	1,857	555	719
Financial income, net	(267)	(94)	(114)	(51)
Net loss for the period	$6,204	$5,116	$1,996	$1,583
Loss per common share – basic and diluted	$(0.50)	$(0.48)	$(0.15)	$(0.15)
Weighted average common shares outstanding	12,450,497	10,598,692	13,118,611	10,827,898

Revenues

Revenues consist of proceeds related to the License Agreement with HTIT that are recognized over the term of the License Agreement through June 2023.

Revenues for the nine and three month periods ended May 31, 2016 totaled $288,000 and $163,000, respectively, following the meeting of the License Agreement's closing conditions during December 2015. No revenues were recorded in the nine and three month periods ended May 31, 2015.

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

Clinical trial and pre-clinical trial expenses include regulatory and scientific consultants’ compensation and fees, research expenses, purchase of materials, cost of manufacturing of the oral insulin and exenatide capsules, payments for patient recruitment and treatment, as well as salaries and related expenses of research and development staff.

Research and development expenses for the nine month period ended May 31, 2016 increased by 47% to $4,926,000 from $3,353,000 for the nine month period ended May 31, 2015. The increase is mainly attributable to expenses related to clinical trials and mainly our Phase IIb clinical trial. Stock-based compensation costs for the nine month period ended May 31, 2016 totaled $288,000, as compared to $479,000 during the nine month period ended May 31, 2015.

Research and development expenses for the three month period ended May 31, 2016 increased by 88% to $1,718,000, from $915,000 for the three month period ended May 31, 2015. The increase is mainly attributable to expenses related to clinical materials and clinical trials and mainly our Phase IIb clinical trial. Stock-based compensation costs for the three month period ended May 31, 2016 totaled $38,000, as compared to $186,000 during the three month period ended May 31, 2015.

Government grants

In the nine and three month periods ended May 31, 2016, we did not recognize any research and development grants, and in the nine and three month periods ended May 31, 2015, we recognized research and development grants in an amount of $48,000 and $31,000, respectively. As of May 31, 2016, we had contingent liabilities to pay royalties to the Israel Innovation Authority (previously the Office of the Chief Scientist) of the Israeli Ministry of Economy & Industry, of $5,000. For further details see note 2 to the condensed consolidated financial statements.

General and administrative expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, traveling, business development costs, insurance expenses and other general costs.

General and administrative expenses for the nine month period ended May 31, 2016 decreased by 1% to $1,833,000 from $1,857,000 for the nine month period ended May 31, 2015. The decrease in costs related to general and administrative activities during the nine month period ended May 31, 2016 is due to a decrease in stock-based compensation costs and in public relations expenses. This decrease was partially offset by an increase in salaries and consulting expenses resulting from cash bonuses to employees and consultants for the Company's 2015 achievements. Stock-based compensation costs for the nine month period ended May 31, 2016 totaled $302,000, as compared to $550,000 during the nine month period ended May 31, 2015.

General and administrative expenses for the three month period ended May 31, 2016 decreased by 23% to $555,000 from $719,000 for the three month period ended May 31, 2015. The decrease in costs related to general and administrative activities during the three month period ended May 31, 2016 is due to a decrease in stock-based compensation costs and in legal expenses. This decrease was partially offset by an increase in travel expenses and in salaries and consulting expenses resulting from cash bonuses to employees and consultants for the Company's 2015 achievements. Stock-based compensation costs for the three month period ended May 31, 2016 totaled $67,000, as compared to $278,000 during the three month period ended May 31, 2015.

Financial income, net

Net financial income increased by 184% from net income of $94,000 for the nine month period ended May 31, 2015 to net income of $267,000 for the nine month period ended May 31, 2016. The increase is mainly due to an increase in income from bank deposits and held to maturity bonds as a result of the increase in cash and investment balances.

During the three month period ended May 31, 2016, net financial income increased by 124% to $114,000 from $51,000 for the three month period ended May 31, 2015.  This increase is mainly attributable to an increase in income from bank deposits and held to maturity bonds as a result of the increase in cash and investment balances.

Other comprehensive income

Unrealized losses on available for sale securities for the nine month period ended May 31, 2016 and 2015 of $244,000 and $289,000, respectively, resulted from the decrease in fair value of the ordinary shares of D.N.A Biomedical Solutions Ltd., or D.N.A, that we hold.

Unrealized gains on available for sale securities for the three month period ended May 31, 2016 and 2015 of $84,000 and $63,000, respectively, resulted from the increase in fair value of our D.N.A ordinary shares.

Liquidity and capital resources

From inception through May 31, 2016, we have incurred losses in an aggregate amount of $41,256,000. During that period we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of $56,054,000, net of transaction costs.  During that period, we also received cash consideration of $3,208,000 from the exercise of warrants and options. We will seek to obtain additional financing through similar sources in the future as needed. As of May 31, 2016, we had $3,302,000 of available cash, $28,640,000 of short-term and long-term bank deposits and $3,898,000 of marketable securities. We anticipate that we will require approximately $15.8 million to finance our activities during the 12 months following May 31, 2016.

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

As of May 31, 2016, our total current assets were $25,142,000 and our total current liabilities were $1,338,000. On May 31, 2016, we had a working capital surplus of $23,804,000 and an accumulated loss of $41,256,000. As of August 31, 2015, our total current assets were $17,372,000 and our total current liabilities were $1,489,000. On August 31, 2015, we had a working capital surplus of $15,883,000 and an accumulated loss of $35,052,000. The increase in working capital from August 31, 2015 to May 31, 2016 was primarily due to proceeds from our private placement to HTIT completed in December 2015.

During the nine month period ended May 31, 2016, cash and cash equivalents increased to $3,302,000 from the $3,213,000 reported as of August 31, 2015, which is due to the reasons described below.

Operating activities used cash of $2,148,000 in the nine month period ended May 31, 2016, as compared to $3,917,000 used in the nine month period ended May 31, 2015. Cash used in operating activities in the nine month period ended May 31, 2016 primarily consisted of net loss resulting from research and development and general and administrative expenses, partially offset by deferred revenues and stock-based compensation amounts, while cash used for operating activities in the nine month period ended May 31, 2015 primarily consisted of net loss resulting from research and development and general and administrative expenses, partially offset by stock-based compensation expenses.

During the nine month period ended May 31, 2016, we received no grants from the Israel Innovation Authority. During the nine month period ended May 31, 2015, we received $93,000 in Israel Innovation Authority grants towards our research and development expenses, while we recognized the amount of $48,000 during such period. The amounts that were received but not recognized during the nine month period ended May 31, 2015, were recognized during fiscal year 2014. The Israel Innovation Authority supported our activity until December 2014.

Investing activities used cash of $9,700,000 in the nine month period ended May 31, 2016, as compared to $1,173,000 that were provided in the nine month period ended May 31, 2015. Cash used for investing activities in the nine month period ended May 31, 2016 consisted primarily of the purchase of short-term and long-term bank deposits, as well as the purchase of marketable securities, while cash provided by investing activities in the nine month period ended May 31, 2015 consisted primarily of the proceeds from short term bank deposits.

Financing activities provided cash of $11,932,000 in the nine month period ended May 31, 2016, as compared to $4,841,000 that were provided in the nine month period ended May 31, 2015. Financing activities in the nine month period ended May 31, 2016 and 2015 consisted of proceeds from our issuance of common stock and proceeds from exercise of warrants and options.

Off-balance sheet arrangements

As of May 31, 2016, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our significant accounting policies are described in the notes to the consolidated financial statements as of August 31, 2015. The significant accounting policy regarding the License Agreement is described in the notes to the condensed financial statements as of May 31, 2016.

Planned Expenditures

The estimated expenses referenced herein are in accordance with our business plan. Since our technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the 12 months beginning June 1, 2016 are as follows (in thousands):

Category	Amount

Research and development	$13,539
General and administrative expenses	2,216
Total	$15,755

In April 2016 we completed a Phase IIb clinical trial for our orally ingested insulin and we are conducting, or planning to conduct, further clinical studies, including those with regard to our oral exenatide capsule. Our ability to complete these expected activities is dependent on several major factors including the ability to attract sufficient financing on terms acceptable to us.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the three month period ended May 31, 2016. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 1, 2016, we issued 3,750 shares of our common stock to Corporate Profile, LLC, or Corporate Profile, in payment of a portion of the consulting fee for investor relations services owed to Corporate Profile pursuant to a Letter Agreement, dated July 1, 2015, between us and Corporate Profile and a Stock Purchase Agreement, dated July 1, 2015, between us and Corporate Profile. We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6 - EXHIBITS

Number	Exhibit
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Date: July 6, 2016	By:	/s/ Nadav Kidron
Nadav Kidron
President and Chief Executive Officer

Date: July 6, 2016	By:	/s/ Yifat Zommer
Yifat Zommer
Chief Financial Officer
(principal financial and accounting officer)

