Form 10-K
period 2016-08-31
ORAMED PHARMACEUTICALS INC.
filed 2016-11-25
CIK 1176309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2016

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

Yes ☐      No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $73,576,787, based on a price of $7.09, being the last price at which the shares of the registrant’s common stock were sold on The Nasdaq Capital Market prior to the end of the most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 13,264,189 shares of common stock issued and outstanding as of November 22, 2016.

ORAMED PHARMACEUTICALS INC.

FORM 10-K
(FOR THE FISCAL YEAR ENDED AUGUST 31, 2016)

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company,” and “Oramed” mean Oramed Pharmaceuticals Inc. and our wholly-owned Israeli subsidiary, Oramed Ltd., unless otherwise indicated. All dollar amounts refer to U.S. Dollars unless otherwise indicated.

On August 31, 2016, the exchange rate between the New Israeli Shekel, or NIS, and the dollar, as quoted by the Bank of Israel, was NIS 3.786 to $1.00. Unless indicated otherwise by the context, statements in this Annual Report on Form 10-K that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Words such as “expects,” “anticipates,” “intends,” “plans,” “planned expenditures,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 - “Business” and Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report on Form 10-K and include, among other statements, statements regarding the following:

●	the expected development and potential benefits from our products in treating diabetes;

●	the prospects of entering into additional license agreements, or other partnerships or forms of cooperation with other companies or medical institutions;

●	future milestones, conditions and royalties under the license agreement with Hefei Tianhui Incubation of Technologies Co. Ltd., or HTIT;

●	our research and development plans, including pre-clinical and clinical trials plans and the timing of enrollment, obtaining results and conclusion of trials;

●	our belief that our technology has the potential to deliver medications and vaccines orally that today can only be delivered via injection;

●	the competitive ability of our technology based product efficacy, safety, patient convenience, reliability, value and patent position;

●	the potential market demand for our products;

●	our expectation that in the upcoming year our research and development expenses, net, will continue to be our major expenditure;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and

●	information with respect to any other plans and strategies for our business.

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

Oral insulin: We are seeking to revolutionize the treatment of diabetes through our proprietary flagship product, an orally ingestible insulin capsule (ORMD-0801). We completed a Phase IIb clinical trial on 180 type 2 diabetic patients that was conducted in 33 sites in the United States. This double-blind, randomized, 28-day clinical trial was conducted under an Investigational New Drug application, or IND, with the U.S. Food and Drug Administration, or FDA. The clinical trial, designed to assess the safety and efficacy of ORMD-0801, investigated ORMD-0801 over a longer treatment period and had statistical power to give us greater insight into the drug’s efficacy. The trial was initiated in June 2015, was completed during April 2016 and successfully met its primary, secondary and exploratory endpoints. Prior to that trial, we completed Phase IIa clinical trials in patients with both type 1 and type 2 diabetes. We also conducted a glucose clamp study of our oral insulin capsule on type 1 diabetic volunteers. The glucose clamp is a method for quantifying insulin absorption in order to measure a patient’s insulin sensitivity and how well a patient metabolizes glucose. The in-life phase was completed in October 2016, and we anticipate receiving the results during the first quarter of calendar year 2017. In October 2016, we initiated an additional Phase IIa dose finding clinical trial on approximately 30 adults type 2 diabetic patients. This trial is being conducted in order to define the optimal dosing of ORMD-0801 moving forward. Our technology allows insulin to travel from the gastrointestinal tract via the portal vein to the bloodstream, revolutionizing the manner in which insulin is delivered. It enables its passage in a more physiological manner than current delivery methods of insulin. Our technology is a platform that has the potential to deliver medications and vaccines orally that today can only be delivered via injection.

Oral Glucagon-like peptide-1: Glucagon-like peptide-1, or GLP-1, is an incretin hormone, which is a type of gastrointestinal hormone that stimulates the secretion of insulin from the pancreas. The incretin concept was hypothesized when it was noted that glucose ingested by mouth (oral) stimulated two to three times more insulin release than the same amount of glucose administered intravenously. In addition to stimulating insulin release, GLP-1 was found to suppress glucagon release (hormone involved in regulation of glucose) from the pancreas, slow gastric emptying to reduce the rate of absorption of nutrients into the blood stream, and increase satiety. Other important beneficial attributes of GLP-1 are its effects of increasing the number of beta cells (cells that manufacture and release insulin) in the pancreas and, possibly, protection of the heart. In addition to our flagship product, the insulin capsule, we are using our technology for an orally ingestible GLP-1 capsule (ORMD-0901). In August 2015, we began a non-FDA approved clinical trial for our oral exenatide capsule on type 2 diabetic patients. All follow-up visits of this study were completed during the second quarter of calendar year 2016, and we anticipate the results analysis to be completed during the fourth quarter of calendar year 2016. In June 2016, we also began a pre-clinical toxicology study.

Diabetes: Diabetes is a disease in which the body does not produce or properly use insulin. Insulin is a hormone that causes sugar to be absorbed into cells, where the sugar is converted into energy needed for daily life. The cause of diabetes is attributed both to genetics (type 1 diabetes) and, most often, to environmental factors such as obesity and lack of exercise (type 2 diabetes). According to the International Diabetes Federation, or IDF, an estimated 415 million adults worldwide suffered from diabetes in 2015 and the IDF projects this number will increase to 642 million by 2040. Also, according to the IDF, in 2015, an estimated 5.3 million people died from diabetes. According to the American Diabetes Association, or ADA, in the United States there were approximately 29.1 million people with diabetes, or 9.3% of the United States population in 2015. Diabetes is a leading cause of blindness, kidney failure, heart attack, stroke and amputation.

Intellectual property: We own a portfolio of patents and patent applications covering our technologies, and we are aggressively protecting these technology developments on a worldwide basis.

Management: We are led by a highly-experienced management team knowledgeable in the treatment of diabetes. Our Chief Medical and Technology Officer, Miriam Kidron, PhD, is a world-recognized pharmacologist and a biochemist and the innovator primarily responsible for our oral insulin technology development and know-how.

Scientific Advisory Board: Our management team has access to our internationally recognized Scientific Advisory Board whose members are thought-leaders in their respective areas. The Scientific Advisory Board is comprised of Dr. Roy Eldor, Professor Ele Ferrannini, Professor Avram Hershko and Dr. Harold Jacob.

Strategy

Short Term Business Strategy

We plan to conduct further research and development on the technology covered by the patent application “Methods and Composition for Oral Administration of Proteins,” which we acquired from Hadasit Medical Research Services and Development Ltd. in 2006, and which is pending in various foreign jurisdictions, as well as the other patents we have filed in various foreign jurisdictions since then, as discussed below under “—Patents and Licenses” and below under “Item 1A. Risk Factors”.

Through our research and development efforts, we are seeking to develop an oral dosage form that will withstand the harsh chemical environment of the stomach and intestines and will be effective in delivering active insulin or other proteins, such as exenatide, for the treatment of diabetes. The enzymes and vehicles that are added to the proteins in the formulation process must not modify the proteins chemically or biologically, and the dosage form must be safe to ingest. We plan to continue to conduct clinical trials to show the effectiveness of our technology. We originally filed an IND with the FDA in December 2012 for clearance to begin a Phase II clinical trial of ORMD-0801, in order to evaluate the safety, tolerability and efficacy of our oral insulin capsule on type 2 diabetic volunteers. Because the identical formulation of ORMD-0801 had not yet been studied in humans at bedtime, in February 2013, the FDA noted concerns about mitigating potential risks of severe hypoglycemia and requested that we perform a sub-study in a controlled in-patient setting for a one-week period prior to beginning the larger multi-centered Phase II trial. As a result, we withdrew the original IND and, in April 2013, we submitted a new IND for the Phase IIa sub-study. Following the FDA’s clearance to proceed in May 2013, we began the Phase IIa sub-study in July 2013. As we announced in January 2014, the Phase IIa sub-study met all primary and secondary endpoints. Specifically, the Phase IIa study evaluated the pharmacodynamic effects of ORMD-0801 on mean nighttime glucose (determined using a continuous glucose monitor). The results showed that ORMD-0801 exhibited a sound safety profile, led to reduced mean daytime and nighttime glucose readings and lowered fasting blood glucose concentrations, when compared to placebo. In addition, no serious adverse events occurred during this study, and the only adverse events that occurred were not drug related. In light of these results, in June 2015, we initiated the Phase IIb clinical trial on 180 type 2 diabetic patients which was completed in April 2016. This double-blind, randomized, 28-day study clinical trial was designed to assess the safety and efficacy of ORMD-0801, and was conducted in 33 sites in the United States. The trial indicated a statistically significant lowering of glucose relative to placebo across several endpoints. The trial’s positive topline data showed that the study successfully met its primary efficacy and safety endpoints. The trial primarily evaluated the nighttime glucose lowering effect and safety of ORMD-0801 compared to a placebo. The results of the mean nighttime glucose showed a significant difference in mean change from run-in. ORMD-0801 oral insulin was safe and well-tolerated for the dosing regimen in this trial. The trial further evaluated the effect of ORMD-0801 on mean 24-hour glucose, fasting glucose, and daytime glucose and the results showed a statistically significant difference in mean change from run-in. Two examples of the data gleaned from this study are shown below:

* Indicates Statistically Significant Difference from Placebo (p-Value<0.05)

No significant difference was shown in change in morning fasting serum insulin, C-Peptide, or triglycerides.

Following the significant results of the Phase IIb trial, we initiated in October 2016 an additional Phase IIa, dose finding clinical trial on approximately 30 adult type 2 diabetic patients. This randomized, double-blind trial is being conducted in order to define the optimal dosing of ORMD-0801 moving forward.

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

We also conducted a glucose clamp study of our oral insulin capsule on type 2 diabetic volunteers that was performed at The University of Texas Health Science Center at San Antonio. The glucose clamp is a method for quantifying insulin absorption in order to measure a patient’s insulin sensitivity and how well a patient metabolizes glucose. We completed the in-life phase of the study in October 2016, and anticipate to receive the results during the first quarter of calendar year 2017.

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

The table below gives an overview of our product pipeline:

Another component of our business strategy is to partner with other companies or medical institutions in order to further develop our technology and commence pre-commercialization activities. On November 30, 2015, we, our Israeli subsidiary and HTIT entered into a Technology License Agreement, which was further amended, according to which we granted HTIT an exclusive commercialization license in the territory of the People's Republic of China, Macau and Hong Kong, or the Territory, related to our oral insulin capsule, ORMD-0801. Pursuant to this license agreement, HTIT will conduct, at its own expense, certain pre-commercialization and regulatory activities with respect to our technology related to the ORMD-0801 capsule, and will pay certain royalties and an aggregate of approximately $37.5 million (see “Out-Licensed Technology” below). We plan to seek additional partnerships or forms of cooperation with other companies or medical institutions. While our strategy is to partner with an appropriate party, no assurance can be given that any third party would be interested in partnering with us. Under certain circumstances, we may determine to develop one or more of our oral dosage form on our own, either world-wide or in select territories.

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

In April 2015, we began a glucose clamp study of our oral insulin capsule on type 2 diabetic volunteers that was performed at The University of Texas Health Science Center at San Antonio and University Health System’s Texas Diabetes Institute. The glucose clamp is a method for quantifying insulin absorption in order to measure a patient’s insulin sensitivity and how well a patient metabolizes glucose. We completed the in-life phase of the study in October 2016, and anticipate receiving the results during the first quarter of calendar year 2017.

In June 2015, we initiated a Phase IIb clinical trial on 180 type 2 diabetic patients, which was completed in April 2016. This double-blind, randomized, 28-day study was designed to assess the safety and efficacy of ORMD-0801 and was conducted in 33 sites in the United States. The trial indicated a statistically significant lowering of glucose relative to placebo across several endpoints. The trial successfully met its primary efficacy and safety endpoints and its secondary and exploratory endpoints.

In October 2016, we initiated an additional Phase IIa dose finding clinical trial on approximately 30 adult type 2 diabetic patients. This randomized, double-blind trial is being conducted in order to define the optimal dosing of ORMD-0801 moving forward.

We utilize Clinical Research Organizations, or CROs, to conduct our clinical studies. We currently have an agreement with Integrium LLC to act as CRO for the Phase IIa dose finding clinical trial of ORMD-0801 in volunteers having type 2 diabetes, described above.

GLP-1 Analog

During fiscal 2009, we completed pre-clinical trials of ORMD-0901, an analog for GLP-1, which included animal studies that suggested that the GLP-1 analog (exenatide-4), when combined with Oramed’s absorption promoters, is absorbed through the gastrointestinal tract and retains its biological activity.

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

In January 2013, we began a clinical trial for our oral exenatide capsule on healthy volunteers and type 2 diabetic patients. Based on this study, we decided to make slight adjustments in the manufacturing of these capsules and have begun pre-toxicology studies on the new capsules.

In September 2013, we submitted a pre-IND package to the FDA for ORMD-0901, our oral exenatide capsule, for a Phase II clinical trial on healthy volunteers and type 2 diabetic patients. We began a toxicology study in June 2016 and expect to file an IND and move directly into a large Phase II multi-center trial in the United States.

In August 2015, we began a non-FDA approved clinical trial for our oral exenatide capsule on type 2 diabetic patients. All follow-up visits of this study were completed during the second quarter of calendar year 2016, and we anticipate the results analysis to be completed during the fourth quarter of calendar year 2016.

Combination Therapy

In June 2012, we presented an abstract, which reported the impact of our oral insulin capsule ORMD-0801 delivered in combination with our oral exenatide capsule ORMD-0901. The work that was presented assessed the safety and effectiveness of a combination of oral insulin and oral exenatide treatments delivered to pigs prior to food intake. The drug combination resulted in significantly improved blood glucose regulation when compared to administration of each drug separately.

In February 2013, we commenced a first human clinical trial on type 2 diabetic volunteers with our oral insulin capsule delivered in combination with our oral exenatide capsule. In the near term, we are focusing our efforts on the development of the Company’s flagship products, oral insulin and oral exenatide. Once these two products have progressed further in clinical trials, we intend to conduct additional studies with the oral combination therapy.

Feasibility study

In August 2015, we entered into an agreement with a large international pharmaceutical company, or the Pharma Company, pursuant to which we conducted a feasibility study, using one of the Pharma Company's propriety injectable compounds. The study used our proprietary technology in order to deliver the compound orally. Following the successful completion of the first step of the study in July 2016, we continued to the second step of the study. The study will provide data required for decision making on whether to enter into a license agreement between the parties.

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

Patents and Licenses

We maintain a proactive intellectual property strategy, which includes patent filings in multiple jurisdictions, including the United States and other commercially significant markets. We hold 29 patent applications currently pending, with respect to various compositions, methods of production and oral administration of proteins and exenatide. Expiration dates for pending patents, if granted, will fall between 2026 and 2034.

We hold 30 patents, three of which were issued in fiscal 2016, including patents issued by the United States, Swiss, German, French, U.K., Italian, Netherland, Spanish, Australian, Israeli, Japanese, Russian, Canadian, Hong Kong, Chinese, European and Indian patent offices that cover a part of our technology, which allows for the oral delivery of proteins and patents issued by the Australian, Israeli, New Zealand, South African and Russian patent offices that cover part of our technology for the oral delivery of exenatide.

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

We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. Our policy is to require our employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers, our board of directors, or our Board, technical review board and other advisors, to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. We also require signed confidentiality or material transfer agreements from any company that is to receive our confidential information. In the case of employees, consultants and contractors, the agreements provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our Company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

Out-Licensed Technology

In June 2010, Oramed Ltd. entered into a joint venture agreement with D.N.A Biomedical Solutions Ltd., or D.N.A, for the establishment of Entera Bio LTD, or Entera.

Under the terms of a license agreement that was entered into between Oramed Ltd. and Entera in August 2010, we out-licensed technology to Entera, on an exclusive basis, for the development of oral delivery drugs for certain indications to be agreed upon between the parties. The out-licensed technology differs from our main delivery technology that is used for oral insulin and GLP-1 analog and is subject to different patent applications. Entera’s initial development effort is for an oral formulation for the treatment of osteoporosis. In March 2011, we entered into a patent transfer agreement to replace the original license agreement upon closing pursuant to which Oramed Ltd. assigned to Entera all of its right, title and interest in and to the patent application that it had licensed to Entera in August 2010. Under this agreement, Oramed Ltd. is entitled to receive from Entera royalties of 3% of Entera’s net revenues (as defined in the agreement) and a license back of that patent application for use in respect of diabetes and influenza.

In March 2011, we also consummated a transaction with D.N.A, whereby we sold to D.N.A 47% of Entera’s outstanding share capital on an undiluted basis. As consideration for the Entera shares, we received consideration of cash and ordinary shares of D.N.A, having an aggregate value of approximately $1,032,000 as of March 31, 2011. The promissory note was secured by a personal guarantee of the D.N.A majority shareholders and its term was extended in August 2011. D.N.A paid off the promissory note in November 2011. The market price for D.N.A’s ordinary shares is subject to market fluctuations and may, at times, have a price below the value on the date we acquired such shares. The closing price for D.N.A’s ordinary shares was $0.068 per share on November 22, 2016. In addition, the ordinary shares of D.N.A have historically experienced low trading volume; as a result there is no guarantee that we will be able to resell the ordinary shares of D.N.A at the prevailing market prices. In addition, D.N.A invested $250,000 in our private placement investment round, which closed in March 2011, for which it received 65,105 shares of our common stock and five-year warrants to purchase 22,787 shares of our common stock at an exercise price of $6.00 per share.

D.N.A consummated a reverse stock split at a ratio of one-for-two, effective October 4, 2015, and unless otherwise indicated, share amounts of D.N.A included in this Form 10-K have been adjusted to reflect the effects of the reverse stock split.

In October 2012, as part of a securities purchase agreement with D.N.A, we received the option to purchase up to 10,818,806 ordinary shares of D.N.A, valued at approximately $629,000 at the day of the transaction, and we exercised the option in February 2013.

Through August 31, 2016, we sold a total of 4,812,995 shares for total consideration of $364,000, and as of August 31, 2016, we held 10,208,144 shares.

In June 2016, Entera announced that it had obtained orphan status from the European Medicines Agency, or EMA, for its oral treatment for hypoparathyroidism. EMA approval is in addition to the orphan status it obtained from the FDA for the same oral treatment in April 2014.

In July 2015, Entera announced it had completed a phase 2a study to assess the safety and efficacy of its oral treatment for hypoparathyroidism and that the goals of the study were achieved.

On November 30, 2015, we, our Israeli subsidiary and HTIT entered into a Technology License Agreement, and on December 21, 2015 these parties entered into an Amended and Restated Technology License Agreement that was further amended by the parties on June 3, 2016 and July 24, 2016, or the License Agreement. According to the License Agreement, we granted HTIT an exclusive commercialization license in the Territory, related to our oral insulin capsule, ORMD-0801. Pursuant to the License Agreement, HTIT will conduct, at its own expense, certain pre-commercialization and regulatory activities with respect to our technology and ORMD-0801 capsule, and will pay (i) royalties of 10% on net sales of the related commercialized products to be sold by HTIT in the Territory, or Royalties, and (ii) an aggregate of approximately $37.5 million, of which $3 million is payable immediately, $8 million will be paid in near term installments subject to our entry into certain agreements with certain third parties, and $26.5 million will be payable upon achievement of certain milestones and conditions. In the event that we will not meet certain conditions, the Royalties rate may be reduced to a minimum of 8%. Following the expiration of our patents covering the technology in the Territory, the Royalties rate may be reduced, under certain circumstances, to 5%. The initial payment of $3 million was received in January 2016. Following achievement of certain milestones, the second and third milestone payments of $6.5 million and $4 million, respectively, were received in July 2016 and the fourth milestone payment of $4 million was received in October 2016.

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

The FDA requires that pharmaceutical and certain other therapeutic products undergo significant clinical experimentation and clinical testing prior to their marketing or introduction to the general public. Clinical testing, known as clinical trials or clinical studies, is either conducted internally by life science, pharmaceutical, or biotechnology companies or is conducted on behalf of these companies by CROs.

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

Scientific Advisory Board

We maintain a Scientific Advisory Board consisting of internationally recognized scientists who advise us on scientific and technical aspects of our business. The Scientific Advisory Board meets periodically to review specific projects and to assess the value of new technologies and developments to us. In addition, individual members of the Scientific Advisory Board meet with us periodically to provide advice in their particular areas of expertise. The Scientific Advisory Board consists of the following members, information with respect to whom is set forth below: Dr. Roy Eldor, Professor Ele Ferrannini, Professor Avram Hershko and Dr. Harold Jacob.

Dr. Roy Eldor, MD, joined the Oramed Scientific Advisory Board in July 2016. He is an endocrinologist, internist and researcher with over twenty years of clinical and scientific experience. He is currently Director of the Diabetes Unit at the Institute of Endocrinology, Metabolism & Hypertension, Tel-Aviv Sourasky Medical Center. Prior to that, Dr. Eldor served as Principal Scientist at Merck Research Laboratories, Clinical Research - Diabetes & Endocrinology, Rahway, New Jersey. He has previously served as a senior physician in internal medicine at the Diabetes Unit in Hadassah Hebrew University Hospital, Jerusalem, Israel; and the Diabetes Division at the University of Texas Health Science Center in San Antonio, Texas (under the guidance of Dr. R.A. DeFronzo). Dr. Eldor is a recognized expert, with over 35 peer reviewed papers and book chapters, and has been a guest speaker to numerous international forums.

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

Dr. Harold Jacob, MD, joined the Oramed Scientific Advisory Board in November 2016. Since 1998, Dr. Jacob has served as the president of Medical Instrument Development Inc., a company which provides a range of support and consulting services to start-up and early stage companies as well as patenting its own proprietary medical devices. Since 2011, Dr. Jacob has also served as an attending physician at Hadassah University Medical Center, where he has served as the director of the gastrointestinal endoscopy unit since September 2013. Dr. Jacob has advised a spectrum of companies in the past and he served as a consultant and then as the Director of Medical Affairs at Given Imaging Ltd., from 1997 to 2003, a company that developed the first swallowable wireless pill camera for inspection of the intestine. He has licensed patents to a number of companies including Kimberly-Clark Corporation. Since 2014, Dr. Jacob has served as the Chief Medical Officer and a director of NanoVibronix, Inc., a medical device company using surface acoustics to prevent catheter acquired infection as well as other applications, where he served as Chief Executive Officer from 2004 to 2014. He practiced clinical gastroenterology in New York and served as Chief of Gastroenterology at St. John’s Episcopal Hospital and South Nassau Communities Hospital from 1986 to 1995, and was a Clinical Assistant Professor of Medicine at SUNY from 1983 to 1990. Dr. Jacob founded and served as Editor in Chief of Endoscopy Review and has authored numerous publications in the field of gastroenterology.

Employees

We have been successful in retaining experienced personnel involved in our research and development program. In addition, we believe we have successfully recruited the clinical/regulatory, quality assurance and other personnel needed to advance through clinical studies or have engaged the services of experts in the field for these requirements. As of August 31, 2016, we have contracted with twelve individuals for employment or consulting arrangements. Of our staff, four are senior management, three are engaged in research and development work, and the remaining five are involved in administration work.

Additional Information

Additional information about us is contained on our Internet website at www.oramed.com. Information on our website is not incorporated by reference into this report. On our website, under “Investors”, “SEC Filings”, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our reports filed with the Securities and Exchange Commission, or SEC, are also made available to read and copy at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information about the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Reports filed with the SEC are also made available on its website at www.sec.gov. The following Corporate Governance documents are also posted on our website: Code of Ethics and the Charters for each of the Audit Committee and Compensation Committee of our Board.

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

Successful completion of our development programs and our transition to normal operations are dependent upon obtaining necessary regulatory approvals from the FDA prior to selling our products within the United States, and foreign regulatory approvals must be obtained to sell our products internationally. There can be no assurance that we will receive regulatory approval of any of our product candidates, and a substantial amount of time may pass before we achieve a level of revenues adequate to support our operations. We also expect to incur substantial expenditures in connection with the regulatory approval process for each of our product candidates during their respective developmental periods. Obtaining marketing approval will be directly dependent on our ability to implement the necessary regulatory steps required to obtain marketing approval in the United States and in other countries. We cannot predict the outcome of these activities.

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

We do not have sufficient revenues from our research and development activities to fully support our operations. Consequently, we have incurred net losses and negative cash flows since inception. We currently have only licensing revenues and no product revenues, and may not succeed in developing or commercializing any products which could generate product revenues. We do not expect to have any products on the market for several years. In addition, development of our product candidates requires a process of pre-clinical and clinical testing, during which our products could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we will not be able to market our product candidates. Eventual profitability will depend on our success in developing, manufacturing, and marketing our product candidates. As of August 31, 2016, August 31, 2015 and August 31, 2014, we had working capital of $27,609,000, $15,883,000 and $20,805,000, respectively, and stockholders’ equity of $26,190,000, $24,828,000 and $20,793,000, respectively. During the 12 month period ended August 31, 2016, we generated revenues of $641,000. No revenues were generated in prior periods. For the period from our inception on April 12, 2002 through August 31, 2016, the year ended August 31, 2016, the year ended August 31, 2015 and the year ended August 31, 2014, we incurred net losses of $46,016,000, $10,964,000, $7,232,000 and $5,696,000, respectively. We may never achieve profitability and expect to incur net losses in the foreseeable future. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies. We currently hold several pending patent applications in the United States for our technologies covering oral administration of insulin and other proteins and oral administration of exenatide and proteins, corresponding patent applications filed in Canada, Europe, Japan, China, Brazil, Hong Kong and India, 30 patents issued by the United States, Australian, Canadian, Chinese, Israeli, Japanese, New Zealand, South African, Russian, Hong Kong, Swiss, German, Spanish, French, United Kingdom, Italy, Indian and the Netherlands (for our technologies covering oral administration of insulin and other proteins) and New Zealand, South African, Australian, Russian and Israeli (for our technologies covering oral administration of insulin and other proteins and oral administration of exenatides) patent offices. Further, we intend to rely on a combination of trade secrets and non-disclosure and other contractual agreements and technical measures to protect our rights in our technology. We intend to depend upon confidentiality agreements with our officers, directors, employees, consultants, and subcontractors, as well as collaborative partners, to maintain the proprietary nature of our technology. These measures may not afford us sufficient or complete protection, and others may independently develop technology similar to ours, otherwise avoid our confidentiality agreements, or produce patents that would materially and adversely affect our business, prospects, financial condition, and results of operations. We believe that our technology is not subject to any infringement actions based upon the patents of any third parties; however, our technology may in the future be found to infringe upon the rights of others. Others may assert infringement claims against us, and if we should be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, our ability to continue to use our technology could be materially restricted or prohibited. If this event occurs, we may be required to obtain licenses from the holders of this intellectual property, enter into royalty agreements, or redesign our products so as not to utilize this intellectual property, each of which may prove to be uneconomical or otherwise impossible. Licenses or royalty agreements required in order for us to use this technology may not be available on terms acceptable to us, or at all. These claims could result in litigation, which could materially adversely affect our business, prospects, financial condition, and results of operations.

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

The successful commercialization of oral insulin capsule is crucial for our success. At present, our principal product is the oral insulin capsule. Our oral insulin capsule is in a clinical development stage and faces a variety of risks and uncertainties. Principally, these risks include the following:

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

The testing, marketing and manufacturing of any of our products will require the approval of the FDA or regulatory agencies of other countries. We have completed certain non-FDA clinical trials and pre-clinical trials for our products. In addition, we have completed a Phase IIb clinical trial in patients with type 2 diabetes under an IND with the FDA and we have completed Phase IIa clinical trials of ORMD-0801 in patients with type 1 diabetes under an IND with the FDA. However, success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, a number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials.

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

We are dependent on outside vendors for our entire supply of the oral insulin and GLP-1 capsules and do not currently have any long-term agreements in place for the supply of oral insulin or GLP-1 capsules. While we believe that there are numerous sources of supply available, if the third party suppliers were to cease production or otherwise fail to supply us with quality raw materials in sufficient quantities on a timely basis and we were unable to contract on acceptable terms for these services with alternative suppliers, our ability to produce our products and to conduct testing and clinical trials would be materially adversely affected.

Our future revenues from HTIT are dependent upon third party suppliers and Chinese regulatory approvals.

Our future revenues from HTIT are dependent upon the achievement of certain milestones and conditions, and the success of HTIT to implement our technology and to manufacture the oral insulin capsule. Our future revenues from HTIT are also dependent upon the ability of third parties to scale-up one of our oral capsule ingredients and to scale-up the manufacturing process of our capsules. Our future revenues from royalties from HTIT are further dependent upon the granting of regulatory approvals in the Territory. Accordingly, if any of the foregoing does not occur, we may not be successful in receiving future revenues from HTIT and may not succeed with our business plans in China.

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

A considerable amount of our expenses are generated in dollars or in dollar-linked currencies, but a significant portion of our expenses such as some clinical studies and payroll costs are generated in other currencies such as NIS, Euro and British pounds. Most of the time, our non-dollar assets are not totally offset by non-dollar liabilities. Due to the foregoing and to the fact that our financial results are measured in dollars, our results could be adversely affected as a result of a strengthening or weakening of the dollar compared to these other currencies. During fiscal 2013 and 2014, the dollar depreciated in relation to the NIS, which raised the dollar cost of our Israeli based operations and adversely affected our financial results, while during fiscal 2012, 2015 and 2016 the dollar increased in relation to the NIS, which reduced the dollar cost of our Israeli based operations costs. In addition, our results could also be adversely affected if we are unable to guard against currency fluctuations in the future. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks. These transactions, however, may not adequately protect us from future currency fluctuations and, even if they do protect us, may involve operational or financing costs we would not otherwise incur.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of November 22, 2016, we had outstanding 13,264,189 shares of common stock, a large majority of which are freely tradable. Giving effect to the exercise in full of all of our outstanding warrants, options and restricted stock units, or RSUs, including those currently unexercisable or unvested, we would have outstanding 15,744,280 shares of common stock.

Our issuance of warrants, options and RSUs to investors, employees and consultants may have a negative effect on the trading prices of our common stock as well as a dilutive effect.

We have issued and may continue to issue warrants, options, RSUs and convertible notes at, above or below the current market price. As of November 22, 2016, we had outstanding warrants and options exercisable for 2,196,626 shares of common stock at a weighted average exercise price of $7.65. We also had outstanding RSUs exercisable for 165,964 shares of common stock at no cost. In addition to the dilutive effect of a large number of shares of common stock and a low exercise price for the warrants and options, there is a potential that a large number of underlying shares of common stock may be sold in the open market at any given time, which could place downward pressure on the trading of our common stock.

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

As of November 22, 2016, our directors, executive officers and principal affiliated stockholders beneficially own approximately 29.2% of our outstanding shares of common stock, excluding shares issuable upon the exercise of options, warrants and RSUs. As a result, these stockholders, should they act together, may have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, should they act together, may have the ability to control our management and affairs. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Because we received grants from the Israel Innovation Authority we are subject to ongoing restrictions.

We received royalty-bearing grants from the Israel Innovation Authority, or IIA (previously the Office of the Chief Scientist) of the Israeli Ministry of Economy & Industry, Trade and Labor, for research and development programs that meet specified criteria. We did not recognize any grants in the year ended August 31, 2016, and recognized grants in the amounts of $49,000 and $428,000 in the years ended August 31, 2015 and 2014, respectively. We do not expect to receive further grants from the IIA in the future. The terms of the IIA grants limit our ability to transfer know-how developed under an approved research and development program outside of Israel, regardless of whether the royalties were fully paid.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal executive offices are comprised of approximately 168 square meters of leased office space in Givat-Ram, Jerusalem, Israel. The current lease term expired on September 30, 2016, and we are in the process of renewing this lease for an additional five years. The aggregate annual base rent for this space is currently $23,000, linked to the increase in the Israeli consumer price index, and is expected to be increased to $34,000. We believe that our existing facilities are suitable and adequate to meet our current business requirements. In the event that we should require additional or alternative facilities, we believe that such facilities can be obtained on short notice at competitive rates.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price for our Common Stock

Our common stock is traded on Nasdaq under the symbol “ORMP.” The quarterly high and low sales price on Nasdaq for the periods indicated are as follows:

	High	Low
Year Ended August 31, 2015
Three Months Ended November 30, 2014	$10.15	$5.81
Three Months Ended February 28, 2015	$6.55	$4.31
Three Months Ended May 31, 2015	$9.84	$3.71
Three Months Ended August 31, 2015	$7.91	$4.15

Year Ended August 31, 2016
Three Months Ended November 30, 2015	$10.74	$5.4
Three Months Ended February 29, 2016	$9.95	$5.6
Three Months Ended May 31, 2016	$10.51	$6.06
Three Months Ended August 31, 2016	$8.82	$7.1

The last reported sale price per share of common stock as quoted on Nasdaq was $6.09 on November 22, 2016.

Holders

As of November 22, 2016, there were 13,264,189 shares of our common stock issued and outstanding held of record by approximately 50 registered stockholders. We believe that a significant number of stockholders hold their shares of our common stock in brokerage accounts and registered in the name of stock depositories and are therefore not included in the number of stockholders of record.

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

Unregistered Sales of Equity Securities and Use of Proceeds

On August 1, 2016, we issued 2,500 shares of our common stock, valued at $20,000, in the aggregate, to Corporate Profile, LLC, or Corporate Profile, in payment of a portion of the consulting fee for investor relations services owed to Corporate Profile pursuant to a Letter Agreements, dated May 18, 2016, between us and Corporate Profile.

These issuances and sales were exempt under Section 4(a)(2) of the Securities Act.

Comparative Stock Performance Graph

The following graph shows how an initial investment of $100 in our common stock would have compared to an equal investment in the Nasdaq Composite Index and the NASDAQ Biotechnology Index during the period from September 1, 2011 through August 31, 2016. The performance shown is not necessarily indicative of future price performance.

ITEM 6. SELECTED FINANCIAL DATA.

The selected data presented below under the captions “Statements of Comprehensive Loss Data” and “Balance Sheet Data” for, and as of the end of, each of the fiscal years in the five-year period ended August 31, 2016, are derived from, and should be read in conjunction with, our audited consolidated financial statements.

The selected information contained in this table should also be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of comprehensive loss data for the years ended August 31, 2016, 2015 and 2014 and the selected consolidated balance sheet data as of August 31, 2016 and 2015, are derived from the audited consolidated financial statements included elsewhere in this Annual Report. The statement of operations data for the years ended August 31, 2013 and 2012 and the balance sheet data as of August 31, 2014, 2013 and 2012 are derived from audited financial statements not included in this Annual Report. The historical results presented below are not necessarily indicative of future results.

	2016	2015	2014	2013	2012
	(in thousands of dollars except share and per share data)
Statements of Comprehensive Loss:
Revenues	$(641)	$-	$-	$-	$-
Cost of revenues	490	-	-	-	-
Research and development expenses, net	7,709	4,781	3,277	2,272	1,681
General and administrative expenses	2,452	2,602	2,629	2,032	1,203
Impairment of available-for-sale securities	-	-	-	-	184
Financial income	(474)	(168)	(225)	(180)	(13)
Financial expenses	93	18	11	313	199
Loss before taxes on income	9,629	7,233	5,692	4,437	3,254
Taxes on income (Tax benefit)	1,335	(1)	4	(205)	90
Net loss for the year	$10,964	$7,232	$5,696	$4,232	$3,344
Loss per common share – basic and diluted	$0.87	$0.67	$0.62	$0.59	$0.57

Weighted average common shares outstanding	12,624,356	10,820,465	9,244,059	7,209,283	5,884,595

	As of August 31,
	2016	2015	2014	2013	2012
	in thousands of dollars except share and per share data
Balance Sheet Data:
Cash, cash equivalents, short-term deposits, restricted cash and marketable securities	$31,032	$17,245	$21,306	$8,491	$5,101
Other current assets	198	127	472	153	175
Long-term assets	11,070	8,042	24	16	19
Long-term marketable securities	530	940	-	-	-
Total assets	42,830	26,354	21,802	8,660	5,295
Current liabilities	3,621	1,489	973	498	644
Long-term liabilities	13,019	37	36	31	873
Stockholders’ equity	26,190	24,828	20,793	8,131	3,778

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

Oral Insulin: We are seeking to revolutionize the treatment of diabetes through our proprietary flagship product, an orally ingestible insulin capsule (ORMD-0801). We completed a Phase IIb clinical trials in patients with type 2 diabetes under an IND with the FDA following completion of Phase IIa clinical trials in patients with both type 1 and type 2 diabetes. We initiated in October 2016 a further Phase IIa, dose finding clinical trial on approximately 30 adult type 2 diabetic patients.

GLP-1 Analog: Our second pipeline product (ORMD-0901) is an orally ingestible exenatide (GLP-1 analog) capsule, which aids in the balance of blood-sugar levels and decreases appetite. In January 2013, we began a clinical trial for our oral exenatide capsule on healthy volunteers and type 2 diabetic patients. Based on this study, we decided to make slight adjustments in the manufacturing of these capsules and have begun pre-clinical studies on the new capsules. In September 2013, we submitted a pre-IND, package to the FDA for ORMD-0901, our oral exenatide capsule, for a Phase II clinical trial on healthy volunteers and type 2 diabetic patients. We began a non-U.S. based Phase Ib trial study in August 2015. All follow-up visits of this study were completed during the second quarter of calendar year 2016 and we anticipate the results analysis to be completed during the fourth quarter of calendar year 2016.

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

We account for share-based payments to employees in accordance with the guidance that requires awards classified as equity awards be accounted for using the grant-date fair value method. The fair value of share-based payment transactions is based on the Black Scholes option-pricing model and is recognized as an expense over the requisite service period.

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

Revenue recognition: Revenue is recognized when delivery has occurred, evidence of an arrangement exists, title and risks and rewards for the products are transferred to the customer, collection is reasonably assured and product returns can be reliably estimated.

Given our continuing involvement through the expected product submission (June 2023), revenue from the License Agreement is recognized over the periods from which the Company is entitled to the respective payments (including milestones), and through the expected product submission date.

Comparison of Fiscal 2016 to Fiscal 2015 and Fiscal 2015 to Fiscal 2014

The following table summarizes certain statements of operations data for us for the twelve month periods ended August 31, 2016, 2015 and 2014:

	Year ended August 31,
Operating Data:	2016	2015	2014

Revenues	$(641)	-	$-
Cost of revenues	490	-	-
Research and development expenses, net	7,709	4,781	3,277
General and administrative expenses	2,452	2,602	2,629
Financial income, net	(381)	(150)	(214)
Loss before taxes on income	9,629	7,233	5,692
Taxes on income (Tax benefit)	1,335	(1)	4
Net loss for the year	10,964	7,232	5,696

Loss per common share – basic and diluted	$0.87	$0.67	$0.62
Weighted average common shares outstanding	12,624,356	10,820,465	9,244,059

Revenues

Revenues consist of proceeds related to the License Agreement that are recognized over the term of the License Agreement through June 2023.

Revenues for the year ended August 31, 2016 totaled $641,000, following the meeting of the License Agreement's closing conditions during December 2015. No revenues were recorded for the years ended August 31, 2015 and 2014.

Cost of revenues

Cost of revenues consists of royalties related to the License Agreement with HTIT that will be paid over the term of the License Agreement in accordance with the revenue recognition and the Law for the Encouragement of Industrial Research and Development, 1984, as amended, or the R&D Law.

Cost of revenues for the year ended August 31, 2016 totaled $490,000. No cost of revenues was recorded for the years ended August 31, 2015 and 2014.

Research and development expenses

Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, employee benefits, costs of materials, supplies, the cost of services provided by outside contractors, including services related to our clinical trials, clinical trial expenses, the full cost of manufacturing drug for use in research and preclinical development. All costs associated with research and development are expensed as incurred.

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

In August 2009, Oramed Ltd. was awarded a government grant amounting to a total net amount of NIS 3.1 million (approximately $813,000), from the IIA. This grant was used for research and development expenses for the period of February 2009 to June 2010. The funds were used by us to support further research and development and clinical study of our oral insulin capsule and oral GLP-1 analog. In December 2010, Oramed Ltd. was awarded a second grant, or the Second Grant, amounting to a total net amount of NIS 2.9 million (approximately $720,000) from the IIA, which was designated for research and development expenses for the period of July 2010 to November 2011. As a result of a delay in the research and development plan, as of November 30, 2011, Oramed Ltd. had used only NIS 1,473,000 (approximately $365,000) of the Second Grant. In May 2012, Oramed Ltd. was awarded an extension of nine months to use the funds of the Second Grant until August 2012. In addition, in May 2012, Oramed Ltd. was granted a third grant amounting to a total net amount of NIS 595,000 (approximately $148,000) from the IIA, which was designated for research and development expenses for the period of September 2012 to December 2012. In May 2013, Oramed Ltd. was awarded a fourth grant amounting to a total net amount of NIS 975,000 (approximately $265,000) from the IIA, which was designated for research and development expenses for the period of January 2013 to December 2013. In March 2014, the IIA accepted Oramed Ltd.’s application to shorten that period to ten months, due to the rapid utilization of the grant, ending October 31, 2013. In March 2014, Oramed Ltd. was also granted a fifth grant amounting to a total amount of NIS 1,206,990 (approximately $345,000) from the IIA, which was designated for research and development expenses for the period of November 2013 to October 2014. In September 2014, this period was extended by two months until December 2014. We used the funds to support further research and development and clinical studies of our oral insulin capsule and oral GLP-1 analog. The five grants are subject to repayment according to the terms determined by the IIA and applicable law. See “—Government grants” below.

Research and development expenses for the year ended August 31, 2016 increased by 61% to $7,709,000 from $4,781,000 for the year ended August 31, 2015. The increase is attributed to expenses related to clinical trials and mainly our Phase IIb clinical trial. This increase was partially offset by a decrease in stock based compensation costs. During the year ended August 31, 2016, stock based compensation costs totaled $304,000, as compared to $616,000 during the year ended August 31, 2015.

Research and development expenses for the year ended August 31, 2015 increased by 46% to $4,781,000 from $3,277,000 for the year ended August 31, 2014. The increase is attributed to expenses related to clinical trials, as well as to the decrease in IIA grants in the year ended August 31, 2015. During the year ended August 31, 2015, stock based compensation costs totaled $616,000, as compared to $905,000 during the year ended August 31, 2014.

Government grants

The Government of Israel encourages research and development projects through the IIA, pursuant to the R&D Law. Under the R&D Law, a research and development plan that meets specified criteria is eligible for a grant of up to 50% of certain approved research and development expenditures. Each plan must be approved by the IIA.

In the year ended August 31, 2016, we did not recognize any research and development grants and in the years ended August 31, 2015 and 2014, we recognized research and development grants in an amount of $49,000 and $428,000, respectively. As of August 31, 2016, we incurred a liability to pay royalties to the IIA of $466,000.

Under the terms of the grants we received from the IIA, we are obligated to pay royalties of 3.5% on all revenues derived from the sale of the products developed pursuant to the funded plans, including revenues from licensed ancillary services. Royalties are generally payable up to a maximum amount equaling 100% of the grants received (dollar linked) with the addition of interest at an annual rate based on the LIBOR rate.

The R&D Law generally requires that a product developed under a program be manufactured in Israel. However, when applying for a grant, the applicant may declare that part of the manufacturing will be performed outside of Israel or by non-Israeli residents and if the IIA is convinced that performing some of the manufacturing abroad is essential for the execution of the program, it may still approve the grant. This declaration will be a significant factor in the determination of the IIA as to whether to approve a program and the amount and other terms of the benefits to be granted. If a company wants to increase the volume of manufacturing outside of Israel after the grant has been approved, it may transfer up to 10% of the company’s approved Israeli manufacturing volume, measured on an aggregate basis, outside of Israel after first notifying the IIA thereof (provided that the IIA does not object to such transfer within 30 days). In addition, upon the approval of the IIA, a portion greater than 10% of the manufacturing volume may be performed outside of Israel. In any case of transfer of manufacturing out of Israel, the grant recipient is required to pay royalties at an increased rate, which may be substantial, and the aggregate repayment amount is increased up to 120%, 150% or 300% of the grant, depending on the portion of the total manufacturing volume that is performed outside of Israel. The R&D Law further permits the IIA, among other things, to approve the transfer of manufacturing rights outside of Israel in exchange for the import of different manufacturing into Israel as a substitute, in lieu of the increased royalties.

The R&D Law also provides that know-how developed under an approved research and development program may not be transferred to third parties in Israel without the approval of the research committee. Such approval is not required for the sale or export of any products resulting from such research or development. The R&D Law further provides that the know-how developed under an approved research and development program may not be transferred to any third parties outside Israel absent IIA approval which may be granted in certain circumstances as follows: (a) the grant recipient pays to the IIA a portion of the sale price paid in consideration for such IIA -funded know-how or the price paid in consideration for the sale of the grant recipient itself, as the case may be, in accordance with certain formulas included in the R&D Law; (b) the grant recipient receives know-how from a third party in exchange for its IIA -funded know-how; or (c) such transfer of IIA -funded know-how is made in the context of IIA approved research and development cooperation projects or consortia.

The R&D Law imposes reporting requirements with respect to certain changes in the ownership of a grant recipient. The R&D Law requires the grant recipient to notify the IIA of any change in control of the recipient or a change in the holdings of the means of control of the recipient that results in a non-Israeli entity becoming an interested party in the recipient, and requires the new non-Israeli interested party to undertake to the IIA to comply with the R&D Law. In addition, the rules of the IIA may require the provision of additional information or representations in respect of certain such events. For this purpose, “control” is defined as the ability to direct the activities of a company other than any ability arising solely from serving as an officer or director of the company. A person is presumed to have control if such person holds 50% or more of the means of control of a company. “Means of control” refers to voting rights or the right to appoint directors or the chief executive officer. An “interested party” of a company includes a holder of 5% or more of its outstanding share capital or voting rights, its chief executive officer and directors, someone who has the right to appoint its chief executive officer or at least one director, and a company with respect to which any of the foregoing interested parties holds 25% or more of the outstanding share capital or voting rights or has the right to appoint 25% or more of the directors.

Failure to meet the R&D Law’s requirements may subject us to mandatory repayment of grants received by us (together with interest and penalties), as well as expose us to criminal proceedings. In addition, the Israeli government may from time to time audit sales of products which it claims incorporate technology funded through IIA programs which may lead to additional royalties being payable on additional products.

Amendment Number 7 to the R&D Law, or the Amendment, came into force on January 1, 2016. Under the Amendment, various regulations and many sections of the R&D Law, including those sections governing such matters as transfer of know-how or manufacturing out of Israel, have been deleted and replaced with general guidelines. Specific rules will be addressed by the terms of field-specific tracks that the IIA will establish. The Amendment includes transitional provisions and provides that the provisions of the R&D Law as they were in place prior to the enactment of the Amendment, as well as the various regulations, will continue to apply to pre-existing tracks for a limited transitional period. We are still in this transitional period and cannot at this stage foresee the potential impact on us, if any, of the provisions of the field-specific tracks that the IIA is required to establish under the Amendment.

Grants from Bio-Jerusalem

The Bio-Jerusalem fund was founded by the Jerusalem Development Authority in order to support the biomed industry in Jerusalem. We are committed to pay royalties to the Bio-Jerusalem fund on proceeds from future sales at a rate of 4% and up to 100% of the amount of the grants received by the Company (Israeli CPI linked) in the total aggregate amount of $65,000 as of August 31, 2016. For the years ended August 31, 2016, 2015 and 2014, there were no grants received from the Bio-Jerusalem fund. As of August 31, 2016, we incurred a liability to pay royalties to the Bio-Jerusalem fund of $18,000.

General and administrative expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, traveling, business development costs, insurance expenses and other general costs.

General and administrative expenses decreased by 5.8% from $2,602,000 for the year ended August 31, 2015 to $2,452,000 for the year ended August 31, 2016. The decrease in costs incurred related to general and administrative activities during the year ended August 31, 2016, reflects a decrease in stock-based compensation costs that was partially offset by an increase in salaries and consulting expenses resulting from cash bonuses to employees and consultants paid in 2016. During the year ended August 31, 2016, as part of our general and administrative expenses, we incurred $329,000 related to stock-based compensation costs, as compared to $731,000 during the year ended August 31, 2015.

General and administrative expenses decreased by 1% from $2,629,000 for the year ended August 31, 2014 to $2,602,000 for the year ended August 31, 2015. The decrease in costs incurred related to general and administrative activities during the year ended August 31, 2015, reflects a decrease in salaries and consulting expenses resulting from cash bonuses to employees and consultants paid in 2014, and from a decrease in professional expenses, that were partially offset by an increase in stock-based compensation. During the year ended August 31, 2015, as part of our general and administrative expenses, we incurred $731,000 related to stock-based compensation costs, as compared to $563,000 during the year ended August 31, 2014.

Financial income/expense, net

Net financial income was $381,000 for the year ended August 31, 2016 as compared to net financial income of $150,000 for the year ended August 31, 2015. The increase is mainly due to an increase in income from bank deposits and held to maturity bonds as a result of the increase in cash and investment balances.

Net financial income was $150,000 for the year ended August 31, 2015 as compared to net financial income of $214,000 for the year ended August 31, 2014. This was mainly due to the gain on sale of marketable securities of $80,000 in the year ended August 31, 2014 as compared to no gain on sale of marketable securities in the year ended August 31, 2015, as the Company did not sell any of its D.N.A ordinary shares during that year.

Taxes on income / Tax benefit

We had taxes on income of $1,335,000 for the year ended August 31, 2016 as compared to a tax benefit of $1,000 for the year ended August 31, 2015. The increase is due to withholding tax of $1,350,000 deducted from revenues received from the License Agreement, since according to the Company’s estimations, the withholding tax is not expected to be utilized in the next five years. This deduction is partially offset by a decrease in the accrual for an uncertain tax position in fiscal 2016.

We had a tax benefit of $1,000 for the year ended August 31, 2015 as compared to taxes on income of $4,000 for the year ended August 31, 2014, as a result of a decrease in the accrual for an uncertain tax position in fiscal 2015.

Other comprehensive income

Unrealized loss on available for sale securities for the year ended August 31, 2016 of $452,000 resulted from the decrease in fair value of our D.N.A ordinary shares.

Unrealized gain on available for sale securities for the year ended August 31, 2015 of $106,000 resulted from the increase in fair value of our D.N.A ordinary shares.

Liquidity and Capital Resources

From inception through August 31, 2016, we have incurred losses in an aggregate amount of $46,016,000. During that period we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of $56,054,000, net of transaction costs. During that period we also received cash consideration of $3,319,000 from the exercise of warrants and options. We will seek to obtain additional financing through similar sources in the future as needed. As of August 31, 2016, we had $3,907,000 of available cash, $35,297,000 of short term and long term deposits and investment and $3,385,000 of marketable securities. We anticipate that we will require approximately $16 million to finance our activities during the 12 months following August 31, 2016.

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

As of August 31, 2016, our total current assets were $31,230,000 and our total current liabilities were $3,621,000. On August 31, 2016, we had a working capital surplus of $27,609,000 and an accumulated loss of $46,016,000. As of August 31, 2015, our total current assets were $17,372,000 and our total current liabilities were $1,489,000. On August 31, 2015, we had a working capital surplus of $15,883,000 and an accumulated loss of $35,052,000. The increase in working capital surplus from August 31, 2015 to August 31, 2016 was primarily due to the proceeds from our private placement to HTIT completed in December 2015.

During the year ended August 31, 2016, cash and cash equivalents increased to $3,907,000 from the $3,213,000 reported as of August 31, 2015, which is due to the reasons described below.

Operating activities provided cash of $4,655,000 in the year ended August 31, 2016 compared to $4,946,000 used in the year ended August 31, 2015. Cash provided by operating activities in the year ended August 31, 2016 primarily consisted of changes in deferred revenues due to the License Agreement partially offset by net loss resulting from research and development and general and administrative expenses, while cash used for operating activities in the year ended August 31, 2015 primarily consisted of net loss resulting from research and development and general and administrative expenses, partially offset by stock-based compensation expenses.

During the year ended August 31, 2016, we received no grants from the IIA. During the year ended August 31, 2015, we received $126,000 in IIA grants towards our research and development expenses, while we recognized the amount of $49,000 during such period. The amounts that were received but not recognized during the year ended August 31, 2015, were recognized during fiscal year 2014. The IIA supported our activity until December 2014.

Investing activities used cash of $16,010,000 in the year ended August 31, 2016, as compared to $3,312,000 used in the year ended August 31, 2015. Cash used for investing activities in the years ended August 31, 2016 and 2015 consisted primarily of the purchase of short-term and long-term bank deposits as well as the purchase of marketable securities.

Financing activities provided cash of $12,043,000 in the year ended August 31, 2016 and $9,721,000 in the year ended August 31, 2015. Cash provided by financing activities during both periods consisted of proceeds from our issuance of common stock and proceeds from exercise of warrants and options. Our primary financing activities in fiscal 2016 and fiscal 2015 were as follows:

●	During fiscal 2016, 331,054 warrants were exercised for cash and resulted in the issuance of 331,054 shares of common stock and 18,718 options were exercised for cash and resulted in the issuance of 18,718 shares of common stock. The cash consideration received for exercise of warrants was $1,337,000 and the cash consideration received for exercise of options was $112,000. During fiscal 2015, 1,370 options were exercised for cash and resulted in the issuance of 1,370 shares of common stock. The cash consideration received for exercise of the options was $8,000. During fiscal 2016 and fiscal 2015, we issued a total of 28,750 shares of common stock to a third party vendor for services rendered. The aggregate value of those shares was approximately $194,000.

●	In December 2015, we completed a private placement of 1,155,367 shares of our common stock to HTIT for total consideration of $12 million.

●	In June 2015, we entered into a Securities Purchase Agreement, pursuant to which we agreed to sell, in a registered direct offering, or the June 2015 Offering: (1) an aggregate of 714,286 shares of our common stock at a price of $7.50 per share to six investors and (2) at the option of each investor, or the Overallotment Right, additional shares of our common stock, or the Overallotment Shares, up to the number equal to the number of shares purchased by such Purchaser and at a price of $10.00 per Overallotment Share. The closing of the sale of the 714,286 shares of our common stock occurred on June 10, 2015. The Overallotment Right is exercisable beginning December 10, 2015, and shall remain exercisable until December 10, 2016. Pursuant to an engagement letter, a placement agent received, for its services in the June 2015 Offering, a fee equal to 7% of the gross proceeds raised in the June 2015 Offering and an expense allowance of 1% of the gross proceeds raised in the June 2015 Offering, and affiliates of the placement agent received warrants to purchase 28,571 shares of our common stock, exercisable for a period of three years and with an exercise price of $10.00 per share. Our net proceeds from the June 2015 Offering were approximately $4,880,000 after deducting the placement agent’s expenses and our other offering expenses. In November 2015 and February, May and August 2016, we issued a total of 13,750 shares of our common stock, valued at $101,000, in the aggregate, to a certain service provider as remuneration for services rendered.

●	In November 2014, pursuant to a Stock Purchase Agreement with an investor, we issued an aggregate of 696,378 shares of common stock, at a price of $7.18 per share, for aggregate gross proceeds of $5,000,000. Our net proceeds from the offering were approximately $4,833,000 after deducting a finder's fee of $150,000 and our other offering expenses.

●	On April 2, 2015, we entered into an at the market issuance sales agreement, or the Sales Agreement, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $25,000,000 from time to time, at our option, through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to our effective shelf registration statement on Form S-3. We will pay the sales agent a commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent. To date, no shares have been sold under the Sales Agreement.

Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments at August 31, 2016, and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Clinical research study obligations	$1,381	$1,381	$-	$-	$-
Purchase and technology transfer obligations	7,131	5,508	1,623	-	-
Operating lease obligations	43	20	23	-	-
Accrued Severance Pay, net	14	-	-	-	14
Total	$8,569	$6,909	$1,646	$-	$14

Off-Balance Sheet Arrangements

As of August 31, 2016, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Planned Expenditures

We invest heavily in research and development, and we expect that in the upcoming years our research and development expenses, net, will continue to be our major operating expense.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to a variety of risks, including changes in interest rates, foreign currency exchange rates, changes in the value of our marketable securities and inflation.

As of August 31, 2016, we had $3.9 million in cash and cash equivalents, $35.3 million in short and long term bank deposits and restricted deposits and $3.4 million in marketable securities.

We aim to preserve our financial assets, maintain adequate liquidity and maximize return while minimizing exposure to market risks. Such policy further provides that we should hold most of our current assets in bank deposits. As of today, the currency of our financial assets is mainly in U.S. dollars.

Marketable securities

We own 10,208,144 common shares of D.N.A, which are presented in our financial statements as marketable securities. Marketable securities are presented at fair value and their realization is subject to certain limitations if sold through the market, and we are therefore exposed to market risk. There is no assurance that at the time of sale of the marketable securities the price per share will be the same or higher, nor that we will be able to sell all of the securities at once given the volume of securities we hold. The shares are traded on the Tel Aviv Stock Exchange and the shares' price is denominated in NIS. We are also exposed to changes in the market price of D.N.A shares, as well as to exchange rates fluctuations in the NIS currency compared to the U.S. dollar.

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

Foreign Currency Exchange Risk and Inflation

A significant portion of our expenditures, including salaries, clinical research expenses, consultants' fees and office expenses relate to our operations in Israel. The cost of those Israeli operations, as expressed in U.S. dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the NIS in relation to the U.S. dollar. If the U.S. dollar declines in value in relation to the NIS, it will become more expensive for us to fund our operations in Israel. In addition, as of August 31, 2016, we own net balances in NIS of approximately $1,447,000. Assuming a 10% appreciation of the NIS against the U.S. dollar, we would experience exchange rate gain of approximately $132,000, while assuming a 10% devaluation of the NIS against the U.S. dollars, we would experience an exchange rate loss of approximately $161,000.

The exchange rate of the U.S. dollar to the NIS, based on exchange rates published by the Bank of Israel, was as follows:

	Year Ended August 31,
	2014	2015	2016
Average rate for period	3.494	3.851	3.864
Rate at period-end	3.568	3.930	3.786

We do not use any currency hedging transactions of options or forwards to decrease the risk of financial exposure from fluctuations in the exchange rate of the U.S. dollar against the NIS.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of August 31, 2016 based on the current framework for Internal Control-Integrated Framework (2013) set forth by The Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2016 at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is certain information with respect to the individuals who are our directors and executive officers.

Name	Age	Position

Nadav Kidron	42	President, Chief Executive Officer and Director

Yifat Zommer	42	Chief Financial Officer, Treasurer and Secretary

Miriam Kidron	76	Chief Medical and Technology Officer and Director

Joshua Hexter	46	Chief Operating Officer and VP Business Development

Aviad Friedman	45	Director

Xiaopeng Li	32	Director

Kevin Rakin	56	Director

Leonard Sank	51	Director

David Slager	44	Director

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

Mr. Nadav Kidron was appointed President, Chief Executive Officer and became a director in March 2006. He is also a director of Israel Advanced Technology Industries organization, and until 2016 was a director of Entera. In 2009, he was a fellow at the Merage Foundation for U.S.-Israel Trade Programs for executives in the life sciences field. From 2003 to 2006, he was the managing director of the Institute of Advanced Jewish Studies at Bar Ilan University. From 2001 to 2003, he was a legal intern at Wine, Mishaiker & Ernstoff Law Offices in Jerusalem, Israel. Mr. Kidron holds an LL.B. and an International MBA from Bar Ilan University, Israel, and is a member of the Israel Bar Association.

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

Dr. Miriam Kidron was appointed Chief Medical and Technology Officer and became a director in March 2006. Dr. Kidron is a pharmacologist and a biochemist with a Ph.D. in biochemistry. From 1990 to 2007, Dr. Kidron was a senior researcher in the Diabetes Unit at Hadassah University Hospital in Jerusalem, Israel. During 2003 and 2004, Dr. Kidron served as a consultant to Emisphere Technologies Inc., a company that specializes in developing broad-based proprietary drug delivery platforms. Dr. Kidron was formerly a visiting professor at the Medical School at the University of Toronto (Canada), and is a member of the American, European and Israeli Diabetes Associations. Dr. Kidron is a recipient of the Bern Schlanger Award.

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

Mr. Aviad Friedman became a director in August 2016. Mr. Friedman is an international businessman. Since 2007, he has been Chief Executive Officer of Most Properties 1998 Ltd. and the Chairman of the Israel Association of Community Centers since 2013. Mr. Friedman was the first Director General of Israel's Ministry of Diaspora Affairs and served as personal advisor to Prime Minister Ariel Sharon from 1996 to 1999. Mr. Friedman served as Chief Operating Officer of one of Israel’s premier newspapers, Ma'ariv from 2003 to 2007, and has more than 14 years of experience serving on boards of public and private companies including Maayan Ventures, Capital Point and Rosetta Green Ltd. Mr. Friedman additionally served as an investor and consultant at Rhythmia Medical Inc. from 2007, and was actively involved in the sale of the company to Boston Scientific in 2012. Mr. Friedman holds a bachelor’s degree and master’s degree with honors in Public Administration from Bar-Ilan University.

We believe that Mr. Friedman’s qualifications to serve on our Board include his experience in serving as a director of public and private companies as well as his knowledge and familiarity with corporate finance.

Ms. Xiaopeng Li became a director in January 2016. Ms. Li currently serves on the Board of Directors in the Chairman’s Office in Hefei Tianmai Biotechnology Development Co. Ltd, or HTBT, where she has served as the head of financing and investment activities since 2013. Ms. Li also has served as Chief Financial Officer of Hi-Tech Brain Investment Company Limited, an affiliated company of HTBT, since 2015. Prior to that, she was a senior auditor in the Shanghai Branch of Ernst & Young Hua Ming LLP, where she served for four years. Ms. Li holds a Bachelor’s degree from the College of Economics, Anhui University, a Master of Accounting degree from Monash University, Australia, and a Master of Management degree from Central Queensland University, Australia.

We believe that Ms. Li’s qualifications to serve on our Board include her experience and relevant education in the fields of finance, economics, capital markets and management, as well as her familiarity with the Eastern market.

Mr. Kevin Rakin became a director in August 2016. Mr. Rakin is a co-founder and partner at HighCape Partners, a growth equity life sciences fund where he has served since 2013. From June 2011 to November 2012, Mr. Rakin was the President of Regenerative Medicine at Shire plc, a leading specialty biopharmaceutical company. Prior to joining Shire, Mr. Rakin served as the Chairman and Chief Executive Officer of Advanced BioHealing, Inc. from 2007 until its acquisition by Shire for $750 million in June 2011. Mr. Rakin currently serves on the board of Histogenics Corporation. Mr. Rakin holds an M.B.A. from Columbia University and received his graduate and undergraduate degrees in Commerce from the University of Cape Town, South Africa.

We believe that Mr. Rakin’s qualifications to serve on our Board include his extensive experience as an executive in the biotechnology industry, as well as his service in positions in various companies as a Chief Executive Officer, Chief Financial Officer and President and his involvement in public and private financings and mergers and acquisitions in the biotechnology industry.

Mr. Leonard Sank became a director in October 2007. Mr. Sank is a South African entrepreneur and businessman, whose interests lie in entrepreneurial endeavors and initiatives, with over 20 years' experience of playing significant leadership roles in developing businesses. For the past seventeen years, Mr. Sank has served as a director of Macsteel Service Centres SA (Pty) Ltd, South Africa’s largest private company. Since 2010, Mr. Sank has served as a Director of Bradbury Finance Pty Ltd, and also serves on the boards of small businesses and local non-profit charity organizations in Cape Town, where he resides.

We believe that Mr. Sank’s qualifications to serve on our Board include his years of experience in development stage businesses, as well as his experience serving as a director of many entities.

Mr. David Slager became a director in August 2016. Mr. Slager is the founder and Chairman of Regals Capital, a New York based private investment firm, and the Portfolio Manager of the fund. Prior to founding Regals Capital in 2012, Mr. Slager was the Chairman and the Portfolio Manager of Attara Capital. In 2009, Mr. Slager was the Vice Chairman of Atticus Capital LP, a global investment management firm he joined in 1998. Mr. Slager’s previous professional experience also includes having been in the Proprietary Equity Arbitrage Group at Goldman, Sachs & Co. in London and a financial analyst at Goldman, Sachs & Co. in New York and London. Mr. Slager holds a master’s degree in Legal Philosophy (Jurisprudence) from Oxford University.

We believe that Mr. Slager’s qualifications to serve on our Board include his years of experience in the capital markets as well as his management skills, his knowledge and familiarity with corporate finance and his familiarity with the Company history as a leading shareholder in the Company.

Board of Directors

There are no agreements with respect to the election of directors. Each director is elected for a period of one year at our annual meeting of stockholders and serves until the next such meeting and until his or her successor is duly elected or until his or her earlier resignation or removal. The Board may also appoint additional directors. A director so chosen or appointed will hold office until the next annual meeting of stockholders and until his or her successor is duly elected and qualified or until his or her earlier resignation or removal. The Board has determined that Leonard Sank, David Slager, Kevin Rakin, Aviad Friedman and Xiaopeng Li are independent as defined under the rules promulgated by NASDAQ. Other than Mr. Slager, Ms. Li and Mr. Friedman, none of the independent directors has any relationship with us besides serving on our Board. In connection with a private placement of our common stock in 2013, we have entered into a letter agreement with Mr. Slager pursuant to which we agreed not to issue stock options with an exercise price below $6.00 per share and not to grant more than 125,000 stock options in any calendar year without the consent of certain stockholders. Ms. Li was appointed to serve on our Board pursuant to the terms of the SPA dated November 30, 2015, but does not otherwise have any relationship with us except for her serving as a director. We have entered into a consulting agreement with Shikma A.M.R. Ltd., or Shikma, of which Mr. Friedman is the sole owner, pursuant to which Shikma was granted an option exercisable into shares of common stock of the Company as compensation for certain consulting services provided by Shikma to the Company. This consulting agreement was terminated in August 2016. The Board considered these relationships and determined that they would not interfere with Mr. Slager’s, Ms. Li’s or Mr. Friedman’s exercise of independent judgment in carrying out the responsibilities of a director.

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

Board Meeting Attendance

During the year ended August 31, 2016, our Board held seven meetings and took actions by written consent on four occasions. Dr. Miriam Kidron and Ms. Xiaopeng Li attended fewer than 75% of the aggregate of: (i) the total number of meetings of the Board (during the period for which such director served as a director); and (ii) the total number of meetings held by all committees of the Board on which such director served (during the period for which such director served on such committees). Board members are encouraged to attend our annual meetings of stockholders.

Committees

Audit Committee and Audit Committee Financial Expert

The members of our Audit Committee are Aviad Friedman, David Slager and Kevin Rakin. Our Board has determined that Aviad Friedman is an “audit committee financial expert” as set forth in Item 407(d)(5) of Regulation S-K and that all members of the Audit Committee are “independent” as defined by the rules of the SEC and the Nasdaq rules and regulations. The Audit Committee operates under a written charter that is posted on the “Investors” section of our website, www.oramed.com. The primary responsibilities of our Audit Committee include:

●	Overseeing the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company;

●	Appointing, compensating and retaining our independent registered public accounting firm;

●	Overseeing the work performed by any independent registered public accounting firm;

●	Assisting the Board in fulfilling its responsibilities by reviewing: (i) the financial reports provided by us to the SEC, our stockholders or to the general public, and (ii) our internal financial and accounting controls; and

●	Recommending, establishing and monitoring procedures designed to improve the quality and reliability of the disclosure of our financial condition and results of operations.

Compensation Committee

The members of our Compensation Committee are Leonard Sank, Kevin Rakin and Aviad Friedman. The Board has determined that all of the members of the Compensation Committee are “independent” as defined by the rules of the SEC and Nasdaq rules and regulations. The Compensation Committee operates under a written charter that is posted on the “Investors” section of our website, www.oramed.com. The primary responsibilities of our Compensation Committee include:

●	Reviewing, negotiating and approving, or recommending for approval by our Board of the salaries and incentive compensation of our executive officers;

●	Administering our equity based plans and making recommendations to our Board with respect to our incentive-compensation plans and equity-based plans; and

●	Periodically reviewing, negotiating and approving, or making recommendations to our Board with respect to director compensation.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to us during fiscal 2016, we believe that during fiscal 2016, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements, except that Dr. Miriam Kidron, our Chief Medical and Technology Officer and a director, failed to timely file a Form 4 reporting her December 28, 2015 disposal of 11,000 shares of our common stock, due to an error by the filing agent not caused by the Company or Dr. Kidron. Dr. Kidron filed a Form 4 reporting this transaction on December 31, 2015.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for our senior officers, directors and employees. A copy of the Code of Ethics and Business Conduct is located at our website at www.oramed.com.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This section explains the policies and decisions that shape our executive compensation program, including its specific objectives and elements, as it relates to our “named executive officers,” or NEOs. Our NEOs for fiscal 2016 are those four individuals listed in the “Summary Compensation Table” below. The Compensation Committee believes that our executive compensation is appropriately designed to incentivize our named executive officers to work for our long-term prosperity, is reasonable in comparison with the levels of compensation provided by comparable companies, and reflects a reasonable cost. We believe our named executive officers are critical to the achievement of our corporate goals, through which we can drive stockholder value.

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

Our executive compensation program and our NEOs’ compensation packages are designed around the following objectives:

●	attract, hire, and retain talented and experienced executives;

●	motivate, reward and retain executives whose knowledge, skills and performance are critical to our success;

●	ensure fairness among the executive management team via the recognition of the contributions of each executive to our success;

●	focus executive behavior on achievement of our corporate objectives and strategy; and

●	align the interests of management and stockholders by providing management with longer-term incentives through equity ownership.

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

With respect to equity compensation, the Compensation Committee makes awards to executives under our Second Amended and Restated 2008 Stock Incentive Plan, or 2008 Plan. Executive compensation is paid or granted based on such matters as the Compensation Committee deems appropriate, including our financial and operating performance and the alignment of the interests of the executive officers and our stockholders.

Elements of Compensation

Our executive officer compensation program is comprised of: (i) base salary or monthly compensation; (ii) discretionary bonus; (iii) long-term equity incentive compensation in the form of stock option and RSU grants; and (iv) benefits and perquisites.

In establishing overall executive compensation levels and making specific compensation decisions for our NEOs in fiscal 2016, the Compensation Committee considered a number of criteria, including the executive's position, scope of responsibilities, prior base salary and annual incentive awards and expected contribution.

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

Base Salary

The Compensation Committee performs a review of base salaries and monthly compensation for our NEOs from time to time as appropriate. In determining salaries, the Compensation Committee members also take into consideration the scope of the NEOs' responsibilities and independent third party market data, such as compensation surveys to industry, individual experience and performance and contribution to our clinical, regulatory, commercial and operational performance. None of the factors above has a dominant weight in determining the compensation of our named executive officers, and our Compensation Committee considers the factors as a whole when considering such compensation. In addition, our Compensation Committee uses comparative data regarding compensation paid by peer companies in order to obtain a general understanding of current trends in compensation practices and ranges of amounts being awarded by other public companies, and not as part of an analysis or a formula.

In fiscal 2014, for example, we conducted an analysis of salaries and monthly compensation received by our NEOs’ respective counterparts in companies in the biotechnology industry and other comparable companies in Israel and outside of Israel. During fiscal 2014, the Compensation Committee received consulting services from Brightman Almagor Zohar & Co., a member firm of Deloitte Touche Tohmatsu Limited with regard to management compensation. The Compensation Committee engaged the consultant solely to collect and analyze data regarding management compensation at other companies comparable to the Company. The consultant collected data from companies in the biomed sector that are publicly traded on The NASDAQ Stock Market, in the biomed sector and having similar (within 50%) market cap, total assets, total revenue, net income, and/or location of operations (in Israel) to the Company. The comparable companies that were chosen by the consultants were Amicus Therapeutics, Inc.; Columbia Laboratories Inc.; Enxo Biochem, Inc.; Navidea Biopharmaceuticals Inc.; Pluristem Therapeutics Inc.; Rexhan Pharmaceuticals, Inc.; Sorrento Therapeutics, Inc.; Stemline Therapeutics, Inc.; and Synergy Pharmaceuticals Inc. The Committee looked at the fixed and variable compensation of each of the comparable NEOs and for directors. The Compensation Committee did not receive any executive compensation consulting services in fiscal 2016 and 2015.

We believe that a competitive base salary and monthly compensation is a necessary element of any compensation program that is designed to attract and retain talented and experienced executives. We also believe that attractive base salaries can motivate and reward executives for their overall performance. Base salary and monthly compensation are established in part based on the individual experience, skills and expected contributions to our performance, as well as such executive’s performance during the prior year. Generally, we believe that executives' base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities, experience and performance at comparable companies. Compensation adjustments are made occasionally based on changes in an executive's level of responsibility, company progress or on changed local and specific executive employment market conditions.

In fiscal 2016, our Compensation Committee decided to increase the base salary of some of our NEOs by ten to twenty percent, and in fiscal 2015, following two years in which the base salaries of our NEOs were not changed, our Compensation Committee decided to increase our NEOs’ base salaries by six percent, as the members of our Compensation Committee deemed this to be a reasonable rate in the pharmaceuticals industry based on their experience.

Performance Based Bonus

Our NEOs are eligible to receive discretionary annual bonuses based upon performance. The amount of annual bonus to our NEOs is based on various factors, including, among others, the achievement of scientific and business goals and our financial and operational performance. The Compensation Committee takes into account the overall performance of the individuals, as well as the overall performance of the Company over the period being reviewed and the recommendation of management. For any given year, the compensation objectives vary, but relate generally to strategic factors such as developments in our clinical path, the execution of a license agreement for the commercialization of product candidates, the establishment of key strategic collaborations, the build-up of our pipeline and financial factors such as capital raising. Bonuses are awarded generally based on corporate performance, with adjustments made within a range for individual performance, at the discretion of the Compensation Committee. The Compensation Committee determines, on a discretionary basis, the size of the entire bonus pool and the amount of the actual award to each NEO. The overall payment is also based on historic compensation of the NEOs.

We believe that annual bonuses payable based on the achievement of short-term corporate goals incentivize our NEOs to create stockholder value and attain short-term performance objectives.

Long-Term Equity Incentive Compensation

Long-term incentive compensation allows the NEOs to share in any appreciation in the value of our common stock. The Compensation Committee believes that stock participation aligns executive officers’ interests with those of our stockholders. Equity incentive awards are generally made at the commencement of employment and following a significant change in job responsibilities, or to meet other special retention or performance objectives. The amounts of the awards are designed to reward past performance and create incentives to meet long-term objectives. Awards are made at a level expected to be competitive within the biotechnology industry, as well as with Israeli-based companies. Awards are made on a discretionary basis and not pursuant to specific criteria set out in advance. In determining the amount of each grant, the Compensation Committee also takes into account the number of shares held by the executive prior to the grant. The vesting schedule for NEOs is based on monthly installments for periods of no longer than three years. The Compensation Committee believes that time-based vesting encourages recipients to build stockholder value over a long period of time.

RSU awards provide our NEOs with the right to purchase shares of our common stock at a par value of $0.012, subject to continued employment with our company. In November 2014, the Compensation Committee awarded RSUs for the first time and again awarded RSUs in February 2015. We choose to grant RSU awards and not options because RSU awards, once vested, always have an immediate financial value to the holder thereof, unlike options where the exercise price might be above the current market price of the shares and therefore not have any intrinsic value to the holder thereof. In addition, because vested RSU awards always have financial value, as opposed to options, we were able to limit the number of securities issued to our NEOs and other employees, directors and consultants. RSUs generally vest over a period of no longer than two years. The Compensation Committee believes that time-based vesting encourages recipients to build stockholder value over a long period of time.

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

Say-on-Pay Vote

Our stockholders approved, on an advisory basis, our executive compensation program at our 2016 Annual Meeting. We did not seek or receive any specific feedback from our stockholders concerning our executive compensation program during the past fiscal year. The Compensation Committee did not specifically rely on the results of the prior vote in making any compensation-related decisions during fiscal 2016.

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

Compensation Committee Members: Aviad Friedman Kevin Rakin Leonard Sank

SUMMARY COMPENSATION TABLE

The following table shows the particulars of compensation paid to our NEOs, for the fiscal years ended August 31, 2016, 2015 and 2014.

Name and Principal Position	Year (1)	Salary ($) (2)		Bonus ($) (2)(3)	Stock Awards ($) (4)	Option Awards ($) (5)	All Other Compensation ($) (2)(6)	Total ($)
Nadav Kidron	2016	273,086		195,729	-	-	17,366	486,181
President and CEO	2015	254,318		63,045	431,645	-	16,217	765,225
and director (7)	2014	261,338		120,000	-	390,696	31,770	803,804

Miriam Kidron	2016	203,378		136,583	-	-	13,191	353,152
Chief Medical and	2015	188,466		50,436	431,645	-	13,592	684,139
Technology Officer	2014	206,315		65,000	-	390,696	14,728	676,739
and director (8)

Yifat Zommer	2016	65,234	(9)	75,641	-	-	36,375	177,250
CFO, Treasurer	2015	101,063		26,445	212,314	-	34,899	374,721
and Secretary	2014	109,684		50,000	-	-	39,806	199,490

Joshua Hexter	2016	132,306		86,974	-	-	42,014	261,294
COO and VP	2015	124,108		32,363	-	-	39,547	196,018
Business	2014	134,696		25,000	-	-	42,857	202,553
Development

(1)	The information is provided for each fiscal year, which begins on September 1 and ends on August 31.

(2)	Amounts paid for Salary, Bonus and All Other Compensation were originally denominated in NIS and were translated into U.S. Dollars at the then current exchange rate for each payment.

(3)	Bonuses were granted at the discretion of the Compensation Committee.

(4)	For RSU awards, the amounts reflect the grant date fair value, as calculated pursuant to FASB ASC Topic 718. The assumptions used to determine the fair value of the RSU awards are set forth in Note 8 to our audited consolidated financial statements included in this Annual Report on Form 10-K. Our NEOs will not realize the value of these awards in cash unless and until the awards vest and the underlying shares are issued and subsequently sold.

(5)	The amounts reflect the grant date fair value, as calculated pursuant to FASB ASC Topic 718, of these option awards. The assumptions used to determine the fair value of the option awards are set forth in Note 8 to our audited consolidated financial statements included in this Annual Report on Form 10-K. Our NEOs will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.

(6)	See “All Other Compensation Table” below.

(7)	Mr. Kidron receives compensation from Oramed Ltd. through KNRY, Ltd., an Israeli entity owned by Mr. Kidron, or KNRY. See “—Employment and Consulting Agreements” below.

(8)	Dr. Kidron receives compensation from Oramed Ltd. through KNRY. See “—Employment and Consulting Agreements” below.

(9)	Reduced salary due to maternity leave.

All Other Compensation Table

The “All Other Compensation” amounts set forth in the Summary Compensation Table above consist of the following:

Name	Year	Automobile- Related Expenses ($)	Manager’s Insurance* ($)	Education Fund* ($)	Business Travel** ($)	Total ($)
Nadav Kidron	2016	17,366	--	--	--	17,366
	2015	16,217	--	--	--	16,217
	2014	13,050	--	--	18,720	31,770

Miriam Kidron	2016	13,191	--	--	--	13,191
	2015	13,592	--	--	--	13,592
	2014	14,728	--	--	--	14,728

Yifat Zommer	2016	12,676	15,913	7,786	--	36,375
	2015	12,612	14,879	7,408	--	34,899
	2014	15,440	16,263	8,103	--	39,806

Joshua Hexter	2016	12,660	19,585	9,769	--	42,014
	2015	12,451	18,030	9,066	--	39,547
	2014	12,784	20,157	9,916	--	42,857

*	Manager’s insurance and education funds are customary benefits provided to employees based in Israel. Manager’s insurance is a combination of severance savings (in accordance with Israeli law), defined contribution tax-qualified pension savings and disability insurance premiums. An education fund is a savings fund of pre-tax contributions to be used after a specified period of time for educational or other permitted purposes.

**	Business travel represents additional compensation of approximately $5,000 per month in fiscal 2014, for the period during which Mr. Kidron was in the United States. This payment was in addition to per diem payments for that business travel. The Compensation Committee determined that this amount reflects the difference in the cost of living between Israel and the United States.

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

The Consulting Agreements are both terminable by either party upon 60 days prior written notice. The Consulting Agreements, as amended, provide that KNRY will be reimbursed for reasonable expenses incurred in connection with performance of the Consulting Agreements and that Nadav Kidron receives a monthly consulting fee of NIS 95,460 and Miriam Kidron receives a monthly consulting fee of NIS 69,960. Pursuant to the Consulting Agreements, KNRY, Nadav Kidron and Miriam Kidron each agree that during the term of the Consulting Agreements and for a 12 month period thereafter, none of them will compete with Oramed Ltd. nor solicit employees of Oramed Ltd.

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

We, through Oramed Ltd., have entered into an employment agreement with Joshua Hexter as of April 14, 2013, pursuant to which Mr. Hexter was appointed as Chief Operating Officer and VP Business Development of the Company and Oramed Ltd. In accordance with the employment agreement, as amended, Mr. Hexter’s current gross monthly salary is NIS 44,891. In addition, Mr. Hexter is provided with a cellular phone and a company car pursuant to the terms of his agreement.

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

GRANTS OF PLAN-BASED AWARDS

There were no grants of plan-based equity awards made to our NEOs during fiscal 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information concerning stock options and stock awards held by the NEOs as of August 31, 2016.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares that have not vested (#)		Market value of shares that have not vested ($)
Nadav Kidron	72,000	(1)	-	6.48	5/7/18
	72,000	(2)	-	5.88	4/20/20
	72,000	(3)	-	4.08	8/8/22
	47,134	(4)	-	12.45	4/9/24
						13,308	(8)(9)	95,951

Miriam Kidron	72,000	(1)	-	6.48	5/7/18
	72,000	(2)	-	5.88	4/20/20
	72,000	(3)	-	4.08	8/8/22
	47,134	(4)	-	12.45	4/9/24
						13,308	(8)(9)	95,951

Yifat Zommer	33,334	(5)	-	5.64	10/19/19
	50,750	(6)	-	4.08	8/8/22
						7,760	(10)	55,950

Joshua Hexter	100,800	(7)	-	7.88	3/14/23

(1)	On May 7, 2008, 72,000 options were granted to each of Nadav Kidron and Miriam Kidron under the 2008 Plan at an exercise price of $6.48 per share; 12,000 of such options vested immediately on the date of grant and the remainder vested in twenty equal monthly installments, commencing on June 30, 2008. The options have an expiration date of May 7, 2018.

(2)	On April 21, 2010, 72,000 options were granted to each of Nadav Kidron and Miriam Kidron under the 2008 Plan at an exercise price of $5.88 per share; 9,000 of such options vested immediately on the date of grant and the remainder vested in twenty-one equal monthly installments, commencing on May 31, 2010. The options have an expiration date of April 20, 2020.

(3)	On August 8, 2012, 72,000 options were granted to each of Nadav Kidron and Miriam Kidron under the 2008 Plan at an exercise price of $4.08 per share; 21,000 of such options vested immediately on the date of grant and the remainder vested in seventeen equal monthly installments, commencing on August 31, 2012. The options have an expiration date of August 8, 2022.

(4)	On April 9, 2014, 47,134 options were granted to each of Nadav Kidron and Miriam Kidron under the 2008 Plan at an exercise price of $12.45 per share; 15,710 of such options vested on April 30, 2014 and the remainder vested in eight equal monthly installments, commencing on May 31, 2014. The options have an expiration date of April 9, 2024.

(5)	On June 3, 2009, 33,334 options were granted to Yifat Zommer under the 2008 Plan at an exercise price of $5.64 per share; the options vested in three equal annual installments, commencing October 19, 2010, and expire on October 19, 2019.

(6)	On August 8, 2012, 50,750 options were granted to Yifat Zommer under the 2008 Plan at an exercise price of $4.08 per share; the options vested in twenty-nine equal monthly installments, commencing on August 31, 2012, and expire on August 8, 2022.

(7)	On April 14, 2013, 100,800 options were granted to Joshua Hexter under the 2008 Plan at an exercise price of $7.88 per share; the options vested in 35 consecutive equal installments during a 3-year period commencing on May 31, 2013, and two installments of 1,400 each, that were vested on April 30, 2013 and April 14, 2016, and expire on April 14, 2023.

(8)	On November 13, 2014, 9,788 RSUs, representing a right to receive shares of the Company’s common stock, were granted to each of Nadav Kidron and Miriam Kidron. The RSUs vested in two equal installments, each of 4,894 shares, on November 30 and December 31, 2014. The shares of common stock underlying the RSUs will be issued upon request of the grantee.

(9)	On February 23, 2015, 79,848 RSUs, representing a right to receive shares of the Company’s common stock, were granted to each of Nadav Kidron and Miriam Kidron. The RSUs vest in 23 installments consisting of one installment of 6,654 shares on February 28, 2015 and 22 equal monthly installments of 3,327 shares each, commencing March 31, 2015. The shares of common stock underlying the RSUs will be issued upon request of the grantee.

(10)	On February 23, 2015, 46,560 RSUs, representing a right to receive shares of the Company’s common stock, were granted to Yifat Zommer. The RSUs vest in 23 installments, consisting of one installment of 3,880 shares on February 28, 2015 and 22 equal monthly installments of 1,940 shares each, commencing March 31, 2015.

OPTIONS EXERCISED AND STOCK VESTED

The following table sets forth information with respect to the NEOs concerning the vesting of RSUs during fiscal 2016. No options were exercised by the NEOs in fiscal 2016.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Yifat Zommer	23,280		176,501
Nadav Kidron	39,924	(1)	302,690	(2)
Miriam Kidron	39,924	(1)	302,690	(2)

(1)	Represents shares of common stock not yet issued underlying RSUs that have vested. Such shares will be issued upon request of the grantee.

(2)	Represents the value of shares of common stock not yet issued underlying RSUs that have vested. Such shares will be issued upon request of the grantee.

Compensation Committee Interlocks and Insider Participation

During fiscal 2016, Dr. Michael Berelowitz, Mr. Gerald Ostrov and Mr. Leonard Sank served as the members of our Compensation Committee. None of the members of our Compensation Committee is, or has been, an officer or employee of ours.

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

DIRECTOR COMPENSATION

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who is not an executive officer during fiscal 2016:

Name of Director(1)	Fees Earned or Paid in Cash ($)	Stock Awards (3) (4) ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Nadav Kidron (2)	-	-	-	-		-
Miriam Kidron (2)	-	-	-	-		-
Leonard Sank	20,000	-	-	-		20,000
Harold Jacob	20,000	-	-	-		20,000
Michael Berelowitz	20,000	-	-	35,158	(5)	55,158
Gerald Ostrov	20,000	-	-	-		20,000
Xiaopeng Li	12,611	-	-	-		12,611
Aviad Friedman	-	-	-	72,320	(6)	72,320
Kevin Rakin	-	-	-	-		-
David Slager	-	-	-	-		-

(1)	The terms of office of Michael Berelowitz, Harold Jacob and Gerald Ostrov ended on August 30, 2016. On such date, Aviad Friedman, Kevin Rakin and David Slager were elected to our Board.

(2)	Please refer to the Summary Compensation Table for executive compensation with respect to the named individual.

(3)	The amounts reflect the grant date fair value, as calculated pursuant to FASB ASC Topic 718, of these RSU awards. The assumptions used to determine the fair value of the RSU awards for fiscal 2015 are set forth in Note 8 to our audited consolidated financial statements included in this Annual Report on Form 10-K. Our directors will not realize the value of these awards in cash unless and until the underlying shares are sold.

(4)	As of August 31, 2016, our non-employee directors then in office held options and unvested RSUs to purchase shares of our common stock as follows:

Name of Director	Aggregate Number of Shares Underlying Stock Awards
Leonard Sank	69,183
David Slager	-
Aviad Friedman	3,000	(6)
Kevin Rakin	-
Xiaopeng Li	-

(5)	Michael Berelowitz served as the Chairman of our Scientific Advisory Board until July 2016. In this role, Dr. Berelowitz was actively involved in our scientific decisions, clinical strategy, and partnership negotiations. Dr. Berelowitz was paid a fee of $3,333 per month as compensation for serving in this position.

(6)	Shikma, of which Mr. Friedman is the sole owner, was granted an option exercisable into shares of common stock of the Company as compensation for certain consulting services provided by Shikma to the Company. This consulting agreement was terminated in August 2016.

Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board. Each independent director is entitled to receive as remuneration for his or her service as a member of the Board a sum equal to $20,000 per annum, to be paid quarterly and shortly after the close of each quarter. Our executive officers did not receive additional compensation for service as directors. The Board may award special remuneration to any director undertaking any special services on behalf of us other than services ordinarily required of a director.

Other than as described above, we have no present formal plan for compensating our directors for their service in their capacity as directors. Other than indicated above, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments during fiscal 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Stock Option Plans

Our Board adopted the 2008 Plan in order to attract and retain quality personnel. The 2008 Plan provides for the grant of stock options, restricted stock, RSUs, and stock appreciation rights, collectively referred to as “awards.” Stock options granted under the 2008 Plan may be either incentive stock options under the provisions of Section 422 of the Internal Revenue Code, or non-qualified stock options. Under the 2008 Plan, as amended, 2,400,000 shares were reserved for the grant of awards, which may be issued at the discretion of our Board from time to time. The 2008 Plan permits awards to be based on performance-based criteria that will allow us to maximize its ability to pay deductible compensation for U.S. federal income tax purposes. As of August 31, 2016, options with respect to 1,406,199 shares have been granted, of which 98,464 have been forfeited, 335,438 have been exercised and 318,509 have expired. As of August 31, 2016, 347,704 RSUs have been granted, of which 134,947 have vested and the shares of common stock underlying RSUs were issued, 152,656 have vested and the shares of common stock underlying those RSUs will be issued upon request of the grantee and 11,088 have been forfeited.

The following table sets forth additional information with respect to our equity compensation plans (consisting solely of the 2008 Plan) as of August 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weight- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,086,558	$6.80	1,063,070
Equity compensation plans not approved by security holders	--	--	--
Total	1,086,558	$6.80	1,063,070

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of November 22, 2016 by: (1) each person who is known by us to own beneficially more than 5% of our common stock; (2) each director; (3) each of our named executive officers listed above under “Summary Compensation Table”; and (4) all of our directors and executive officers as a group. On such date, we had 13,264,189 shares of common stock outstanding.

As used in the table below and elsewhere in this form, the term “beneficial ownership” with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following November 22, 2016. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, (1) each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity and (2) the address of each of the individuals named below is: c/o Oramed Pharmaceuticals Inc., Hi-Tech Park 2/4 Givat Ram, PO Box 39098, Jerusalem 91390, Israel.

Name and Address of Beneficial Owner	Number of Shares		Percentage of Shares Beneficially Owned

Regals Fund LP
152 West 57th Street, 9th Floor
New York, NY 10019	1,453,638	(1)	10.7%
HTIT No. 199 Fanhua Road Economic and Technological Development Zone Heifei, Anhui Province, P.R. China, Zip Code: 230601	1,155,367	(2)	8.7%
Guangxi Wuzhou Pharmaceutical (Group) Co., Ltd.
1# Industrial Road, Wuzhou Industrial Park
Wuzhou City, Guangxi Province, 543000	696,378		5.3%
Nadav Kidron #+	2,440,549	(3)	18.2%
Miriam Kidron #+	405,584	(4)	3%
Yifat Zommer +	130,644	(5)	1%
Joshua Hexter +	112,800	(6)	*
Aviad Friedman #	19,691	(7)	*
Xiaopeng Li #	63,900	(8)	*
Kevin Rakin #	0		*
Leonard Sank #	569,269	(9)	4.3%
David Slager #	1,453,638	(10)	10.7%
All current executive officers and directors, as a group (nine persons)	5,132,175	(11)	38.1%

*	Less than 1%

#	Director

+	Named Executive Officer

(1)	Includes warrants to purchase 266,815 shares of common stock. Regals Capital Management LP, or Regals Management, is the investment manager of Regals Fund LP, the owner of record of these shares of common stock. Mr. David Slager is the managing member of the general partner of Regals Management. All investment decisions are made by Mr. Slager, and thus the power to vote or direct the votes of these shares of common stock, as well as the power to dispose or direct the disposition of such shares of common stock is held by Mr. Slager through Regals Management.

(2)	Based solely on a Schedule 13D filed by HTIT on January 6, 2016. On November 30, 2015, we entered into a securities purchase agreement with HTIT pursuant to which, among other things, Nadav Kidron will serve as proxy and attorney in fact of HTIT, with full power of substitution, to cast on behalf of HTIT all votes that HTIT is entitled to cast with respect to 1,155,367 shares of common stock, or the Purchased Shares, at any and all meetings of our shareholders, to consent or dissent to any action taken without a meeting and to vote all the Purchased Shares held by HTIT in any manner Mr. Kidron deems appropriate except for matters related to our activities in the People’s Republic of China, on which Mr. Kidron will consult with HTIT before taking any action as proxy.

(3)	Includes 263,134 shares of common stock issuable upon the exercise of outstanding stock options, 6,654 shares of common stock issuable upon the settlement of RSUs and 82,982 shares of common stock not yet issued underlying RSUs that have vested. Also includes 1,155,367 shares of common stock held by HTIT, as further described in footnote (2) above, and 63,900 shares of common stock held by Xiaopeng Li, as further discussed in footnote (8) below.

(4)	Includes 263,134 shares of common stock issuable upon the exercise of outstanding stock options, 6,654 shares of common stock issuable upon the settlement of RSUs and 82,982 shares of common stock not yet issued underlying RSUs that have vested.

(5)	Includes 84,084 shares of common stock issuable upon the exercise of outstanding stock options and 3,880 shares of common stock issuable upon the settlement of RSUs.

(6)	Includes 100,800 shares of common stock issuable upon the exercise of outstanding stock options and 3,000 shares of common stock issuable upon the settlement of RSUs.

(7)	Includes 9,691 shares of common stock owned by Shikma, of which Mr. Friedman is the sole owner and chief executive officer. All investment decisions are made by Mr. Friedman, and thus the power to vote or direct the votes of these shares of common stock, as well as the power to dispose or direct the disposition of such shares of common stock is held by Mr. Friedman through Shikma.

(8)	The voting of these shares is subject to a revocable proxy granted to Nadav Kidron. On November 21, 2016, following her purchase of such shares, Ms. Li appointed Nadav Kidron as proxy and attorney in fact of Ms. Li, with full power of substitution, to cast on behalf of Ms. Li all votes that Ms. Li is entitled to cast with respect to the shares purchased at any and all meeting of the shareholders of the Company, to consent or dissent to any action taken without a meeting and to vote all the shares held by Ms. Li in any manner Mr. Kidron deems appropriate except for matters related to the Company’s activities in the Territory and when obvious that specific votes violate Ms. Li’s right and interest, on which Mr. Kidron and Ms. Li will consult with each other in advance of the vote, and subsequently Mr. Kidron will vote according to Ms. Li’s instructions. The proxy will also apply to shares of the Company purchased by Ms. Li through open market transactions. Ms. Li may revoke the proxy in writing at any time.

(9)	Includes: (a) 259,807 shares of common stock, warrants to purchase 23,265 shares of common stock and 11,089 shares of common stock issuable upon the settlement of RSUs held by Mr. Sank; (b) 78,125 shares of common stock held by Mr. Sank’s wife; (c) 58,094 shares of common stock issuable to Mr. Sank upon the exercise of outstanding stock options; and (d) 138,889 shares of common stock owned by a company wholly owned by a trust of which Mr. Sank is a trustee. Mr. Sank disclaims beneficial ownership of the securities referenced in (b) and (d) above.

(10)	See footnote (1) above.

(11)	Includes 1,059,326 shares of common stock issuable upon the exercise of options and warrants beneficially owned by the referenced persons, 165,964 shares of common stock not yet issued underlying RSUs that have vested and 31,277 shares of common stock issuable upon the settlement of RSUs.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During fiscal 2016 and 2015, we did not participate in any transaction, and we are not currently participating in any proposed transaction, or series of transactions, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons had, or will have, a direct or indirect material interest.

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

See “Item 11. Executive Compensation—Director Compensation” above for information as to one of our directors during Fiscal 2016 and the former Chairman of our Scientific Advisory Board, Michael Berelowitz.

The Board has determined that Leonard Sank, David Slager, Kevin Rakin, Aviad Friedman and Xiaopeng Li are independent as defined under the rules promulgated by Nasdaq.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed by Kesselman & Kesselman, independent registered public accounting firm, and member firm of PricewaterhouseCoopers International Limited, for services rendered to us during the fiscal years ended August 31, 2016 and 2015:

	2016	2015
Audit Fees(1)	$116,000	$76,000
Audit-Related Fees	-	-
Tax Fees(2)	32,000	6,000
All Other Fees	-	-
Total Fees	$148,000	$82,000

(1)	Amount represents fees paid for professional services for the audit of our consolidated annual financial statements, review of our interim condensed consolidated financial statements included in quarterly reports, review of our responses to SEC comments in 2015 and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Represents fees paid for tax consulting services.

SEC rules require that before the independent registered public accounting firm are engaged by us to render any auditing or permitted non-audit related service, the engagement be: (1) pre-approved by our Audit Committee; or (2) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

The Audit Committee pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by the Audit Committee before the services were rendered.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Index to Financial Statements

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

ORAMED PHARMACEUTICALS INC.

We have audited the accompanying consolidated balance sheets of Oramed Pharmaceuticals Inc. and its subsidiary as of August 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oramed Pharmaceuticals Inc. and its subsidiary as of August 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Tel Aviv, Israel	/s/ Kesselman & Kesselman
November 24, 2016	Kesselman & Kesselman
Certified Public Accountants (Isr.)
A member firm of PricewaterhouseCoopers
International Limited

Kesselman & Kesselman, Trade Tower, 25 Hamered Street, Tel-Aviv 6812508, Israel,

P.O Box 50005 Tel-Aviv 6150001 Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

ORAMED PHARMACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

	August 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,907	$3,213
Short-term deposits (note 2)	24,254	11,928
Marketable securities (note 3)	2,855	2,088
Restricted cash	16	16
Prepaid expenses and other current assets	198	127
Total current assets	31,230	17,372

LONG-TERM ASSETS:
Long-term deposits and investment (note 4)	11,043	8,022
Marketable securities (note 3c)	530	940
Amounts funded in respect of employee rights upon retirement	11	9
Property and equipment, net	16	11
Total long-term assets	11,600	8,982
Total assets	$42,830	$26,354

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,411	$953
Deferred revenues (note 1a1)	2,162	500
Related parties (note 11c)	48	36
Total current liabilities	3,621	1,489

LONG-TERM LIABILITIES:
Deferred revenues (note 1a1)	12,604	-
Employee rights upon retirement	14	11
Provision for uncertain tax position (note 10e)	11	26
Other liabilities	390	-
Total long-term liabilities	13,019	37

COMMITMENTS (note 6)

STOCKHOLDERS’ EQUITY:
Common stock, $ 0.012 par value (30,000,000 authorized shares as of August 31, 2016 and 2015; 13,183,425 and 11,563,077 shares issued and outstanding as of August 31, 2016 and 2015, respectively)	157	138
Additional paid-in capital	71,943	59,184
Accumulated other comprehensive income	106	558
Accumulated loss	(46,016)	(35,052)
Total stockholders’ equity	26,190	24,828
Total liabilities and stockholders’ equity	$42,830	$26,354

The accompanying notes are an integral part of the financial statements.

ORAMED PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. Dollars in thousands (except share and per share data)

	Year ended August 31,
	2016	2015	2014

REVENUES	$(641)	$-	$-
COST OF REVENUES (notes 6j, 6k)	490	-	-
RESEARCH AND DEVELOPMENT EXPENSES, NET	7,709	4,781	3,277
GENERAL AND ADMINISTRATIVE EXPENSES	2,452	2,602	2,629
OPERATING LOSS	10,010	7,383	5,906
FINANCIAL INCOME (note 9a)	(474)	(168)	(225)
FINANCIAL EXPENSES (note 9b)	93	18	11
LOSS BEFORE TAXES ON INCOME	9,629	7,233	5,692
TAXES ON INCOME (TAX BENEFIT) (note 10c)	1,335	(1)	4
NET LOSS FOR THE YEAR	$10,964	$7,232	$5,696

RECLASSIFICATION ADJUSTMENT FOR GAINS INCLUDED IN NET LOSS	-	-	80
UNREALIZED LOSS (GAIN) ON AVAILABLE FOR SALE SECURITIES	452	(106)	(228)
TOTAL OTHER COMPREHENSIVE LOSS (INCOME)	452	(106)	(148)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	$11,416	$7,126	$5,548

LOSS PER SHARE OF COMMON STOCK:
BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	$0.87	$0.67	$0.62
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	12,624,356	10,820,465	9,244,059

The accompanying notes are an integral part of the financial statements.

ORAMED PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands (except share data)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	$	capital	income	loss	equity
	In thousands

BALANCE AS OF AUGUST 31, 2013	7,938	$95	$29,856	$304	$(22,124)	$8,131
SHARES ISSUED FOR CASH, NET	1,580	19	14,868	-	-	14,887
SHARES ISSUED FOR SERVICES	16	*	102	-	-	102
EXERCISE OF WARRANTS AND OPTIONS	569	7	1,746	-	-	1,753
STOCK-BASED COMPENSATION	-	-	1,468	-	-	1,468
OTHER COMPREHENSIVE INCOME	-	-	-	148	-	148
NET LOSS	-	-	-	-	(5,696)	(5,696)
BALANCE AS OF AUGUST 31, 2014	10,103	121	48,040	452	(27,820)	20,793
SHARES, OPTIONS AND WARRANTS ISSUED FOR CASH, NET	1,411	17	9,696	-	-	9,713
SHARES ISSUED FOR SERVICES	15	*	93	-	-	93
EXERCISE OF OPTIONS	1	*	8	-	-	8
STOCK-BASED COMPENSATION	33	*	1,347	-	-	1,347
OTHER COMPREHENSIVE INCOME	-	-	-	106	-	106
NET LOSS	-	-	-	-	(7,232)	(7,232)
BALANCE AS OF AUGUST 31, 2015	11,563	138	59,184	558	(35,052)	24,828
SHARES ISSUED FOR SERVICES	14	*	101	-	-	101
ISSUANCE OF COMMON STOCK, NET	1,155	14	10,580	-	-	10,594
EXERCISE OF WARRANTS AND OPTIONS	350	4	1,445	-	-	1,449
STOCK-BASED COMPENSATION	101	1	633	-	-	634
OTHER COMPREHENSIVE LOSS	-	-	-	(452)	-	(452)
NET LOSS	-	-	-	-	(10,964)	(10,964)
BALANCE AS OF AUGUST 31, 2016	13,183	$157	$71,943	$106	$(46,016)	$26,190

* Represents an amount of less than $1.

The accompanying notes are an integral part of the financial statements.

ORAMED PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. Dollars in thousands

	Year ended August 31,
	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,964)	$(7,232)	$(5,696)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	4	4	6
Exchange differences and interest on deposits and held to maturity bonds	(163)	(20)	(29)
Stock-based compensation	634	1,347	1,468
Shares issued for services	101	93	102
Gain on sale of investment		-	(80)
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and related parties	(71)	345	(319)
Accounts payable, accrued expenses and related parties	470	16	475
Deferred revenue	14,266	500	-
Liability for employee rights upon retirement	3	2	1
Provision for uncertain tax position	(15)	(1)	4
Other liabilities	390	-	-
Total net cash provided by (used in) operating activities	4,655	(4,946)	(4,068)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9)	(1)	(14)
Purchase of short-term deposits	(7,010)	(3,673)	(49,250)
Purchase of long-term deposits	(22,274)	(17,452)	(6,500)
Purchase of held to maturity securities	(1,775)	(1,885)	-
Proceeds from sale of short-term deposits	14,160	19,701	42,539
Proceeds from maturity of held to maturity securities	900	-	-
Proceeds from sale of available-for-sale securities	-	-	137
Funds in respect of employee rights upon retirement	(2)	(2)	(2)
Other	-	-	2
Total net cash used in investing activities	(16,010)	(3,312)	(13,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, options and warrants - net of issuance expenses	10,594	9,713	14,887
Proceeds from exercise of warrants and options	1,449	8	1,753
Total net cash provided by financing activities	12,043	9,721	16,640
EFFECT OF EXCHANGE RATE CHANGES ON CASH	6	(12)	6
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	694	1,451	(510)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,213	1,762	2,272
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,907	$3,213	$1,762

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest received	$256	$115	$107

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

On November 30, 2015, the Company entered into a Technology License Agreement with Hefei Tianhui Incubation of Technologies Co. Ltd. (“HTIT”) and on December 21, 2015, the parties entered into an Amended and Restated Technology License Agreement, that was further amended by the parties on June 3, 2016 and July 24, 2016 (the “License Agreement”). According to the License Agreement, the Company granted HTIT an exclusive commercialization license in the territory of the Peoples Republic of China, Macau and Hong Kong (the “Territory”), related to the Company’s oral insulin capsule, ORMD-0801. Pursuant to the License Agreement, HTIT will conduct, at its own expense, certain pre-commercialization and regulatory activities with respect to the Subsidiary’s technology and ORMD-0801 capsule, and will pay to the Subsidiary (i) royalties of 10% on net sales of the related commercialized products to be sold by HTIT in the Territory (“Royalties”), and (ii) an aggregate of $37,500, of which $3,000 is payable immediately, $8,000 will be paid subject to the Company entering into certain agreements with certain third parties, and $26,500 will be payable upon achievement of certain milestones and conditions. In the event that the Company does not meet certain conditions, the Royalties rate may be reduced to a minimum of 8%. Following the expiration of the Company's patents covering the technology in the Territory (the “Patents”), the Royalties rate may be reduced, under certain circumstances, to 5%. The Royalties term will commence upon the commercialization of the product and will end upon the later of the expiration of the Patents or fifteen years after the first commercialization of the product in the Territory.

Among others, the Company's involvement through the product submission date will include consultancy for the pre-commercialization activities in the Territory, as well as provide advice to HTIT on an ongoing basis.

The closing of the License Agreement was conditioned upon the approval of the Israel Innovation Authority (previously the Office of the Chief Scientist) of the Israeli Ministry of Economy & Industry (“IIA”), which was received on December 21, 2015.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

The initial payment of $3,000 was received in January 2016 and the second payment of $6,500 was received in July 2016 following achievement of certain milestones. Since the Company entered into the required agreements with certain third parties, as detailed in notes 6h and 6i, it was entitled to $8,000 as of August 31, 2016, of which $4,000 was received in July 2016 and $4,000 was received in October 2016.

In addition, on November 30, 2015, the Company entered into a Stock Purchase Agreement with HTIT (the “SPA”). According to the SPA, the Company issued 1,155,367 shares of common stock to HTIT for $12,000. The transaction closed on December 28, 2015.

The License Agreement and the SPA were considered a single arrangement with multiple deliverables. The Company allocated the total consideration of $49,500 between the License Agreement and the SPA according to their fair value, as follows: $10,617 was allocated to the issuance of common stock (less issuance expenses of $23), based on the quoted price of the Company's shares on the closing date of the SPA on December 28, 2015, and $38,883 to the License Agreement. Given the Company's continuing involvement through the expected product submission (June 2023), amounts received relating to the License Agreement are recognized over the period from which the Company is entitled to the respective payment, and the expected product submission date using a time-based model approach over the periods that the fees are earned.

In July 2015, according to the letter of intent signed between the parties or their affiliates, HTIT's affiliate paid the Subsidiary a non-refundable amount of $500 as a no-shop fee. The no-shop fee was deferred and the related revenue is recognized over the estimated term of the License Agreement.

Amounts that were allocated to the License Agreement and milestone payments that the Company was entitled to receive as of August 2016, aggregated $19,383, all of which were received through October 2016. Through August 31, 2016, the Company recognized revenue in the amount of $641, and deferred the remaining amount of $14,766.

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

Successful completion of the Company’s development programs and its transition to normal operations is dependent upon obtaining necessary regulatory approvals from the U.S. Food and Drug Administration prior to selling its products within the United States, and foreign regulatory approvals to sell its products internationally, or entering into licensing agreements with third parties. There can be no assurance that the Company will receive regulatory approval of any of its product candidates, and a substantial amount of time may pass before the Company achieves a level of revenues adequate to support its operations, if at all. The Company also expects to incur substantial expenditures in connection with the regulatory approval process for each of its product candidates during their respective developmental periods. Obtaining marketing approval will be directly dependent on the Company’s ability to implement the necessary regulatory steps required to obtain marketing approval in the United States and in other countries. The Company cannot predict the outcome of these activities.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

b.	Basis of presentation

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

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to stock-based compensation and to the expected product submission date for revenue recognition purposes.

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

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

f.	Cash equivalents

The Company considers all short-term, highly liquid investments, which include short-term deposits with original maturities of three months or less from the date of purchase that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash, to be cash equivalents.

g.	Fair value measurement:

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

As of August 31, 2016, the assets or liabilities measured at fair value are comprised of available for sale equity securities (level 1).

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.

As of August 31, 2016, the carrying amount of cash and cash equivalents, short-term deposits, other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term maturities of these instruments.

As of August 31, 2016, the carrying amount of long-term deposits approximates their fair values due to the stated interest rates which approximate market rates.

The fair value of held to maturity bonds as presented in note 3 was based on a level 1 measurement.

The amounts funded in respect of employee rights are stated at cash surrender value which approximates its fair value.

h.	Marketable securities

1) Available-for-sale securities

Available-for-sale equity securities are reported at fair value, with unrealized gains and losses, net of related tax recorded as a separate component of other comprehensive income loss (income) in equity until realized. Unrealized losses that are considered to be other-than-temporary are charged to statement of operations as an impairment charge and are included in the consolidated statement of operations under impairment of available-for-sale securities.

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

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued):

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

i.	Concentration of credit risks

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, short and long-term deposits and marketable securities which are deposited in major financial institutions. The Company is of the opinion that the credit risk in respect of these balances is remote.

As of the date of issuing these financial statements, all amounts due from HTIT have been received, as described in note 1 above.

j.	Property and equipment

Property and equipment are recorded at cost and depreciated by the straight-line method over the estimated useful lives of the assets.

Annual rates of depreciation are as follows:

%
Computers and peripheral equipment	33
Office furniture and equipment	15-33

Leasehold improvements are amortized over the term of the lease which is shorter than the estimated useful life of the improvements.

k.	Income taxes

1. Deferred taxes

Deferred taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and tax bases of assets and liabilities under the applicable tax laws. Deferred tax balances are computed using the tax rates expected to be in effect when those differences reverse. A valuation allowance in respect of deferred tax assets is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has provided a full valuation allowance with respect to its deferred tax assets. See note 10.

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

l.	Revenue recognition

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

m.	Research and development, net

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

Grants received from the IIA and from the Bio-Jerusalem fund (“Bio-Jerusalem”) are recognized as grant income when the grants become receivable, provided there is reasonable assurance that the Company will comply with the conditions attached to the grant and there is reasonable assurance the grant will be received. The grants are deducted from the related research and development expenses as the costs are incurred and are presented in R&D expenses, net. See also notes 6(j) and 6(k).

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

n.	Stock-based compensation

Equity awards granted to employees are accounted for using the grant date fair value method. The fair value of share based payment transactions is recognized as an expense over the requisite service period. The expected service period is estimated using the simplified method due to insufficient specific historical information of employees' exercise behavior. The Company elected to recognize compensation cost for an award with only service conditions that has a graded vesting schedule using the accelerated method based on the multiple-option award approach. When stock options are granted as consideration for services provided by consultants and other non-employees, the transaction is accounted for based on the fair value of the consideration received or the fair value of the stock options issued, whichever is more reliably measurable. The fair value of the options granted is measured on a final basis at the end of the related service period and is recognized over the related service period using the straight-line method.

o.	Loss per common share

Basic and diluted net loss per common share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding for each period. Outstanding stock options, warrants and restricted stock units have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for all periods presented. The total number of common stock options, warrants and restricted stock units excluded from the calculation of diluted net loss was 2,676,573, 2,249,164 and 2,159,046 for the years ended August 31, 2016, 2015 and 2014, respectively.

p.	Newly issued and recently adopted Accounting Pronouncements

1)	In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue upon the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017 (early adoption is permitted for the interim and annual periods beginning on or after December 15, 2016). The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

2)	In January 2016, the FASB issued guidance on recognition and measurement of financial assets and financial liabilities (Accounting Standards Update No. 2016-01) that will supersede most current guidance. Changes to the U.S. GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities.

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

3)	In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" (“ASU 2016-02”), which supersedes the existing guidance for lease accounting, "Leases (Topic 840)". ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

4)	In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718)" ("ASU 2016-09") which simplifies certain aspects of the accounting for share-based payments, including accounting for income taxes, classification of awards as either equity or liabilities, classification on the statement of cash flows as well as allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted in any annual or interim period for which financial statements have not yet been issued, and all amendments in the ASU that apply must be adopted in the same period. The Company adopted ASU 2016-09 in the fourth quarter of fiscal 2016 and the implementation of this standard did not have material impact on the consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

5)	In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326)” ("ASU 2016-13"). ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected credit losses during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

6)	In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flow - Classification of Certain Cash Receipts and Cash Payments (Topic 230)” ("ASU 2016-15"), which addresses a few specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this new pronouncement on its consolidated statements of cash flows.

NOTE 2 - SHORT-TERM DEPOSITS:

Composition:

	August 31,
	2016		2015
	Annual interest rate	Amount	Annual interest rate	Amount
Dollar deposits	0.85-2%	$24,254	0.3-1.52%	$11,928

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 3 - MARKETABLE SECURITIES:

a.	Composition:

The Company's marketable securities include investments in equity securities of D.N.A Biomedical Solutions Ltd (“D.N.A”) and in held to maturity bonds.

Composition:

	August 31,
	2016	2015
Short-term:
D.N.A (see b below)	$701	$1,153
Held to maturity bonds (see c below)	2,154	935
	$2,855	$2,088
Long-term:
Held to maturity bonds (see c below)	$530	$940

b.	D.N.A

The D.N.A ordinary shares are traded on the Tel Aviv Stock Exchange and have a quoted price. The fair value of those securities is measured at the quoted prices of the securities on the measurement date. D.N.A consummated a reverse stock split at a ratio of one-for-two, effective October 4, 2015, and unless otherwise indicated, share amounts of D.N.A included in these financial statements have been adjusted to reflect the effects of the reverse stock split.

During the years ended August 31, 2016 and 2015, the Company did not sell any of the D.N.A ordinary shares. During the year ended August 31, 2014, the Subsidiary sold in aggregate 1,312,995 of the D.N.A ordinary shares for a total of $138.

As of August 31, 2016, the Company owns approximately 8.7% of D.N.A’s outstanding ordinary shares.

The cost of the securities as of August 31, 2016 and 2015 is $595.

The cost of the securities sold and the amount reclassified out of accumulated other comprehensive income into financial income (amounting to $80 during the year ended August 31, 2014), were determined by specific identification.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 3 - MARKETABLE SECURITIES (continued):

c.	Held to maturity bonds

The amortized cost and estimated fair value of held-to-maturity securities at August 31, 2016, are as follows:

	August 31, 2016
	Amortized cost	Gross unrealized gains	Estimated fair value
Short-term:
Commercial bonds	$2,118	$-	$2,118
Accrued interest	36	-	36

Long-term	530	1	531
	$2,684	$1	$2,685

As of August 31, 2016, the contractual maturities of debt securities classified as held-to-maturity are as follows: after one year through two years, $530 and the yield to maturity rates vary between 0.96% to 1.8%.

The amortized cost and estimated fair value of held-to-maturity securities at August 31, 2015, are as follows:

	August 31, 2015
	Amortized cost	Gross unrealized losses	Estimated fair value
Short-term:
Commercial bonds	$914	$(1)	$913
Accrued interest	21	-	21

Long-term	940	(3)	937
	$1,875	$(4)	$1,871

As of August 31, 2015, the contractual maturities of debt securities classified as held-to-maturity are as follows: after one year through two years, $940, and the yield to maturity rates vary between 0.57% to 1.31%.

NOTE 4 - LONG-TERM DEPOSITS:

Composition:
	August 31,
	2016	2015

Bank deposits (1)	$11,038	$8,017
Lease car deposits	4	4
Investment	1	1
	$11,043	$8,022

(1)	Represents U.S. dollar bank deposits which carry fixed annual interest rates between 1.84% to 2.01%, with maturities of more than one year from balance sheet date. The latest maturity date is during the year ending August 31, 2018.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 5 - WARRANTS

As part of the Company’s private placements in 2011 and 2012, three warrants to purchase in aggregate 311,797 shares were granted to one of the Company’s existing investors (the "Prior Investor") (collectively, the “Warrants”). The Warrants were granted for five years at an initial exercise price of $6.00 per share. The Prior Investor was granted the right to maintain its percentage of the shares of the Company’s common stock outstanding by purchasing more shares whenever the Company proposes to issue certain additional shares to other investors. Such right only exists so long as the Prior Investor holds at least 5% of the Company's outstanding common stock. In addition, the Prior Investor's Warrants included a full ratchet anti-dilution protection from the second year anniversary date after issuing the warrant, subject to certain limitations. In the event the Company was to issue or sell any common stock for a consideration per share lower than the exercise price then in effect, or was to issue or sell any options, warrants or other rights for the purchase or acquisition of such shares at a consideration per share of less than the exercise price then in effect, the warrants were to be amended to (a) reduce the exercise price to an amount equal to the per share consideration payable to the company in such sale or issuance, and (b) the quantity of warrants were to be updated.

As a result of a private placement in August 2012, and an agreement with D.N.A from October 2012, the warrant that was issued in 2011 was twice amended in such that its exercise price was reduced to $3.7656 per share and the number of shares issuable upon its exercise was increased to 290,459.

On November 29, 2012, the Company and the Prior Investor entered into a letter agreement (the “Agreement”) in connection with the Warrants, pursuant to the which, the Company and the Prior Investor agreed to amend the Warrants to remove the anti-dilution protection in its entirety. Following the removal of the anti-dilution protection, the Warrants were no longer classified as liabilities and were recorded as stockholders' equity. In addition, as to the Warrants issued in August and November 2012, the exercise price was reduced to $3.7656 per share. On that day, the Company also issued to the Prior Investor an additional warrant to purchase up to 137,311 shares of the Company over a period of four years at an exercise price of $7.20 per share. The fair value of the new warrant at the date of grant was $145, based on the Monte Carlo type model.

In addition to the new warrant, the Company’s President, Chief Executive Officer and director (the “CEO”), in his personal capacity as a shareholder of the Company, undertook and agreed that following the execution and delivery of the Agreement, in the event that an adjustment pursuant to the anti-dilution protection of any of the Warrants, as amended, would have been triggered and the number of shares of common stock of the Company that the Prior Investor would have been able to purchase under the Warrants would have increased by an aggregate number in excess of 137,311 shares, then the Prior Investor shall have the right to purchase from the CEO such number of shares of common stock of the Company owned by the CEO equal to such excess, up to a maximum of 112,690 shares of common stock of the Company (the “CEO Option”). The foregoing right shall survive until the expiration date of such Warrants.

The fair value of the CEO Option on the date of grant was $168, based on the Monte Carlo type model and was recognized as an expense against the stockholders' equity. On January 4, 2016, the CEO and the Prior Investor terminated the CEO Option.

There were no Level 3 items for the years ended August 31, 2016, 2015 and 2014.

See note 7f with respect to outstanding warrants.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 6 - COMMITMENTS:

a.	In March 2011, the Subsidiary sold shares of its investee company, Entera Bio Ltd (“Entera”) to D.N.A, retaining a 3% interest as of March 2011, which is accounted for as a cost method investment (amounting to $1). In consideration for the shares sold to D.N.A, the Company received, among other payments, 4,202,334 ordinary shares of D.N.A (see also note 3).

As part of this agreement, the Subsidiary entered into a patent transfer agreement according to which the Subsidiary assigned to Entera all of its right, title and interest in and to the patent application that it has licensed to Entera since August 2010. Under this agreement, the Subsidiary is entitled to receive from Entera royalties of 3% of Entera’s net revenues (as defined in the agreement) and a license back of that patent application for use in respect of diabetes and influenza. As of August 31, 2016, Entera had not yet realized any revenues and had not paid any royalties to the Subsidiary.

In addition, as part of a consulting agreement with a third party, dated February 15, 2011, the Subsidiary is obliged to pay this third party royalties of 8% of the net royalties received in respect of the patent that was sold to Entera in March 2011.

b.

On April 28, 2013, the Subsidiary entered into a lease agreement for its office facilities in Israel. The lease agreement was for a period of 35 months commencing November 1, 2013.

The annual lease payment was New Israeli Shekel 89 thousands ($23) from 2014 through 2016, and was linked to the increase in the Israeli consumer price index (“CPI”) (as of August 31, 2016, the future lease payments until the expiration of the lease agreement were $2, based on the exchange rate as of August 31, 2016).

The lease expenses for the years ended August 31, 2016, 2015 and 2014 were $23, $23 and $27, respectively.

As security for its obligation under this lease agreement the Company provided a bank guarantee in an amount equal to three monthly lease payments.

c.	The Subsidiary has entered into operating lease agreements for vehicles used by its employees for a period of 3 years.

The future lease payments under the lease agreement are $18 and $16 for the years ending August 31, 2017 and 2018, respectively.

The lease expenses for the years ended August 31, 2016, 2015 and 2014 were $17, $16 and $28, respectively.

As security for its obligation under the lease agreements the Subsidiary deposited $4, which are classified as long-term deposits.

d.	On May 31, 2016, the Company entered into a consulting agreement with a third party advisor for a period of one year, pursuant to which such advisor will provide investor relations services and will be entitled to receive a monthly cash fee and 10,000 shares of the Company’s common stock that will be issued in four equal quarterly installments commencing August 1, 2016. As of August 31, 2016, the Company had issued to such advisor 2,500 shares. The fair value of the shares at the grant date was $20.

e.	On July 22, 2014, the Subsidiary entered into a Clinical Research Organization Service Agreement (“CRO Service Agreement”) and on February 29, 2016 into an amendment to the CRO Service Agreement with a third party, to retain it as a Clinical Research Organization (“CRO”), for its Phase 2b clinical trial for an oral insulin capsule for type 2 diabetes patients, which began in the second quarter of calendar year 2015 and was completed in the second quarter of calendar year 2016. As consideration for its services, the Subsidiary will pay the CRO a total amount of approximately $3,841 during the term of the engagement and based on achievement of certain milestones, $3,660 of which were recognized through August 31, 2016.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 6 - COMMITMENTS (continued):

f.	On March 3, 2016, the Subsidiary entered into an agreement with a vendor for process development and production of its capsules in an amount of up to CHF 960 thousand ($976), none of which was recognized through August 31, 2016.

g.	On May 11, 2016, the Subsidiary entered into a Master Service Agreement with a vendor to retain its services for a pre-clinical toxicology trial for an oral GLP-1 analog capsule for type 2 diabetes patients. As consideration for its services, the Subsidiary will pay the vendor a total amount of $1,200 during the term of the engagement and based on achievement of certain milestones, of which $333 was recognized through August 31, 2016.

h.	On June 13, 2016, the Subsidiary entered into a four-year service agreement with a third party. This agreement is part of the requirements of the License Agreement as described in note 1. This agreement will support the Company’s research and development. The Subsidiary is obligated to pay the third party a total amount of up to €2,360 thousand ($2,630), out of which €800 thousand ($892) is a non-refundable fee to be paid within 12 months from the effective date, €300 thousand ($336) of which were recognized in research and development through August 31, 2016. The remaining fee will be paid over the term of the engagement and will be based on achievement of certain milestones.

i.	On March 3, 2014, the Subsidiary entered into a Master Service Agreement with a vendor for the process development and production of one of its oral capsule ingredients in the amount of $311, $40 of which was recognized through August 31, 2016, and bonus payments of up to $600 that will be paid upon achieving certain milestones, as described in the agreement, none of which was recognized through August 31, 2016.

On July 24, 2016, the Subsidiary entered into a General Technical Agreement with the same vendor, for the scale-up process development and production of the same capsule ingredients in the amount of $4,300 that will be paid over the term of the engagement and based on the achievement of certain development milestones, $1,225 of which were recognized in research and development through August 31, 2016. This agreement is part of the requirements of the License Agreement as described in note 1.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 6 - COMMITMENTS (continued):

j.	Grants from Bio-Jerusalem

The Subsidiary is committed to pay royalties to Bio-Jerusalem on proceeds from future sales at a rate of 4% and up to 100% of the amount of the grant received (Israeli CPI linked) at the total amount of $65.

During the years ended August 31, 2016, 2015 and 2014, the Company received no grants from Bio-Jerusalem.

Royalty expenses for the year ended August 31, 2016 of $18 are included in cost of revenues.

As of August 31, 2016, the Subsidiary had realized revenues from its project in the amount of $444.

k.	Grants from the IIA

Under the terms of the Company’s funding from the IIA, royalties of 3.5% are payable on sales of products developed from a project so funded, up to a maximum amount equaling 100%-150% of the grants received (dollar linked) with the addition of interest at an annual rate based on LIBOR.

At the time the grants were received, successful development of the related projects was not assured. In case of failure of a project that was partly financed as above, the Company is not obligated to pay any such royalties.

The total amount that was received through August 31, 2016 was $2,194.

Royalty expenses for the year ended August 31, 2016 of $472 are included in cost of revenues and will be paid over the term of the License Agreement in accordance with the revenue recognized from the related project. As of August 31, 2016, the Subsidiary had realized revenues from its project in the amount of $444.

l.	For the years ended August 31, 2015 and 2014, the research and development expenses are presented net of IIA grants in the total amount of $49 and $428, respectively. For the year ended August 31 2016, no grants were recognized.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 7 - STOCKHOLDERS’ EQUITY:

The following are the significant capital stock transactions that took place during the years ended August 31, 2016, 2015 and 2014:

a.	On December 24, 2013, the Company entered into a Placement Agency Agreement with Aegis Capital Corp. as representative of the several placement agents (the “Placement Agents”), pursuant to which the Placement Agent agreed to use its reasonable best efforts to arrange for the sale of up to 1,580,000 shares of the Company’s common stock. In connection therewith, on December 24, 2013, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell an aggregate of 1,580,000 shares of common stock, at a price of $10.00 per share, to two institutional investors in a registered direct offering (the "Offering"). The net proceeds to the Company from the Offering were approximately $14,887, after deducting Placement Agent's commissions of $816 and other offering expenses of the Company.

b.	On November 3, 2014, the Company entered into a Stock Purchase Agreement with Guangxi Wuzhou Pharmaceutical (Group) Co., Ltd., pursuant to which the Company issued to such investor an aggregate of 696,378 shares of common stock, at a price of $7.18 per share, which was equal to the closing price of the Company’s common stock on the Nasdaq Capital Market on October 31, 2014, for aggregate gross proceeds of approximately $5,000. The net proceeds to the Company from the offering were approximately $4,833, after deducting a finder's fee of $150 and other offering expenses of the Company. The offering closed on November 28, 2014.

c.	On April 2, 2015, the Company entered into an at the market issuance sales agreement (the “Sales Agreement”) with MLV & Co. LLC (“MLV”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $25,000 from time to time, at its option, through MLV as its sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to the Company’s effective shelf registration statement on Form S-3. The Company will pay MLV a commission of 3.0% of the gross proceeds of the sale of any shares sold through MLV. To date, no shares have been sold under the Sales Agreement.

d.	On June 4, 2015, the Company entered into a letter of agreement (the “Engagement Letter”) with H.C. Wainwright & Co., LLC (“HCW”), pursuant to which HCW agreed to serve as exclusive agent, advisor or underwriter in any offering of the Company occurring between June 4, 2015 and July 4, 2015. On June 5, 2015, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell, in a registered direct offering (the “June 2015 Offering”): (1) an aggregate of 714,286 shares (the “Shares”) of the Company’s common stock at a price of $7.50 per Share to six investors (the “Purchasers”) and (2) at the option of each Purchaser (the “Overallotment Right”), additional shares of the Company’s common stock (the “Overallotment Shares”) up to the number equal to the number of the Shares purchased by such Purchaser and at a price of $10.00 per Overallotment Share. The closing of the sale of the Shares occurred on June 10, 2015. The Overallotment Right shall be exercisable beginning December 10, 2015, and shall remain exercisable until December 10, 2016. Pursuant to the Engagement Letter, HCW received, for its services in the June 2015 Offering, a fee equal to 7% of the gross proceeds raised in the June 2015 Offering and an expense allowance of 1% of the gross proceeds raised in the June 2015 Offering, and affiliates of HCW received warrants to purchase 28,571 shares of common stock of the Company, exercisable immediately and expires after a period of three years and with an exercise price of $10.00 per share. The net proceeds to the Company from the June 2015 Offering were approximately $4,880, after deducting HCW’s expenses and other offering expenses of the Company totaling $478.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 7 - STOCKHOLDERS’ EQUITY (continued):

e.	On December 28, 2015, the Company completed a private placement of 1,155,367 shares of the Company's common stock to HTIT. See also note 1.

f.	As of August 31, 2016, the Company had outstanding warrants exercisable for 615,338 shares of common stock at exercise prices ranging from $3.7656 to $10.00 per share and expiring at various dates between November 29, 2016 and June 10, 2018.

The following table presents the warrant activity for the years ended August 31, 2016, 2015 and 2014:

	2016		2015		2014
	Warrants	Weighted- Average Exercise Price	Warrants	Weighted- Average Exercise Price	Warrants	Weighted- Average Exercise Price
Warrants outstanding as of September 1	981,940	$5.29	953,369	$5.15	1,215,034	$5.33
Issued	-	$-	28,571	$10.00	-	$-
Exercised	(331,054)	$4.04	-	$-	(261,665)	$6.00
Expired	(35,548)	$6.00	-	$-	-	$-
Warrants outstanding as of August 31	615,338	$5.92	981,940	$5.29	953,369	$5.15
Warrants exercisable as of August 31	615,338	$5.92	981,496	$5.29	952,258	$5.15

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 8 - STOCK-BASED COMPENSATION:

As of August 31, 2016, the Company has one stock option plan, the Second Amended and Restated 2008 Stock Incentive Plan, under which, the Company had reserved a pool of 2,400,000 shares of the Company’s common stock which may be issued at the discretion of the Company’s Board of Directors from time to time. Under this Plan, each option is exercisable into one share of common stock of the Company.

The options may be exercised after vesting and in accordance with vesting schedules which will be determined by the Board of Directors for each grant. The maximum term of the options is 10 years.

The fair value of each stock option grant is estimated at the date of grant using a Black Scholes option pricing model. The volatility is based on a historical volatility, by statistical analysis of the weekly share price for past periods. The expected term is the length of time until the expected dates of exercising the options, and is estimated with respect to awards granted to employees using the simplified method due to insufficient specific historical information of employees' exercise behavior.

The following are the significant stock options transactions with employees, board members and non-employees made during the years ended August 31, 2016, 2015 and 2014:

a.	On April 9, 2014, options to purchase an aggregate of 94,268 shares of the Company were granted to the CEO and to the Chief Technology Officer (the "CTO"), both related parties, at an exercise price of $12.45 per share (equivalent to the traded market price on the date of grant). The options vested with respect to 31,420 shares of common stock on April 30, 2014, and the remaining shares of common stock vested in eight equal monthly installments of 7,586 each. These options expire on April 9, 2024. The fair value of these options on the date of grant was $781, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 82.06%; risk-free interest rates of 1.65%; and expected term of 5.21 years.

b.	On April 9, 2014, options to purchase an aggregate of 52,376 shares of the Company were granted to four members of the Company’s Board of Directors (“Directors”) at an exercise price of $12.45 per share (equivalent to the traded market price on the date of grant). The options vested in two equal installments, on July 1, 2014 and January 1, 2015, and expire on April 9, 2024. The fair value of these options on the date of grant was $435, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 82.06%; risk-free interest rates of 1.65%; and expected term of 5.21 years. On August 29, 2016, the service period of three Directors was ended and the expiration period of their options was amended to November 29, 2016.

c.	On November 13, 2014, the Company granted a total of 19,576 restricted stock units (“RSUs”) representing a right to receive shares of the Company’s common stock to the CEO, and the Company’s CTO, both related parties. The RSUs vested in two equal installments, each of 9,788 shares, on November 30 and December 31, 2014. The total fair value of these RSUs on the date of grant was $135, using the quoted closing market share price of $6.90 on the Nasdaq Capital Market on the date of grant. The shares of common stock underlying the RSUs will be issued upon request of the grantee. As of August 31, 2016, a total of 19,576 RSUs were vested and outstanding.

d.	On November 13, 2014, the Company granted a total of 10,872 RSUs representing a right to receive shares of the Company’s common stock to four members of the Company's Board of Directors. The RSUs vested on January 1, 2015. The total fair value of these RSUs on the date of grant was $75, using the quoted closing market share price of $6.90 on the Nasdaq Capital Market on the date of grant.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 8 - STOCK-BASED COMPENSATION (continued):

e.	On February 23, 2015, the Company granted a total of 159,696 RSUs representing a right to receive shares of the Company’s common stock to the Company’s CEO and the CTO, both related parties. The RSUs vest in 23 installments consisting of one installment of 13,308 shares on February 28, 2015 and 22 equal monthly installments of 6,654 shares each, commencing March 31, 2015. The total fair value of these RSUs on the date of grant was $728, using the quoted closing market share price of $4.56 on the Nasdaq Capital Market on the date of grant. The shares of common stock underlying the RSUs will be issued upon request of the grantee. As of August 31, 2016, a total of 133,080 RSUs were vested and outstanding.

f.	On February 23, 2015, the Company granted a total of 88,712 RSUs representing a right to receive shares of the Company’s common stock to four members of the Company's Board of Directors (22,178 RSUs to each director). The RSUs vest in two equal installments, each of 44,356 shares, on December 31, 2015 and December 31, 2016. The total fair value of these RSUs on the date of grant was $405, using the quoted closing market share price of $4.56 on the Nasdaq Capital Market on the date of grant.

On August 24, 2016 the Company determined, with respect to three of these members of the Company's Board of Directors, to accelerate the second installment of their RSUs, such that 22,179 RSUs were vested on August 29, 2016 and their remaining 11,088 RSUs were forfeited.

g.	On February 23, 2015, the Company granted a total of 63,216 RSUs to three employees of the Subsidiary. The RSUs vest in 23 installments, consisting of one installment of 5,268 shares on February 28, 2015 and 22 equal monthly installments of 2,634 shares each, commencing March 31, 2015. The total fair value of these RSUs on the date of grant was $288, using the quoted closing market share price of $4.56 on the Nasdaq Capital Market on the date of grant.

h.	On November 19, 2015, options to purchase an aggregate of 22,000 of the Company’s shares of common stock were granted to two consultants at an exercise price of $7.36 per share (equivalent to the traded market price on the date of grant) and expiration date of November 19, 2025. 10,000 of the options vested in one installment on December 1, 2015, and the remaining 12,000 options vest in twelve equal quarterly installments, commencing January 1, 2016.

On August 3, 2016 the consulting agreement with one of these consultants, to whom 12,000 options were granted, was terminated. As a result, as of August 31, 2016 only 3,000 options were vested, and the remaining 9,000 unvested options were forfeited. In addition, the expiration date of the 3,000 vested options was updated to November 3, 2016 (3 months following the termination date of the agreement).

As of August 31, 2016, the Company recorded stock based compensation expenses of $93 related to these awards.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 8 - STOCK-BASED COMPENSATION (continued):

i.	Options to employees, directors and non-employees

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

	For options granted in the year ended August 31,
	2016	2014
Expected option life (years)	10.00	5.21
Expected stock price volatility (%)	80.46	82.06
Risk free interest rate (%)	2.24	1.65
Expected dividend yield (%)	0.0	0.0

No options were granted in fiscal 2015.

A summary of the status of the stock options granted to employees and directors as of August 31, 2016, 2015 and 2014, and changes during the years ended on those dates, is presented below:

	Year ended August 31,
	2016		2015		2014
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
		$		$		$
Options outstanding at beginning of year	904,234	6.75	908,901	6.75	1,049,249	4.13
Changes during the year:
Granted - at market price	-	-	-	-	149,200	12.45
Forfeited	-	-	(3,297)	6.00	-	-
Exercised	-	-	(1,370)	6.00	(289,548)	0.18
Options outstanding at end of year	904,234	6.75	904,234	6.75	908,901	6.75
Options exercisable at end of year	904,234		883,234		786,328
Weighted average fair value of options granted during the year	$-		$-		$8.31

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 8 - STOCK-BASED COMPENSATION (continued):

Costs incurred in respect of stock-based compensation for employees and directors, for the years ended August 31, 2016, 2015 and 2014 were $14, $278 and $1,422, respectively.

The total intrinsic value of employees' options exercised during the year ended August 31, 2014 was $2,847. The options exercised during the year ended August 31, 2015, were at a price equal to the market price at the exercise date. None of the options were exercised by employees during the year ended August 31, 2016.

The following table presents summary information concerning the options granted to employees and directors outstanding as of August 31, 2016:

Range of exercise prices	Number outstanding	Weighted Average Remaining Contractual Life	Weighted average exercise price	Aggregate intrinsic value
$		Years	$	$
4.08 to 6.00	510,234	3.98	4.94	1,157,359
6.48 to 7.88	244,800	3.72	7.06	105,120
12.45	149,200	5.67	12.45	-
	904,234	4.19	6.75	1,262,479

All options granted to employees and directors that were outstanding as of August 31, 2016, were also exercisable as of August 31, 2016.

As of August 31, 2016, there were no unrecognized compensation costs related to non-vested options previously granted to employees and directors.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 8 - STOCK-BASED COMPENSATION (continued):

A summary of the status of the stock options granted to non-employees outstanding as of August 31, 2016, 2015 and 2014, and changes during the years ended on this date, is presented below:

	Year ended August 31,
	2016		2015		2014
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
		$		$		$
Options outstanding at beginning of year	40,286	7.29	62,221	7.13	79,689	7.21
Changes during the year:
Granted	22,000	7.36
Exercised	(18,718)	6.00	-	-	(17,468)	7.49
Forfeited	(9,000)	7.36
Expired	(4,900)	6.00	(21,935)	6.82	-	-
Options outstanding at end of year	29,668	8.35	40,286	7.29	62,221	7.13
Options exercisable at end of year	29,668		36,119		53,888

The Company recorded stock-based compensation of $102, $3 and $46 during the years ended August 31, 2016, 2015 and 2014, respectively, related to non-employees' awards.

The total intrinsic value of non-employees' options exercised during the years ended August 31, 2016 and 2014, was $37 and $187, respectively. None of the options were exercised by non-employees during the year ended August 31, 2015.

The following table presents summary information concerning the options granted to non-employees outstanding as of August 31, 2016:

Range of exercise prices	Number outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate intrinsic value
$		Years	$	$
7.36	13,000	7.13	7.36	-
9.12	16,668	2.36	9.12	-
	29,668	4.45	8.35	-

All options granted to non-employees and directors that were outstanding as of August 31, 2016, were also exercisable as of August 31, 2016.

As of August 31, 2016, there were no unrecognized compensation costs related to non-vested non-employee options.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 8 - STOCK-BASED COMPENSATION (continued):

k.	Restricted stock units

The following table summarizes the activities for unvested RSUs granted to employees and directors for the years ended August 31, 2016 and 2015:

	Year ended August 31,
	2016	2015
	Number of RSUs
Unvested at the beginning of period	313,216	-
Granted	1,000	346,704
Vested and issued	(101,459)	(33,488)
Forfeited	(11,088)	-
Outstanding at the end of the period	201,669	313,216
Vested and unissued (see notes 8c and 8e)	152,656	72,808

The Company recorded stock-based compensation of $518 and $1,066, during the years ended August 31, 2016 and 2015, respectively, related to RSU awards.

As of August 31, 2016, there were $29 of unrecognized compensation costs related to RSUs, to be recorded over the next 12 months.

NOTE 9 - FINANCIAL INCOME AND EXPENSES

a.	Financial income

	Year ended August 31,
	2016	2015	2014
Gain on sale of marketable securities (note 3b)	$-	$-	$80
Income from interest on deposits	378	160	138
Exchange rate differences	-	-	7
Income from interest on corporate bonds	96	8	-
	$474	$168	$225

b.	Financial expenses

	Year ended August 31,
	2016	2015	2014
Exchange rate differences	$17	$3	$-
Bank commissions	11	9	11
Other	65	6	-
	$93	$18	$11

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 10 - TAXES ON INCOME:

Taxes on income included in the consolidated statements of operations represent current taxes due to taxable income of the Company and its Subsidiary.

a.	Corporate taxation in the U.S.

The applicable corporate tax rate for the Company is 35%.

As of August 31, 2016, the Company has an accumulated tax loss carryforward of approximately $8,370 (as of August 31, 2015, approximately $7,678). Under U.S. tax laws, subject to certain limitations, carryforward tax losses expire 20 years after the year in which incurred. In the case of the Company, subject to potential limitations in accordance with the relevant law, the net loss carryforward will expire in the years 2025 through 2035.

b.	Corporate taxation in Israel:

The Subsidiary is taxed in accordance with Israeli tax laws. The corporate tax rate applicable to 2015 and 2014 is 26.5%.

In January 2016, the Law for the Amendment of the Income Tax Ordinance (No.216) was published, enacting a reduction of corporate tax rate beginning in 2016 and thereafter, from 26.5% to 25%. There is no impact on the financial statements of the Company as a result of the changes in the Israeli corporate tax rate as the Subsidiary is in a loss position for tax purposes.

As of August 31, 2016, the Subsidiary has an accumulated tax loss carryforward of approximately $25,160 (as of August 31, 2015, approximately $14,245). Under the Israeli tax laws, carryforward tax losses have no expiration date.

Deferred income taxes:

	August 31,
	2016	2015	2014
In respect of:

Net operating loss carryforward	$9,219	$5,750	$4,890
Research and development expenses	-	906	688
Less - valuation allowance	(9,219)	(6,656)	(5,578)
Net deferred tax assets	$-	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a full valuation allowance.

c.	Loss before taxes on income and income taxes included in the income statements of operations:

	Year ended August 31,
	2016	2015	2014
Loss before taxes on income:
U.S.	$959	$1,226	$893
Outside U.S.	8,670	6,007	4,799
	$9,629	$7,233	$5,692
Taxes on income (tax benefit):
Current:
U.S.	(15)	-	-
Outside U.S.	1,350	(1)	4
	$1,335	$(1)	$4

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 10 - TAXES ON INCOME (continued):

Taxes on income of $1,350 is derived from withholding tax deducted from HTIT milestones payments, which were received during the year ended August 31, 2016, according to the License Agreement. As of August 31, 2016, the Company did not expect to reach taxable income in the 5 years following the balance sheet date, and therefore recognized this amount as taxes on income.

d.	Reconciliation of the statutory tax benefit to effective tax expense

Following is a reconciliation of the theoretical tax expense, assuming all income is taxed at the regular tax rates applicable to companies in the United States, and the actual tax expense:

	Year ended August 31,
	2016	2015	2014
Loss before income taxes as reported in the consolidated statement of comprehensive loss	$(9,629)	$(7,233)	$(5,692)
Statutory tax benefit	(3,370)	(2,531)	(1,992)
Increase (decrease) in income taxes resulting from:
Change in the balance of the valuation allowance for deferred tax	2,563	1,599	1,104
Disallowable deductions	167	422	480
Influence of different tax rates and changes in tax rates applicable to the Subsidiary	640	510	408
Withholding tax, see note 10c above	1,350	-	-
Uncertain tax position	(15)	(1)	4
Taxes on income (tax benefit) for the reported year	$1,335	$(1)	$4

e.	Uncertainty in Income Taxes

Accounting Standards Codification No.740 “Income Taxes” requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect the operating results of the Company. The Company recognizes interest and penalties related to its tax contingencies as income tax expense. For the three years ended August 31, 2016, the Company did not record any amount for penalties related to tax contingencies.

The following table summarizes the activity of the Company unrecognized tax benefits:

	Year ended August 31,
	2016	2015	2014
Balance at Beginning of Year	$26	$27	23
Increase (decrease) in uncertain tax positions for the current year	(15)	(1)	4
Balance at End of Year	$11	$26	$27

The Company does not expect unrecognized tax expenses to change significantly over the next 12 months.

The Company is subject to U.S. Federal income tax examinations for the tax years of 2011 through 2016.

The Subsidiary is subject to Israeli income tax examinations for the tax years of 2012 through 2016.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 10 - TAXES ON INCOME (continued):

f.	Valuation Allowance Rollforward

	Year ended August 31,
	Balance at beginning of period	Additions	Balance at end of period
Allowance in respect of carryforward tax losses:
Year ended August 31, 2016	$6,656	$2,563	$9,219
Year ended August 31, 2015	$5,578	1,078	6,656
Year ended August 31, 2014	$4,332	$1,246	$5,578

NOTE 11 - RELATED PARTIES - TRANSACTIONS:

a.	During each of the fiscal years of 2016, 2015 and 2014 the Company paid to directors $92, $47 and $40, respectively, as directors' fees.

b.	On July 1, 2008, the Subsidiary entered into two consulting agreements with KNRY Ltd. (“KNRY”), an Israeli company owned by the CEO, whereby the CEO and the CTO, through KNRY, provide services to the Company (the “Consulting Agreements”). The Consulting Agreements are both terminable by either party upon 60 days prior written notice. The Consulting Agreements provide that KNRY (i) will be paid a gross amount of NIS 50,400 ($14) per month for each of the CEO and CTO and (ii) will be reimbursed for reasonable expenses incurred in connection with performance of the Consulting Agreements.

The Consulting Agreements have been amended several times. According to the latest amendments on June 6, 2016, the CEO's and CTO's monthly payment was set at NIS 95,460 and NIS 69,960, respectively.

c.	Balances with related parties:

	August 31,
	2016	2015
Accounts payable and accrued expenses - KNRY	$48	$36

d.	Expenses to related parties:

	Year ended August 31,
	2016	2015	2014
KNRY	$839	$586	$671

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

53

10.1+

Consulting Agreement by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Nadav Kidron (incorporated by reference from our current report on Form 8-K filed July 2, 2008).

10.2+	Amendment, dated July 13, 2013, to Consulting Agreement by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008 for the services of Nadav Kidron (incorporated by reference from our annual report on Form 10-K filed November 14, 2014).

10.3+	Amendment, dated November 13, 2014, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Nadav Kidron and Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed November 14, 2014).

10.4+	Amendment, dated July 21, 2015, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Nadav Kidron (incorporated by reference from our annual report on Form 10-K filed November 25, 2015).

10.5+	Amendment, dated July 21, 2015, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed November 25, 2015).

10.6+*	Amendment, dated June 27, 2016, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Nadav Kidron.

10.7+*	Amendment, dated June 27, 2016, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron.

10.8+

Consulting Agreement by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our current report on Form 8-K filed July 2, 2008).

10.9+	Amendment, dated July 13, 2013, to Consulting Agreement by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008 for the services of Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed November 14, 2014).

10.10+	Oramed Pharmaceuticals Inc. Second Amended and Restated 2008 Stock Incentive Plan (incorporated by reference from our definitive proxy statement on Schedule 14A filed August 4, 2016).

10.11+	Form of Restricted Stock Unit Notice and Restricted Stock Unit Agreement (incorporated by reference from our annual report on Form 10-K filed November 14, 2014).

10.12+	Form of Notice of Stock Option Award and Stock Option Award Agreement (incorporated by reference from our current report on Form 8-K filed July 2, 2008).

10.13+	Employment Agreement, dated as of April 19, 2009, by and between Oramed Ltd. and Yifat Zommer (incorporated by reference from our current report on Form 8-K filed April 22, 2009).

10.14+	Amendment to Employment Agreement, dated as of July 17, 2013, by and between Oramed Ltd. and Yifat Zommer (incorporated by reference from our annual report on Form 10-K filed November 25, 2015).

10.15+	Amendment to Employment Agreement, dated as of July 21, 2015, by and between Oramed Ltd. and Yifat Zommer (incorporated by reference from our annual report on Form 10-K filed November 25, 2015).

10.16+	Clinical Trial Agreement, dated September 11, 2011, between Oramed Ltd., Hadasit Medical Research Services and Development Ltd., Miriam Kidron and Daniel Schurr (incorporated by reference from our annual report on Form 10-K/A filed December 21, 2012).

54

10.17+	Clinical Trial Agreement, dated July 8, 2009, between Oramed Ltd., Hadasit Medical Research Services and Development Ltd., Miriam Kidron and Itamar Raz (incorporated by reference from our current report on Form 8-K filed July 9, 2009).

10.18	Agreement, dated January 7, 2009, between Oramed Pharmaceuticals Inc. and Hadasit Medical Research Services and Development Ltd. (incorporated by reference from our current report on Form 8-K filed January 7, 2009).

10.19	Manufacturing and Supply Agreement, dated July 5, 2010, between Oramed Ltd. and Sanofi-Aventis Deutschland GMBH (incorporated by reference from our current report on Form 8-K filed July 14, 2010).

10.20	Patent Transfer Agreement, dated February 22, 2011, between Oramed Ltd. and Entera Bio Ltd. (incorporated by reference from our registration statement on Form S-1 filed March 24, 2011).

10.21+	Form of Indemnification Agreements, dated March 11, 2011, between Oramed Pharmaceuticals Inc. and each of our directors and officers (incorporated by reference from our definitive proxy statement on Schedule 14A filed January 31, 2011).

10.22*	Letter Agreement, dated as of February 5, 2013, between Oramed Pharmaceuticals Inc. and Regals Capital LP.

10.23+	Employment Agreement, dated April 14, 2013, between Oramed Ltd. and Joshua Hexter (incorporated by reference from our current report on Form 8-K filed April 16, 2013).

10.24+	Amendment to Employment Agreement, dated July 21, 2015, between Oramed Ltd. and Joshua Hexter (incorporated by reference from our annual report on Form 10-K filed November 25, 2015).

10.25+*	Amendment to Employment Agreement, dated June 27, 2016, between Oramed Ltd. and Joshua Hexter.

10.26	Form of Securities Purchase Agreement used in 2013 registered direct offering (incorporated by reference from our current report on Form 8-K filed July 10, 2013).

10.27	Securities Purchase Agreement, dated November 3, 2014, between Oramed Pharmaceuticals Inc. and Guangxi Wuzhou Pharmaceutical (Group) Co., Ltd. (incorporated by reference from our current report on Form 8-K filed November 4, 2014).

10.28	Securities Purchase Agreement, dated June 5, 2015, between Oramed Pharmaceuticals Inc. and the purchasers party thereto (incorporated by reference from our current report on Form 8-K filed June 5, 2015).

10.29	Securities Purchase Agreement, dated November 30, 2015, between Oramed Pharmaceuticals, Inc. and Hefei Tianhui Incubator of Technologies Co., Ltd. (incorporated by reference from Schedule 13D/A filed by Nadav Kidron on December 29, 2015).

10.30	Amended and Restated Technology License Agreement, dated December 21, 2015, between Hefei Tianhui Incubator of Technologies Co., Ltd., Oramed Pharmaceuticals, Inc. and Oramed Ltd. (Confidential treatment has been granted for portions of this document. Incorporated by reference from our quarterly report on Form 10-Q filed January 13, 2016).

10.31*	Amendment to the Amended and Restated Technology License Agreement, dated June 3, 2016, between Hefei Tianhui Incubator of Technologies Co., Ltd., Oramed Pharmaceuticals, Inc. and Oramed Ltd. (Confidential treatment has been requested for portions of this document. The confidential portions will be omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission).

10.32*	Amendment to the Amended and Restated Technology License Agreement, dated July 24, 2016, between Hefei Tianhui Incubator of Technologies Co., Ltd., Oramed Pharmaceuticals, Inc. and Oramed Ltd. (Confidential treatment has been requested for portions of this document. The confidential portions will be omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission).

55

10.33*	Service Agreement, dated as of June 3, 2016, between Oramed Ltd. and XERTECS GmbH (Confidential treatment has been requested for portions of this document. The confidential portions will be omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission).

10.34*	General Technical Agreement between Oramed Ltd. and Premas Biotech Pvt. Ltd., dated July 24, 2016 (Confidential treatment has been requested for portions of this document. The confidential portions will be omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission).

21.1	Subsidiary (incorporated by reference from our annual report on Form 10-K filed November 27, 2013).

23.1*	Consent of Kesselman & Kesselman, Independent Registered Public Accounting Firm.

31.1*	Certification Statement of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification Statement of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification Statement of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification Statement of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.1*	The following financial statements from the Company’s annual report on Form 10-K for the year ended August 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensation plan.

56

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

/s/ NADAV KIDRON
Nadav Kidron,
President and Chief Executive Officer

Date: November 24, 2016

57

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ NADAV KIDRON	November 24, 2016
Nadav Kidron,
President and Chief Executive Officer and Director
(principal executive officer)

/s/ YIFAT ZOMMER	November 24, 2016
Yifat Zommer,
Chief Financial Officer
(principal financial and accounting officer)

/s/ AVIAD FRIEDMAN	November 24, 2016
Aviad Friedman,
Director

/s/ MIRIAM KIDRON	November 24, 2016
Miriam Kidron,
Director

Xiaopeng Li,
Director

/s/ KEVIN RAKIN	November 24, 2016
Kevin Rakin,
Director

/s/ LEONARD SANK	November 24, 2016
Leonard Sank,
Director

David Slager,
Director

58