Form 10-Q
period 2016-11-30
ORAMED PHARMACEUTICALS INC.
filed 2017-01-11
CIK 1176309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

Yes ☐       No ☒

As of January 10, 2017, there were 13,283,352 shares of the issuer’s common stock, $0.012 par value per share, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and the “Company” mean Oramed Pharmaceuticals Inc. and our wholly-owned Israeli subsidiary, Oramed Ltd., unless otherwise indicated.  All dollar amounts refer to U.S. Dollars unless otherwise indicated.

On November 30, 2016, the exchange rate between the New Israeli Shekel, or NIS, and the dollar, as quoted by the Bank of Israel, was NIS 3.839 to $1.00. Unless indicated otherwise by the context, statements in this Quarterly Report on Form 10-Q that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2016

1

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2016

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Balance sheets	2
Statements of comprehensive loss	3
Statement of changes in stockholders’ equity	4
Statements of cash flows	5
Notes to financial statements	6-15

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	November 30,	August 31,
	2016	2016
Assets
CURRENT ASSETS:
Cash and cash equivalents	$2,290	$3,907
Short-term deposits	24,069	24,254
Marketable securities	3,690	2,855
Restricted cash	16	16
Prepaid expenses and other current assets	430	198
Total current assets	30,495	31,230

LONG-TERM ASSETS:
Long-term deposits and investment	14,057	11,043
Marketable securities	350	530
Amounts funded in respect of employee rights upon retirement	11	11
Property and equipment, net	15	16
Total long-term assets	14,433	11,600
Total assets	$44,928	$42,830

Liabilities and stockholders' equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,237	$1,411
Deferred revenues (note 1a1)	2,450	2,162
Related parties	47	48
Total current liabilities	4,734	3,621

LONG-TERM LIABILITIES:
Deferred revenues (note 1a1)	15,682	12,604
Employee rights upon retirement	14	14
Provision for uncertain tax position	11	11
Other liabilities	501	390
Total long-term liabilities	16,208	13,019

COMMITMENTS (note 2)

STOCKHOLDERS' EQUITY:
Common stock, $0.012 par value (30,000,000 authorized shares; 13,268,226 and 13,183,425 shares issued and outstanding as of November 30, 2016 and August 31, 2016, respectively)	158	157
Additional paid-in capital	72,437	71,943
Accumulated other comprehensive income	43	106
Accumulated loss	(48,652)	(46,016)
Total stockholders' equity	23,986	26,190
Total liabilities and stockholders' equity	$44,928	$42,830

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	Three months ended
	November 30,	November 30,
	2016	2015

REVENUES	$(610)	$-
COST OF REVENUES	187	-
RESEARCH AND DEVELOPMENT EXPENSES, NET	2,353	1,901
GENERAL AND ADMINISTRATIVE EXPENSES	468	548
OPERATING LOSS	2,398	2,449
FINANCIAL INCOME	(186)	(76)
FINANCIAL EXPENSES	24	17
LOSS BEFORE TAXES ON INCOME	2,236	2,390
TAXES ON INCOME	400	-
NET LOSS FOR THE PERIOD	$2,636	$2,390

UNREALIZED LOSS ON AVAILABLE FOR SALE SECURITIES	63	406
TOTAL OTHER COMPREHENSIVE LOSS	63	406
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	$2,699	$2,796

LOSS PER SHARE OF COMMON STOCK:
BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	$0.20	$0.21
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	13,205,971	11,572,809

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. Dollars in thousands (except share data)

(UNAUDITED)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	$	capital	income	loss	equity
	In thousands
BALANCE AS OF AUGUST 31, 2016	13,183	$157	$71,943	$106	$(46,016)	$26,190
CHANGES DURING THE THREE-MONTH PERIOD ENDED NOVEMBER 30, 2016:
SHARES ISSUED FOR SERVICES	3	*	17	-	-	17
EXERCISE OF OPTIONS	64	1	319	-	-	320
STOCK-BASED COMPENSATION	18	*	158	-	-	158
NET LOSS	-	-	-	-	(2,636)	(2,636)
OTHER COMPREHENSIVE LOSS	-	-	-	(63)	-	(63)
BALANCE AS OF NOVEMBER 30, 2016	13,268	$158	$72,437	$43	$(48,652)	$23,986

*     Represents an amount of less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(UNAUDITED)

	Three months ended
	November 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,636)	$(2,390)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1	1
Exchange differences and interest on deposits and held to maturity bonds	(112)	(34)
Stock-based compensation	158	320
Shares issued for services	17	25
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(232)	15
Accounts payable, accrued expenses and related parties	825	(185)
Deferred revenues	3,366	-
Liability for employee rights upon retirement	-	1
Other liabilities	111	-
Total net cash provided by (used in) operating activities	1,498	(2,247)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(2)
Purchase of short-term deposits	(1,000)	(600)
Purchase of long-term deposits	(3,000)	-
Purchase of held to maturity securities	(1,056)	-
Proceeds from sale of short-term deposits	1,320	1,420
Proceeds from maturity of held to maturity securities	300	-
Total net cash provided by (used in) investing activities	(3,436)	818
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants and options	320	164
Total net cash provided by financing activities	320	164
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1	1

DECREASE IN CASH AND CASH EQUIVALENTS	(1,617)	(1,264)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,907	3,213

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,290	$1,949

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS -
Interest received	$56	$30

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

On November 30, 2015, the Company entered into a Technology License Agreement with Hefei Tianhui Incubation of Technologies Co. Ltd. (“HTIT”) and on December 21, 2015 the parties entered into an Amended and Restated Technology License Agreement, that was further amended by the parties on June 3, 2016 and July 24, 2016 (the “License Agreement”). According to the License Agreement, the Company granted HTIT an exclusive commercialization license in the territory of the Peoples Republic of China, Macau and Hong Kong (the “Territory”), related to the Company’s oral insulin capsule, ORMD-0801. Pursuant to the License Agreement, HTIT will conduct, at its own expense, certain pre-commercialization and regulatory activities with respect to the Subsidiary’s technology and ORMD-0801 capsule, and will pay to the Subsidiary (i) royalties of 10% on net sales of the related commercialized products to be sold by HTIT in the Territory (“Royalties”), and (ii) an aggregate of $37,500, of which $3,000 is payable immediately, $8,000 will be paid subject to the Company entering into certain agreements with certain third parties, and $26,500 will be payable upon achievement of certain milestones and conditions. In the event that the Company does not meet certain conditions, the Royalties rate may be reduced to a minimum of 8%. Following the expiration of the Company's patents covering the technology in the Territory (the “Patents”), the Royalties rate may be reduced, under certain circumstances, to 5%.

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

The closing of the License Agreement was conditioned upon the approval of the Israel Innovation Authority of the Israeli Ministry of Economy & Industry ("IIA"), which was received on December 21, 2015.

The initial payment of $3,000 was received in January 2016 and the second payment of $6,500 was received in July 2016 following achievement of certain milestones. Subsequent to entering into the required agreements with certain third parties, as detailed in notes 2f and 2g, the Company received additional payments of $4,000 in July 2016 and $4,000 in October 2016.

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

Amounts that were allocated to the License Agreement as of November 30 2016 aggregated $19,383, all of which were received through the balance sheet date. Through November 30, 2016, the Company recognized revenue in the amount of $1,251, and deferred the remaining amount of $18,132.

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

Successful completion of the Company’s development programs and its transition to normal operations is dependent upon obtaining necessary regulatory approvals from the U.S. Food and Drug Administration prior to selling its products within the United States, obtaining foreign regulatory approvals to sell its products internationally, or entering into licensing agreements with third parties. There can be no assurance that the Company will receive regulatory approval of any of its product candidates, and a substantial amount of time may pass before the Company achieves a level of revenues adequate to support its operations, if at all. The Company also expects to incur substantial expenditures in connection with the regulatory approval process for each of its product candidates during their respective developmental periods. Obtaining marketing approval will be directly dependent on the Company’s ability to implement the necessary regulatory steps required to obtain marketing approval in the United States and in other countries. The Company cannot predict the outcome of these activities.

b.	Loss per common share

Basic and diluted net loss per common share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding for each period. Outstanding stock options, warrants and restricted stock units (“RSUs”) have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for all periods presented. The total number of common stock options, warrants and RSUs excluded from the calculation of diluted net loss was 2,470,494 and 3,109,787 for the three month periods ended November 30, 2016 and 2015, respectively, because the effect would be anti-dilutive.

c.	Condensed Consolidated Financial Statements Preparation

The condensed consolidated financial statements included herein have been prepared in accordance with U.S. GAAP and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016 (the “2016 Form 10-K”). These condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair statement of the results of the periods presented. Certain information and disclosures normally included in annual consolidated financial statements have been omitted in this interim period report pursuant to the rules and regulations of the Securities and Exchange Commission. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by U.S. GAAP for annual financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the 2016 Form 10-K. The results for interim periods are not necessarily indicative of a full fiscal year’s results.

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

NOTE 2 -	COMMITMENTS:

a.	In March 2011, the Subsidiary sold shares of its investee company, Entera Bio Ltd. (“Entera”) to D.N.A Biomedical Solutions Ltd. (“D.N.A”), retaining a 3% interest as of March 2011, which is accounted for as a cost method investment (amounting to $1). In consideration for the shares sold to D.N.A, the Company received, among other payments, 4,202,334 ordinary shares of D.N.A (see also note 4).

As part of this agreement, the Subsidiary entered into a patent transfer agreement according to which, the Subsidiary assigned to Entera all of its right, title and interest in and to the patent application that it has licensed to Entera since August 2010. Under this agreement, the Subsidiary is entitled to receive from Entera royalties of 3% of Entera’s net revenues (as defined in the agreement) and a license back of that patent application for use in respect of diabetes and influenza. As of November 30, 2016, Entera had not yet realized any revenues and had not paid any royalties to the Subsidiary.

In addition, as part of a consulting agreement with a third party, dated February 15, 2011, the Subsidiary is obliged to pay this third party royalties of 8% of the net royalties received in respect of the patent that was sold to Entera in March 2011.

b.	On January 3, 2017, the Subsidiary entered into a lease agreement for its office facilities in Israel. The lease agreement is for a period of 60 months commencing October 1, 2016.

The annual lease payment will be New Israeli Shekel (“NIS”) 119 thousand ($31) from October 2016 through September 2018 and NIS 132 thousand ($34) from October 2018 through September 2021, and will be linked to the increase in the Israeli consumer price index (“CPI”) (as of November 30, 2016, the future lease payments until the expiration of the lease agreement will be $160, based on the exchange rate as of November 30, 2016).

As security for its obligation under this lease agreement, the Company provided a bank guarantee in an amount equal to three monthly lease payments.

c.	On March 3, 2016, the Subsidiary entered into an agreement for process development and production of its capsules and on November 24, 2016 into an amendment to such agreement with a vendor in an amount of up to Swiss Franc (“CHF”) 790 thousand ($778), CHF 145 thousand ($143) of which was recognized through November 30, 2016.

d.	On May 11, 2016, the Subsidiary entered into a Master Service Agreement with a vendor to retain its services for a pre-clinical toxicology trial for an oral GLP-1 analog capsule for type 2 diabetes patients. As consideration for its services, the Subsidiary will pay the vendor a total amount of $1,200 during the term of the engagement and based on achievement of certain milestones, of which $492 was recognized through November 30, 2016.

e.	On May 31, 2016, the Company entered into a consulting agreement with a third party advisor for a period of one year, pursuant to which such advisor will provide investor relations services and will be entitled to receive a monthly cash fee and 10,000 shares of the Company’s common stock that will be issued in four equal quarterly installments commencing August 1, 2016. As of November 30, 2016, the Company had issued to such advisor 5,000 shares. The fair value of the shares at the grant date was $37.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 2 -	COMMITMENTS (continued):

f.	On June 13, 2016, the Subsidiary entered into a four-year service agreement with a third party and on December 19, 2016, this agreement and all of the third party rights and obligations thereunder were assigned to another third party. This agreement is part of the requirements of the License Agreement as described in note 1. This agreement will support the Company's research and development. The Subsidiary is obligated to pay the third party a total amount of up to €2,360 thousand ($2,526), out of which €800 thousand ($867) is a non-refundable fee to be paid within 12 months from the effective date, €300 thousand ($336) of which were recognized in research and development through November 30, 2016. The remaining fee will be paid over the term of the engagement and will be based on achievement of certain milestones.

g.	On March 3, 2014, the Subsidiary entered into a Master Service Agreement with a vendor for the process development and production of one of its oral capsule ingredients in the amount of $311, $40 of which was recognized through November 30, 2016, and bonus payments of up to $600 that will be paid upon achieving certain milestones, as described in the agreement, none of which was recognized through November 30, 2016.

On July 24, 2016, the Subsidiary entered into a General Technical Agreement with the same vendor, for the scale-up process development and production of the same capsule ingredients in the amount of $4,300 that will be paid over the term of the engagement and based on the achievement of certain development milestones, $2,065 of which were recognized in research and development through November 30, 2016. This agreement is part of the requirements of the License Agreement as described in note 1.

h.	On September 21, 2016, the Subsidiary entered into a Clinical Research Organization Service Agreement with a third party to retain it as a Clinical Research Organization (“CRO”) for its Phase 2a dose finding clinical trial for an oral insulin capsule for type 2 diabetes patients, which began in the fourth quarter of calendar year 2016. As consideration for its services, the Subsidiary will pay the CRO a total amount of approximately $819 during the term of the engagement and based on achievement of certain milestones, $527 of which were recognized through November 30, 2016.

i.	Grants from the Bio-Jerusalem Fund (“Bio-Jerusalem”)

The Subsidiary is committed to pay royalties to Bio-Jerusalem on proceeds from future sales at a rate of 4% and up to 100% of the amount of the grant received (Israeli CPI linked) at the total amount of $65. The Company received no grants from Bio-Jerusalem since fiscal year 2013.

Royalty expenses for the three month period ended November 30, 2016 of $47 are included in cost of revenues. As of November 30, 2016, the Subsidiary had realized revenues from its related project in the amount of $993.

j.	Grants from the IIA

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

The total amount that was received through November 30, 2016 was $2,194.

Royalty expenses for the three month period ended November 30, 2016 of $140 are included in cost of revenues and will be paid over the term of the License Agreement in accordance with the revenue recognized from the related project. As of November 30, 2016, the Subsidiary had realized revenues from its project in the amount of $993.

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

As of November 30, 2016, the assets or liabilities measured at fair value are comprised of available for sale equity securities (level 1).

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.

As of November 30, 2016, the carrying amount of cash and cash equivalents, short-term deposits and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term maturities of these instruments.

As of November 30, 2016, the carrying amount of long-term deposits approximates their fair values due to the stated interest rates which approximate market rates.

The fair value of held to maturity bonds as presented in note 4 was based on a level 1 measurement.

The amounts funded in respect of employee rights are stated at cash surrender value which approximates its fair value.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 -	MARKETABLE SECURITIES:

The Company's marketable securities include investments in equity securities of D.N.A and in held to maturity bonds.

a.	Composition:

	November 30, 2016	August 31, 2016
Short-term:
D.N.A (see b below)	$638	$701
Held to maturity bonds (see c below)	3,052	2,154
	$3,690	$2,855
Long-term:
Held to maturity bonds (see c below)	$350	$530

b.	D.N.A

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

During the three month periods ended November 30, 2016 and 2015, the Company did not sell any of the D.N.A ordinary shares.

As of November 30, 2016, the Company owns approximately 8.7% of D.N.A’s outstanding ordinary shares.

The cost of the securities as of November 30, 2016 and August 31, 2016 is $595.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 -	MARKETABLE SECURITIES (continued):

c.	Held to maturity bonds

The amortized cost and estimated fair value of held-to-maturity securities at November 30, 2016, are as follows:

	November 30, 2016
	Amortized cost	Gross unrealized losses	Estimated fair value
Short-term:
Commercial bonds	$3,021	$(2)	$3,019
Accrued interest	31	-	31

Long-term	350	(2)	348
	$3,402	$(4)	$3,398

As of November 30, 2016, the contractual maturities of debt securities classified as held-to-maturity are as follows: after one year through two years, $350, and the yield to maturity rates vary between 1.05% to 1.8%.

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

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 5 -	STOCK-BASED COMPENSATION

On November 1, 2016, the Company granted a total of 70,000 RSUs representing a right to receive 70,000 shares of the Company’s common stock to an employee of the Subsidiary. The RSUs vest in 19 installments, consisting of one installment of 9,000 shares on November 1, 2016 18 equal monthly installments of 1,500 shares each, commencing November 30, 2016 and 17,000 shares on each of April 30, 2017 and 2018. The total fair value of these RSUs on the date of grant was $463, using the quoted closing market share price of $6.62 on the Nasdaq Capital Market on the date of grant. The Company elected to recognize compensation cost for this award using the accelerated method based on the multiple-option award approach.

NOTE 6 -	RELATED PARTIES - TRANSACTIONS

On July 1, 2008, the Subsidiary entered into a consulting agreement with KNRY Ltd. (“KNRY”), an Israeli company owned by the Company’s Chief Executive Officer ("CEO"), whereby the CEO, through KNRY, provides services to the Company (the “Consulting Agreement”). The Consulting Agreement is terminable by either party upon 60 days written notice. The Consulting Agreement provides that KNRY (i) will be paid a gross amount of NIS 50,400 ($13) per month for the CEO and (ii) will be reimbursed for reasonable expenses incurred in connection with the performance of the Consulting Agreement.

The Consulting Agreement has been amended several times. According to the latest amendment on November 28, 2016, the CEO's monthly payment was set at NIS 127,570 ($33) effective January 2017, and additional cost of $10 per year was approved for the use and maintenance of the CEO's car effective November 2016.

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

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Words such as “expects,” “anticipates,” “intends,” “plans,” “planned expenditures,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Quarterly Report on Form 10-Q.  Additionally, statements concerning future matters are forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements include, among other statements, statements regarding the following:

●	the expected development and potential benefits from our products in treating diabetes;

●	future milestones, conditions and royalties under the license agreement with Hefei Tianhui Incubation of Technologies Co. Ltd., or HTIT;

●	our research and development plans, including pre-clinical and clinical trials plans, the timing of conclusion of trials and trials’ results;

●	our expectation that in the upcoming years our research and development expenses, net, will continue to be our major expenditure;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and

●	information with respect to any other plans and strategies for our business.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016, or our Annual Report, as filed with the Securities and Exchange Commission, or the SEC, on November 25, 2016, as well as those discussed elsewhere in our Annual Report and in this Quarterly Report on Form 10-Q.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report on Form 10-Q which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Overview of Operations

We are a pharmaceutical company currently engaged in the research and development of innovative pharmaceutical solutions, including an oral insulin capsule to be used for the treatment of individuals with diabetes, and the use of orally ingestible capsules or pills for delivery of other polypeptides.

Recent business developments

Product Candidates

We completed a Phase IIb clinical trial on 180 type 2 diabetic patients that was conducted in 33 sites in the United States. This double-blind, randomized, 28-day study clinical trial was conducted under an Investigational New Drug application, or IND, with the U.S. Food and Drug Administration, or FDA. The clinical trial, designed to assess the safety and efficacy of ORMD-0801, investigated ORMD-0801 over a longer treatment period and had statistical power to give us greater insight into the drug’s efficacy. The trial was initiated in June 2015, was completed during April 2016 and indicated a statistically significant lowering of blood glucose levels relative to placebo across several endpoints. The trial successfully met its primary and most of its secondary and exploratory endpoints for safety and efficacy.

We also conducted a glucose clamp study of our oral insulin capsule on type 1 diabetic volunteers that was performed at The University of Texas Health Science Center at San Antonio. The glucose clamp is a method for quantifying insulin absorption in order to measure a patient’s insulin sensitivity and how well a patient metabolizes glucose. The patients' recruitment was completed in October 2016, and we anticipate receiving the results during the first quarter of calendar year 2017.

In October 2016, we initiated a Phase IIa dose finding clinical trial on approximately 30 adults type 2 diabetic patients. This randomized, double-blind trial is being conducted in order to define the optimal dosing of ORMD-0801 moving forward.

In September 2013, we submitted a pre-IND package to the FDA for ORMD-0901, our oral exenatide capsule, for a Phase II clinical trial on healthy volunteers and type 2 diabetic patients. We began a toxicology study in June 2016 and expect to file an IND and move directly into a large Phase II trial in the United States. In August 2015, we began a non-FDA approved clinical trial on type 2 diabetic patients. The trial was completed during the second quarter of calendar year 2016 and indicated positive results as it showed ORMD-0901 to be safe and well tolerated and also demonstrated encouraging trending efficacy data.

The table below gives an overview of our product pipeline (calendar quarters):

		Phase I	Phase II	Phase III	Timeline
ORMD-0801 oral insulin	Type 2 diabetes				Q1 ’14: Phase IIa completed Q2 ’16: Phase IIb multi-center study completed Q4 ’16: Phase IIa - dose finding study initiated
	Type 1 diabetes				Q3 ’14: Phase IIa study completed
ORMD-0901 oral GLP-1	Type 2 diabetes				Q2 ’16: Toxicology study initiated Q2 ’16: Phase Ib ex-US study completed Q3 ’17: Phase II study projected initiation

Out-Licensed Technology

On November 30, 2015, we, our Israeli subsidiary and HTIT entered into a Technology License Agreement, and on December 21, 2015 these parties entered into an Amended and Restated Technology License Agreement that was further amended by these parties on June 3, 2016 and July 24, 2016, or the License Agreement. According to the License Agreement, we granted HTIT an exclusive commercialization license in the territory of the People's Republic of China, Macau and Hong Kong, or the Territory, related to our oral insulin capsule, ORMD-0801. Pursuant to the License Agreement, HTIT will conduct, at its own expense, certain pre-commercialization and regulatory activities with respect to our technology and ORMD-0801 capsule, and will pay (i) royalties of 10% on net sales of the related commercialized products to be sold by HTIT in the Territory, or Royalties, and (ii) an aggregate of approximately $37.5 million, of which $3 million is payable immediately, $8 million will be paid in near term installments subject to our entry into certain agreements with certain third parties, and $26.5 million will be payable upon achievement of certain milestones and conditions. In the event that we will not meet certain conditions, the Royalties rate may be reduced to a minimum of 8%. Following the expiration of our patents covering the technology in the Territory, the Royalties rate may be reduced, under certain circumstances, to 5%. The initial payment of $3 million was received in January 2016. Following achievement of certain milestones, the second and third milestone payments of $6.5 million and $4 million, respectively, were received in July 2016, and the fourth milestone payment of $4 million was received in October 2016.

We also entered into a separate securities purchase agreement with HTIT, or the SPA, pursuant to which HTIT invested $12 million in us in December 2015 (see – “Liquidity and capital resources” below). In connection with the License Agreement and the SPA, we received a non-refundable payment of $500,000 as a no-shop fee.

Results of Operations

Comparison of three month periods ended November 30, 2016 and 2015

The following table summarizes certain statements of operations data of the Company for the three month periods ended November 30, 2016 and 2015 (in thousands of dollars except share and per share data):

	Three months ended
	November 30,
	2016	2015

Revenues	$(610)	$-
Cost of revenues	187	-
Research and development expenses	2,353	1,901
General and administrative expenses	468	548
Financial income, net	(162)	(59)
Taxes on income	400	-
Net loss for the period	$2,636	$2,390
Loss per common share - basic and diluted	$0.20	$0.21
Weighted average common shares outstanding	13,205,971	11,572,809

Revenues

Revenues consist of proceeds related to the License Agreement that are recognized over the term of the License Agreement through June 2023.

Revenues for the three month period ended November 30, 2016 totaled $610,000. No revenues were recorded for the three month period ended November 30, 2015.

Cost of revenues

Cost of revenues consists of royalties related to the License Agreement that will be paid over the term of the License Agreement in accordance with the revenue recognition accounting policy and the Israeli Law for the Encouragement of Industrial Research and Development, 1984, as amended.

Cost of revenues for the three month period ended November 30, 2016 totaled $187,000. No cost of revenues was recorded for the three month period ended November 30, 2015.

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

Research and development expenses for the three month period ended November 30, 2016 increased by 23.8% to $2,353,000, from $1,901,000 for the three month period ended November 30, 2015. The increase is mainly attributable to expenses related to process development and production of our capsules and the required ingredients and is offset by a decrease in clinical trials due to completion of our Phase IIb clinical trial. Stock-based compensation costs for the three month period ended November 30, 2016 totaled $136,000, as compared to $184,000 during the three month period ended November 30, 2015. The decrease is mainly attributed to the progress in amortization of awards granted in prior periods and is partially offset by an increase due to restricted stock units granted to employees in November 2016.

Government grants

In the three month periods ended November 30, 2016 and 2015, we did not recognize any research and development grants. As of November 30, 2016, we incurred liabilities to pay royalties to the Israel Innovation Authority of the Israeli Ministry of Economy & Industry, or the IIA, of $606,000.

General and administrative expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, traveling, business development costs, insurance expenses and other general costs.

General and administrative expenses for the three month period ended November 30, 2016 decreased by 14.6% to $468,000 from $548,000 for the three month period ended November 30, 2015. The decrease in costs related to general and administrative activities during the three month period ended November 30, 2016 is due to a decrease in stock-based compensation costs. This decrease was partially offset by an increase in salaries and consulting expenses. Stock-based compensation costs for the three month period ended November 30, 2016 totaled $23,000, as compared to $136,000 during the three month period ended November 30, 2015. The decrease is mainly attributed to the progress in amortization of awards granted in prior periods.

Financial income, net

Net financial income increased by 175% from net income of $59,000 for the three month period ended November 30, 2015 to net income of $162,000 for the three month period ended November 30, 2016. The increase is mainly due to an increase in income from bank deposits and held to maturity bonds as a result of the increase in cash and investment balances.

Taxes on income

We had taxes on income of $400,000 for the three month period ended November 30, 2016 as compared to no taxes on income for the three month period ended November 30, 2015. The increase is due to withholding tax deducted from revenues received from the License Agreement, since according to the Company’s estimations, the withholding tax is not expected to be utilized in the next five years.

Other comprehensive income

Unrealized loss on available for sale securities for the three month period ended November 30, 2016 and 2015 of $63,000 and $406,000, respectively, resulted from the decrease in fair value of the ordinary shares of D.N.A Biomedical Solutions Ltd. that we hold.

Liquidity and capital resources

From inception through November 30, 2016, we have incurred losses in an aggregate amount of $48,652,000. During that period we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of $56,054,000, net of transaction costs.  During that period, we also received cash consideration of $3,639,000 from the exercise of warrants and options. We will seek to obtain additional financing through similar sources in the future as needed. As of November 30, 2016, we had $2,290,000 of available cash, $38,126,000 of short-term and long-term bank deposits and $4,040,000 of marketable securities.

On November 30, 2015, we entered into the SPA, pursuant to which HTIT agreed to buy and we agreed to sell 1,155,367 shares of our common stock at a price of approximately $10.39 per share, for the aggregate amount of $12 million. The transaction closed on December 28, 2015.

Management continues to evaluate various financing alternatives for funding future research and development activities and general and administrative expenses through fundraising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of future third party investments. Based on our current cash resources, including the investment and recent milestone payments by HTIT, and commitments, we believe we will be able to maintain our current planned development activities and the corresponding level of expenditures for at least the next 12 months and beyond.

As of November 30, 2016, our total current assets were $30,495,000 and our total current liabilities were $4,734,000. On November 30, 2016, we had a working capital surplus of $25,761,000 and an accumulated loss of $48,652,000. As of August 31, 2016, our total current assets were $31,230,000 and our total current liabilities were $3,621,000. On August 31, 2016, we had a working capital surplus of $27,609,000 and an accumulated loss of $46,016,000. The decrease in working capital from August 31, 2016 to November 30, 2016 was primarily due to the investment of a portion of the milestone payments received related to the License Agreement in long-term bank deposits.

During the three month period ended November 30, 2016, cash and cash equivalents decreased to $2,290,000 from the $3,907,000 reported as of August 31, 2016, which is due to the reasons described below.

Operating activities provided cash of $1,498,000 in the three month period ended November 30, 2016, as compared to $2,247,000 used in the three month period ended November 30, 2015. Cash provided by operating activities in the three month period ended November 30, 2016 primarily consisted of changes in deferred revenues due to the License Agreement partially offset by net loss resulting from research and development and general and administrative expenses, while cash used for operating activities in the three month period ended November 30, 2015 primarily consisted of net loss resulting from research and development and general and administrative expenses, partially offset by stock-based compensation expenses.

Investing activities used cash of $3,436,000 in the three month period ended November 30, 2016, as compared to $818,000 that were provided in the three month period ended November 30, 2015. Cash used for investing activities in the three month period ended November 30, 2016 consisted primarily of the purchase of short-term and long-term bank deposits, as well as the purchase of marketable securities, while cash provided by investing activities in the three month period ended November 30, 2015 consisted primarily of the proceeds from short-term bank deposits.

Financing activities provided cash of $320,000 in the three month period ended November 30, 2016, as compared to $164,000 that were provided in the three month period ended November 30, 2015. Financing activities in the three month period ended November 30, 2016 consisted of proceeds from exercise of options while financing activities in the three month period ended November 30, 2015 consisted of proceeds from exercise of warrants.

Off-balance sheet arrangements

As of November 30, 2016, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our significant accounting policies are described in the notes to the consolidated financial statements as of August 31, 2016 included in our Annual Report.

Planned Expenditures

We invest heavily in research and development, and we expect that in the upcoming years our research and development expenses, net, will continue to be our major operating expense.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the three month period ended November 30, 2016. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 7, 2016, we issued 2,500 shares of our common stock to Corporate Profile, LLC, or Corporate Profile, in payment of a portion of the consulting fee for investor relations services owed to Corporate Profile pursuant to a Letter Agreement and a Stock Purchase Agreement, dated May 18, 2016 between us and Corporate Profile. We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6 – EXHIBITS

Exhibit Number	Description
10.1*	Agreement and Amendment No. 5, dated November 28, 2016, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Nadav Kidron.
10.2*	Fourth Amendment to Employment Agreement, dated November 28, 2016, by and between Oramed Ltd. and Yifat Zommer.
10.3*	Indemnification Agreement, dated August 30, 2016, between Oramed Pharmaceuticals Inc. and Kevin Rakin.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Date: January 11, 2017	By:	/s/ Nadav Kidron
Nadav Kidron
President and Chief Executive Officer

Date: January 11, 2017	By:	/s/ Yifat Zommer
Yifat Zommer
Chief Financial Officer
(principal financial and accounting officer)

