Form 10-Q
period 2017-02-28
ORAMED PHARMACEUTICALS INC.
filed 2017-04-05
CIK 1176309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of April 4, 2017, there were 13,294,492 shares of the issuer's common stock, $0.012 par value per share, outstanding.

ORAMED PHARMACEUTICALS INC.
FORM 10-Q

As used in this Quarterly Report on Form 10-Q, the terms "we," "us," "our" and the "Company" mean Oramed Pharmaceuticals Inc. and our wholly-owned Israeli subsidiary, Oramed Ltd., unless otherwise indicated.  All dollar amounts refer to U.S. Dollars unless otherwise indicated.

On February 28, 2017, the exchange rate between the New Israeli Shekel, or NIS, and the dollar, as quoted by the Bank of Israel, was NIS 3.659 to $1.00. Unless indicated otherwise by the context, statements in this Quarterly Report on Form 10-Q that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

2

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2017

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2017

ORAMED PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

	February 28,	August 31,
	2017	2016
Assets
CURRENT ASSETS:
Cash and cash equivalents	$1,452	$3,907
Short-term deposits	24,554	24,254
Marketable securities	3,607	2,855
Restricted cash	16	16
Prepaid expenses and other current assets	151	198
Total current assets	29,780	31,230

LONG-TERM ASSETS:
Long-term deposits and investment	11,005	11,043
Marketable securities	1,023	530
Amounts funded in respect of employee rights upon retirement	12	11
Property and equipment, net	16	16
Total long-term assets	12,056	11,600
Total assets	$41,836	$42,830

Liabilities and stockholders' equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,424	$1,411
Deferred revenues	2,449	2,162
Related parties	60	48
Total current liabilities	4,933	3,621

LONG-TERM LIABILITIES:
Deferred revenues	15,072	12,604
Employee rights upon retirement	17	14
Provision for uncertain tax position	11	11
Other liabilities	481	390
Total long-term liabilities	15,581	13,019

COMMITMENTS (note 2)

STOCKHOLDERS' EQUITY:
Common stock, $0.012 par value (30,000,000 authorized shares; 13,291,612 and 13,183,425 shares issued and outstanding as of February 28, 2017 and August 31, 2016, respectively)	159	157
Additional paid-in capital	72,787	71,943
Accumulated other comprehensive income	211	106
Accumulated loss	(51,835)	(46,016)
Total stockholders' equity	21,322	26,190
Total liabilities and stockholders' equity	$41,836	$42,830

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

	Six months ended		Three months ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
REVENUES	$(1,221)	$(125)	$(611)	$(125)
COST OF REVENUES	187	4	-	4
RESEARCH AND DEVELOPMENT EXPENSES	5,478	3,204	3,125	1,303
GENERAL AND ADMINISTRATIVE EXPENSES	1,319	1,278	851	730
OPERATING LOSS	5,763	4,361	3,365	1,912
FINANCIAL INCOME	(389)	(193)	(203)	(128)
FINANCIAL EXPENSES	45	40	21	34
LOSS BEFORE TAXES ON INCOME	5,419	4,208	3,183	1,818
TAXES ON INCOME	400	-	-	-
NET LOSS FOR THE PERIOD	5,819	4,208	3,183	1,818
UNREALIZED LOSS (GAIN) ON AVAILABLE FOR SALE SECURITIES	(105)	328	(168)	(78)
TOTAL OTHER COMPREHENSIVE LOSS (INCOME)	(105)	328	(168)	(78)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	$5,714	$4,536	$3,015	$1,740
LOSS PER SHARE OF COMMON STOCK:
BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	$0.44	$0.35	$0.24	$0.14
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	13,242,676	12,112,771	13,279,788	12,652,733

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. Dollars in thousands (except share data)
(UNAUDITED)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	$	capital	income	loss	equity
	In thousands
BALANCE AS OF AUGUST 31, 2016	13,183	$157	$71,943	$106	$(46,016)	$26,190
CHANGES DURING THE SIX-MONTH PERIOD ENDED FEBRUARY 28, 2017:
SHARES ISSUED FOR SERVICES	5	*	32	-	-	32
EXERCISE OF OPTIONS	64	1	319	-	-	320
STOCK-BASED COMPENSATION	40	1	493	-	-	494
NET LOSS	-	-	-	-	(5,819)	(5,819)
OTHER COMPREHENSIVE INCOME	-	-	-	105	-	105
BALANCE AS OF FEBRUARY 28, 2017	13,292	$159	$72,787	$211	$(51,835)	$21,322

*	Represents an amount of less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
 (UNAUDITED)

	Six months ended
	February 28, 2017	February 29, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,819)	$(4,208)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2	2
Exchange differences and interest on deposits and held to maturity bonds	(57)	(101)
Stock-based compensation	494	485
Shares issued for services	32	48
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	47	(290)
Accounts payable, accrued expenses and related parties	1,025	(119)
Deferred revenues	2,755	4,258
Liability for employee rights upon retirement	3	2
Other liabilities	91	-
Total net cash provided by (used in) operating activities	(1,427)	77

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2)	(2)
Purchase of short-term deposits	(1,500)	(5,885)
Purchase of long-term deposits	(9,000)	(7,500)
Purchase of held to maturity securities	(2,090)	(1,775)
Proceeds from sale of short-term deposits	10,344	2,620
Proceeds from maturity of held to maturity securities	900	600
Funds in respect of employee rights upon retirement	(1)	-
Total net cash used in investing activities	(1,349)	(11,942)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and vested restricted stock units net of issuance expenses	-	10,594
Proceeds from exercise of warrants and options	320	1,286
Total net cash provided by financing activities	320	11,880
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1	2

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,455)	17

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,907	3,213
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,452	$3,230

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS -
Interest received	$288	$82

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

On November 30, 2015, the Company and its Israeli subsidiary entered into a Technology License Agreement with Hefei Tianhui Incubation of Technologies Co. Ltd. (“HTIT”) and on December 21, 2015, the parties entered into an Amended and Restated Technology License Agreement that was further amended by the parties on June 3, 2016 and July 24, 2016 (the “License Agreement”). According to the License Agreement, the Company granted HTIT an exclusive commercialization license in the territory of the People's Republic of China, Macau and Hong Kong (the “Territory”), related to the Company’s oral insulin capsule, ORMD-0801 (the "Product"). Pursuant to the License Agreement, HTIT will conduct, at its own expense, certain pre-commercialization and regulatory activities with respect to the Subsidiary’s technology and ORMD-0801 capsule, and will pay to the Subsidiary (i) royalties of 10% on net sales of the related commercialized products to be sold by HTIT in the Territory (“Royalties”), and (ii) an aggregate of $37,500, of which $3,000 was payable immediately, $8,000 will be paid subject to the Company entering into certain agreements with certain third parties, and $26,500 will be paid upon achievement of certain milestones and conditions. In the event that the Company does not meet certain conditions, the Royalties rate may be reduced to a minimum of 8%. Following the final expiration of the Company's patents covering the technology in the Territory in 2033, the Royalties rate may be reduced, under certain circumstances, to 5%.

The royalty payment obligation shall apply during the period of time beginning upon the first commercial sale of the Product in the Territory, and ending upon the later of (i) the expiration of the last-to-expire licensed patents in the Territory; and (ii) 15 years after the first commercial sale of the Product in the Territory (the "Royalty Term").

The License Agreement shall remain in effect until the expiration of the Royalty Term. The License Agreement contains customary termination provisions.

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

The initial payment of $3,000 was received in January 2016 and the second and  third payments of $6,500 and $4,000, respectively, were received in July 2016 following the achievement of certain milestones and the fourth milestone payment of $4,000 was received in October 2016.

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

Amounts that were allocated to the License Agreement as of February 28, 2017 aggregated $19,383, all of which were received through the balance sheet date. Through February 28, 2017, the Company recognized revenue in the amount of $1,862, and deferred the remaining amount of $17,521.

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

Basic and diluted net loss per common share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding for each period. Outstanding stock options, warrants and restricted stock units (“RSUs”) have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for all periods presented. The total number of common stock options, warrants and RSUs excluded from the calculation of diluted net loss was 2,053,153 and 2,817,059 for the six month periods ended February 28, 2017 and February 29, 2016, respectively, and 1,631,174 and 2,686,032 for the three month periods ended February 28, 2017 and February 29, 2016, respectively, because the effect would be anti-dilutive.

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

As part of this agreement, the Subsidiary entered into a patent transfer agreement according to which, the Subsidiary assigned to Entera all of its right, title and interest in and to the patent application that it has licensed to Entera since August 2010. Under this agreement, the Subsidiary is entitled to receive from Entera royalties of 3% of Entera’s net revenues (as defined in the agreement) and a license back of that patent application for use in respect of diabetes and influenza. As of February 28, 2017, Entera had not yet realized any revenues and had not paid any royalties to the Subsidiary.

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

The annual lease payment will be New Israeli Shekel (“NIS”) 119,000 ($33) from October 2016 through September 2018 and NIS 132,000 ($36) from October 2018 through September 2021, and will be linked to the increase in the Israeli consumer price index (“CPI”) (as of February 28, 2017, the future lease payments until the expiration of the lease agreement will be $160, based on the exchange rate as of February 28, 2017).

ORAMED PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
 (UNAUDITED)
NOTE 2 - COMMITMENTS (continued):

As security for its obligation under this lease agreement, the Company provided a bank guarantee in an amount equal to three monthly lease payments.

c.
On March 3, 2016, the Subsidiary entered into an agreement for process development and production of its capsules and on November 24, 2016 into an amendment to such agreement with a vendor in an amount of up to Swiss Franc (“CHF”) 790,000 ($786), CHF 200,000 ($199) of which was recognized through February 28, 2017.

d.
On May 11, 2016, the Subsidiary entered into a Master Service Agreement with a vendor to retain its services for a pre-clinical toxicology trial for an oral GLP-1 analog capsule for type 2 diabetes patients. As consideration for its services, the Subsidiary will pay the vendor a total amount of $1,200 during the term of the engagement and based on achievement of certain milestones, of which $898 was recognized through February 28, 2017.

e.
On May 31, 2016, the Company entered into a consulting agreement with a third party advisor for a period of one year, pursuant to which such advisor will provide investor relations services and will be entitled to receive a monthly cash fee and 10,000 shares of the Company’s common stock that will be issued in four equal quarterly installments commencing August 1, 2016. As of February 28, 2017, the Company had issued to such advisor 7,500 shares. The fair value of the shares at the grant date was $53.

f.
On June 13, 2016, the Subsidiary entered into a four-year service agreement with a third party and on December 19, 2016, this agreement and all of the third party rights and obligations thereunder were assigned to another third party. This agreement is part of the requirements of the License Agreement as described in note 1 and will support the Company's research and development. The Subsidiary is obligated to pay the third party a total amount of up to €2,360,000  ($2,516), out of which €800,000  ($862) is a non-refundable fee to be paid within 12 months from the effective date, €550,000 ($597) of which was recognized in research and development through February 28, 2017. The remaining fee will be paid over the term of the engagement and will be based on achievement of certain milestones.

g.
On March 3, 2014, the Subsidiary entered into a Master Service Agreement with a vendor for the process development and production of one of its oral capsule ingredients in the amount of $311, $40 of which was recognized through February 28, 2017, and bonus payments of up to $600 that will be paid upon achieving certain milestones, as described in the agreement, none of which was recognized through February 28, 2017.

On July 24, 2016, the Subsidiary entered into a General Technical Agreement with the same vendor, for the scale-up process development and production of the same capsule ingredients in the amount of $4,300 that will be paid over the term of the engagement and based on the achievement of certain development milestones, $3,156 of which were recognized in research and development through February 28, 2017. This agreement is part of the requirements of the License Agreement as described in note 1.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
 (UNAUDITED)

NOTE 2 - COMMITMENTS (continued):

h.
On September 21, 2016, the Subsidiary entered into a Clinical Research Organization Service Agreement with a third party to retain it as a Clinical Research Organization (“CRO”) for its Phase 2a dose finding clinical trial for an oral insulin capsule for type 2 diabetes patients, which began in the fourth quarter of calendar year 2016. As consideration for its services, the Subsidiary will pay the CRO a total amount of approximately $819 during the term of the engagement and based on achievement of certain milestones, $793 of which was recognized through February 28, 2017.

i.	On February 21, 2017, the Subsidiary entered into an agreement with a vendor to retain its services for a pre-clinical toxicology trial for an oral insulin capsule for type 2 and type 1 diabetes patients. As consideration for its services, the Subsidiary will pay the vendor a total of up to $952 during the term of the engagement and based on achievement of certain milestones, of which $191 was recognized through February 28, 2017.

j.	Grants from the Bio-Jerusalem Fund (“Bio-Jerusalem”)

The Subsidiary is committed to pay royalties to Bio-Jerusalem on proceeds from future sales at a rate of 4% and up to 100% of the amount of the grant received (Israeli CPI linked) at the total amount of $65. The Company received no grants from Bio-Jerusalem since fiscal year 2013.

Royalty expenses for the six month periods ended February 28, 2017 of $47 are included in cost of revenues. As of February 28, 2017, the Subsidiary had realized revenues from its related project in the amount of $1,542.

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

The total amount that was received through February 28, 2017 was $2,194.

Royalty expenses for the six month period ended February 28, 2017 of $140 are included in cost of revenues and will be paid over the term of the License Agreement in accordance with the revenue recognized from the related project. As of February 28, 2017, the Subsidiary had realized revenues from its project in the amount of $1,542.

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

As of February 28, 2017, the assets or liabilities measured at fair value are comprised of available for sale equity securities (level 1).

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.

As of February 28, 2017, the carrying amount of cash and cash equivalents, short-term deposits and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term maturities of these instruments.

As of February 28, 2017, the carrying amount of long-term deposits approximates their fair values due to the stated interest rates which approximate market rates.

The fair value of held to maturity bonds as presented in note 4 was based on a level 1 measurement.

The amounts funded in respect of employee rights are stated at cash surrender value which approximates its fair value.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
 (UNAUDITED)

NOTE 4 - MARKETABLE SECURITIES:

The Company's marketable securities include investments in equity securities of D.N.A and in held to maturity bonds.

a.	Composition:

	February 28, 2017	August 31, 2016
Short-term:
D.N.A (see b below)	$806	$701
Held to maturity bonds (see c below)	2,801	2,154
	$3,607	$2,855
Long-term:
Held to maturity bonds (see c below)	$1,023	$530

b.	D.N.A

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

As of February 28, 2017, the Company owns approximately 8.7% of D.N.A’s outstanding ordinary shares.

The cost of the securities as of each of February 28, 2017 and August 31, 2016 is $595.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
 (UNAUDITED)

NOTE 4 - MARKETABLE SECURITIES (continued):

c.	Held to maturity bonds

The amortized cost and estimated fair value of held-to-maturity securities at February 28, 2017, are as follows:

	February 28, 2017
	Amortized cost	Gross unrealized gains	Estimated fair value
Short-term:
Commercial bonds	$2,753	$1	$2,754
Accrued interest	48	-	48

Long-term	1,023	-	1,023
	$3,824	$1	$3,825

As of February 28, 2017, the contractual maturities of debt securities classified as held-to-maturity are as follows: after one year through two years, $1,023, and the yield to maturity rates vary between 1.05% to 1.8%.

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

ORAMED PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
 (UNAUDITED)

NOTE 5 - STOCK-BASED COMPENSATION

On November 1, 2016, the Company granted a total of 70,000 RSUs representing a right to receive 70,000 shares of the Company’s common stock to an employee of the Subsidiary. The RSUs vest in 19 installments, consisting of one installment of 9,000 shares on November 1, 2016, 18 equal monthly installments of 1,500 shares each, commencing November 30, 2016 and 17,000 shares on each of April 30, 2017 and 2018. The total fair value of these RSUs on the date of grant was $463, using the quoted closing market share price of $6.62 on the Nasdaq Capital Market on the date of grant. The Company elected to recognize compensation cost for this award using the accelerated method based on the multiple-option award approach.

On February 9, 2017, options to purchase an aggregate of 27,731 shares of the Company were granted to four members of the Company’s Board of Directors as follows: 16,337 options at an exercise price of $1 per share (lower than the traded market price on the date of grant) and 11,394 options at an exercise price of $6.23 per share (equivalent to the traded market price on the date of grant). The options vested immediately and expire on February 9, 2027. The fair value of all these options on the date of grant was $135, using the Black Scholes option-pricing model and was based on the following assumptions: Stock price of $6.23 dividend yield of 0% for all years; expected volatility of 77.29%; risk-free interest rates of 1.88%; and expected term of 5 years.

NOTE 6 - RELATED PARTIES - TRANSACTIONS

On July 1, 2008, the Subsidiary entered into a consulting agreement with KNRY Ltd. (“KNRY”), an Israeli company owned by the Company’s Chief Executive Officer (“CEO”), whereby the CEO, through KNRY, provides services to the Company (the “Consulting Agreement”). The Consulting Agreement is terminable by either party upon 60 days written notice. The Consulting Agreement provides that KNRY (i) will be paid a gross amount of NIS 50,400 ($13) per month for the CEO and (ii) will be reimbursed for reasonable expenses incurred in connection with the performance of the Consulting Agreement.

The Consulting Agreement has been amended several times. According to the latest amendment on November 28, 2016, the CEO's monthly payment was set at NIS 127,570 ($33) effective January 2017, and an additional cost of $10 per year was approved for the use and maintenance of the CEO's car effective November 2016.

NOTE 7 - SUBSEQUENT EVENT

On March 20, 2017, options to purchase an aggregate of 37,152 of the Company’s shares of common stock were granted to a consultant at an exercise price of $6.00 per share (higher than the traded market price on the date of grant) and expiration date of March 20, 2027. The Options shall vest in 24 consecutive equal installments of 1,548 each, commencing March 31, 2017. The fair value of these options on the date of grant was $177, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 76.46%; risk-free interest rates of 2.47%; and expected term of 10 years.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere herein and in our consolidated financial statements, accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report (as defined below).

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Words such as "expects," "anticipates," "intends," "plans," "planned expenditures," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Quarterly Report on Form 10-Q.  Additionally, statements concerning future matters are forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements include, among other statements, statements regarding the following:

●	the expected development and potential benefits from our products in treating diabetes;

●	future milestones, conditions and royalties under the license agreement with Hefei Tianhui Incubation of Technologies Co. Ltd., or HTIT;

●	our research and development plans, including pre-clinical and clinical trials plans, the timing of conclusion of trials and trials' results;

●	our expectation that in the upcoming years our research and development expenses, net, will continue to be our major expenditure;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and

●	information with respect to any other plans and strategies for our business.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Item 1A.  Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016, or our Annual Report, as filed with the Securities and Exchange Commission, or the SEC, on November 25, 2016, as well as those discussed elsewhere in our Annual Report and in this Quarterly Report on Form 10-Q.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report on Form 10-Q which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Overview of Operations

We are a pharmaceutical company currently engaged in the research and development of innovative pharmaceutical solutions, including an oral insulin capsule to be used for the treatment of individuals with diabetes, and the use of orally ingestible capsules or pills for delivery of other polypeptides.

Recent business developments

Product Candidates

We completed a Phase IIb clinical trial on 180 type 2 diabetic patients that was conducted in 33 sites in the United States. This double-blind, randomized, 28-day clinical trial was conducted under an Investigational New Drug application, or IND, with the U.S. Food and Drug Administration, or FDA. The clinical trial, designed to assess the safety and efficacy of our oral insulin capsule, or ORMD-0801, investigated ORMD-0801 over a longer treatment period and had statistical power to give us greater insight into the drug's efficacy. The trial was initiated in June 2015, was completed during April 2016 and indicated a statistically significant lowering of blood glucose levels relative to placebo across several endpoints. The trial successfully met its primary and most of its secondary and exploratory endpoints for safety and efficacy.

In February 2017, we completed a Phase IIa dose finding clinical trial which was initiated in October 2016. This randomized, double-blind trial was conducted on 32 type 2 adult diabetic patients in order to define the optimal dosing of ORMD-0801 moving forward. We anticipate receiving the clinical study report in the second quarter of calendar year 2017.

In March 2017, we initiated a six month toxicology study for use of our oral insulin capsule for a longer period than previously performed, as preparation for our future Phase III study. We anticipate receiving the results in the third quarter of calendar year 2017.

In September 2013, we submitted a pre-IND package to the FDA for ORMD-0901, our oral exenatide capsule, for a Phase II clinical trial on healthy volunteers and type 2 diabetic patients. In August 2015, we began a non-FDA approved clinical trial on type 2 diabetic patients. The trial was completed during the second quarter of calendar year 2016 and indicated positive results as it showed ORMD-0901 to be safe and well tolerated and also demonstrated encouraging efficacy data. We completed a toxicology study in March 2017 and anticipate receiving the results during the second quarter of calendar year 2017 and expect to file an IND and move directly into a pharmacokinetics study followed by a large Phase II trial in the United States.

The table below gives an overview of our product pipeline (calendar quarters):

		Phase I	Phase II	Phase III	Timeline
ORMD-0801 oral insulin	Type 2 diabetes				Q1 '14: Phase IIa completed Q2 '16: Phase IIb multi-center study completed Q1 '17: Phase IIa - dose finding study completed
	Type 1 diabetes				Q3 '14: Phase IIa study completed
ORMD-0901 oral GLP-1	Type 2 diabetes				Q2 '16: Phase Ib ex-US study completed Q1 '17: Toxicology study completed Q3 '17: Clinical study projected initiation

Out-Licensed Technology

On November 30, 2015, we, our Israeli subsidiary and HTIT entered into a Technology License Agreement, and on December 21, 2015 these parties entered into an Amended and Restated Technology License Agreement that was further amended by these parties on June 3, 2016 and July 24, 2016, or the License Agreement. According to the License Agreement, we granted HTIT an exclusive commercialization license in the territory of the People's Republic of China, Macau and Hong Kong, or the Territory, related to our oral insulin capsule, ORMD-0801, or the Product. Pursuant to the License Agreement, HTIT will conduct, at its own expense, certain pre-commercialization and regulatory activities with respect to our technology and ORMD-0801 capsule, and will pay (i) royalties of 10% on net sales of the related commercialized products to be sold by HTIT in the Territory, or Royalties, and (ii) an aggregate of approximately $37.5 million, of which $3 million is payable immediately, $8 million will be paid subject to our entry into certain agreements with certain third parties, and $26.5 million will be payable upon achievement of certain milestones and conditions. In the event that we will not meet certain conditions, the Royalties rate may be reduced to a minimum of 8%. Following the final expiration of our patents covering the technology in the Territory in 2033, the Royalties rate may be reduced, under certain circumstances, to 5%. The royalty payment obligation shall apply during the period of time beginning upon the first commercial sale of the Product in the Territory, and ending upon the later of (i) the final expiration of the last-to-expire licensed patent in the Territory and (ii) 15 years after the first commercial sale of the Product in the Territory, or the Royalty Term. The License Agreement shall remain in effect until the expiration of the Royalty Term. The License Agreement contains customary termination provisions. The initial payment of $3 million was received in January 2016. Following achievement of certain milestones, the second and third milestone payments of $6.5 million and $4 million, respectively, were received in July 2016, and the fourth milestone payment of $4 million was received in October 2016.

On November 30, 2015, we also entered into a separate Stock Purchase Agreement with HTIT, or the SPA, , pursuant to which, in December 2015, we issued to HTIT 1,155,367 shares of our common stock for total consideration of $12 million.  In connection with the License Agreement and the SPA, we received a non-refundable payment of $500,000 as a no-shop fee.

Results of Operations

Comparison of six and three month periods ended February 28, 2017 and February 29, 2016

The following table summarizes certain statements of operations data of the Company for the six and three month periods ended February 28, 2017 and February 29, 2016 (in thousands of dollars except share and per share data):

	Six months ended		Three months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Revenues	$(1,221)	$(125)	$(611)	$(125)
Cost of revenues	187	4	-	4
Research and development expenses	5,478	3,204	3,125	1,303
General and administrative expenses	1,319	1,278	851	730
Financial income, net	(344)	(153)	(182)	(94)
Taxes on income	400	-	-
Net loss for the period	$5,819	$4,208	$3,183	$1,818
Loss per common share - basic and diluted	$(0.44)	$(0.35)	$(0.24)	$(0.14)
Weighted average common shares outstanding	13,242,676	12,112,771	13,279,788	12,652,733

Revenues

Revenues consist of proceeds related to the License Agreement that are recognized over the period from which we are entitled to each milestone payment through June 2023.

During 2016 and the first quarter of 2017, we received milestone payments in the amount of $17,500,000, resulting in an increase in the reported revenues as follows:

Revenues for the six month period ended February 28, 2017 increased by 877% to $1,221,000 from $125,000 for the six month period ended February 29, 2016.

Revenues for the three month period ended February 28, 2017 increased by 389% to $611,000 from $125,000 for the three month period ended February 29, 2016.

Cost of revenues

Cost of revenues consists of royalties related to the License Agreement that will be paid over the term of the License Agreement in accordance with the revenue recognition accounting policy and the Israeli Law for the Encouragement of Industrial Research and Development, 1984, as amended.

Cost of revenues for the six month period ended February 28, 2017 increased  to $187,000 from $4,000 for the six month period ended February 29, 2016. The increase is attributable to additional milestone payments received during the period in connection with the License Agreement.

No cost of revenues was recognized during the three month period ended February 28, 2017 compared to cost of revenues of $4,000 for the three month period ended February 29, 2016. The decrease is due to no additional milestone payments having been received during the three month period ended February 28, 2017.

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

Clinical trial and pre-clinical trial expenses include regulatory and scientific consultants' compensation and fees, research expenses, purchase of materials, cost of manufacturing of the oral insulin and exenatide capsules, payments for patient recruitment and treatment, as well as salaries and related expenses of research and development staff.

Research and development expenses for the six month period ended February 28, 2017 increased by 71% to $5,478,000, from $3,204,000 for the six month period ended February 29, 2016. The increase is mainly attributable to expenses related to process development and production of our capsules and the required ingredients, as well as progress in toxicology studies, and is partially offset by a decrease in clinical trials due to completion of our Phase IIb clinical trial. Stock-based compensation costs for the six month period ended February 28, 2017 totaled $308,000, as compared to $250,000 during the six month period ended February 29, 2016. The increase is mainly attributable to RSUs granted to employees in November 2016 and is partially offset by a decrease due to the progress in amortization of awards granted in prior periods.

Research and development expenses for the three month period ended February 28, 2017 increased by 140% to $3,125,000, from $1,303,000 for the three month period ended February 29, 2016. The increase is mainly attributable to expenses related to process development and production of our capsules and the required ingredients as well as to progress in toxicology studies and is partially offset by a decrease in clinical trials due to completion of our Phase IIb clinical trial. Stock-based compensation costs for the three month period ended February 28, 2017 totaled $172,000, as compared to $66,000 during the three month period ended February 29, 2016. The increase is mainly attributable to restricted stock units granted to employees in November 2016 and is partially offset by a decrease due to the progress in amortization of awards granted in prior periods.

Government grants

In the six month periods ended February 28, 2017 and February 29, 2016, we did not recognize any research and development grants. As of February 28, 2017, we incurred liabilities to pay royalties to the Israel Innovation Authority of the Israeli Ministry of Economy & Industry of $606,000.

General and administrative expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, traveling, business development costs, insurance expenses and other general costs.

General and administrative expenses for the six month period ended February 28, 2017 increased by 3.2% to $1,319,000 from $1,278,000 for the six month period ended February 29, 2016. The increase in costs related to general and administrative activities during the six month period ended February 28, 2017 is mainly due to an increase in salaries and consulting expenses and is partially offset by a decrease in stock-based compensation costs. Stock-based compensation costs for the six month period ended February 28, 2017 totaled $185,000, as compared to $235,000 during the six month period ended February 29, 2016. The decrease is mainly attributable to the progress in amortization of awards granted in prior periods and is partially offset by an increase due to awards granted to directors and employees during the period.

General and administrative expenses for the three month period ended February 28, 2017 increased by 16.6% to $851,000 from $730,000 for the three month period ended February 29, 2016. The increase in costs related to general and administrative activities during the three month period ended February 28, 2017 is mainly attributable to an increase in stock-based compensation costs and consulting expenses. Stock-based compensation costs for the three month period ended February 28, 2017 totaled $163,000, as compared to $99,000 during the three month period ended February 29, 2016. The increase is mainly attributable to awards granted to directors and employees in the period and is partially offset by a decrease due to the progress in amortization of awards granted in prior periods.

Financial income, net

Net financial income increased by 124.8% from net income of $153,000 for the six month period ended February 29, 2016 to net income of $344,000 for the six month period ended February 28, 2017. The increase is mainly attributable  to an increase in income from bank deposits and held to maturity bonds as a result of the increase in cash and investment balances.

During the three month period ended February 28, 2017, net financial income increased by 93.6% to $182,000 from $94,000 for the three month period ended February 29, 2016.  This increase is mainly attributable to an increase in income from bank deposits and held to maturity bonds as a result of the increase in cash and investment balances.

Taxes on income

We had taxes on income of $400,000 for the six month period ended February 28, 2017 as compared to no taxes on income for the six month period ended February 29, 2016. The increase is due to withholding tax deducted from revenues received from the License Agreement, since according to the Company's estimations, the withholding tax is not expected to be utilized in the next five years. No taxes on income were recognized for the three month periods ended February 28, 2017 and February 29, 2016.

Other comprehensive income

Unrealized gains on available for sale securities for the six month period ended February 28, 2017 of $105,000, compared to losses of $328,000 for the six month period ended February 29, 2016, resulted from the increase in fair value of the ordinary shares of D.N.A Biomedical Solutions Ltd., or D.N.A, that we hold.

Unrealized gains on available for sale securities for the three month periods ended February 28, 2017 and February 29, 2016 of $168,000 and $78,000, respectively, resulted from the increase in fair value of the ordinary shares of D.N.A that we hold.

Liquidity and capital resources

From inception through February 28, 2017, we have incurred losses in an aggregate amount of $51,835,000. During that period we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of $56,054,000, net of transaction costs. During that period, we also received cash consideration of $3,639,000 from the exercise of warrants and options. We will seek to obtain additional financing through similar sources in the future, as needed. As of February 28, 2017, we had $1,452,000 of available cash, $35,559,000 of short-term and long-term bank deposits and $4,630,000 of marketable securities.

Management continues to evaluate various financing alternatives for funding future research and development activities and general and administrative expenses through fundraising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of future third party investments. Based on our current cash resources, including the investment and milestone payments by HTIT, and commitments, we believe we will be able to maintain our current planned development activities and the corresponding level of expenditures for at least the next 12 months and beyond.

As of February 28, 2017, our total current assets were $29,780,000 and our total current liabilities were $4,933,000. On February 28, 2017, we had a working capital surplus of $24,847,000 and an accumulated loss of $51,835,000. As of August 31, 2016, our total current assets were $31,230,000 and our total current liabilities were $3,621,000. On August 31, 2016, we had a working capital surplus of $27,609,000 and an accumulated loss of $46,016,000. The decrease in working capital from August 31, 2016 to February 28, 2017 was primarily due to the investment of a portion of the milestone payments received in accordance with the License Agreement in long-term marketable securities and due to the cash used in operating activities.

During the six month period ended February 28, 2017, cash and cash equivalents decreased to $1,452,000 from the $3,907,000 reported as of August 31, 2016, which is due to the reasons described below.

Operating activities used cash of $1,427,000 in the six month period ended February 28, 2017, as compared to $77,000 provided in the six month period ended February 29, 2016. Cash used in operating activities in the six month period ended February 28, 2017 primarily consisted of net loss resulting from research and development and general and administrative expenses, partially offset by changes in deferred revenues due to the License Agreement and changes in accounts payable and accrued expenses, while cash provided by operating activities in the six month period ended February 29, 2016 primarily consisted of deferred revenues and stock-based compensation amounts, partially offset by net loss resulting from research and development and general and administrative expenses.

Investing activities used cash of $1,349,000 in the six month period ended February 28, 2017, as compared to $11,942,000 used in the six month period ended February 29, 2016. Cash used in investing activities in the six month period ended February 28, 2017 consisted primarily of the purchase of marketable securities, while cash used in investing activities in the six month period ended February 29, 2016 consisted primarily of the purchase of short-term and long-term bank deposits, as well as the purchase of marketable securities.

Financing activities provided cash of $320,000 in the six month period ended February 28, 2017, as compared to $11,880,000 that were provided in the six month period ended February 29, 2016. Financing activities in the six month period ended February 28, 2017 consisted of proceeds from the exercise of options while financing activities in the six month period ended February 29, 2016 consisted of proceeds from our issuance of common stock and proceeds from exercise of warrants and options.

Off-balance sheet arrangements

As of February 28, 2017, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our significant accounting policies are described in the notes to the consolidated financial statements as of August 31, 2016 included in our Annual Report.

Planned Expenditures

We invest heavily in research and development, and we expect that in the upcoming years our research and development expenses will continue to be our major operating expense.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the three month period ended February 28, 2017. For a discussion of our exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in our Annual Report.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 1, 2017, we issued 2,500 shares of our common stock to Corporate Profile, LLC, or Corporate Profile, in payment of a portion of the consulting fee for investor relations services owed to Corporate Profile pursuant to a Letter Agreement and a Stock Purchase Agreement, dated May 18, 2016 between us and Corporate Profile. We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6 - EXHIBITS

Number	Exhibit
10.1*	Representative Form of Indemnification Agreement between Oramed Pharmaceuticals Inc. and each of its directors and officers.
10.2	Consulting Agreement, dated March 20, 2017, between Oramed Ltd. and Ronald Law (incorporated by reference from our current report on Form 8-K filed March 21, 2017).
10.3*	Amendment No. 1 to At-The-Market Issuance Sales Agreement, dated April 5, 2017, among FBR Capital Markets & Co., MLV & Co. LLC and Oramed Pharmaceuticals Inc.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.1*
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

___________________

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Date: April 5, 2017	By:	/s/ Nadav Kidron
Nadav Kidron
President and Chief Executive Officer

Date: April 5, 2017	By:	/s/ Yifat Zommer
Yifat Zommer
Chief Financial Officer
(principal financial and accounting officer)

