Form 10-Q
period 2017-11-30
ORAMED PHARMACEUTICALS INC.
filed 2018-01-11
CIK 1176309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

Yes ☐       No ☒

As of January 10, 2018, there were 14,370,930 shares of the issuer’s common stock, $0.012 par value per share, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and the “Company” mean Oramed Pharmaceuticals Inc. and our wholly-owned Israeli subsidiary, Oramed Ltd., unless otherwise indicated.  All dollar amounts refer to U.S. Dollars unless otherwise indicated.

On November 30, 2017, the exchange rate between the New Israeli Shekel, or NIS, and the dollar, as quoted by the Bank of Israel, was NIS 3.499 to $1.00. Unless indicated otherwise by the context, statements in this Quarterly Report on Form 10-Q that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2017

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Balance sheets	2
Statements of comprehensive loss	3
Statement of changes in stockholders’ equity	4
Statements of cash flows	5
Notes to financial statements	6-16

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	November 30,	August 31,
	2017	2017
Assets
CURRENT ASSETS:
Cash and cash equivalents	$1,258	$3,969
Short-term deposits	14,992	13,293
Marketable securities	2,722	2,860
Restricted cash	-	16
Prepaid expenses and other current assets	163	159
Total current assets	19,135	20,297

LONG-TERM ASSETS:
Long-term deposits and investment	17,780	16,232
Marketable securities	4,598	2,151
Amounts funded in respect of employee rights upon retirement	14	14
Property and equipment, net	17	18
Total long-term assets	22,409	18,415
Total assets	$41,544	$38,712

Liabilities and stockholders’ equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,599	$2,716
Deferred revenues	2,449	2,449
Payable to related parties	76	-
Total current liabilities	5,124	5,165

LONG-TERM LIABILITIES:
Deferred revenues	13,226	13,837
Employee rights upon retirement	19	18
Provision for uncertain tax position	11	11
Other liabilities	423	443
Total long-term liabilities	13,679	14,309

COMMITMENTS (note 2)

STOCKHOLDERS’ EQUITY:
Common stock, $0.012 par value (30,000,000 authorized shares; 14,307,890 and 13,668,530 shares issued and outstanding as of November 30, 2017 and August 31, 2017, respectively)	170	163
Additional paid-in capital	80,871	75,170
Accumulated other comprehensive income	727	401
Accumulated loss	(59,027)	(56,496)
Total stockholders’ equity	22,741	19,238
Total liabilities and stockholders’ equity	$41,544	$38,712

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	Three months ended
	November 30,	November 30,
	2017	2016

REVENUES	$611	$610
COST OF REVENUES	-	187
RESEARCH AND DEVELOPMENT EXPENSES, NET	2,327	2,353
GENERAL AND ADMINISTRATIVE EXPENSES	1,016	468
OPERATING LOSS	2,732	2,398
FINANCIAL INCOME	222	186
FINANCIAL EXPENSES	21	24
LOSS BEFORE TAXES ON INCOME	2,531	2,236
TAXES ON INCOME	-	400
NET LOSS FOR THE PERIOD	$2,531	$2,636

UNREALIZED LOSS (GAIN) ON AVAILABLE FOR SALE SECURITIES	(326)	63
TOTAL OTHER COMPREHENSIVE LOSS (GAIN)	(326)	63
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	$2,205	$2,699

LOSS PER SHARE OF COMMON STOCK:
BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	$0.18	$0.20
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	14,239,346	13,205,971

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands (except share data)

(UNAUDITED)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	$	capital	income	loss	equity
	In thousands
BALANCE AS OF AUGUST 31, 2017	13,668	$163	$75,170	$401	$(56,496)	$19,238
CHANGES DURING THE THREE-MONTH PERIOD ENDED NOVEMBER 30, 2017:
SHARES ISSUED FOR SERVICES	3	*	24	-	-	24
ISSUANCE OF COMMON STOCK, NET	454	5	4,225	-	-	4,230
EXERCISE OF WARRANTS AND OPTIONS	178	2	928	-	-	930
STOCK-BASED COMPENSATION	5	*	524	-	-	524
NET LOSS	-	-	-	-	(2,531)	(2,531)
OTHER COMPREHENSIVE INCOME	-	-	-	326	-	326
BALANCE AS OF NOVEMBER 30, 2017	14,308	$170	$80,871	$727	$(59,027)	$22,741

*    Represents an amount of less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(UNAUDITED)

	Three months ended
	November 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,531)	$(2,636)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1	1
Exchange differences and interest on deposits and held to maturity bonds	(71)	(112)
Stock-based compensation	524	158
Shares issued for services	24	17
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4)	(232)
Accounts payable, accrued expenses and related parties	(41)	825
Deferred revenues	(611)	3,366
Liability for employee rights upon retirement	1	-
Other liabilities	(20)	111
Total net cash provided by (used in) operating activities	(2,728)	1,498
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term deposits	(2,039)	(1,000)
Purchase of long-term deposits	(3,540)	(3,000)
Purchase of held to maturity securities	(2,879)	(1,056)
Proceeds from sale of short-term deposits	2,455	1,320
Proceeds from maturity of held to maturity securities	857	300
Total net cash used in investing activities	(5,146)	(3,436)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	4,230	-
Proceeds from exercise of warrants and options	930	320
Total net cash provided by financing activities	5,160	320
EFFECT OF EXCHANGE RATE CHANGES ON CASH	3	1
DECREASE IN CASH AND CASH EQUIVALENTS	(2,711)	(1,617)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,969	3,907
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,258	$2,290

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS -
Interest received	$133	$56

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

Amounts that were allocated to the License Agreement as of November 30, 2017 aggregated $19,383, all of which were received through the balance sheet date. Through November 30, 2017, the Company recognized revenue in the amount of $3,708, and deferred the remaining amount of $15,675.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

The following table summarizes the movement in deferred revenues balances for the three-month period ended November 30, 2017 and the year ended August 31, 2017:

	Three months ended November 30,	Year ended August 31,
	2017	2017

Deferred revenue at the beginning of period	$16,286	$14,766
Amounts received	-	4,000
Amounts due to the Company	-	(24)
Revenue recognized	(611)	(2,456)
Deferred revenue at the end of period	15,675	16,286
Less – current deferred revenue portion	(2,449)	(2,449)
Non-current deferred revenue portion	$13,226	$13,837

2)	Development and liquidity risks

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

Basic and diluted net loss per common share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding for each period. Outstanding stock options, warrants and restricted stock units (“RSUs”) have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for all periods presented. The total number of common stock options, warrants and RSUs excluded from the calculation of diluted net loss was 1,424,029 and 2,470,494 for the three-month periods ended November 30, 2017 and 2016, respectively.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

a.	Condensed Consolidated Financial Statements Preparation

The condensed consolidated financial statements included herein have been prepared in accordance with U.S. GAAP and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017 (the “2017 Form 10-K”). These condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair statement of the results of the periods presented. Certain information and disclosures normally included in annual consolidated financial statements have been omitted in this interim period report pursuant to the rules and regulations of the Securities and Exchange Commission. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by U.S. GAAP for annual financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the 2017 Form 10-K. The results for interim periods are not necessarily indicative of a full fiscal year’s results.

b.	Newly issued and recently adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606) “Revenue from Contracts with Customers” that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle of this ASU is that an entity will recognize revenue upon the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective in annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company will implement the guidance for the annual period ending on August 31, 2019. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

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

As part of this agreement, the Subsidiary entered into a patent transfer agreement according to which the Subsidiary assigned to Entera all of its right, title and interest in and to the patent application that it has licensed to Entera since August 2010. Under this agreement, the Subsidiary is entitled to receive from Entera royalties of 3% of Entera’s net revenues (as defined in the agreement) and a license back of that patent application for use in respect of diabetes and influenza. As of November 30, 2017, Entera had not yet realized any revenues and had not paid any royalties to the Subsidiary.

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

The annual lease payment is New Israeli Shekel (“NIS”) 119,000 ($34) from October 2016 through September 2018 and NIS 132,000 ($38) from October 2018 through September 2021, and is linked to the increase in the Israeli consumer price index (“CPI”) (as of November 30, 2017, the future lease payments until the expiration of the lease agreement will be $142, based on the exchange rate as of November 30, 2017).

As security for its obligation under this lease agreement, the Company provided a bank guarantee in an amount equal to three monthly lease payments.

c.	On March 3, 2016, the Subsidiary entered into an agreement with a vendor for process development and production of its capsules and on November 24, 2016, April 3, 2017 and July 10, 2017 into amendments to such agreement in an amount of up to Swiss Franc (“CHF”) 1,000,000 ($1,014), CHF 665,000 ($675) of which was recognized through November 30, 2017.

d.	On May 11, 2016, the Subsidiary entered into a Master Service Agreement with a vendor to retain its services for a pre-clinical toxicology trial for an oral GLP-1 analog capsule for type 2 diabetes patients. As consideration for its services, the Subsidiary will pay the vendor a total amount of $1,283 during the term of the engagement and based on achievement of certain milestones, of which $1,266 was recognized through November 30, 2017.

e.	On June 13, 2016, the Subsidiary entered into a four-year service agreement with a third party and on December 19, 2016, this agreement and all of the third party rights and obligations thereunder were assigned to another third party. This agreement is required by the License Agreement as described in note 1 and will support the Company’s research and development. The Subsidiary is obligated to pay the third party a total amount of up to €2,360,000 ($2,722), of which €962,400 ($1,067) was recognized in research and development through November 30, 2017.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 2 - COMMITMENTS (continued):

f.	On July 24, 2016, the Subsidiary entered into a General Technical Agreement with a vendor for the scale-up process development and production of one of its oral capsule ingredients in the amount of $4,300 that will be paid over the term of the engagement and based on the achievement of certain development milestones, $3,980 of which were recognized in research and development through November 30, 2017. This agreement is part of the requirements of the License Agreement as described in note 1.

g.	On February 21, 2017, the Subsidiary entered into an agreement with a vendor to retain its services for a pre-clinical toxicology trial for an oral insulin capsule for type 2 and type 1 diabetes patients. As consideration for its services, the Subsidiary will pay the vendor a total of up to $952 during the term of the engagement and based on achievement of certain milestones, of which $691 was recognized through November 30, 2017.

h.	On May 3, 2017, the Company entered into a consulting agreement with a third party advisor for a period of one year, pursuant to which such advisor will provide investor relations services and will be entitled to receive a monthly cash fee and 10,000 shares of the Company’s common stock that will be issued in four equal quarterly installments commencing August 1, 2017. As of November 30, 2017, the Company had issued to such advisor 5,000 shares. The fair value of the shares at the grant date was $44.

i.	On June 5, 2017, the Subsidiary entered into a clinical research agreement with a vendor, for the conduct of its clamp clinical trial for an oral insulin capsule for type 1 diabetes patients. As consideration for its services, the Subsidiary will pay the vendor a total amount of $958 during the term of the engagement and based on achievement of certain milestones, $160 of which was recognized through November 30, 2017.

j.	Grants from the Bio-Jerusalem Fund (“Bio-Jerusalem”)

The Subsidiary is committed to pay royalties to Bio-Jerusalem on proceeds from future sales at a rate of 4% and up to 100% of the amount of the grant received (Israeli CPI linked) at the total amount of $65. The Company received no grants from Bio-Jerusalem since fiscal year 2013.

Through November 30, 2017, total milestone payments received which are related to the funded project aggregated $17,500 and all related royalty expenses were recognized in cost of revenues in prior periods.

k.	Grants from the Israel Innovation Authority (“IIA”)

Under the terms of the Company’s funding from the IIA, royalties of 3.5% are payable on sales of products developed from a project so funded, up to a maximum amount equaling 100%-150% of the grants received (dollar linked) with the addition of interest at an annual rate based on LIBOR.

At the time the grants were received, successful development of the related projects was not assured.

The total amount that was received through November 30, 2017 was $2,194.

Through November 30, 2017, total milestone payments received which are related to the funded project aggregated $17,500. The royalty expenses were recognized in cost of revenues in prior periods and will be paid over the term of the License Agreement in accordance with the revenue recognized from the related project.

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

As of November 30, 2017, the assets or liabilities measured at fair value are comprised of available for sale equity securities (Level 1).

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.

As of November 30, 2017, the carrying amount of cash and cash equivalents, short-term deposits and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term maturities of these instruments.

As of November 30, 2017, the carrying amount of long-term deposits approximates their fair values due to the stated interest rates which approximate market rates.

The fair value of held to maturity bonds as presented in note 4 was based on a Level 1 measurement.

The amounts funded in respect of employee rights are stated at cash surrender value which approximates its fair value.

There were no Level 3 items for the three-month periods ended November 30, 2017 and 2016.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - MARKETABLE SECURITIES:

The Company’s marketable securities include investments in equity securities of D.N.A and in held to maturity bonds.

a.	Composition:

	November 30, 2017	August 31, 2017
Short-term:
D.N.A (see b below)	$1,322	$996
Held to maturity bonds (see c below)	1,400	1,864
	$2,722	$2,860
Long-term:
Held to maturity bonds (see c below)	$4,598	$2,151

b.	D.N.A

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

As of November 30, 2017, the Company owns approximately 6.9% of D.N.A’s outstanding ordinary shares.

The cost of the securities as of November 30, 2017 and August 31, 2017 is $595.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - MARKETABLE SECURITIES (continued):

c.	Held to maturity securities

The amortized cost and estimated fair value of held-to-maturity securities as of November 30, 2017, are as follows:

	November 30, 2017
	Amortized cost	Gross unrealized losses	Estimated fair value
Short-term:
Commercial bonds	$1,359	$(2)	$1,357
Accrued interest	41	-	41

Long-term	4,598	(27)	4,571
	$5,998	$(29)	$5,969

As of November 30, 2017, the contractual maturities of debt securities classified as held-to-maturity are as follows: after one year through two years, $4,598, and the yield to maturity rates vary between 1.40% to 1.90%.

The amortized cost and estimated fair value of held-to-maturity securities as of August 31, 2017, are as follows:

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

Held to maturity securities which will mature during the 12 months from the balance sheet date are included in short-term marketable securities. Held to maturity securities with maturity dates of more than one year are considered long-term marketable securities.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 5 - LONG-TERM DEPOSITS AND INVESTMENTS:

Composition:

	November 30,	August 31,
	2017	2017

Bank deposits (1)	$17,778	$16,230
Lease car deposits	1	1
Investment	1	1
	$17,780	$16,232

(1)	Represents U.S. dollar bank deposits which carry fixed annual interest rates between 2.15% to 2.56%, with maturities of more than one year from the date of the condensed consolidated balance sheet. The latest maturity date is during the year ending August 31, 2020.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Composition:

	November 30,	August 31,
	2017	2017

Accounts payable	$1,582	$571
Payroll and related accruals	54	97
Institutions	24	228
Accrued liabilities	645	1,593
Other	294	227
	$2,599	$2,716

NOTE 7 - STOCKHOLDERS’ EQUITY:

On April 2, 2015, the Company entered into an At The Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc., as successor to FBR Capital Markets & Co. (“FBR”), as amended, pursuant to which the Company may, from time to time and at its option, issue and sell shares of its common stock having an aggregate offering price of up to $25,000 through FBR as its sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to the Company’s effective shelf registration statement on Form S-3 including a prospectus dated February 2, 2017, as supplemented by a prospectus supplement dated April 5, 2017. The Company will pay FBR a commission of 3.0% of the gross proceeds of the sale of any shares sold through FBR. As of November 30, 2017, 456,889 shares were sold under the Sales Agreement for aggregate net proceeds of $4,256 and an additional 50,000 shares were subsequently sold during December 2017 for aggregate net proceeds of $441.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 8 - RELATED PARTIES - TRANSACTIONS:

On July 1, 2008, the Subsidiary entered into two consulting agreements with KNRY Ltd. (“KNRY”), an Israeli company owned by the Chief Scientific Officer (the “CSO”), whereby the Chief Executive Officer (the “CEO”) and the CSO, through KNRY, provide services to the Company (the “Consulting Agreements”). The Consulting Agreements are both terminable by either party upon 140 days prior written notice. The Consulting Agreements, as amended, provide that KNRY will be reimbursed for reasonable expenses incurred in connection with performance of the Consulting Agreements and that the monthly consulting fee paid to the CEO and the CSO is NIS 127,570 ($35) and NIS 80,454 ($22), respectively.

In addition to the Consulting Agreement, based on a relocation cost analysis prepared by consulting company ORI - Organizational Resources International Ltd., the Company pays for certain direct costs and expenses incurred in connection with the relocation of the CEO to New York, up to an aggregate yearly amount of $332.

NOTE 9 - SUBSEQUENT EVENT:

a.	On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”), which among other changes reduces the federal corporate tax rate to 21%. The Company is currently evaluating the impact of the TCJA on its consolidated financial statements.

b.	On December 18, 2017, the Subsidiary entered into an agreement with a vendor for the process development and production of one of its oral capsule ingredients in the amount of $2,900.

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017, or our Annual Report, as filed with the Securities and Exchange Commission, or the SEC, on November 29, 2017, as well as those discussed elsewhere in our Annual Report and this Quarterly Report on Form 10-Q and expressed from time to time in our other filings with the SEC.  In addition, historic results of scientific research, clinical and preclinical trials do not guarantee that the conclusions of future research or trials would not suggest different conclusions. Also, historic results referred to in this Quarterly Report on Form 10-Q could be interpreted differently in light of additional research, clinical and preclinical trials results. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report on Form 10-Q which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Overview of Operations

We are a pharmaceutical company currently engaged in the research and development of innovative pharmaceutical solutions, including an oral insulin capsule to be used for the treatment of individuals with diabetes, and the use of orally ingestible capsules or pills for delivery of other polypeptides.

Recent business developments

Product Candidates

Orally Ingestible Insulin

In August 2017, we had a call with the U.S. Food and Drug Administration, or FDA, regarding our proprietary flagship product, an orally ingestible insulin capsule, or ORMD-0801. During the call, the FDA advised that the regulatory pathway for the submission of ORMD-0801 would be a Biologics License Application. If approved, such a pathway would grant us 12 years of marketing exclusivity for ORMD-0801, from the approval date, and an additional six months of exclusivity may be granted if the product also receives approval for use in pediatric patients. The FDA confirmed that the approach to nonclinical toxicology, chemistry manufacturing controls and qualification of excipients would be driven by their published guidance documents. We plan to initiate in the first quarter of calendar year 2018 a three-month dose-ranging clinical trial on approximately 240 type 2 diabetic patients to assess the safety and evaluate the effect of ORMD-0801 on HbA1c, the main FDA registrational endpoint and a clamp study on six type 1 diabetic patients.

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

In April 2016, we completed a Phase IIb clinical trial on 180 type 2 adult diabetic patients that was initiated in June 2015 and conducted in 33 sites in the United States. This double-blind, randomized, 28-day dosing clinical trial was conducted under an Investigational New Drug application, or IND, with the FDA. The clinical trial, designed to assess the safety and efficacy of our ORMD-0801, investigated ORMD-0801 over a 28 day treatment period and had statistical power to give us greater insight into the drug’s efficacy. The trial indicated a statistically significant lowering of blood glucose levels versus placebo across several endpoints, with no serious or severe adverse issues related to the drug. The trial successfully met all of its primary and most of its secondary and exploratory endpoints for both safety and efficacy.

Should our Phase IIb three-month dose-ranging clinical trial successfully meet its primary endpoints, we anticipate initiating two six-month Phase III clinical trials on both type 1 and type 2 diabetic patients, following which we expect to file a New Drug Application with a potential FDA approval by the third quarter of calendar year 2023.

GLP-1 Analog

In September 2013, we submitted a pre-IND package to the FDA for ORMD-0901, our oral exenatide capsule, for a Phase II clinical trial on healthy volunteers and type 2 diabetic patients. In August 2015, we began a non-FDA clinical trial outside of the United States on type 2 diabetic patients. The trial was completed during the second quarter of calendar year 2016 and indicated positive results as it showed ORMD-0901 to be safe and well tolerated and demonstrated encouraging efficacy data. We completed a three-month pre-clinical toxicology study in March 2017 and the final report will be submitted to the FDA with our IND. We expect to file an IND during the first quarter of calendar year 2018 and move directly into a small pharmacokinetics study on healthy volunteers followed by a large Phase II trial on type 2 diabetic patients which will be conducted in the United States under an IND.

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

In November 2017, Israel’s Ministry of Health approved us to initiate an exploratory clinical study of our oral insulin capsule, ORMD-0801, in patients with nonalcoholic steatohepatitis (NASH). The proposed three-month treatment study will assess the effectiveness of ORMD-0801 in reducing liver fat content, inflammation and fibrosis in patients with NASH. We expect to initiate the study in calendar year 2018 and complete it during calendar year 2019.

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

Out-Licensed Technology

On November 30, 2015, we, our Israeli subsidiary and HTIT entered into a Technology License Agreement, and on December 21, 2015 these parties entered into an Amended and Restated Technology License Agreement that was further amended by the parties on June 3, 2016 and July 24, 2016, or the License Agreement. According to the License Agreement, we granted HTIT an exclusive commercialization license in the territory of the People’s Republic of China, Macau and Hong Kong, or the Territory, related to our oral insulin capsule, ORMD-0801, or the Product. Pursuant to the License Agreement, HTIT will conduct, at its own expense, certain pre-commercialization and regulatory activities with respect to our technology and ORMD-0801 capsule, and will pay (i) royalties of 10% on net sales of the related commercialized products to be sold by HTIT in the Territory, or Royalties, and (ii) an aggregate of $37.5 million, of which $3 million is payable immediately, $8 million will be paid subject to our entry into certain agreements with certain third parties, and $26.5 million will be payable upon achievement of certain milestones and conditions. In the event that we will not meet certain conditions, the Royalties rate may be reduced to a minimum of 8%. Following the final expiration of our patents covering the technology in the Territory in 2033, the Royalties rate may be reduced, under certain circumstances, to 5%. The royalty payment obligation shall apply during the period of time beginning upon the first commercial sale of the Product in the Territory, and ending upon the later of (i) the final expiration of the last-to-expire licensed patent in the Territory and (ii) 15 years after the first commercial sale of the Product in the Territory, or the Royalty Term. The License Agreement shall remain in effect until the expiration of the Royalty Term. The License Agreement contains customary termination provisions. The initial payment of $3 million was received in January 2016. Following the achievement of certain milestones, the second and third milestone payments of $6.5 million and $4 million, respectively, were received in July 2016, and the fourth milestone payment of $4 million was received in October 2016.

On November 30, 2015, we also entered into a separate Securities Purchase Agreement with HTIT, or the SPA, pursuant to which, in December 2015, we issued to HTIT 1,155,367 shares of our common stock for total consideration of $12 million. In connection with the License Agreement and the SPA, we received a non-refundable payment of $500,000 as a no-shop fee.

Results of Operations

Comparison of three month periods ended November 30, 2017 and 2016

The following table summarizes certain statements of operations data of the Company for the three month periods ended November 30, 2017 and 2016 (in thousands of dollars except share and per share data):

	Three months ended
	November 30,
	2017	2016

Revenues	$611	$610
Cost of revenues	-	187
Research and development expenses	2,327	2,353
General and administrative expenses	1,016	468
Financial income, net	201	162
Taxes on income	-	400
Net loss for the period	$2,531	$2,636
Loss per common share - basic and diluted	$0.18	$0.20
Weighted average common shares outstanding	14,239,346	13,205,971

Revenues

Revenues consist of proceeds related to the License Agreement that are recognized over the term of the License Agreement through June 2023.

Revenues for the three month period ended November 30, 2017 totaled $611,000, consistent with $610,000 for the three month period ended November 30, 2016.

Cost of revenues

Cost of revenues consists of royalties related to the License Agreement that will be paid over the term of the License Agreement in accordance with revenue recognition accounting and the Law for the Encouragement of Industrial Research, Development and Technological Innovation, 1984, as amended, including any regulations or tracks promulgated thereunder.

No cost of revenues was recognized during the three month period ended November 30, 2017 compared to cost of revenues of $187,000 for the three month period ended November 30, 2016. The decrease is due to no additional milestone payments having been received during the three month period ended November 30, 2017.

Research and development expenses

Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, employee benefits, costs of materials, supplies, the cost of services provided by outside contractors, including services related to our clinical trials, clinical trial expenses, the full cost of manufacturing drugs for use in research and preclinical development.  All costs associated with research and development are expensed as incurred.

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

Research and development expenses for the three month period ended November 30, 2017 decreased by 1% to $2,327,000, from $2,353,000 for the three month period ended November 30, 2016. The decrease is mainly due to completion of our dose finding clinical trial and is partially offset by an increase in expenses related to progress in toxicology studies and preparations for our Phase IIb three-month clinical trial. Stock-based compensation costs for the three month period ended November 30, 2017 totaled $171,000, as compared to $136,000 during the three month period ended November 30, 2016. The increase is mainly attributable to awards granted to employees and a consultant during fiscal year 2017.

Government grants

In the three month periods ended November 30, 2017 and 2016, we did not recognize any research and development grants. As of November 30, 2017, we incurred liabilities to pay royalties to the Israel Innovation Authority of the Israeli Ministry of Economy & Industry of $533,000.

General and administrative expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, travel expenses, business development costs, insurance expenses and other general costs.

General and administrative expenses for the three month period ended November 30, 2017 increased by 117% to $1,016,000 from $468,000 for the three month period ended November 30, 2016. The increase in costs related to general and administrative activities during the three month period ended November 30, 2017 is mainly attributable to an increase in stock-based compensation costs, consulting and travel expenses related to the relocation of our Chief Executive Officer to New York, where the Company has leased an office since September 2017. Stock-based compensation costs for the three month period ended November 30, 2017 totaled $352,000, as compared to $23,000 during the three month period ended November 30, 2016. The increase is mainly attributable to awards granted to employees and a consultant during fiscal year 2017.

Financial income, net

Net financial income increased by 24% from net income of $162,000 for the three month period ended November 30, 2016 to net income of $201,000 for the three month period ended November 30, 2017. The increase is mainly attributable to an increase in income from bank deposits and held to maturity bonds as a result of an increase in interest rates.

Taxes on income

No taxes on income were recognized for the three month period ended November 30, 2017 as compared to $400,000 for the three month period ended November 30, 2016. The decrease is due to a decrease in withholding tax deducted from milestone payments received related to the License Agreement that resulted from a decrease in such proceeds. The Company estimates that withholding tax will not be utilized in the next five years, and therefore it was deducted.

Other comprehensive income

Unrealized gains on available for sale securities for the three month period ended November 30, 2017 of $326,000, compared to losses of $63,000 for the three month period ended November 30, 2016, resulted from the increase in fair value of the ordinary shares of D.N.A Biomedical Solutions Ltd. that we hold.

Liquidity and capital resources

From inception through November 30, 2017, we have incurred losses in an aggregate amount of $59,027,000. During that period we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of $60,309,000, net of transaction costs. During that period, we also received cash consideration of $5,810,000 from the exercise of warrants and options. We will seek to obtain additional financing through similar sources in the future, as needed. As of November 30, 2017, we had $1,258,000 of available cash, $32,772,000 of short-term and long-term bank deposits and $7,320,000 of marketable securities.

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

As of November 30, 2017, our total current assets were $19,135,000 and our total current liabilities were $5,124,000. On November 30, 2017, we had a working capital surplus of $14,011,000 and an accumulated loss of $59,027,000. As of August 31, 2017, our total current assets were $20,297,000 and our total current liabilities were $5,165,000. On August 31, 2017, we had a working capital surplus of $15,132,000 and an accumulated loss of $56,496,000. The decrease in working capital from August 31, 2017 to November 30, 2017 was primarily due to investment in long-term deposits and marketable securities.

During the three month period ended November 30, 2017, cash and cash equivalents decreased to $1,258,000 from the $3,969,000 reported as of August 31, 2017, which is due to the reasons described below.

Operating activities used cash of $2,728,000 in the three month period ended November 30, 2017, as compared to $1,498,000 provided in the three month period ended November 30, 2016. Cash used in operating activities in the three month period ended November 30, 2017 primarily consisted of net loss resulting from research and development and general and administrative expenses, as well as changes in deferred revenues due to the License Agreement and is partially offset by changes in stock-based compensation, while cash provided by operating activities in the three month period ended November 30, 2016 primarily consisted of changes in deferred revenues and is partially offset by net loss resulting from research and development and general and administrative expenses.

Investing activities used cash of $5,146,000 in the three month period ended November 30, 2017, as compared to $3,436,000 used in the three month period ended November 30, 2016. Cash used in investing activities in the three month periods ended November 30, 2017 and 2016 consisted primarily of the purchase of short-term and long-term bank deposits and marketable securities.

Financing activities provided cash of $5,160,000 in the three month period ended November 30, 2017, as compared to $320,000 that were provided in the three month period ended November 30, 2016. Financing activities in the three month period ended November 30, 2017 consisted of aggregate net proceeds of $4,230,000 from our issuance of 453,919 common stock under an At The Market Issuance Sales Agreement, dated April 2, 2015, or the Sales Agreement, with B. Riley FBR, Inc., as successor to FBR Capital Markets & Co., or FBR, as amended, and proceeds from exercise of warrants and options while financing activities in the three month period ended November 30, 2016 consisted of proceeds from the exercise of options. Pursuant to the Sales Agreement, we may, from time to time and at our option, issue and sell shares of our common stock having an aggregate offering price of up to $25,000,000 through FBR as sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to our effective shelf registration statement on Form S-3 including a prospectus dated February 2, 2017, as supplemented by a prospectus supplement dated April 5, 2017. We will pay FBR a commission of 3.0% of the gross proceeds of the sale of any shares sold through FBR.

Off-balance sheet arrangements

As of November 30, 2017, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Significant Accounting Policies

Our significant accounting policies are described in the notes to the consolidated financial statements as of August 31, 2017 included in our Annual Report.

Planned Expenditures

We invest heavily in research and development, and we expect that in the upcoming years our research and development expenses will continue to be our major operating expense.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the three month period ended November 30, 2017. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 1, 2017, we issued 2,500 shares of our common stock to Corporate Profile, LLC, or Corporate Profile, in payment of a portion of the consulting fee for investor relations services owed to Corporate Profile pursuant to a Stock Purchase Agreement and Letter Agreement, each dated May 3, 2017, between us and Corporate Profile.

On October 24, 2017, we issued 8,750 shares of our common stock to an investor resulting from his exercise of warrants purchased in connection with our 2012 private placement for a total exercise price of $52,500.

On November 14, 2017, we issued 6,399 shares of our common stock to an investor resulting from his exercise of warrants purchased in connection with our 2012 private placement for a total exercise price of $38,394.

We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6 - EXHIBITS

Number	Exhibit
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

___________________

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Date: January 11, 2018	By:	/s/ Nadav Kidron
Nadav Kidron
President and Chief Executive Officer

Date: January 11, 2018	By:	/s/ Hilla Eisenberg
Hilla Eisenberg
Chief Financial Officer
(Principal Financial and Accounting Officer)

