Form 10-Q
period 2018-02-28
ORAMED PHARMACEUTICALS INC.
filed 2018-04-09
CIK 1176309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50298

ORAMED PHARMACEUTICALS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0376008
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

142 W. 57th Street New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

844-967-2633

(Registrant’s Telephone Number, Including Area Code)

Hi-Tech Park 2/4 Givat Ram, PO Box 39098, Jerusalem, Israel 91390
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

Yes ☐    No ☒

As of April 6, 2018, there were 14,442,683 shares of the issuer’s common stock, $0.012 par value per share, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and the “Company” mean Oramed Pharmaceuticals Inc. and our wholly-owned Israeli subsidiary, Oramed Ltd., unless otherwise indicated.  All dollar amounts refer to U.S. Dollars unless otherwise indicated.

On February 28, 2018, the exchange rate between the New Israeli Shekel, or NIS, and the dollar, as quoted by the Bank of Israel, was NIS 3.485 to $1.00. Unless indicated otherwise by the context, statements in this Quarterly Report on Form 10-Q that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2018

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Balance sheets	2
Statements of comprehensive loss	3
Statement of changes in stockholders’ equity	4
Statements of cash flows	5
Notes to financial statements	6-15

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	February 28,	August 31,
	2018	2017
Assets
CURRENT ASSETS:
Cash and cash equivalents	$3,295	$3,969
Short-term deposits	14,379	13,293
Marketable securities	3,229	2,860
Restricted cash	-	16
Prepaid expenses and other current assets	224	159
Total current assets	21,127	20,297

LONG-TERM ASSETS:
Long-term deposits and investment	13,788	16,232
Marketable securities	3,306	2,151
Amounts funded in respect of employee rights upon retirement	15	14
Property and equipment, net	18	18
Total long-term assets	17,127	18,415
Total assets	$38,254	$38,712

Liabilities and stockholders' equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,156	$2,716
Deferred revenues	2,449	2,449
Payable to related parties	113	-
Total current liabilities	4,718	5,165

LONG-TERM LIABILITIES:
Deferred revenues	12,622	13,837
Employee rights upon retirement	19	18
Provision for uncertain tax position	11	11
Other liabilities	404	443
Total long-term liabilities	13,056	14,309

COMMITMENTS (note 2)

STOCKHOLDERS' EQUITY:
Common stock, $0.012 par value (30,000,000 authorized shares; 14,405,892 and 13,668,530 shares issued and outstanding as of February 28, 2018 and August 31, 2017, respectively)	171	163
Additional paid-in capital	81,939	75,170
Accumulated other comprehensive income	313	401
Accumulated loss	(61,943)	(56,496)
Total stockholders' equity	20,480	19,238
Total liabilities and stockholders' equity	$38,254	$38,712

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	Six months ended		Three months ended
	February 28,	February 28,	February 28,	February 28,
	2018	2017	2018	2017
REVENUES	$1,215	$1,221	$604	$611
COST OF REVENUES	-	187	-	-
RESEARCH AND DEVELOPMENT EXPENSES	5,051	5,478	2,724	3,125
GENERAL AND ADMINISTRATIVE EXPENSES	2,007	1,319	991	851
OPERATING LOSS	5,843	5,763	3,111	3,365
FINANCIAL INCOME	439	389	217	203
FINANCIAL EXPENSES	43	45	22	21
LOSS BEFORE TAXES ON INCOME	5,447	5,419	2,916	3,183
TAXES ON INCOME	-	400	-	-
NET LOSS FOR THE PERIOD	5,447	5,819	2,916	3,183
UNREALIZED LOSS (INCOME) ON AVAILABLE FOR SALE SECURITIES	88	(105)	414	(168)
TOTAL OTHER COMPREHENSIVE LOSS (INCOME)	88	(105)	414	(168)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	$5,535	$5,714	$3,330	$3,015
LOSS PER SHARE OF COMMON STOCK:
BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	$0.38	$0.44	$0.20	$0.24
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	14,342,024	13,242,676	14,445,844	13,279,788

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. Dollars in thousands

(UNAUDITED)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	$	capital	income	loss	equity
	In thousands
BALANCE AS OF AUGUST 31, 2017	13,668	$163	$75,170	$401	$(56,496)	$19,238
CHANGES DURING THE SIX-MONTH PERIOD ENDED FEBRUARY 28, 2018:
SHARES ISSUED FOR SERVICES	5	*	43	-	-	43
ISSUANCE OF COMMON STOCK, NET	533	6	4,875	-	-	4,881
EXERCISE OF WARRANTS AND OPTIONS	189	2	995	-	-	997
STOCK-BASED COMPENSATION	11	*	856	-	-	856
NET LOSS	-	-	-	-	(5,447)	(5,447)
OTHER COMPREHENSIVE LOSS	-	-	-	(88)	-	(88)
BALANCE AS OF FEBRUARY 28, 2018	14,406	$171	$81,939	$313	$(61,943)	$20,480

*	Represents an amount of less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(UNAUDITED)

	Six months ended
	February 28,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,447)	$(5,819)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	3	2
Exchange differences and interest on deposits and held to maturity bonds	106	(57)
Stock-based compensation	856	494
Shares issued for services	43	32
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(65)	47
Accounts payable, accrued expenses and related parties	(447)	1,025
Deferred revenues	(1,215)	2,755
Liability for employee rights upon retirement	1	3
Other liabilities	(39)	91
Total net cash used in operating activities	(6,204)	(1,427)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3)	(2)
Purchase of short-term deposits	(4,351)	(1,500)
Purchase of long-term deposits	(5,540)	(9,000)
Purchase of held to maturity securities	(2,879)	(2,090)
Proceeds from sale of short-term deposits	11,216	10,344
Proceeds from maturity of held to maturity securities	1,207	900
Funds in respect of employee rights upon retirement	(1)	(1)
Total net cash used in investing activities	(351)	(1,349)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	4,881	-
Proceeds from exercise of warrants and options	997	320
Total net cash provided by financing activities	5,878	320
EFFECT OF EXCHANGE RATE CHANGES ON CASH	3	1
DECREASE IN CASH AND CASH EQUIVALENTS	(674)	(2,455)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,969	3,907
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,295	$1,452

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS -
Interest received	$457	$288

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

Amounts that were allocated to the License Agreement as of February 28, 2018 aggregated $19,383, all of which were received through the balance sheet date. Through February 28, 2018, the Company recognized revenue in the amount of $4,312, and deferred the remaining amount of $15,071.

The following table sets forth the transactions in deferred revenues balances for the six-month period ended February 28, 2018 and the year ended August 31, 2017:

	Six months ended February 28,	Year ended August 31,
	2018	2017

Deferred revenue at the beginning of period	$16,286	$14,766
Amounts received	-	4,000
Amounts due to the Company	-	(24)
Revenue recognized	(1,215)	(2,456)
Deferred revenue at the end of period	15,071	16,286
Less – current deferred revenue portion	(2,449)	(2,449)
Non-current deferred revenue portion	$12,622	$13,837

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

Basic and diluted net loss per common share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding for each period. Outstanding stock options, warrants and restricted stock units (“RSUs”) have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for all periods presented. The weighted average number of common stock options, warrants and RSUs excluded from the calculation of diluted net loss was 1,406,175 and 2,053,153 for the six-month periods ended February 28, 2018 and 2017, respectively, and 1,388,122 and 1,631,174 for the three-month periods ended February 28, 2018 and 2017, respectively.

c.	Condensed Consolidated Financial Statements Preparation

The condensed consolidated financial statements included herein have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017 (the “2017 Form 10-K”). These condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair statement of the results of the periods presented. Certain information and disclosures normally included in annual consolidated financial statements have been omitted in this interim period report pursuant to the rules and regulations of the Securities and Exchange Commission. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by U.S. GAAP for annual financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the 2017 Form 10-K. The results for interim periods are not necessarily indicative of a full fiscal year’s results.

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

In January 2016, the FASB issued guidance on recognition and measurement of financial assets and financial liabilities (ASU No. 2016-01) that will supersede most current guidance. Changes to the U.S. GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities, is largely unchanged. The classification and measurement guidance will be effective September 1, 2018. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

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

As part of this agreement, the Subsidiary entered into a patent transfer agreement according to which the Subsidiary assigned to Entera all of its right, title and interest in and to the patent application that it has licensed to Entera since August 2010. Under this agreement, the Subsidiary is entitled to receive from Entera royalties of 3% of Entera’s net revenues (as defined in the agreement) and a license back of that patent application for use in respect of diabetes and influenza. As of February 28, 2018, Entera had not yet realized any revenues and had not paid any royalties to the Subsidiary.

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

The annual lease payment is New Israeli Shekel (“NIS”) 119,000 ($34) from October 2016 through September 2018 and NIS 132,000 ($38) from October 2018 through September 2021, and is linked to the increase in the Israeli consumer price index (“CPI”) (as of February 28, 2018, the future lease payments until the expiration of the lease agreement will be $134, based on the exchange rate as of February 28, 2018).

As security for its obligation under this lease agreement, the Company provided a bank guarantee in an amount equal to three monthly lease payments.

c.	On March 3, 2016, the Subsidiary entered into an agreement with a vendor for process development and production of its capsules and on November 24, 2016, April 3, 2017 and July 10, 2017 into amendments to such agreement in an amount of up to Swiss Franc (“CHF”) 1,000,000 ($1,061), CHF 665,000 ($675) of which was recognized through February 28, 2018.

d.	On May 11, 2016, the Subsidiary entered into a Master Service Agreement with a vendor to retain its services for a pre-clinical toxicology trial for an oral GLP-1 analog capsule for type 2 diabetes patients. As consideration for its services, the Subsidiary will pay the vendor a total amount of $1,283 during the term of the engagement and based on achievement of certain milestones, of which $1,275 was recognized through February 28, 2018.

e.	On June 13, 2016, the Subsidiary entered into a four-year service agreement with a third party and on December 19, 2016, this agreement and all of the third party rights and obligations thereunder were assigned to another third party. This agreement is required by the License Agreement as described in note 1 and will support the Company's research and development. The Subsidiary is obligated to pay the third party a total amount of up to €2,360,000 ($2,780), of which €1,187,390 ($1,347) was recognized in research and development through February 28, 2018.

f.	On July 24, 2016, the Subsidiary entered into a General Technical Agreement with a vendor for the scale-up process development and production of one of its oral capsule ingredients in the amount of $4,300 that will be paid over the term of the engagement and based on the achievement of certain development milestones, $3,989 of which were recognized in research and development expenses through February 28, 2018. This agreement is part of the requirements of the License Agreement as described in note 1.

g.	On February 21, 2017, the Subsidiary entered into an agreement with a vendor to retain its services for a pre-clinical toxicology trial for an oral insulin capsule for type 2 and type 1 diabetes patients. As consideration for its services, the Subsidiary will pay the vendor a total of up to $952 during the term of the engagement and based on achievement of certain milestones, of which $786 was recognized through February 28, 2018.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 2 - COMMITMENTS (continued):

h.	On May 3, 2017, the Company entered into a consulting agreement with a third party advisor for a period of one year, pursuant to which such advisor will provide investor relations services and will be entitled to receive a monthly cash fee and 10,000 shares of the Company’s common stock that will be issued in four equal quarterly installments commencing August 1, 2017. As of February 28, 2018, the Company had issued to such advisor 7,500 shares. The fair value of the shares at the grant date was $64.

i.	On June 5, 2017, the Subsidiary entered into a clinical research agreement with a vendor, for the conduct of its clamp clinical trial for an oral insulin capsule for type 1 diabetes patients. As consideration for its services, the Subsidiary will pay the vendor a total amount of $958 during the term of the engagement and based on achievement of certain milestones, $160 of which was recognized through February 28, 2018.

j.	On December 18, 2017, the Subsidiary entered into an agreement with a vendor for the process development and production of one of its oral capsule ingredients in the amount of $2,905 that will be paid over the term of the engagement and based on the achievement of certain development milestones, $109 of which were recognized in research and development expenses through February 28, 2018.

k.	On February 14, 2018, the Subsidiary entered into a Clinical Research Organization Services Agreement with a third party, effective as of November 1, 2017, to retain it as a clinical research organization ("CRO") for the Subsidiary’s three-month dose-ranging clinical trial for its oral insulin capsule for type 2 diabetes patients. As consideration for its services, the Subsidiary will pay the CRO a total amount of approximately $7,030 during the term of the engagement and based on achievement of certain milestones, $547 of which were recognized through February 28, 2018.

l.	Grants from the Bio-Jerusalem Fund (“Bio-Jerusalem”)

The Subsidiary is committed to pay royalties to Bio-Jerusalem on proceeds from future sales at a rate of 4% and up to 100% of the amount of the grant received (Israeli CPI linked) at the total amount of $65. The Company received no grants from Bio-Jerusalem since fiscal year 2013.

As of February 28, 2018, the royalty expenses which are related to the funded project were recognized in cost of revenues in prior periods.

m.	Grants from the Israel Innovation Authority ("IIA")

Under the terms of the Company’s funding from the IIA, royalties of 3.5% are payable on sales of products developed from a project so funded, up to a maximum amount equaling 100%-150% of the grants received (dollar linked) with the addition of interest at an annual rate based on LIBOR.

At the time the grants were received, successful development of the related projects was not assured.

The total amount that was received through February 28, 2018 was $2,194.

As of February 28, 2018, the royalty expenses which are related to the funded project were recognized in cost of revenues in prior periods.

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

As of February 28, 2018, the assets or liabilities measured at fair value are comprised of available for sale equity securities (Level 1).

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.

As of February 28, 2018, the carrying amount of cash equivalents, short-term deposits and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term maturities of these instruments.

As of February 28, 2018, the carrying amount of long-term deposits approximates their fair values due to the stated interest rates which approximate market rates.

The fair value of held to maturity bonds as presented in note 4 was based on a Level 1 measurement.

The amounts funded in respect of employee rights are stated at cash surrender value which approximates its fair value.

There were no Level 3 items for the six-month periods ended February 28, 2018 and 2017.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - MARKETABLE SECURITIES:

The Company's marketable securities include investments in equity securities of D.N.A and in held to maturity bonds.

a.	Composition:

	February 28, 2018	August 31, 2017
Short-term:
D.N.A (see b below)	$908	$996
Held to maturity bonds (see c below)	2,321	1,864
	$3,229	$2,860
Long-term:
Held to maturity bonds (see c below)	$3,306	$2,151

b.	D.N.A

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

As of February 28, 2018, the Company owns approximately 6.9% of D.N.A’s outstanding ordinary shares.

The cost of the securities as of February 28, 2018 and August 31, 2017 is $595.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - MARKETABLE SECURITIES (continued):

c.	Held to maturity securities

The amortized cost and estimated fair value of held-to-maturity securities as of February 28, 2018, are as follows:

	February 28, 2018
	Amortized cost	Gross unrealized losses	Estimated fair value
Short-term:
Commercial bonds	$2,284	$(11)	$2,273
Accrued interest	37	-	37

Long-term	3,306	(42)	3,264
	$5,627	$(53)	$5,574

As of February 28, 2018, the contractual maturities of debt securities classified as held-to-maturity are as follows: after one year through two years, $3,306, and the yield to maturity rates vary between 1.40% to 1.90%.

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

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 5 - STOCKHOLDERS’ EQUITY:

On April 2, 2015, the Company entered into an At The Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc., as successor to FBR Capital Markets & Co. (“FBR”), as amended, pursuant to which the Company may, from time to time and at its option, issue and sell shares of its common stock having an aggregate offering price of up to $25,000 through FBR as its sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to the Company’s effective shelf registration statement on Form S-3 including a prospectus dated February 2, 2017, as supplemented by a prospectus supplement dated April 5, 2017. The Company will pay FBR a commission of 3.0% of the gross proceeds of the sale of any shares sold through FBR. Through February 28, 2018, 535,771 shares were sold under the Sales Agreement for aggregate net proceeds of $4,906 and an additional 35,001 shares were subsequently sold during March 2018 for aggregate net proceeds of $243.

NOTE 6 - RELATED PARTIES - TRANSACTIONS:

On July 1, 2008, the Subsidiary entered into two consulting agreements with KNRY Ltd. (“KNRY”), an Israeli company owned by the Chief Scientific Officer (the "CSO"), whereby the Chief Executive Officer (the "CEO") and the CSO, through KNRY, provide services to the Company (the “Consulting Agreements”). The Consulting Agreements are both terminable by either party upon 140 days prior written notice. The Consulting Agreements, as amended, provide that KNRY will be reimbursed for reasonable expenses incurred in connection with performance of the Consulting Agreements and that the monthly consulting fee paid to the CEO and the CSO is NIS 127,570 ($37) and NIS 80,454 ($23), respectively.

In addition to the Consulting Agreement, based on a relocation cost analysis prepared by consulting company ORI - Organizational Resources International Ltd., the Company pays for certain direct costs and expenses incurred in connection with the relocation of the CEO to New York, up to an aggregate yearly amount of $365 in addition to any double taxation.

NOTE 7 - TAXES ON INCOME:

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the "TCJA"), which among other changes reduces the federal corporate tax rate to 21%. Deferred taxes are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The reduction of the tax rate and TCJA had no impact on the net deferred taxes of the Company.

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

Recent business developments

Product Candidates

Oral Insulin

We anticipate the initiation in the second quarter of calendar year 2018 of a three-month dose-ranging Phase IIb clinical trial of our proprietary flagship product, an orally ingestible insulin capsule, or ORMD-0801. This placebo controlled, randomized, 90 day treatment clinical trial will be conducted on approximately 240 type 2 diabetic patients in multiple centers throughout the U.S. pursuant to an Investigational New Drug application, or IND, with the U.S. Food and Drug Administration, or FDA. The primary endpoints of the trial are to assess the safety and evaluate the effect of ORMD-0801 on HbA1c levels over a 90 day period of treatment. Secondary endpoints of the trial include measurements of fasting plasma glucose (FPG), post-prandial glucose (PPG levels) during a mixed-meal tolerance test (MMTT) and weight.

We also plan to initiate in the second quarter of calendar year 2018 a glucose clamp study which will quantify insulin absorption in type 1 diabetic patients treated with ORMD-0801. The glucose clamp is a method for quantifying insulin absorption in order to measure a patient’s insulin sensitivity and how well a patient metabolizes glucose. This exploratory, randomized, double-blind glucose clamp study will evaluate exposure-response profiles of type 1 diabetes patients dosed with ORMD-0801. Patients with HbA1c levels of 10% or below, aged 18-70, will be enrolled in the study.

In August 2017, we had a call with the FDA, regarding ORMD-0801. During the call, the FDA advised that the regulatory pathway for the submission of ORMD-0801 would be a Biologics License Application, or BLA. If approved, the BLA pathway would grant us 12 years of marketing exclusivity for ORMD-0801, from the approval date, and an additional six months of exclusivity may be granted if the product also receives approval for use in pediatric patients. The FDA confirmed that the approach to nonclinical toxicology, chemistry manufacturing controls and qualification of excipients would be driven by their published guidance documents.

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

In March 2017, we initiated a six month toxicology study to allow for the use of our oral insulin capsule for a longer period than previously performed, in preparation for our proposed upcoming three-month clinical trial for type 2 diabetes. We anticipate receiving the final report of this study in the second quarter of calendar year 2018.

In April 2016, we completed a Phase IIb clinical trial on 180 type 2 adult diabetic patients that was initiated in June 2015 and conducted in 33 sites in the United States. This double-blind, randomized, 28-day dosing clinical trial was conducted under an IND with the FDA. The clinical trial, designed to assess the safety and efficacy of our ORMD-0801, investigated ORMD-0801 over a 28 day treatment period and had statistical power to give us greater insight into the drug’s efficacy. The trial indicated a statistically significant lowering of blood glucose levels versus placebo across several endpoints, with no serious or severe adverse issues related to the drug. The trial successfully met all of its primary and most of its secondary and exploratory endpoints for both safety and efficacy.

Should our Phase IIb three-month dose-ranging clinical trial successfully meet its primary endpoints, we anticipate initiating two six-month Phase III clinical trials on both type 1 and type 2 diabetic patients, following which we expect to file a New Drug Application with a potential FDA approval by the third quarter of calendar year 2023.

Oral GLP-1 Analog

In September 2013, we submitted a pre-IND package to the FDA for ORMD-0901, our oral GLP-1/exenatide capsule, for a Phase II clinical trial on healthy volunteers and type 2 diabetic patients. In August 2015, we began a non-FDA clinical trial outside of the United States on type 2 diabetic patients. The trial was completed during the second quarter of calendar year 2016 and indicated positive results as it showed ORMD-0901 to be safe and well tolerated and demonstrated encouraging efficacy data. We completed a three-month pre-clinical toxicology study in March 2017 and the final report will be submitted to the FDA with our IND. We expect to file an IND during the second quarter of calendar year 2018 and move directly into a small pharmacokinetics study on healthy volunteers followed by a large Phase II trial on type 2 diabetic patients which will be conducted in the United States under an IND.

Other products

During the first quarter of calendar 2017, we began developing a new drug candidate, a weight loss treatment in the form of an oral leptin capsule, and in April 2017, Israel’s Ministry of Health approved our commencement of a proof of concept single dose study for our oral leptin drug candidate to evaluate its pharmacokinetic and pharmacodynamics (glucagon reduction) in 10 type 1 adult diabetic patients. The study is projected to initiate in the third quarter of calendar year 2018 and be completed during calendar year 2019.

In November 2017, Israel’s Ministry of Health approved us to initiate an exploratory clinical study of our oral insulin capsule, ORMD-0801, in patients with nonalcoholic steatohepatitis (NASH). The proposed three-month treatment study will assess the effectiveness of ORMD-0801 in reducing liver fat content, inflammation and fibrosis in patients with NASH. We expect to initiate the study in the second quarter of calendar year 2018 and complete it during calendar year 2019.

The table below gives an overview of our primary product pipeline (calendar quarters):

		Phase I	Phase II	Phase III	Timeline
ORMD-0801 oral insulin	Type 2 diabetes	Q1 ’14: Phase IIa completed
Q2 ’16: Phase IIb multi-center study completed
Q1 ’17: Phase IIa - dose finding study completed
Q2 ’18: Phase IIb 90-day multi-center study projected initiation (projected completion Q2 ’19)
Q1 ’20: Phase III study projected initiation (projected completion Q3 ’22)

	Type 1 diabetes				Q3 ’14: Phase IIa study completed Q2 ’18: Clamp study projected initiation (projected completion Q4 ’18) Q1 ’20: Phase III projected initiation (projected completion Q3 ’22)

ORMD-0901 oral GLP-1	Type 2 diabetes				Q2 ’16: Phase Ib non-US study completed Q3 ’18: Pharmacokinetics clinical study projected initiation (projected completion Q1 ’19) Q4 ’18: Phase II projected initiation (projected completion Q2 ’20)

Out-Licensed Technology

On November 30, 2015, we, our Israeli subsidiary and HTIT entered into a Technology License Agreement, and on December 21, 2015 these parties entered into an Amended and Restated Technology License Agreement that was further amended by the parties on June 3, 2016 and July 24, 2016, or the License Agreement. According to the License Agreement, we granted HTIT an exclusive commercialization license in the territory of the People's Republic of China, Macau and Hong Kong, or the Territory, related to our oral insulin capsule, ORMD-0801, or the Product. Pursuant to the License Agreement, HTIT will conduct, at its own expense, certain pre-commercialization and regulatory activities with respect to our technology and ORMD-0801 capsule, and will pay (i) royalties of 10% on net sales of the related commercialized products to be sold by HTIT in the Territory, or Royalties, and (ii) an aggregate of $37.5 million, of which $3 million is payable immediately, $8 million will be paid subject to our entry into certain agreements with certain third parties, and $26.5 million will be payable upon achievement of certain milestones and conditions. In the event that we will not meet certain conditions, the Royalties rate may be reduced to a minimum of 8%. Following the final expiration of our patents covering the technology in the Territory in 2033, the Royalties rate may be reduced, under certain circumstances, to 5%. The royalty payment obligation shall apply during the period of time beginning upon the first commercial sale of the Product in the Territory, and ending upon the later of (i) the final expiration of the last-to-expire licensed patent in the Territory and (ii) 15 years after the first commercial sale of the Product in the Territory, or the Royalty Term. The License Agreement shall remain in effect until the expiration of the Royalty Term. The License Agreement contains customary termination provisions. Through February 28, 2018, we received aggregate milestone payments of $17.5 million.

On November 30, 2015, we also entered into a separate Securities Purchase Agreement with HTIT, or the SPA, pursuant to which, in December 2015, we issued to HTIT 1,155,367 shares of our common stock for total consideration of $12 million. In connection with the License Agreement and the SPA, we received a non-refundable payment of $500,000 as a no-shop fee.

Results of Operations

Comparison of six and three month periods ended February 28, 2018 and 2017

The following table summarizes certain statements of operations data of the Company for the six and three month periods ended February 28, 2018 and 2017 (in thousands of dollars except share and per share data):

	Six months ended		Three months ended
	February 28,		February 28,
	2018	2017	2018	2017

Revenues	$1,215	$1,221	$604	$611
Cost of revenues	-	187	-	-
Research and development expenses	5,051	5,478	2,724	3,125
General and administrative expenses	2,007	1,319	991	851
Financial income, net	396	344	195	182
Taxes on income	-	400	-	-
Net loss for the period	$5,447	$5,819	$2,916	$3,183
Loss per common share - basic and diluted	$(0.38)	$(0.44)	$(0.20)	$(0.24)
Weighted average common shares outstanding	14,342,024	13,242,676	14,445,844	13,279,788

Revenues

Revenues consist of proceeds related to the License Agreement that are recognized over the term of the License Agreement through June 2023.

Revenues for the six month period ended February 28, 2018 totaled $1,215,000, consistent with $1,221,000 for the six month period ended February 28, 2017.

Revenues for the three month period ended February 28, 2018 totaled $604,000, consistent with $611,000 for the three month period ended February 28, 2017.

Cost of revenues

Cost of revenues consists of royalties related to the License Agreement that will be paid over the term of the License Agreement in accordance with revenue recognition accounting and the Law for the Encouragement of Industrial Research, Development and Technological Innovation, 1984, as amended, including any regulations or tracks promulgated thereunder.

No cost of revenues was recognized during the six month period ended February 28, 2018 compared to cost of revenues of $187,000 for the six month period ended February 28, 2017. The decrease is due to no additional milestone payments having been received during the six month period ended February 28, 2018.

No cost of revenues was recognized during the three month periods ended February 28, 2018 and 2017.

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

Research and development expenses for the six month period ended February 28, 2018 decreased by 8% to $5,051,000, from $5,478,000 for the six month period ended February 28, 2017. The decrease is mainly due to less expenses related to our scale-up process development and production of our oral capsule ingredients as well as progress in toxicology studies and is partially offset by an increase in expenses related to preparations for our Phase IIb three-month treatment clinical trial. Stock-based compensation costs for the six month period ended February 28, 2018 totaled $296,000, as compared to $308,000 during the six month period ended February 28, 2017. The decrease is mainly attributable to the progress in amortization of awards granted in prior periods and is partially offset by an increase due to awards granted to employees and a consultant during fiscal years 2018 and 2017.

Research and development expenses for the three month period ended February 28, 2018 decreased by 13% to $2,724,000, from $3,125,000 for the three month period ended February 28, 2017. The decrease is mainly due to less expenses related to our scale-up process development and production of our oral capsule ingredients as well as progress in toxicology studies and is partially offset by an increase in expenses related to preparations for our Phase IIb three-month treatment clinical trial. Stock-based compensation costs for the three month period ended February 28, 2018 totaled $125,000, as compared to $172,000 during the three month period ended February 28, 2017. The decrease is mainly attributable to the progress in amortization of awards granted in prior periods and is partially offset by an increase due to awards granted to employees and a consultant during fiscal years 2018 and 2017.

Government grants

In the six month periods ended February 28, 2018 and 2017, we did not recognize any research and development grants. As of February 28, 2018, we incurred liabilities to pay royalties to the Israel Innovation Authority of the Israeli Ministry of Economy & Industry of $494,000.

General and administrative expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, travel expenses, business development costs, insurance expenses and other general costs.

General and administrative expenses for the six month period ended February 28, 2018 increased by 52% to $2,007,000 from $1,319,000 for the six month period ended February 28, 2017. The increase in costs related to general and administrative activities during the six month period ended February 28, 2018 is mainly attributable to an increase in stock-based compensation costs, consulting and travel expenses related to the relocation of our Chief Executive Officer to New York, where the Company has leased an office and moved its principal executive office. Stock-based compensation costs for the six month period ended February 28, 2018 totaled $560,000, as compared to $185,000 during the six month period ended February 28, 2017. The increase is mainly attributable to awards granted to employees and directors during fiscal years 2018 and 2017.

General and administrative expenses for the three month period ended February 28, 2018 increased by 16% to $991,000 from $851,000 for the three month period ended February 28, 2017. The increase in costs related to general and administrative activities during the three month period ended February 28, 2018 is mainly attributable to an increase in stock-based compensation costs and travel expenses related to the relocation of our Chief Executive Officer to New York, where the Company has leased an office and moved its principal executive office. Stock-based compensation costs for the three month period ended February 28, 2018 totaled $208,000, as compared to $163,000 during the three month period ended February 28, 2017. The increase is mainly attributable to awards granted to employees and directors during fiscal years 2018 and 2017.

Financial income, net

Net financial income increased by 15% from net income of $344,000 for the six month period ended February 28, 2017 to net income of $396,000 for the six month period ended February 28, 2018. The increase is mainly attributable to an increase in income from bank deposits and held to maturity bonds as a result of an increase in interest rates.

Net financial income increased by 7% from net income of $182,000 for the three month period ended February 28, 2017 to net income of $195,000 for the three month period ended February 28, 2018. The increase is mainly attributable to an increase in income from bank deposits and held to maturity bonds as a result of an increase in interest rates.

Taxes on income

No taxes on income were recognized for the six month period ended February 28, 2018 as compared to $400,000 for the six month period ended February 28, 2017. The decrease is due to the absence of withholding taxes during the more recent period as compared to the prior period, as withholding taxes were recorded during the six months ended February 28, 2017 related to the receipt of a milestone payment.

No taxes on income were recognized for the three month periods ended February 28, 2018 and 2017.

Other comprehensive income

Unrealized losses on available for sale securities for the six month period ended February 28, 2018 of $88,000, compared to gains of $105,000 for the six month period ended February 28, 2017, resulted from the decrease in fair value of the ordinary shares of D.N.A Biomedical Solutions Ltd., or D.N.A, that we hold.

Unrealized losses on available for sale securities for the three month period ended February 28, 2018 of $414,000, compared to gains of $168,000 for the three month period ended February 28, 2017, resulted from the decrease in fair value of the ordinary shares of D.N.A that we hold.

Liquidity and capital resources

From inception through February 28, 2018, we have incurred losses in an aggregate amount of $61,943,000. During that period we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of $60,960,000, net of transaction costs. During that period, we also received cash consideration of $5,877,000 from the exercise of warrants and options. We will seek to obtain additional financing through similar sources in the future, as needed. As of February 28, 2018, we had $3,295,000 of available cash, $28,167,000 of short-term and long-term bank deposits and $6,535,000 of marketable securities.

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

As of February 28, 2018, our total current assets were $21,127,000 and our total current liabilities were $4,718,000. On February 28, 2018, we had a working capital surplus of $16,409,000 and an accumulated loss of $61,943,000. As of August 31, 2017, our total current assets were $20,297,000 and our total current liabilities were $5,165,000. On August 31, 2017, we had a working capital surplus of $15,132,000 and an accumulated loss of $56,496,000. The increase in working capital from August 31, 2017 to February 28, 2018 was primarily due to investment in short-term deposits and the re-classification of long-term marketable securities to short-term.

During the six month period ended February 28, 2018, cash and cash equivalents decreased to $3,295,000 from the $3,969,000 reported as of August 31, 2017, which is due to the reasons described below.

Operating activities used cash of $6,204,000 in the six month period ended February 28, 2018, as compared to $1,427,000 used in the six month period ended February 28, 2017. Cash used in operating activities in the six month period ended February 28, 2018 primarily consisted of net loss resulting from research and development and general and administrative expenses, as well as changes in deferred revenues due to the License Agreement and is partially offset by changes in stock-based compensation, while cash used in operating activities in the six month period ended February 28, 2017 primarily consisted of net loss resulting from research and development and general and administrative expenses and is partially offset by changes in deferred revenues, accounts payable, accrued expenses and stock-based compensation.

Investing activities used cash of $351,000 in the six month period ended February 28, 2018, as compared to $1,349,000 used in the six month period ended February 28, 2017. Cash used in investing activities in the six month periods ended February 28, 2018 and 2017 consisted primarily of the purchase of short-term and long-term bank deposits and marketable securities and is partially offset by the maturity of short-term deposits and held to maturity securities.

Financing activities provided cash of $5,878,000 in the six month period ended February 28, 2018, as compared to $320,000 that were provided in the six month period ended February 28, 2017. Financing activities in the six month period ended February 28, 2018 consisted of aggregate net proceeds of $4,881,000 from our issuance of 532,801 common stock under an At The Market Issuance Sales Agreement, dated April 2, 2015, or the Sales Agreement, with B. Riley FBR, Inc., as successor to FBR Capital Markets & Co., or FBR, as amended, and proceeds from exercise of warrants and options while financing activities in the six month period ended February 28, 2017 consisted of proceeds from the exercise of options. Pursuant to the Sales Agreement, we may, from time to time and at our option, issue and sell shares of our common stock having an aggregate offering price of up to $25,000,000 through FBR as sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to our effective shelf registration statement on Form S-3 including a prospectus dated February 2, 2017, as supplemented by a prospectus supplement dated April 5, 2017. We will pay FBR a commission of 3.0% of the gross proceeds of the sale of any shares sold through FBR.

Off-balance sheet arrangements

As of February 28, 2018, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the six month period ended February 28, 2018. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 1, 2018, we issued 2,500 shares of our common stock to Corporate Profile, LLC, or Corporate Profile, in payment of a portion of the consulting fee for investor relations services owed to Corporate Profile pursuant to a Stock Purchase Agreement and Letter Agreement, each dated May 3, 2017, between us and Corporate Profile.

We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6 - EXHIBITS

Exhibit Number
10.1*	Clinical Research Organization Services Agreement dated February 14, 2018 and effective as of November 1, 2017, between Oramed Ltd. and Integrium, LLC. (Confidential treatment has been requested for portions of this document. The confidential portions will be omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission.)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Date: April 8, 2018	By:	/s/ Nadav Kidron
Nadav Kidron
President and Chief Executive Officer

Date: April 8, 2018	By:	/s/ Hilla Eisenberg
Hilla Eisenberg
Chief Financial Officer
(Principal Financial and Accounting Officer)