Form 10-K
period 2018-08-31
ORAMED PHARMACEUTICALS INC.
filed 2018-11-28
CIK 1176309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2018

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

Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐      No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $74,402,451, based on a price of $7.25, being the last price at which the shares of the registrant’s common stock were sold on The Nasdaq Capital Market prior to the end of the most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 17,378,359 shares of common stock issued and outstanding as of November 26, 2018.

ORAMED PHARMACEUTICALS INC.

FORM 10-K
(FOR THE FISCAL YEAR ENDED AUGUST 31, 2018)

i

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company,” and “Oramed” mean Oramed Pharmaceuticals Inc. and our wholly-owned Israeli subsidiary, Oramed Ltd., unless otherwise indicated. All dollar amounts refer to U.S. dollars unless otherwise indicated.

On August 31, 2018, the exchange rate between the New Israeli Shekel, or NIS, and the dollar, as quoted by the Bank of Israel, was NIS 3.604 to $1.00. Unless indicated otherwise by the context, statements in this Annual Report on Form 10-K that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Words such as “expects,” “anticipates,” “intends,” “plans,” “planned expenditures,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 - “Business” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report on Form 10-K and include, among other statements, statements regarding the following:

●	the expected development and potential benefits from our products in treating diabetes;

●	the prospects of entering into additional license agreements, or other partnerships or forms of cooperation with other companies or medical institutions;

●	future milestones, conditions and royalties under the license agreement with Hefei Tianhui Incubator of Technologies Co., Ltd., or HTIT;

●	our research and development plans, including pre-clinical and clinical trials plans and the timing of enrollment, obtaining results and conclusion of trials, including without limitation, our expectation that we will initiate two six-month Phase III clinical trials if our Phase IIb three-month dose-ranging clinical trial is successful, and our expectation to file a New Drug Application thereafter;

●	our belief that our technology has the potential to deliver medications and vaccines orally that today can only be delivered via injection;

●	the competitive ability of our technology based product efficacy, safety, patient convenience, reliability, value and patent position;

●	the potential market demand for our products;

●	our expectation that in the upcoming year our research and development expenses will continue to be our major expenditure;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and

●	information with respect to any other plans and strategies for our business.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors known by us at the time of such statements. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed herein, including those risks described in Item 1A. “Risk Factors”, and expressed from time to time in our other filings with the Securities and Exchange Commission, or SEC. In addition, historic results of scientific research, clinical and preclinical trials do not guarantee that the conclusions of future research or trials would not suggest different conclusions. Also, historic results referred to in this Annual Report on Form 10-K could be interpreted differently in light of additional research, clinical and preclinical trials results. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report on Form 10-K which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

ii

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

In April 2018, we initiated a three-month dose-ranging Phase IIb clinical trial of ORMD-0801. This placebo controlled, randomized, 90 day treatment clinical trial is being conducted on approximately 285 type 2 diabetic patients in multiple centers throughout the United States pursuant to an Investigational New Drug application, or IND, with the U.S. Food and Drug Administration, or FDA. The primary endpoints of the trial are to assess the safety and evaluate the effect of ORMD-0801 on HbA1c levels over a 90 day treatment period. Secondary endpoints of the trial include measurements of fasting plasma glucose, or FPG, post-prandial glucose, or PPG levels, during a mixed-meal tolerance test, or MMTT, and weight.

We had a call with the FDA in August 2017 regarding ORMD-0801 after the completion of a Phase IIb clinical trial on 180 diabetic patients, which indicated a statistically significant blood glucose lowering effect of ORMD-0801 versus placebo across several endpoints. During the call, the FDA advised that the regulatory pathway for the submission of ORMD-0801 would be a Biologics License Application, or BLA. If approved, the BLA pathway would grant us 12 years of marketing exclusivity for ORMD-0801, from the approval date, and an additional six months of exclusivity may be granted to us if the product also receives approval for use in pediatric patients. The FDA confirmed that the approach to nonclinical toxicology, chemistry manufacturing controls and qualification of excipients would be driven by their published guidance documents.

In June 2018, we initiated a glucose clamp study which will quantify insulin absorption in type 1 diabetic patients treated with ORMD-0801. The glucose clamp is a method for quantifying insulin absorption in order to measure a patient’s insulin sensitivity and how well a patient metabolizes glucose. This exploratory, randomized, double-blind glucose clamp study is evaluating exposure-response profiles of type 1 diabetic patients treated with ORMD-0801. Six patients with HbA1c levels of 10% or below, aged 18-50, are enrolled in the study.

In June 2018, we also initiated a food effect trial in the United States for ORMD-0801. This single-blind, five period, randomized, placebo-controlled crossover trial is evaluating the pharmacokinetics and pharmacodynamics of ORMD-0801 taken at different times in relation to meals in healthy volunteers and patients with type 1 diabetes. Up to 48 patients will be enrolled, including up to 24 healthy volunteers and 24 patients with type 1 diabetes.

In October 2018, we initiated an exploratory clinical study of ORMD-0801, in patients with nonalcoholic steatohepatitis, or NASH. The three-month treatment study, which was approved by the Israel’s Ministry of Health, will assess the effectiveness of ORMD-0801 in reducing liver fat content, inflammation and fibrosis in patients with NASH.

Oral Glucagon-Like Peptide-1: Glucagon-Like Peptide-1, or GLP-1, is an incretin hormone, which is a type of gastrointestinal hormone that stimulates the secretion of insulin from the pancreas. The incretin concept was hypothesized when it was noted that glucose ingested by mouth (oral) stimulated two to three times more insulin release than the same amount of glucose administered intravenously. In addition to stimulating insulin release, GLP-1 was found to suppress glucagon release (a hormone involved in the regulation of glucose) from the pancreas, slow gastric emptying to reduce the rate of absorption of nutrients into the blood stream and increase satiety. Other important beneficial attributes of GLP-1 are its effects of increasing the number of beta cells (cells that manufacture and release insulin) in the pancreas and, possibly, protection of the heart. In addition to our flagship product, the ORMD-0801 insulin capsule, we are using our technology for an orally ingestible GLP-1 capsule, or ORMD-0901. In September 2018, the FDA cleared our IND application for human trials of ORMD-0901. We expect to initiate in the first quarter of calendar year 2019 a Phase I pharmacokinetic, or PK, trial which will evaluate the safety and the pharmacokinetics of ORMD-0901 compared to placebo. This study will be conducted pursuant to the IND and will be followed by a large Phase II trial on type 2 diabetic patients which will be conducted in the United States under an IND.

Diabetes: Diabetes is a disease in which the body does not produce or properly use insulin. Insulin is a hormone that causes sugar to be absorbed into cells, where the sugar is converted into energy needed for daily life. The cause of diabetes is attributed both to genetics (type 1 diabetes) and, most often, to environmental factors such as obesity and lack of exercise (type 2 diabetes). According to the International Diabetes Federation, or IDF, an estimated 425 million adults worldwide suffered from diabetes in 2017 and the IDF projects this number will increase to 629 million by 2045. Also, according to the IDF, in 2017, an estimated 4 million people died from diabetes. According to the American Diabetes Association, or ADA, in the United States there were approximately 30.3 million people with diabetes, or 9.4% of the United States population in 2015. Diabetes is a leading cause of blindness, kidney failure, heart attack, stroke and amputation.

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

Scientific Advisory Board: Our management team has access to our internationally recognized Scientific Advisory Board whose members are thought-leaders in their respective areas. The Scientific Advisory Board is comprised of Dr. Roy Eldor, Professor Ele Ferrannini, Dr. Robert R. Henry, Professor Avram Hershko, Dr. Harold Jacob and Dr. Jane E. B. Reusch.

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

As noted above, in April 2018, we initiated a three-month dose-ranging Phase IIb clinical trial of ORMD-0801 and in August 2017, we had a call with the FDA regarding ORMD-0801, during which the FDA advised that the regulatory pathway for the submission of ORMD-0801 would be a BLA.

In April 2016 we completed a smaller Phase IIb clinical trial on 180 type 2 adult diabetic patients. This double-blind, randomized, 28-day dosing clinical trial was designed to assess the safety and efficacy of ORMD-0801, and was conducted in 33 sites in the United States. The trial indicated a statistically significant lowering of blood glucose levels versus placebo across several endpoints, with no serious or severe adverse issues related to the drug. The trial successfully met all of its primary and most of its secondary and exploratory endpoints. The trial primarily evaluated the nighttime glucose lowering effect and safety of ORMD-0801 compared to a placebo. The results of the mean nighttime glucose showed a significant difference in mean change from run-in versus placebo. ORMD-0801 oral insulin was safe and well-tolerated for the dosing regimen in this trial. The trial further evaluated the effect of ORMD-0801 on mean 24-hour glucose, fasting glucose, and daytime glucose and the results showed a statistically significant difference in mean change from run-in versus placebo. Two examples of the data gleaned from this study are shown below:

* Indicates Statistically Significant Difference from Placebo (p-Value<0.05)

No significant difference was shown in change in morning fasting serum insulin, C-Peptide, or triglycerides.

Should our Phase IIb three-month dose-ranging clinical trial successfully meet its primary endpoints, we anticipate initiating two six-month Phase III clinical trials on both type 1 and type 2 diabetic patients, following which we expect to file a NDA with potential FDA approval by the second half of calendar year 2023.

As noted above, in September 2018, the FDA cleared our IND application for human trials of our oral GLP-1 analog capsule ORMD-0901 and we expect to initiate in the first quarter of calendar year 2019 a Phase I PK trial which will evaluate the safety and the pharmacokinetics of ORMD-0901 compared to placebo.

Clinical trials are planned in order to substantiate our results as well as for purposes of making future filings for drug approval. We also plan to conduct further research and development by deploying our proprietary drug delivery technology for the delivery of other polypeptides in addition to insulin, and to develop other innovative pharmaceutical products.

The table below gives an overview of our primary product pipeline (calendar quarters):

		Phase I	Phase II	Phase III	Timeline
ORMD-0801 oral insulin	Type 2 diabetes				Q2 ’18: Phase IIb 90-day multi-center study initiated (projected completion Q4 ’19) Q3 ’20: Phase III study projected initiation (projected completion Q3 ’22)
	Type 1 diabetes				Q2 ’18: Clamp study initiated (projected completion Q1 ’19) Q2 ’18: Food effect study initiated (projected completion Q2 ’19) Q3 ’20: Phase III projected initiation (projected completion Q3 ’22)
ORMD-0901 oral GLP-1	Type 2 diabetes				Q1 ’19: Pharmacokinetics clinical study projected initiation (projected completion Q2 ’19) Q4 ’19: Phase II projected initiation (projected completion Q1 ’21)

Another component of our business strategy is to partner with other companies or medical institutions in order to further develop our technology and commence pre-commercialization activities. On November 30, 2015, we, our Israeli subsidiary and HTIT entered into a Technology License Agreement, which was further amended, according to which we granted HTIT an exclusive commercialization license in the territory of the People’s Republic of China, Macau and Hong Kong, or the Territory, related to our oral insulin capsule, ORMD-0801. Pursuant to this license agreement, HTIT will conduct, at its own expense, certain pre-commercialization and regulatory activities with respect to our subsidiary’s technology related to the ORMD-0801 capsule, and will pay, upon the meeting of certain conditions, certain royalties and an aggregate of approximately $37.5 million (see “Out-Licensed Technology” below). We plan to seek additional partnerships or forms of cooperation with other companies or medical institutions. While our strategy is to partner with an appropriate party, no assurance can be given that we will in fact be able to reach an agreeable partnership with any third party. Under certain circumstances, we may determine to develop one or more of our oral dosage forms on our own, either world-wide or in select territories.

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

Oral Insulin

During the fiscal year ended August 31, 2007, we conducted several clinical studies of our orally ingestible insulin that were intended to assess both the safety/tolerability and absorption properties of our proprietary oral insulin. Based on the PK and pharmacologic outcomes of these trials, we decided to continue the development of our oral insulin product.

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

Our successful non-FDA clinical trials continued in the fiscal year ended August 31, 2009, with a Phase IIb study in South Africa to evaluate the safety, tolerability and efficacy of our oral insulin capsule on type 2 diabetic volunteers.

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

We began FDA-approved clinical trials of ORMD-0801 in July 2013, with the Phase IIa study, which evaluated the pharmacodynamic effects of ORMD-0801 on mean nighttime glucose (determined using a continuous glucose monitor) on 30 volunteers with type 2 diabetes. The Phase IIa study met all primary and secondary endpoints. The results showed that ORMD-0801 exhibited a sound safety profile, led to reduced mean daytime and nighttime glucose readings and lowered fasting blood glucose concentrations, when compared to placebo. In addition, no serious adverse events occurred during this study, and the only adverse events that occurred were not drug related.

In February 2014, we submitted a protocol to the FDA to initiate a Phase IIa trial of our oral insulin capsule for type 1 diabetes volunteers. The protocol was submitted under our then-existing IND to include both type 1 and type 2 diabetes indications. In March 2014, we began a seven-day treatment in a double-blind, randomized, placebo controlled, FDA-approved Phase IIa trial of ORMD-0801 on 25 volunteers with type 1 diabetes. The results showed that ORMD-0801 oral insulin given before meals appeared to be safe and well-tolerated for the dosing regimen in this study. Although the study was not powered to show statistical significance, there were internally consistent trends observed. Consistent with the timing of administration, the data showed a decrease in bolus insulin, a decrease in post-prandial glucose, a decrease in daytime glucose by continual glucose monitoring and an increase in post-prandial hypoglycemia in the active group, demonstrating the efficacy of ORMD-0801.

In June 2015, we initiated a Phase IIb clinical trial on 180 type 2 adult diabetic patients, which was completed in April 2016. This double-blind, randomized, 28-day treatment period clinical trial was designed to assess the safety and efficacy of ORMD-0801 and was conducted in 33 sites in the United States. The trial indicated a statistically significant lowering of blood glucose levels versus placebo across several endpoints, with no serious or severe adverse issues related to the drug. The trial successfully met all of its primary and most of its secondary and exploratory endpoints for both safety and efficacy.

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

In March 2017, we initiated a six-month toxicology study to allow for the use of our oral insulin capsule for a longer period than previously performed. We anticipate receiving the final report of this study in the first quarter of calendar year 2019.

In August 2017, we had a call with the FDA regarding ORMD-0801. During the call, the FDA advised that the regulatory pathway for the submission of ORMD-0801 would be a BLA. If approved, the BLA pathway would grant us 12 years of marketing exclusivity for ORMD-0801, from the approval date, and an additional six months of exclusivity may be granted if the product also receives approval for use in pediatric patients. The FDA confirmed that the approach to nonclinical toxicology, chemistry manufacturing controls and qualification of excipients would be driven by their published guidance documents.

In April 2018, we initiated a three-month dose-ranging Phase IIb clinical trial of ORMD-0801. This placebo controlled, randomized, 90 day treatment clinical trial is being conducted on approximately 285 type 2 diabetic patients in multiple centers throughout the U.S. pursuant to an IND. The primary endpoints of the trial are to assess the safety and evaluate the effect of ORMD-0801 on HbA1c levels over a 90 day treatment period. Secondary endpoints of the trial include measurements of FPG, PPG levels during a MMTT and weight.

As noted above, in June 2018, we initiated a glucose clamp study which will quantify insulin absorption in type 1 diabetic patients treated with ORMD-0801.

As noted above, in June 2018, we also initiated a food effect trial in the United States for ORMD-0801.

We utilize Clinical Research Organizations, or CROs, to conduct our clinical studies.

Oral GLP-1 Analog

During the fiscal year ended August 31, 2009, we completed pre-clinical trials of ORMD-0901, an analog for GLP-1, which suggested that the GLP-1 analog (exenatide-4), when combined with our capsule technology, is absorbed through the gastrointestinal tract and retains its biological activity.

In December 2009, we completed a non-FDA approved clinical trial in healthy, male volunteers conducted at Hadassah University Medical Center in Jerusalem. This study evaluated the safety and efficacy of ORMD-0901. The results of the study indicated that ORMD-0901 was well tolerated by all subjects and demonstrated physiological activity, as extrapolated from ensuing subject insulin levels when compared to those observed after treatment with placebo.

In January 2013, we began a clinical trial for our oral exenatide capsule on healthy volunteers and type 2 diabetic patients. Based on this study, we decided to make slight adjustments in the manufacturing of these capsules and began pre-toxicology studies on the new capsules.

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

We completed a three-month pre-clinical toxicology study in March 2017 and submitted the report relating to this study to the FDA with our IND.

In September 2018, the FDA cleared our IND application for human trials of ORMD-0901. We expect to initiate in the first quarter of calendar year 2019 a Phase I PK trial which will evaluate the safety and the pharmacokinetics of ORMD-0901 compared to placebo. This fully-randomized, single-blind, placebo-controlled four-way crossover study will be conducted on up to 15 healthy patients pursuant to the IND and will be followed by a large Phase II trial on type 2 diabetic patients which will be conducted in the United States under an IND.

Combination Therapy

In June 2012, we presented an abstract, which reported the impact of ORMD-0801 delivered in combination with ORMD-0901. The work assessed the safety and effectiveness of a combination of oral insulin and oral exenatide treatments delivered to pigs prior to food intake. The drug combination resulted in significantly improved blood glucose regulation when compared to administration of each drug separately.

In the near term, we are focusing our efforts on the development of our flagship products, oral insulin and oral exenatide. Once these two products have progressed further in clinical trials, we intend to conduct additional studies with the oral combination therapy.

Other products

During the first quarter of calendar year 2017, we began developing a new drug candidate, a weight loss treatment in the form of an oral leptin capsule, and in April 2017, Israel’s Ministry of Health approved our commencement of a proof of concept single dose study for our oral leptin drug candidate to evaluate its pharmacokinetic and pharmacodynamics (glucagon reduction) in 10 type 1 adult diabetic patients. The study is projected to be initiated in calendar year 2019 and be completed during calendar year 2019.

As noted above, in October 2018, we initiated an exploratory clinical study of our oral insulin capsule, ORMD-0801, in patients with NASH, and we expect to complete the study in the first quarter of calendar year 2020.

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

Patents and Licenses

We maintain a proactive intellectual property strategy, which includes patent filings in multiple jurisdictions, including the United States and other commercially significant markets. We hold 25 patent applications currently pending, with respect to various compositions, methods of production and oral administration of proteins and exenatide. Expiration dates for pending patents, if granted, will fall between 2026 and 2034.

We hold 74 patents, 27 of which were issued during the fiscal year ended August 31, 2018, or fiscal 2018, including patents issued by the United States, Swiss, German, French, U.K., Italian, Netherlands, Swedish, Spanish, Australian, Israeli, Japanese, New Zealand, South African, Russian, Canadian, Hong Kong, Chinese, European and Indian patent offices that cover a part of our technology, which allows for the oral delivery of proteins; patents issued by the Australian, Canadian, European, Austrian, Belgian, French, German, Irish, Italian, Luxembourg, Monaco, Netherlands, Norwegian, Spanish, Swedish, Swiss, U.K., Israeli, New Zealand, South African, Russian and Japanese patent offices that cover part of our technology for the oral delivery of exenatide; and patents issued by the European, Austrian, Belgian, Denmark, French, German, Irish, Italian, Luxembourg, Monaco, Netherlands, Norway, Spanish, Swedish, Swiss, U.K. and Japanese patent offices for treating diabetes.

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

Under the terms of a license agreement that was entered into between Oramed Ltd. and Entera in August 2010, we out-licensed technology to Entera, on an exclusive basis, for the development of oral delivery drugs for certain indications to be agreed upon between the parties. The out-licensed technology differs from our main delivery technology that is used for oral insulin and GLP-1 analog and is subject to different patent applications. Entera’s initial development effort is for an oral formulation for the treatment of osteoporosis. In March 2011, we entered into a patent transfer agreement to replace the original license agreement pursuant to which Oramed Ltd. assigned to Entera all of its right, title and interest in and to the patent application that it had licensed to Entera in August 2010. Under this agreement, Oramed Ltd. is entitled to receive from Entera royalties of 3% of Entera’s net revenues (as defined in the agreement) and a license back of that patent application for use in respect of diabetes and influenza.

In March 2011, we also consummated a transaction with D.N.A, whereby we sold to D.N.A 47% of Entera’s outstanding share capital on an undiluted basis, retaining a 3% interest as of March 2011. In consideration for the shares sold to D.N.A, we received, among other payments, ordinary shares of D.N.A. The D.N.A ordinary shares are traded on the Tel Aviv Stock Exchange and its quoted price is subject to market fluctuations, and may, at times, have a price below the value on the date we acquired such shares. In addition, the ordinary shares of D.N.A have historically experienced low trading volume; as a result, there is no guarantee that we will be able to resell the ordinary shares of D.N.A at the prevailing market prices. During the years ended August 31, 2018, 2017 and 2016, we did not sell any of the D.N.A ordinary shares. As of August 31, 2018, we held approximately 6.9% of D.N.A’s outstanding ordinary shares.

As of August 31, 2018, Entera had not yet realized any revenues. In July 2018, Entera completed an initial public offering and became listed on The Nasdaq Capital Market, or Nasdaq. In August 2018, Entera announced that it completed the treatment of patients in the first part of the PK/pharmacodynamic study in hypoparathyroidism patients with its oral parathyroid hormone drug, EB612.

On November 30, 2015, we, our Israeli subsidiary and HTIT entered into a Technology License Agreement, and on December 21, 2015, these parties entered into an Amended and Restated Technology License Agreement that was further amended by the parties on June 3, 2016 and July 24, 2016, or the License Agreement. According to the License Agreement, we granted HTIT an exclusive commercialization license in the Territory, related to our oral insulin capsule, ORMD-0801, or the Product. Pursuant to the License Agreement, HTIT will conduct, at its own expense, certain pre-commercialization and regulatory activities with respect to our subsidiary’s technology and ORMD-0801 capsule, and will pay (i) royalties of 10% on net sales of the related commercialized products to be sold by HTIT in the Territory, or Royalties, and (ii) an aggregate of $37.5 million, of which $3 million was payable immediately, $8 million will be paid subject to our entry into certain agreements with certain third parties, and $26.5 million will be payable upon achievement of certain milestones and conditions. In the event that we will not meet certain conditions, the Royalties rate may be reduced to a minimum of 8%. Following the final expiration of our patents covering the technology in the Territory in 2033, the Royalties rate may be reduced, under certain circumstances, to 5%. The royalty payment obligation shall apply during the period of time beginning upon the first commercial sale of the Product in the Territory, and ending upon the later of (i) the expiration of the last-to-expire licensed patents in the Territory; and (ii) 15 years after the first commercial sale of the Product in the Territory, or the Royalty Term. The License Agreement shall remain in effect until the expiration of the Royalty Term. The License Agreement contains customary termination provisions. Through August 31, 2018, we received aggregate milestone payments of $17.5 million.

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

The FDA requires that pharmaceutical and certain other therapeutic products undergo significant clinical experimentation and clinical testing prior to their marketing or introduction to the general public. Clinical testing, known as clinical trials or clinical studies, is either conducted internally by life science, pharmaceutical or biotechnology companies or is conducted on behalf of these companies by CROs.

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

Similar to the U.S., a European sponsor of a biological product may submit a Marketing Approval Application to the EMA for the registration of the product. The approval process in Europe consists of several stages, which together are summed up to 210 days from the time of submission of the application (net, without periods in which the sponsor provides answers to questions raised by the agency) following which, a Marketing Approval may be granted. During the approval process, the sponsor’s manufacturing facilities will be audited in order to assess Good Manufacturing Practice compliance.

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

Several entities who are actively developing oral insulin capsules and/or alternatives to insulin are thought to be: Diabetology Ltd. (UK) and Biocon Limited (India).

Scientific Advisory Board

We maintain a Scientific Advisory Board consisting of internationally recognized scientists who advise us on scientific and technical aspects of our business. The Scientific Advisory Board meets periodically to review specific projects and to assess the value of new technologies and developments to us. In addition, individual members of the Scientific Advisory Board meet with us periodically to provide advice in their particular areas of expertise. The Scientific Advisory Board consists of the following members, information with respect to whom is set forth below: Dr. Roy Eldor, Professor Ele Ferrannini, Dr. Robert R. Henry, Professor Avram Hershko, Dr. Harold Jacob and Dr. Jane E. B. Reusch.

Dr. Roy Eldor, MD, PhD, joined the Oramed Scientific Advisory Board in July 2016. He is an endocrinologist, internist and researcher with over twenty years of clinical and scientific experience. He is currently Director of the Diabetes Unit at the Institute of Endocrinology, Metabolism & Hypertension, Tel-Aviv Sourasky Medical Center. Prior to that, Dr. Eldor served as Principal Scientist at Merck Research Laboratories, Clinical Research - Diabetes & Endocrinology, Rahway, New Jersey. He has previously served as a senior physician in internal medicine at the Diabetes Unit in Hadassah Hebrew University Hospital, Jerusalem, Israel; and the Diabetes Division at the University of Texas Health Science Center in San Antonio, Texas (under the guidance of Dr. R.A. DeFronzo). Dr. Eldor is a recognized expert, with over 35 peer reviewed papers and book chapters, and has been a guest speaker at numerous international forums.

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

Dr. Robert R. Henry, MD, joined the Oramed Scientific Advisory Board in February 2018 and is a leader in diabetes research. As a past President of the ADA and recipient of its Banting Medal for Scientific Achievement, among other international recognitions, his basic and clinical research funded by the National Institutes of Health, or NIH, has resulted in more than 400 journal articles, chapters and books. Dr. Henry is currently Chief of the Section of Endocrinology, Metabolism & Diabetes, Veterans Affairs Healthcare System in San Diego, California, Professor of Medicine at the University of California, San Diego and Chief of the Center for Metabolic Research in San Diego, California. In addition to studying the metabolic and cardiovascular effects of human skeletal muscle and adipose tissue signaling and interactions, his current clinical research interests involve the study and development of new therapies for type 1 and type 2 diabetes and obesity.

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

Dr. Jane E. B. Reusch, MD, joined the Oramed Scientific Advisory Board in February 2018. She is a distinguished academic physician-scientist-diabetologist committed to understanding and treating the vascular complications of diabetes. She is currently Professor of Medicine and Associate Director, Center for Women’s Health, at the University of Colorado at Denver and Director of the Diabetes Care Team at the Veteran’s Administration Medical Center in Denver, Colorado. Dr. Reusch has been awarded numerous NIH Research Project Grant (R01) and VA Merit grants for both basic and clinical research, leading to more than 100 peer-reviewed publications on diabetes and diabetic vascular complications. In a continuation of her life-long service to the diabetes community, Dr. Reusch is the current ADA President for Medicine and Science.

Employees

We have been successful in retaining experienced personnel involved in our research and development program. In addition, we believe we have successfully recruited the clinical/regulatory, quality assurance and other personnel needed to advance through clinical studies or have engaged the services of experts in the field for these requirements. As of August 31, 2018, we have contracted with thirteen individuals for employment or consulting arrangements. Of our staff, five are senior management, four are engaged in research and development work, and the remaining four are involved in administration work.

Additional Information

Additional information about us is contained on our Internet website at www.oramed.com. Information on our website is not incorporated by reference into this report. On our website, under “Investors”, “SEC Filings”, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports filed with the SEC are made available on its website at www.sec.gov. The following Corporate Governance documents are also posted on our website: Code of Ethics, Whistleblowing Policy and the Charters for each of the Audit Committee, Compensation Committee and Nominating Committee of our Board.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this Annual Report on Form 10-K before making an investment decision. Our business, prospects, financial condition and results of operations may be materially and adversely affected as a result of any of the following risks. The value of our securities could decline as a result of any of these risks. You could lose all or part of your investment in our securities. Some of the statements in “Item 1A. Risk Factors” are forward-looking statements. The following risk factors are not the only risk factors facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

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

If we cannot secure adequate financing when needed, we may be required to delay, scale back or eliminate one or more of our research and development programs or to enter into license or other arrangements with third parties to commercialize products or technologies that we would otherwise seek to develop ourselves and commercialize ourselves. In such event, our business, prospects, financial condition and results of operations may be adversely affected as we may be required to scale-back, eliminate, or delay development efforts or product introductions or enter into royalty, sales or other agreements with third parties in order to commercialize our products.

We have a history of losses and can provide no assurance as to our future operating results.

We do not have sufficient revenues from our research and development activities to fully support our operations. Consequently, we have incurred net losses and negative cash flows since inception. We currently have only licensing revenues and no product revenues, and may not succeed in developing or commercializing any products which could generate product revenues. We do not expect to have any products on the market for several years. In addition, development of our product candidates requires a process of pre-clinical and clinical testing, during which our products could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we will not be able to market our product candidates. Eventual profitability will depend on our success in developing, manufacturing, and marketing our product candidates. As of August 31, 2018, August 31, 2017 and August 31, 2016, we had working capital of $26,484,000, $15,132,000 and $27,609,000, respectively, and stockholders’ equity of $31,112,000, $19,238,000 and $26,190,000, respectively. During fiscal 2018 and the fiscal years ended August 31, 2017, or fiscal 2017, and 2016, or fiscal 2016, we generated revenues of $2,449,000, $2,456,000 and $641,000, respectively. For the period from our inception on April 12, 2002 through August 31, 2018, fiscal 2018, fiscal 2017 and fiscal 2016, we incurred net losses of $69,223,000, $12,727,000, $10,480,000 and $10,964,000, respectively. We may never achieve profitability and expect to incur net losses in the foreseeable future. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies. We currently hold several pending patent applications in the United States, Canada, Brazil, Europe, India, Hong Kong, Japan and China for our technologies covering oral administration of insulin and other proteins and oral administration of exenatide and proteins and 74 patents issued by the United States, Australian, Canadian, Chinese, Israeli, Japanese, New Zealand, South African, Russian, European, Hong Kong, Swiss, German, Spanish, French, United Kingdom, Italian, Indian, Austrian, Belgian, Irish, Swedish, Denmark, Luxembourg, Monaco, Norway and Netherlands patent offices for our technologies covering oral administration of insulin and other proteins, or for our technologies covering oral administration of exenatide, or for methods and compositions for treating diabetes. Further, we intend to rely on a combination of trade secrets and non-disclosure and other contractual agreements and technical measures to protect our rights in our technology. We intend to depend upon confidentiality agreements with our officers, directors, employees, consultants, and subcontractors, as well as collaborative partners, to maintain the proprietary nature of our technology. These measures may not afford us sufficient or complete protection, and others may independently develop technology similar to ours, otherwise avoid our confidentiality agreements, or produce patents that would materially and adversely affect our business, prospects, financial condition and results of operations. We believe that our technology is not subject to any infringement actions based upon the patents of any third parties; however, our technology may in the future be found to infringe upon the rights of others. Others may assert infringement claims against us or against companies to which we have licensed our technology, and if we should be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, our ability to continue to use our technology could be materially restricted or prohibited. If this event occurs, we may be required to obtain licenses from the holders of this intellectual property, enter into royalty agreements, or redesign our products so as not to utilize this intellectual property, each of which may prove to be uneconomical or otherwise impossible. Licenses or royalty agreements required in order for us to use this technology may not be available on terms acceptable to us, or at all. These claims could result in litigation, which could materially adversely affect our business, prospects, financial condition and results of operations. Further, we may need to indemnify companies to which we licensed our technology in the event that such technology is found to infringe upon the rights of others.

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

The successful commercialization of our oral insulin capsule is crucial for our success. At present, our principal product is the oral insulin capsule. Our oral insulin capsule is in a clinical development stage and faces a variety of risks and uncertainties. Principally, these risks include the following:

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

We may encounter problems in clinical trials that may cause us or the FDA or foreign regulatory agencies to delay, suspend or terminate our clinical trials at any phase. These problems could include the possibility that we may not be able to conduct clinical trials at our preferred sites, enroll a sufficient number of patients for our clinical trials at one or more sites or begin or successfully complete clinical trials in a timely fashion, if at all. Furthermore, we, the FDA or foreign regulatory agencies may suspend clinical trials at any time if we or they believe the subjects participating in the trials are being exposed to unacceptable health risks or if we or they find deficiencies in the clinical trial process or conduct of the investigation. If clinical trials of any of the product candidates fail, we will not be able to market the product candidate which is the subject of the failed clinical trials. The FDA and foreign regulatory agencies could also require additional clinical trials, which would result in increased costs and significant development delays. Our failure to adequately demonstrate the safety and effectiveness of a pharmaceutical product candidate under development could delay or prevent regulatory approval of the product candidate and could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We cannot predict with any certainty the amount of time necessary to obtain regulatory approvals, including from the FDA or other foreign regulatory authorities, and whether any such approvals will ultimately be granted. In any event, review and approval by the regulatory bodies is anticipated to take a number of years. Preclinical and clinical trials may reveal that one or more of our products are ineffective or unsafe, in which event further development of such products could be seriously delayed or terminated. Moreover, obtaining approval for certain products may require the testing on human subjects of substances whose effects on humans are not fully understood or documented. Delays in obtaining necessary regulatory approvals of any proposed product and failure to receive such approvals would have an adverse effect on the product’s potential commercial success and on our business, prospects, financial condition and results of operations. In addition, it is possible that a product may be found to be ineffective or unsafe due to conditions or facts which arise after development has been completed and regulatory approvals have been obtained. In this event we may be required to withdraw such product from the market. See “Item 1. Business—Description of Business—Government Regulation.”

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

We are highly dependent upon our ability to enter into agreements with collaborative partners to develop, commercialize and market our products.

Our long-term strategy is to ultimately seek a strategic commercial partner, or partners, such as large pharmaceutical companies, with extensive experience in the development, commercialization and marketing of insulin applications and/or other orally digestible drugs. We anticipate such partner or partners would be responsible for, or substantially support, late stage clinical trials (Phase III) and sales and marketing of our oral insulin capsule and other products. Such planned strategic partnership, or partnerships, may provide a marketing and sales infrastructure for our products as well as financial and operational support for global clinical trials, post marketing studies, label expansions and other regulatory requirements concerning future clinical development in the United States and elsewhere.

While our strategy is to partner with an appropriate party, no assurance can be given that any third party would be interested in partnering with us. We currently lack the resources to manufacture any of our product candidates on a large scale and we have no sales, marketing or distribution capabilities. In the event we are not able to enter into a collaborative agreement with a partner, or partners, on commercially reasonable terms, or at all, we may be unable to commercialize our products, which would have a material adverse effect upon our business, prospects, financial condition and results of operations.

The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and a high degree of competition. We may be unable to compete with more substantial enterprises.

The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and a high degree of competition. As a result, our products could become obsolete before we recoup any portion of our related research and development and commercialization expenses. These industries are highly competitive, and this competition comes both from biotechnology firms and from major pharmaceutical and chemical companies. Many of these companies have substantially greater financial, marketing and human resources than we do (including, in some cases, substantially greater experience in clinical testing, manufacturing and marketing of pharmaceutical products). We also experience competition in the development of our products from universities and other research institutions and compete with others in acquiring technology from such universities and institutions. In addition, certain of our products may be subject to competition from products developed using other technologies. See “Item 1. Business—Description of Business—Competition.”

We have limited senior management resources and may be required to obtain more resources to manage our growth.

We expect the expansion of our business to place a significant strain on our limited managerial, operational and financial resources. We will be required to expand our operational and financial systems significantly and to expand, train and manage our work force in order to manage the expansion of our operations. Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition and results of operations. Our ability to attract and retain highly skilled personnel is critical to our operations and expansion. We face competition for these types of personnel from other technology companies and more established organizations, many of which have significantly larger operations and greater financial, technical, human and other resources than we have. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms or at all. If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition and results of operations will be materially adversely affected. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 1. Business—Description of Business—Strategy” and “—Employees.”

We depend upon our senior management and skilled personnel and their loss or unavailability could put us at a competitive disadvantage.

We currently depend upon the efforts and abilities of our senior executives, as well as the services of several key consultants and other key personnel, including Dr. Miriam Kidron, our Chief Scientific Officer. The loss or unavailability of the services of any of these individuals for any significant period of time could have a material adverse effect on our business, prospects, financial condition and results of operations. We do not maintain “key man” life insurance policies for any of our senior executives. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. There is currently a shortage of employees with expertise in developing, manufacturing and commercialization of products and related clinical and regulatory affairs, and this shortage is likely to continue. Competition for skilled personnel is intense and turnover rates are high. Our ability to attract and retain qualified personnel may be limited. Our inability to attract and retain qualified skilled personnel would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

In September 2017, members of the U.S. Congress introduced legislation with the announced intention to repeal and replace major provisions of the Patient Protection and Affordable Care Act, or the ACA. In addition to those efforts, on October 12, 2017, President Trump signed an executive order that modified certain aspects of the ACA. Attempts to repeal or to repeal and replace the ACA will likely continue. In addition, various other healthcare reform proposals have also emerged at the federal and state level. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us.

Changes to tax laws could have a negative effect on us or our stockholders.

At any time, the U.S. federal or state income tax laws, or the administrative interpretations of those laws, may be amended. Federal and state tax laws are constantly under review by persons involved in the legislative process, the U.S. Internal Revenue Service, the U.S. Department of the Treasury and state taxing authorities. Changes to the tax laws, regulations and administrative interpretations, which may have retroactive application, could adversely affect us.

Tax reform legislation in December 2017 made substantial changes to the Internal Revenue Code of 1986, as amended, or the Code, particularly as it relates to the taxation of both corporate income and international income. Among those changes are a significant permanent reduction in the generally applicable corporate income tax rate and the modification of tax policies, credits and deductions for businesses and individuals. This legislation also imposes additional limitations on the deduction of net operating losses, which could negatively impact our ability to utilize our net operating losses to offset our taxable income in future taxable years. The effect of these and other changes made in this legislation is still uncertain in many respects, both in terms of their direct effect on the taxation of an investment in our securities and their indirect effect on the value of assets owned by us.  Furthermore, many of the provisions of the new law will require additional guidance in order to assess their effect. It is also possible that there will be technical corrections legislation proposed with respect to the tax reform legislation, the effect of which cannot be predicted and may be adverse to us or our stockholders. Our stockholders are encouraged to consult with their tax advisors about the potential effects that changes in law may have on them and their ownership of our securities.

We are exposed to fluctuations in currency exchange rates.

A considerable amount of our expenses are generated in dollars or in dollar-linked currencies, but a significant portion of our expenses such as some clinical studies and payroll costs are generated in other currencies such as NIS, Euro and British pounds. Most of the time, our non-dollar assets are not totally offset by non-dollar liabilities. Due to the foregoing and to the fact that our financial results are measured in dollars, our results could be adversely affected as a result of a strengthening or weakening of the dollar compared to these other currencies. During the fiscal years ended August 31, 2014, 2017 and 2018, the dollar depreciated in relation to the NIS, which raised the dollar cost of our Israeli based operations and adversely affected our financial results, while during the fiscal years ended August 31, 2015 and 2016, the dollar increased in relation to the NIS, which reduced the dollar cost of our Israeli based operations costs. In addition, our results could also be adversely affected if we are unable to guard against currency fluctuations in the future. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks. These transactions, however, may not adequately protect us from future currency fluctuations and, even if they do protect us, may involve operational or financing costs we would not otherwise incur.

Risks Related to our Common Stock

As the market price of our common stock may fluctuate significantly, this may make it difficult for you to sell your shares of common stock when you want or at prices you find attractive.

The price of our common stock is currently listed on Nasdaq and on the Tel Aviv Stock Exchange and constantly changes. In recent years, the stock market in general has experienced extreme price and volume fluctuations. We expect that the market price of our common stock will continue to fluctuate. These fluctuations may result from a variety of factors, many of which are beyond our control. These factors include:

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of November 26, 2018, we had outstanding 17,378,359 shares of common stock, a large majority of which are freely tradable. Giving effect to the exercise in full of all of our outstanding warrants, options and restricted stock units, or RSUs, including those currently unexercisable or unvested, we would have outstanding 21,814,795 shares of common stock.

Our issuance of warrants, options and RSUs to investors, employees and consultants may have a negative effect on the trading prices of our common stock as well as a dilutive effect.

We have issued and may continue to issue warrants, options, RSUs and convertible notes at, above or below the current market price. As of November 26, 2018, we had outstanding warrants and options exercisable for 4,271,800 shares of common stock at a weighted average exercise price of $7.26. We also had outstanding RSUs exercisable for 164,636 shares of common stock at a total exercise price of $900. In addition to the dilutive effect of a large number of shares of common stock and a low exercise price for the warrants and options, there is a potential that a large number of underlying shares of common stock may be sold in the open market at any given time, which could place downward pressure on the trading of our common stock.

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

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Any credit agreements which we may enter into with institutional lenders or otherwise may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, capital requirements and any other factors that our Board decides is relevant.

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.

As of November 26, 2018, our directors, executive officers and principal affiliated stockholders beneficially own approximately 23.6% of our outstanding shares of common stock, excluding shares issuable upon the exercise of options, warrants and RSUs. As a result, these stockholders, should they act together, may have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, should they act together, may have the ability to control our management and affairs. Accordingly, this concentration of ownership might harm the market price of our common stock by:

●	Delaying, deferring or preventing a change in corporate control,

●	Impeding a merger, consolidation, takeover or other business combination involving us, or

●	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Risks Related to Conducting Business in Israel

We are affected by the political, economic and military risks of having operations in Israel.

We have operations in the State of Israel, and we are directly affected by political, economic and security conditions in that country. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. In addition, acts of terrorism, armed conflicts or political instability in the region could negatively affect local business conditions and harm our results of operations. We cannot predict the effect on the region of any diplomatic initiatives or political developments involving Israel or the Palestinians or other countries and territories in the Middle East. Recent political events, including political uprisings, social unrest and regime change, in various countries in the Middle East and North Africa have weakened the stability of those countries and territories, which could result in extremists coming to power. In addition, Iran has threatened to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza and Hezbollah in Lebanon. This situation has escalated in the past and may potentially escalate in the future to violent events which may affect Israel and us. Our business, prospects, financial condition and results of operations could be materially adversely affected if major hostilities involving Israel should occur or if trade between Israel and its current trading partners is interrupted or curtailed.

All adult male permanent residents of Israel, unless exempt, may be required to perform military reserve duty annually. Additionally, all such residents are subject to being called to active duty at any time under emergency circumstances. Some of our officers, directors and employees currently are obligated to perform annual military reserve duty. We can provide no assurance that such requirements will not have a material adverse effect on our business, prospects, financial condition and results of operations in the future, particularly if emergency circumstances occur.

Because we received grants from the Israel Innovation Authority of the Israeli Ministry of Economy & Industry we are subject to ongoing restrictions.

We received royalty-bearing grants from the Israel Innovation Authority of the Israeli Ministry of Economy & Industry, or IIA, for research and development programs that meet specified criteria. We did not recognize any grants in fiscals 2018, 2017 and 2016. We do not expect to receive further grants from the IIA in the future. The terms of the IIA grants limit our ability to transfer know-how developed under an approved research and development program outside of Israel, regardless of whether the royalties were fully paid.

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

Subject to specified time limitations and legal procedures, under the rules of private international law currently prevailing in Israel, Israeli courts may enforce a U.S. judgment in a civil matter, including a judgment based upon the civil liability provisions of the U.S. securities laws, as well as a monetary or compensatory judgment in a non-civil matter, provided that the following key conditions are met:

●	subject to limited exceptions, the judgment is final and non-appealable;

●	the judgment was given by a court competent under the laws of the state in which the court is located and is otherwise enforceable in such state;

●	the judgment was rendered by a court competent under the rules of private international law applicable in Israel;

●	the laws of the state in which the judgment was given provides for the enforcement of judgments of Israeli courts;

●	adequate service of process has been effected and the defendant has had a reasonable opportunity to present its arguments and evidence;

●	the judgment and its enforcement are not contrary to the law, public policy, security or sovereignty of the State of Israel;

●	the judgment was not obtained by fraud and does not conflict with any other valid judgment in the same matter between the same parties; and

●	an action between the same parties in the same matter was not pending in any Israeli court at the time the lawsuit was instituted in the U.S. court.

If any of these conditions are not met, Israeli courts will likely not enforce the applicable U.S. judgment.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 142 W. 57th Street New York, New York. The current lease term is for 12 months starting September 1, 2018 and can be terminated at any time upon one month’s notice. The aggregate annual base rent for this space is currently $14,000.

Our Israeli subsidiary’s principal executive offices are located in Givat-Ram, Jerusalem, Israel. The current lease term is scheduled to end on September 30, 2021. The aggregate annual base rent for this space is currently $37,000, linked to the increase in the Israeli consumer price index. As security for our obligations under the lease agreement, we provided a bank guarantee in an amount equal to three monthly lease payments, valid until December 31, 2021.

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

Holders

As of November 26, 2018, there were 17,378,359 shares of our common stock issued and outstanding held of record by approximately 40 registered stockholders. We believe that a significant number of stockholders hold their shares of our common stock in brokerage accounts and registered in the name of stock depositories and are therefore not included in the number of stockholders of record.

Unregistered Sales of Equity Securities and Use of Proceeds

On August 1, 2018, we issued 2,500 shares of our common stock, valued at $13,250, in the aggregate, to Corporate Profile, LLC, or Corporate Profile, in payment of a portion of the consulting fee for investor relations services owed to Corporate Profile pursuant to a Letter Agreement, dated April 8, 2018, between us and Corporate Profile.

On July 26, 2018, we issued 4,180 shares of our common stock, valued at $25,000, in the aggregate, to Acorn Management Partners, L.L.C., or Acorn, in payment of a portion of the consulting fee for investor relations services owed to Acorn pursuant to a Consulting Agreement, dated July 15, 2018, between us and Acorn.

These issuances and sales were exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA.

The selected data presented below under the captions “Statements of Comprehensive Loss Data” and “Balance Sheet Data” for, and as of the end of, each of the fiscal years in the five-year period ended August 31, 2018, are derived from, and should be read in conjunction with, our audited consolidated financial statements.

The selected information contained in this table should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of comprehensive loss data for fiscals 2018, 2017 and 2016 and the selected consolidated balance sheet data as of August 31, 2018 and 2017, are derived from the audited consolidated financial statements included elsewhere in this Annual Report. The statement of operations data for the years ended August 31, 2015 and 2014 and the balance sheet data as of August 31, 2016, 2015 and 2014 are derived from audited financial statements not included in this Annual Report. The historical results presented below are not necessarily indicative of future results.

	2018	2017	2016	2015	2014
	(in thousands of dollars except share and per share data)
Statements of Comprehensive Loss:
Revenues	$2,449	$2,456	$641	$-	$-
Cost of revenues (income)	(86)	187	490	-	-
Research and development expenses	11,979	10,281	7,709	4,781	3,277
General and administrative expenses	4,083	2,759	2,452	2,602	2,629
Financial income	903	792	474	168	225
Financial expenses	103	101	93	18	11
Loss before taxes on income	12,727	10,080	9,629	7,233	5,692
Taxes on income (Tax benefit)	-	400	1,335	(1)	4
Net loss for the year	$12,727	$10,480	$10,964	$7,232	$5,696
Loss per common share – basic and diluted	$0.86	$0.79	$0.87	$0.67	$0.62

Weighted average common shares outstanding	14,882,356	13,309,372	12,624,356	10,820,465	9,244,059

	As of August 31,
	2018	2017	2016	2015	2014
	in thousands of dollars except share and per share data
Balance Sheet Data:
Cash, cash equivalents, short-term deposits, restricted cash and marketable securities	$30,463	$20,138	$31,032	$17,245	$21,306
Other current assets	574	159	198	127	472
Long-term deposits and other assets	13,575	16,262	11,070	8,042	24
Long-term marketable securities	2,785	2,151	530	940	-
Total assets	47,397	38,712	42,830	26,354	21,802
Current liabilities	4,553	5,165	3,621	1,489	973
Long-term liabilities	11,732	14,309	13,019	37	36
Stockholders’ equity	31,112	19,238	26,190	24,828	20,793

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

Oral Insulin: We are seeking to revolutionize the treatment of diabetes through our proprietary flagship product, ORMD-0801, an orally ingestible insulin capsule. We initiated a three-month dose-ranging Phase IIb clinical trial on approximately 285 type 2 diabetic patients in multiple centers throughout the United States pursuant to an IND to assess the safety and evaluate the effect of ORMD-0801 on HbA1c levels over a 90 day treatment period. We also initiated a glucose clamp study to quantify insulin absorption in type 1 diabetic patients treated with ORMD-0801. In addition we initiated a food effect trial to evaluate the pharmacokinetics and pharmacodynamics of ORMD-0801 taken at different times in relation to meals in healthy volunteers and patients with type 1 diabetes. We completed a Phase IIb clinical trial in patients with type 2 diabetes under an IND, following which we conducted a Phase IIa, dose finding clinical trial to better define the optimal dosing of ORMD-0801 moving forward. We also completed Phase IIa clinical trials in patients with both type 1 and type 2 diabetes. During a call with the FDA regarding ORMD-0801, we were advised that the regulatory pathway for submission of ORMD-0801 would be a BLA.

GLP-1 Analog: Our second pipeline product, ORMD-0901, is an orally ingestible exenatide (GLP-1 analog) capsule, which aids in the balance of blood-sugar levels and decreases appetite. In September 2018, the FDA cleared our IND application for human trials of ORMD-0901. We expect to initiate in the first quarter of calendar year 2019 a Phase I PK trial to evaluate the safety and the pharmacokinetics of ORMD-0901 compared to placebo.

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

Other products: We initiated an exploratory clinical study of ORMD-0801 in patients with NASH to assess the effectiveness of ORMD-0801 in reducing liver fat content, inflammation and fibrosis in patients with NASH. In addition, we have begun developing a new drug candidate, a weight loss treatment in the form of an oral leptin capsule, and plan to initiate in calendar year 2019 a proof of concept study for our oral leptin drug candidate.

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

Comparison of Fiscal 2018 to Fiscal 2017 and Fiscal 2017 to Fiscal 2016

The following table summarizes certain statements of operations data for us for the twelve month periods ended August 31, 2018, 2017 and 2016:

	Year ended August 31,
Operating Data:	2018	2017	2016
	(dollar amounts in thousands)

Revenues	$2,449	$2,456	$641
Cost of revenues (income)	(86)	187	490
Research and development expenses	11,979	10,281	7,709
General and administrative expenses	4,083	2,759	2,452
Financial income, net	800	691	381
Loss before taxes on income	12,727	10,080	9,629
Taxes on income	-	400	1,335
Net loss for the year	12,727	10,480	10,964

Loss per common share – basic and diluted	$0.86	$0.79	$0.87
Weighted average common shares outstanding	14,882,356	13,309,372	12,624,356

Revenues

Revenues consist of proceeds related to the License Agreement that are recognized over the period from which the Company is entitled to the respective payments and through June 2023.

Revenues for fiscal 2018 totaled $2,449,000, consistent with $2,456,000 for fiscal 2017.

Revenues for fiscal 2017 increased by 283% to $2,456,000 from $641,000 for fiscal 2016. The increase is attributed to milestone payments received during fiscal 2016 in connection with the License Agreement which are recognized through the expected product submission date using a time-based model approach.

Cost of revenues (income)

Cost of revenues consists of royalties related to the License Agreement that will be paid over the term of the License Agreement in accordance with revenue recognition accounting and the Law for the Encouragement of Industrial Research, Development and Technological Innovation, 1984, as amended, including any regulations or tracks promulgated thereunder, or the R&D Law.

Cost of revenues for fiscal 2018 decreased to income of $86,000 compared to cost of $187,000 for fiscal 2017. The decrease is attributed to a decrease in the royalties we are obligated to pay to the IIA from 3.5% to 3% due to the amendment of the applicable regulations, as well as due to no additional milestone payments having been received during fiscal 2018.

Cost of revenues for fiscal 2017 decreased by 62% to $187,000 from $490,000 for fiscal 2016. The decrease reflects a decrease in the milestone payments received during the year.

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

Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. We outsource a substantial portion of our clinical trial activities, utilizing external entities such as CROs, independent clinical investigators and other third-party service providers to assist us with the execution of our clinical studies.

Clinical activities which relate principally to clinical sites and other administrative functions to manage our clinical trials are performed primarily by CROs. CROs typically perform most of the start-up activities for our trials, including document preparation, site identification, screening and preparation, pre-study visits, training and program management.

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

Research and development expenses for fiscal 2018 increased by 16.5% to $11,979,000 from $10,281,000 for fiscal 2017. The increase is mainly attributed to expenses related to our Phase IIb three-month dose-ranging clinical trial, our clamp study and our oral leptin development and is partially offset by a decrease in expenses related to toxicology studies and scale-up process development and production of our oral capsule ingredients. During fiscal 2018, stock-based compensation costs totaled $575,000, as compared to $1,134,000 during fiscal 2017. The decrease is mainly attributable to the progress in amortization of awards granted in prior periods and is partially offset by an increase due to awards granted to employees and a consultant during fiscals 2018 and 2017.

Research and development expenses for fiscal 2017 increased by 33% to $10,281,000 from $7,709,000 for fiscal 2016. The increase is mainly attributed to expenses related to process development and production of our capsules and the required ingredients, progress in toxicology studies and increase in stock-based compensation costs, partially offset by a decrease in clinical trials due to completion of our previous Phase IIb clinical trial. During fiscal 2017, stock-based compensation costs totaled $1,134,000, as compared to $304,000 during fiscal 2016.

Government grants

The Government of Israel encourages research and development projects through the IIA, pursuant to the R&D Law. Under the R&D Law, a research and development plan that meets specified criteria is generally eligible for a grant of up to 50% of certain approved research and development expenditures. Each plan must be approved by the IIA.

In fiscals 2018, 2017 and 2016, we did not recognize any research and development grants. As of August 31, 2018, we incurred a liability to pay royalties to the IIA of $390,000.

Under the terms of the grants we received from the IIA, we are obligated to pay royalties of 3% on all revenues derived from the sale of the products developed pursuant to the funded plans, including revenues from licensed ancillary services. Royalties are generally payable up to a maximum amount equaling 100% of the grants received (dollar linked) with the addition of interest at an annual rate based on the LIBOR rate.

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

Grants from Bio-Jerusalem

The Bio-Jerusalem fund was founded by the Jerusalem Development Authority in order to support the biomed industry in Jerusalem. We were committed to pay royalties to the Bio-Jerusalem fund on proceeds from future sales at a rate of 4% and up to 100% of the amount of the grants received by the Company (Israeli CPI linked) in the total aggregate amount of $65,000. As of August 31, 2018, we had no liability to the Bio-Jerusalem fund, as all royalties were paid.

General and administrative expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, travel expenses, business development costs, insurance expenses and other general costs.

General and administrative expenses increased by 48% from $2,759,000 for fiscal 2017 to $4,083,000 for fiscal 2018. The increase in costs incurred related to general and administrative activities during fiscal 2018, is mainly attributable to an increase in stock-based compensation costs and expenses related to the relocation of our Chief Executive Officer to New York, where the Company leases an office and has its principal executive office. During fiscal 2018, as part of our general and administrative expenses, we incurred $972,000 related to stock-based compensation costs, as compared to $440,000 during fiscal 2017. The increase is mainly attributable to awards granted to employees and directors during fiscals 2018 and 2017.

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

Financial income, net

Net financial income was $800,000 for fiscal 2018 as compared to net financial income of $691,000 for fiscal 2017. The increase is mainly attributable to an increase in income from bank deposits and held to maturity bonds as a result of an increase in interest rates.

Net financial income was $691,000 for fiscal 2017 as compared to net financial income of $381,000 for fiscal 2016. The increase is mainly due to an increase in income from bank deposits and held to maturity bonds as a result of the proceeds related to the License Agreement and due to an increase in yield rates on investments.

Taxes on income

No taxes on income were recognized for fiscal 2018 as compared to $400,000 for fiscal 2017. The decrease is due to the absence of withholding taxes during the more recent period as compared to the prior period, as withholding taxes were recorded during fiscal 2017 in connection with the receipt of a milestone payment pursuant to the License Agreement.

We had taxes on income of $400,000 for fiscal 2017 as compared to $1,335,000 for fiscal 2016. The decrease is due to a decrease in withholding taxes during fiscal 2017 as compared to fiscal 2016, attributable to the decrease in milestone payments received in connection with the License Agreement.

Other comprehensive income

Unrealized gain on available for sale securities for fiscal 2018 of $301,000 resulted from an increase attributable to the measurement of our Entera ordinary shares at fair value from the date they began trading on Nasdaq instead of measurement at cost method in prior periods, partially offset by a decrease in fair value of our D.N.A ordinary shares.

Unrealized gain on available for sale securities for fiscal 2017 of $295,000 resulted from the increase in fair value of our D.N.A ordinary shares.

Liquidity and Capital Resources

From our inception through August 31, 2018, we have incurred losses in an aggregate amount of $69,223,000. During that period we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of $77,736,000, net of transaction costs. During that period we also received cash consideration of $5,877,000 from the exercise of warrants and options. We will seek to obtain additional financing through similar sources in the future as needed. As of August 31, 2018, we had $4,996,000 of available cash, $34,417,000 of short term and long term deposits and $7,377,000 of marketable securities.

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

As of August 31, 2018, our total current assets were $31,037,000 and our total current liabilities were $4,553,000. On August 31, 2018, we had a working capital surplus of $26,484,000 and an accumulated loss of $69,223,000. As of August 31, 2017, our total current assets were $20,297,000 and our total current liabilities were $5,165,000. On August 31, 2017, we had a working capital surplus of $15,132,000 and an accumulated loss of $56,496,000. The increase in working capital surplus from August 31, 2017 to August 31, 2018 was primarily due to the proceeds from a registered direct offering, or the Offering, completed in July 2018.

During fiscal 2018, cash and cash equivalents increased to $4,996,000 from $3,969,000 as of August 31, 2017, which is due to the reasons described below.

Operating activities used cash of $14,657,000 in fiscal 2018 compared to $5,831,000 used in fiscal 2017. Cash used in operating activities in fiscal 2018 primarily consisted of net loss resulting from research and development and general and administrative expenses and changes in deferred revenues, while cash used by operating activities in fiscal 2017 primarily consisted of net loss resulting from research and development and general and administrative expenses, partially offset by changes in stock-based compensation expenses and deferred revenues.

Investing activities used cash of $7,004,000 in fiscal 2018, as compared to $4,302,000 provided in fiscal 2017. Cash used in investing activities in fiscal 2018 consisted primarily of the purchase of bank deposits and marketable securities, partially offset by the sale of short-term deposits and maturity of marketable securities, while cash provided by investing activities in fiscal 2017 consisted primarily of the proceeds from sale of short-term deposits and maturity of marketable securities, partially offset by the purchase of bank deposits and marketable securities.

Financing activities provided cash of $22,654,000 in fiscal 2018 and $1,586,000 in fiscal 2017. Cash provided by financing activities during both periods consisted of proceeds from our issuance of common stock and warrants and proceeds from exercise of warrants and options. Our primary financing activities in fiscal 2018 and fiscal 2017 were as follows:

●	On July 2, 2018, we entered into a Securities Purchase Agreement with each of three investors, or the Purchasers, pursuant to which we agreed to sell, in the Offering, an aggregate of 2,892,000 units, or the Units, each Unit consisting of one share of our common stock and a warrant to purchase one share of common stock at an exercise price of $7.25 per share, or the Warrants, to the Purchasers for an offering price of $6.25 per Unit. The Warrants will be exercisable commencing six months following their issuance for a period of three and one-half years from the date of issuance. The closing of the sale of the Units occurred on July 6, 2018. The net proceeds to us from the Offering, after deducting the placement agent’s fees and expenses and our Offering expenses were approximately $16,484,000.

●	On July 2, 2018, we entered into a letter agreement with H.C. Wainwright & Co., LLC, or HCW, pursuant to which HCW agreed to serve as exclusive placement agent in any offering by us occurring between July 2, 2018 and August 1, 2018. For its services in the Offering, HCW received a fee equal to 7% of the gross proceeds raised in the Offering and a management fee of 1% of the gross proceeds raised in the Offering, up to $50,000 for non-accountable expenses as well as warrants to purchase up to 115,680 shares of our common stock, exercisable for a period of three and one-half years from the date of issuance and with an exercise price of $7.8125 per share. Upon the exercise of the Warrants, HCW will receive a fee equal to 7% of the gross proceeds raised as a result of such exercise.

●	During fiscal 2018, 138,071 warrants were exercised for cash and resulted in the issuance of 138,071 shares of common stock and 50,750 options were exercised for cash and resulted in the issuance of 50,750 shares of common stock. The cash consideration received for the exercise of warrants was $790,000 and the cash consideration received for the exercise of options was $207,000. During fiscal 2017, 248,882 warrants were exercised for cash and resulted in the issuance of 248,882 shares of common stock and 63,900 options were exercised for cash and resulted in the issuance of 63,900 shares of common stock. The cash consideration received for the exercise of warrants was $1,242,000 and the cash consideration received for the exercise of options was $319,000. During fiscal 2018 and fiscal 2017, we issued a total of 24,180 shares of common stock to third party vendors for services rendered. The aggregate value of those shares was approximately $170,000.

●	In November 2017 and February, May, July and August 2018, we issued a total of 14,180 shares of our common stock, valued approximately $99,000, in the aggregate, to certain service providers as remuneration for services rendered.

●	On November 30, 2015, we entered into the SPA with HTIT, pursuant to which HTIT agreed to buy and we agreed to sell 1,155,367 shares of our common stock at a price of approximately $10.39 per share, for the aggregate amount of $12 million. The transaction closed on December 28, 2015.

●	On April 2, 2015, we entered into an At The Market Issuance Sales Agreement and on April 5, 2017 into an amendment to such agreement, or the Sales Agreement, pursuant to which we may, from time to time and at our option, issue and sell shares of our common stock having an aggregate offering price of up to $25,000,000, through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to our effective shelf registration statement on Form S-3 including a prospectus dated February 2, 2017, as supplemented by a prospectus supplement dated April 5, 2017. We will pay the sales agent a commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent. As of August 31, 2018, 576,834 shares were sold under the Sales Agreement for aggregate net proceeds of $5,198,000.

Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments at August 31, 2018, and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Clinical research study obligations	$8,044	$8,044	$-	$-	$-
Purchase and technology transfer obligations	5,742	5,742	-	-	-
Operating lease obligations	120	44	73	3	-
Royalty payment obligations	390	77	132	181	-
Accrued severance pay, net	20	-	-	-	20
Total	$14,316	$13,907	$205	$184	$20

Off-Balance Sheet Arrangements

As of August 31, 2018, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of August 31, 2018, we had $5 million in cash and cash equivalents, $34.4 million in short and long term bank deposits and $7.4 million in marketable securities.

We aim to preserve our financial assets, maintain adequate liquidity and maximize return while minimizing exposure to market risks. Such policy further provides that we should hold most of our current assets in bank deposits. As of today, the currency of our financial assets is mainly in U.S. dollars.

Marketable securities

We own 10,208,144 common shares of D.N.A and 117,000 ordinary shares of Entera, which are presented in our financial statements as marketable securities. Marketable securities are presented at fair value and their realization is subject to certain limitations if sold through the market, and we are therefore exposed to market risk. There is no assurance that at the time of sale of the marketable securities the price per share will be the same or higher, nor that we will be able to sell all of the securities at once given the volume of securities we hold. Entera shares are traded on Nasdaq in U.S. dollars, while D.N.A shares are traded on the Tel Aviv Stock Exchange and the D.N.A shares’ price is denominated in NIS. We are also exposed to changes in the market price of the Entera and D.N.A shares, as well as to exchange rates fluctuations in the NIS currency compared to the U.S. dollar with respect to the D.N.A shares.

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

Foreign Currency Exchange Risk and Inflation

A significant portion of our expenditures, including salaries, clinical research expenses, consultants’ fees and office expenses relate to our operations in Israel. The cost of those Israeli operations, as expressed in U.S. dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the NIS in relation to the U.S. dollar. If the U.S. dollar declines in value in relation to the NIS, it will become more expensive for us to fund our operations in Israel. In addition, as of August 31, 2018, we own net balances in NIS of approximately $789,000. Assuming a 10% appreciation of the NIS against the U.S. dollar, we would experience exchange rate gain of approximately $72,000, while assuming a 10% devaluation of the NIS against the U.S. dollar, we would experience an exchange rate loss of approximately $88,000.

The exchange rate of the U.S. dollar to the NIS, based on exchange rates published by the Bank of Israel, was as follows:

	Year Ended August 31,
	2018	2017	2016
Average rate for period	3.544	3.697	3.864
Rate at period-end	3.604	3.596	3.786

We do not use any currency hedging transactions of options or forwards to decrease the risk of financial exposure from fluctuations in the exchange rate of the U.S. dollar against the NIS.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of August 31, 2018 based on the current framework for Internal Control-Integrated Framework (2013) set forth by The Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2018 at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is certain information with respect to the individuals who are our directors and executive officers.

Name	Age	Position

Nadav Kidron	44	President, Chief Executive Officer and Director

Miriam Kidron	78	Chief Scientific Officer and Director

Hilla Eisenberg	34	Chief Financial Officer, Treasurer and Secretary

Mark Hasleton	46	VP Business Development

Aviad Friedman	47	Director

Xiaopeng Li	34	Director

Kevin Rakin	58	Director

Leonard Sank	53	Director

David Slager	46	Director

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

Ms. Hilla Eisenberg was appointed Chief Financial Officer, Treasurer and Secretary effective August 2017. Prior to her appointment, Ms. Eisenberg served as the Company’s Finance Manager from March 2016 until July 2017. Before joining the Company, Ms. Eisenberg provided audit and other accounting services at a certified public accounting firm in Israel. Prior to that, Ms. Eisenberg served as an auditor at PricewaterhouseCoopers in Israel, including a short secondment to PricewaterhouseCoopers in New York. Ms. Eisenberg holds a bachelor’s degree in accounting and economics from Tel-Aviv University and is a certified public accountant in Israel.

Dr. Mark Hasleton was appointed VP Business Development effective November 15, 2018. Prior to his appointment, Dr. Hasleton, served in several leadership and pharmaceutical development roles. From 2010 to 2018, he served in Business Development and later as Senior Director of Portfolio - Global New Therapeutic Entities at Teva Pharmaceutical Industries Ltd. Prior to joining Teva, from 2007 to 2010, Dr. Hasleton was at Bristol Myers Squibb Co., in the UK and then in the European business as EMEA Business Operations Manager - Field Medical. Dr. Hasleton holds a PhD in molecular biology and cancer research from the Imperial College London, UK, a MRes in molecular biology from the University of Manchester, UK and an MBA from Tanaka Business School, Imperial College London, UK.

Mr. Aviad Friedman became a director in August 2016. Mr. Friedman is an international businessman. Since 2007, he has been Chief Executive Officer of Most Properties 1998 Ltd. and the Chairman of the Israel Association of Community Centers since 2013. Mr. Friedman was the first Director General of Israel’s Ministry of Diaspora Affairs and served as personal advisor to Prime Minister Ariel Sharon from 1996 to 1999. Mr. Friedman served as Chief Operating Officer of one of Israel’s premier newspapers, Ma’ariv from 2003 to 2007, and has more than 15 years of experience serving on boards of public and private companies including Maayan Ventures, Capital Point and Rosetta Green Ltd. Mr. Friedman additionally served as an investor and consultant at Rhythmia Medical Inc. from 2007, and was actively involved in the sale of the company to Boston Scientific in 2012. Mr. Friedman holds a bachelor’s degree and master’s degree with honors in Public Administration from Bar-Ilan University.

We believe that Mr. Friedman’s qualifications to serve on our Board include his experience in serving as a director of public and private companies as well as his knowledge and familiarity with corporate finance.

Ms. Xiaopeng Li became a director in January 2016. Ms. Li currently serves on the board of directors in the Chairman’s Office in Hefei Tianmai Biotechnology Development Co. Ltd, or HTBT, where she has served as the head of financing and investment activities since 2013. Ms. Li also has served as Chief Financial Officer of HTIT, an affiliated company of HTBT, since 2016. Prior to that, she was a senior auditor in the Shanghai Branch of Ernst & Young Hua Ming LLP, where she served for four years. Ms. Li holds a bachelor’s degree from the College of Economics, Anhui University, a Master of Accounting degree from Monash University, Australia, and a Master of Management degree from Central Queensland University, Australia. Ms. Li has also been a member of the Association of Chartered Certified Accountants since 2017.

We believe that Ms. Li’s qualifications to serve on our Board include her experience and relevant education in the fields of finance, economics, capital markets and management, as well as her familiarity with the Eastern market.

Mr. Kevin Rakin became a director in August 2016 and Chairman of the Board in July 2017. Mr. Rakin is a co-founder and partner at HighCape Partners, a growth equity life sciences fund where he has served since 2013. From June 2011 to November 2012, Mr. Rakin was the President of Regenerative Medicine at Shire plc, or Shire, a leading specialty biopharmaceutical company. Prior to joining Shire, Mr. Rakin served as the Chairman and Chief Executive Officer of Advanced BioHealing, Inc. from 2007 until its acquisition by Shire for $750 million in June 2011. Mr. Rakin currently serves on the board of Histogenics Corporation and a number of private companies. Mr. Rakin holds an MBA from Columbia University and received his graduate and undergraduate degrees in Commerce from the University of Cape Town, South Africa.

We believe that Mr. Rakin’s qualifications to serve on our Board include his extensive experience as an executive in the biotechnology industry, as well as his service in positions in various companies as a chief executive officer, chief financial officer and president and his involvement in public and private financings and mergers and acquisitions in the biotechnology industry.

Mr. Leonard Sank became a director in October 2007. Mr. Sank is a South African entrepreneur and businessman, whose interests lie in entrepreneurial endeavors and initiatives, with over 20 years’ experience of playing significant leadership roles in developing businesses. For the past seventeen years, Mr. Sank has served on the boards of a few businesses and local non-profit charity organizations in Cape Town, where he resides.

We believe that Mr. Sank’s qualifications to serve on our Board include his years of experience in development stage businesses, as well as his experience serving as a director of many entities.

Mr. David Slager became a director in August 2016. Mr. Slager is the founder and Chairman of Regals Capital Management LP, or Regals Management, and the Portfolio Manager of the fund. Prior to founding Regals Management in 2012, Mr. Slager was the Chairman and the Portfolio Manager of Attara Capital. Prior to Attara Capital in 2009, Mr. Slager was the Vice Chairman of Atticus Capital LP, a global investment management firm he joined in 1998. Mr. Slager’s previous professional experience also includes having been in the Proprietary Equity Arbitrage Group at Goldman, Sachs & Co. in London and a financial analyst at Goldman, Sachs & Co. in New York and London. Mr. Slager holds a master’s degree in Legal Philosophy (Jurisprudence) from Oxford University.

We believe that Mr. Slager’s qualifications to serve on our Board include his years of experience in the capital markets as well as his management skills, his knowledge and familiarity with corporate finance and his familiarity with the Company given his history as a leading stockholder in the Company.

Board of Directors

There are no agreements with respect to the election of directors. Each director is elected for a period of one year at our annual meeting of stockholders and serves until the next such meeting and until his or her successor is duly elected or until his or her earlier resignation or removal. The Board may also appoint additional directors. A director so chosen or appointed will hold office until the next annual meeting of stockholders and until his or her successor is duly elected and qualified or until his or her earlier resignation or removal. The Board has determined that Leonard Sank, David Slager, Kevin Rakin, Aviad Friedman and Xiaopeng Li are independent as defined under the rules promulgated by the Nasdaq. Other than Mr. Slager and Ms. Li, none of the independent directors has any relationship with us besides serving on our Board. In connection with a private placement of our common stock in 2013, we have entered into a letter agreement with Mr. Slager pursuant to which we agreed not to issue stock options with an exercise price below $6.00 per share and not to grant more than 125,000 stock options in any calendar year without the consent of certain stockholders. Ms. Li is the chief financial officer of HTIT, a stockholder holding more than 5% of our common stock and was initially appointed to serve on our Board pursuant to the terms of the SPA dated November 30, 2015, but does not otherwise have any relationship with us. The Board considered these relationships and determined that they would not interfere with Mr. Slager’s or Ms. Li’s exercise of independent judgment in carrying out the responsibilities of a director.

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

Board Meeting Attendance

During fiscal 2018, our Board held 7 meetings and took actions by written consent on one occasion. Ms. Xiaopeng Li attended fewer than 75% of the aggregate of: (i) the total number of meetings of the Board (during the period for which such director served as a director); and (ii) the total number of meetings held by all committees of the Board on which such director served (during the period for which such director served on such committees). Board members are encouraged to attend our annual meetings of stockholders.

Committees

Audit Committee and Audit Committee Financial Expert

The members of our Audit Committee are Aviad Friedman, David Slager and Kevin Rakin. Our Board has determined that Aviad Friedman is an “audit committee financial expert” as set forth in Item 407(d)(5) of Regulation S-K and that all members of the Audit Committee are “independent” as defined by the rules of the SEC and the Nasdaq rules and regulations. The Audit Committee operates under a written charter that is posted on the “Investors” section of our website, www.oramed.com. The primary responsibilities of our Audit Committee include:

●	Overseeing the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company;

●	Appointing, compensating and retaining our registered independent public accounting firm;

●	Overseeing the work performed by any outside accounting firm;

●	Assisting the Board in fulfilling its responsibilities by reviewing: (i) the financial reports provided by us to the SEC, our stockholders or to the general public and (ii) our internal financial and accounting controls; and

●	Recommending, establishing and monitoring procedures designed to improve the quality and reliability of the disclosure of our financial condition and results of operations.

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

Nominating Committee

The members of our Nominating Committee are Leonard Sank and Aviad Friedman. The Board has determined that all of the members of the Nominating Committee are “independent” as defined by the rules of the SEC and Nasdaq rules and regulations. The Nominating Committee operates under a written charter that is posted on the “Investors” section of our website, www.oramed.com. The primary responsibilities of our Nominating Committee include:

●	Overseeing the composition and size of the Board, developing qualification criteria for Board members and actively seeking, interviewing and screening individuals qualified to become Board members for recommendation to the Board;

●	Recommending the composition of the Board for each annual meeting of stockholders; and

●	Reviewing periodically with the Chairman of the Board and the Chief Executive Officer the succession plans relating to positions held by directors, and making recommendations to the Board with respect to the selection and development of individuals to occupy those positions.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to us during fiscal 2018, we believe that during fiscal 2018, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for our senior officers, directors and employees. A copy of the Code of Ethics and Business Conduct is located at our website at www.oramed.com. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver from, a provision of the Code of Ethics that applies to our Chief Executive Officer, or CEO, Chief Financial Officer or controller, or persons performing similar functions and that relates to the Code of Ethics by posting such information on our website, www.oramed.com.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This section explains the policies and decisions that shape our executive compensation program, including its specific objectives and elements, as it relates to our “named executive officers,” or NEOs. Our NEOs for fiscal 2018 are those three individuals listed in the “Summary Compensation Table” below. The Compensation Committee believes that our executive compensation is appropriately designed to incentivize our named executive officers to work for our long-term prosperity, is reasonable in comparison with the levels of compensation provided by comparable companies and reflects a reasonable cost. We believe our named executive officers are critical to the achievement of our corporate goals, through which we can drive stockholder value.

The Compensation Committee of our Board is comprised solely of independent directors as defined by Nasdaq and non-employee directors as defined by Rule 16b-3 under the Exchange Act. The Compensation Committee has the authority and responsibility to review and approve the compensation of our CEO and other executive officers. Other information concerning the structure, roles and responsibilities of our Compensation Committee is set forth in “Board Meetings and Committees—Compensation Committee” section.

Our executive compensation program and our NEOs’ compensation packages are designed around the following objectives:

•	attract, hire, and retain talented and experienced executives;

•	motivate, reward and retain executives whose knowledge, skills and performance are critical to our success;

•	ensure fairness among the executive management team via recognizing the contributions of each executive to our success;

•	focus executive behavior on achievement of our corporate objectives and strategy; and

•	align the interests of management and stockholders by providing management with longer-term incentives through equity ownership.

The Compensation Committee reviews the allocation of compensation components regularly to ensure alignment with strategic and operating goals, competitive market practices and legislative changes. The Compensation Committee does not apply a specific formula to determine the allocation between cash and non-cash forms of compensation. Certain compensation components, such as base salaries, benefits and perquisites, are intended primarily to attract, hire, and retain well-qualified executives. Other compensation elements, such as long-term incentive opportunities, are designed to motivate and reward performance. Long-term incentives are intended to reward NEOs for our long-term performance and executing our business strategy, and to strongly align NEOs’ interests with those of stockholders.

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

In establishing overall executive compensation levels and making specific compensation decisions for our NEOs in fiscal 2018, the Compensation Committee considered a number of criteria, including the executive’s position, scope of responsibilities, prior base salary and annual incentive awards and expected contribution.

Generally, our Compensation Committee reviews and, as appropriate, approves compensation arrangements for the NEOs from time to time but not less than once each year. The Compensation Committee also takes into consideration the CEO’s recommendations for executive compensation of the other NEOs. The CEO generally presents these recommendations at the time of our Compensation Committee’s review of executive compensation arrangements.

Base Salary

The Compensation Committee performs a review of base salaries and monthly compensation for our NEOs from time to time as appropriate. In determining salaries, the Compensation Committee members also take into consideration the scope of the NEOs’ responsibilities and independent third party market data, such as compensation surveys to industry, individual experience and performance and contribution to our clinical, regulatory, commercial and operational performance. None of the factors above has a dominant weight in determining the compensation of our named executive officers, and our Compensation Committee considers the factors as a whole when considering such compensation. In addition, our Compensation Committee uses comparative data regarding compensation paid by peer companies in order to obtain a general understanding of current trends in compensation practices and ranges of amounts being awarded by other public companies, and not as part of an analysis or a formula.

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

We believe that a competitive base salary and monthly compensation is a necessary element of any compensation program that is designed to attract and retain talented and experienced executives. We also believe that attractive base salaries can motivate and reward executives for their overall performance. Base salary and monthly compensation are established in part based on the individual experience, skills and expected contributions to our performance, as well as such executive’s performance during the prior year. Generally, we believe that executives’ base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities, experience and performance at comparable companies. Compensation adjustments are made occasionally based on changes in an executive’s level of responsibility, company progress or on changed local and specific executive employment market conditions.

In fiscal 2018, our Compensation Committee increased the base salary of one of our NEOs by fifteen percent, as it deemed this to be a reasonable rate based on, among other factors, such NEO’s increased responsibilities, and in fiscal 2017, our Compensation Committee increased the base salaries of our NEOs by ten to thirty three percent based on the report from Aon, as it determined salaries were not in line with market.

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

Long-Term Equity Incentive Compensation

Long-term incentive compensation allows the NEOs to share in any appreciation in the value of our common stock. The Compensation Committee believes that stock participation aligns executive officers’ interests with those of our stockholders. Equity incentive awards are generally made at the commencement of employment and following a significant change in job responsibilities, or to meet other special retention or performance objectives. The amounts of the awards are designed to reward past performance and create incentives to meet long-term objectives. Awards are made at a level expected to be competitive within the biotechnology industry, as well as with Israeli-based companies. Awards are made on a discretionary basis and not pursuant to specific criteria set out in advance. In determining the amount of each grant, the Compensation Committee also takes into account the number of shares held by the executive prior to the grant. The vesting schedule for NEOs was based on monthly installments for periods of no longer than three years through the beginning of fiscal 2017; however, following consultation with Aon during fiscal 2017, the vesting schedule for NEOs was changed to generally provide for annual installments for new grants, though the Compensation Committee also utilizes quarterly vesting from time to time. As part of its fiscal 2017 engagement described above, Aon provided consulting services to the Compensation Committee in fiscal 2018 in connection with grants of stock options to our executive officers. Aon reviewed annual long-term incentive grants at peer companies, as well as such grants made by companies in the broader market, based on a blend of Black-Scholes valuations and grants as a percentage of the applicable company’s capitalization. Aon provided recommendations at various percentiles as well as for both the U.S. and Israeli local markets for the Compensation Committee’s consideration. Aon used both a U.S. and an Israeli peer group. The U.S. peer group consisted of the following companies: Actinium Pharmaceuticals Inc., Athersys Inc., Capricor Therapeutics Inc., Cara Therapeutics Inc., Catabasis Pharmaceuticals Inc., Cymabay Therapeutics Inc., Eiger BioPharmaceuticals Inc., Eleven Biotherapeutics Inc., Endocyte Inc., Genocea Biosciences Inc., GlycoMimetics Inc., GTx Inc., Kura Oncology Inc., Ocera Therapeutics Inc., Stemline Therapeutics Inc., Tracon Pharmaceuticals Inc. and vTv Therapeutics Inc. The Israeli peer group consisted of the following companies: Alcobra Ltd. (now Arcturus Therapeutics Ltd.), BioLine Rx Ltd., Can-Fite BioPharma Ltd., Foamix Pharmaceuticals Ltd., Galmed Pharmaceuticals Ltd., Intec Pharma Ltd., Kamada Ltd., MediWound Ltd., Pluristem Therapeutics Inc., Protalix BioTherapeutics Inc., RedHill Biopharma Ltd. and Vascular Biogenics Ltd. Following such consultation, we granted stock options that vest over a period of four years to certain of our executive officers. The Compensation Committee believes that time-based vesting encourages recipients to build stockholder value over a long period of time.

RSU awards provide our NEOs with the right to purchase shares of our common stock at a par value of $0.012, subject to continued employment with our company. In prior years the Compensation Committee chose to grant RSU awards and not options because RSU awards, once vested, always have an immediate financial value to the holder thereof, unlike options where the exercise price might be above the current market price of the shares and therefore not have any intrinsic value to the holder thereof. In addition, because vested RSU awards always have financial value, as opposed to options, we were able to limit the number of securities issued to our NEOs and other employees, directors and consultants. RSUs generally vest over a period of no longer than two years. In June 2017, following consultation with Aon, the Compensation Committee chose to grant options instead of RSUs and in addition granted to the CEO options with a market condition of our share price reaching a certain target, in order to further strengthen the alignment of our NEOs’ interests with those of our stockholders, as part of our efforts to increase the Company’s market value. No RSUs were granted in fiscal 2018.

Benefits and Perquisites

Generally, benefits available to NEOs are available to all employees on similar terms and include welfare benefits, paid time-off, life and disability insurance and other customary or mandatory social benefits in Israel. We provide our NEOs with a phone and a company car, which are customary benefits in Israel to managers and officers.

We do not believe that the benefits and perquisites described above deviate materially from the customary practice for compensation of executive officers by other companies similar in size and stage of development in Israel. These benefits represent a relatively small portion of the executive officers’ total compensation.

In fiscal 2018, the Company retained ORI - Organizational Resources International Ltd., or ORI, to prepare a cost analysis on the difference between the cost of living in Israel and New York. Based on the relocation cost analysis prepared by ORI, the Company pays for certain direct costs, related taxes and expenses incurred in connection with the relocation of our CEO to New York. During fiscal 2018, such relocation expenses totaled approximately $430,000, and included mainly payments intended to reflect the difference in the cost of living between Israel and the United States, relocation expenses, accommodation allowances, education allowances, health insurance and related taxes.

Say-on-Pay Vote

Our stockholders approved, on an advisory basis, our executive compensation program at our 2018 annual meeting of stockholders held on August 28, 2018. We did not seek or receive any specific feedback from our stockholders concerning our executive compensation program during the past fiscal year. The Compensation Committee did not specifically rely on the results of the prior vote in making any compensation-related decisions during fiscal 2018.

REPORT OF THE COMPENSATION COMMITTEE

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

Compensation Committee Members: Aviad Friedman Kevin Rakin Leonard Sank

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation earned by our NEOs for fiscals 2018, 2017 and 2016.

Name and Principal Position	Year (1)	Salary ($) (2)	Bonus ($) (2)(3)	Stock Awards ($) (4)	Option Awards ($) (5)	All Other Compensation ($) (2)(6)	Total ($)
Nadav Kidron	2018	436,310	148,795	-	522,569	442,326	1,550,000
President and CEO and	2017	399,804	123,000	-	585,150	45,579	1,153,533
director (7)	2016	273,086	195,729	-	-	17,366	486,181

Miriam Kidron	2018	273,595	46,614	-	253,204	13,643	587,056
Chief Scientific Officer	2017	254,765	50,000	581,932	359,224	12,775	1,258,696
and director (8)	2016	203,378	136,583	-	-	13,191	353,152

Joshua Hexter	2018	161,002	26,895	-	269,196	50,505	507,598
COO and VP Business	2017	148,499	33,000	463,400	-	46,408	691,307
Development (9)	2016	132,306	86,974	-	-	42,014	261,294

(1)	The information is provided for each fiscal year, which begins on September 1 and ends on August 31.

(2)	Amounts paid for Salary, Bonus and All Other Compensation were originally denominated in NIS and were translated into U.S. Dollars at the then current exchange rate for each payment.

(3)	Bonuses were granted at the discretion of the Compensation Committee.

(4)	For RSU awards, the amounts reflect the grant date fair value, as calculated pursuant to FASB ASC Topic 718. The assumptions used to determine the fair value of the RSU awards are set forth in Note 8 to our audited consolidated financial statements included in this Annual Report on Form 10-K. Our NEOs will not realize the value of these awards in cash unless and until the awards vest and the underlying shares are issued and subsequently sold.

(5)	The amounts reflect the grant date fair value, as calculated pursuant to FASB ASC Topic 718, of these option awards. The assumptions used to determine the fair value of the option awards are set forth in Note 8 to our audited consolidated financial statements included in this Annual Report on Form 10-K. Our NEOs will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.

(6)	See “All Other Compensation Table” below.

(7)	Mr. Kidron receives certain compensation from Oramed Ltd. through KNRY, Ltd., an Israeli entity owned by Dr. Miriam Kidron, or KNRY. See “—Employment and Consulting Agreements” below.

(8)	Dr. Kidron receives compensation from Oramed Ltd. through KNRY. See “—Employment and Consulting Agreements” below.

(9)	Mr. Hexter resigned from his positions with us, effective November 15, 2018.

All Other Compensation Table

The “All Other Compensation” amounts set forth in the Summary Compensation Table above consist of the following:

Name	Year	Automobile- Related Expenses ($)	Manager’s Insurance* ($)	Education Fund* ($)	Relocation Expenses** ($)	Total ($)
Nadav Kidron	2018	12,596	--	--	429,730	442,326
	2017	28,098	--	--	17,481	45,579
	2016	17,366	--	--	--	17,366

Miriam Kidron	2018	13,643	--	--	--	13,643
	2017	12,775	--	--	--	12,775
	2016	13,191	--	--	--	13,191

Joshua Hexter	2018	13,909	24,623	11,973	--	50,505
	2017	12,910	22,513	10,985	--	46,408
	2016	12,660	19,585	9,769	--	42,014

*	Manager’s insurance and education funds are customary benefits provided to employees based in Israel. Manager’s insurance is a combination of severance savings (in accordance with Israeli law), defined contribution tax-qualified pension savings and disability insurance premiums. An education fund is a savings fund of pre-tax contributions to be used after a specified period of time for educational or other permitted purposes.

**	Relocation expenses represents additional compensation in fiscal 2018 and fiscal 2017, for the period during which Mr. Kidron was in the United States. These expenses mainly include relocation expenses, supplemental living expenses, accommodation allowances, education allowances, health insurance and related costs.

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

We, through Oramed Ltd., had an employment agreement with Joshua Hexter as of April 14, 2013, pursuant to which Mr. Hexter was appointed as Chief Operating Officer and VP Business Development of the Company and Oramed Ltd. In accordance with the employment agreement, as amended, Mr. Hexter’s gross monthly salary was NIS 51,625. In addition, Mr. Hexter was provided with a cellular phone and a company car pursuant to the terms of his agreement. Effective November 15, 2018, Mr. Hexter resigned as our COO and VP Business Development.

We, through Oramed Ltd., have entered into an employment agreement with Mark Hasleton as of November 6, 2018, pursuant to which Dr. Hasleton was appointed as VP Business Development of the Company and Oramed Ltd., effective November 15, 2018. In accordance with the employment agreement, Dr. Hasleton’s current gross monthly salary is NIS 38,000. In addition, Dr. Hasleton is provided with a cellular phone and a company car pursuant to the terms of his agreement.

We, through Oramed Ltd., have entered into an employment agreement with Hilla Eisenberg as of July 20, 2017, pursuant to which Ms. Eisenberg was appointed as Chief Financial Officer, Treasurer and Secretary of the Company and Oramed Ltd., effective August 1, 2017. In accordance with the employment agreement, as amended, Ms. Eisenberg’s current gross monthly salary is NIS 35,700. In addition, Ms. Eisenberg is provided with a cellular phone and travel reimbursement pursuant to the terms of her agreement.

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

GRANTS OF PLAN-BASED AWARDS

The following table shows grants of plan-based equity awards made to our NEOs during fiscal 2018:

Name	Grant Date	Options Awards: Number of Securities Underlying Options (#)	Grant Date Fair Value of Stock Awards ($)
Nadav Kidron(1)	1/31/2018	97,000	522,569
Miriam Kidron(2)	1/31/2018	47,000	253,204
Joshua Hexter(3)	4/8/2018	30,000	137,933
Joshua Hexter(3)	5/3/2018	30,000	131,262

(1)	These options were granted under our 2008 Plan and vest in 4 equal installments of 24,250 on each of January 1, 2019, January 1, 2020, January 1, 2021 and January 1, 2022.

(2)	These options were granted under our 2008 Plan and vest in 4 equal installments of 11,750 on each of January 1, 2019, January 1, 2020, January 1, 2021 and January 1, 2022.

(3)	These options were granted under our 2008 Plan and vest in 16 equal installments of 1,875 on the last day of each quarter commencing June 30, 2018.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information concerning stock options and stock awards held by the NEOs as of August 31, 2018.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of shares that have not vested (#)		Market value of shares that have not vested ($)
Nadav Kidron	72,000	(1)	-		5.88	4/20/20
	72,000	(2)	-		4.08	8/8/22
	47,134	(3)	-		12.45	4/9/24
	49,000	(4)	98,000	(4)	7.77	6/30/27
			97,000	(5)
							0	(8)(9)	0

Miriam Kidron	72,000	(1)	-		5.88	4/20/20
	72,000	(2)	-		4.08	8/8/22
	47,134	(3)	-		12.45	4/9/24
	23,333	(6)	46,666	(6)	7.77	6/30/27
			47,000	(7)
							0	(10)	0

Joshua Hexter	100,800	(11)	-		7.88	4/14/23
	1,875	(12)	28,125	(12)	7.05	4/8/28
	1,875	(13)	28,125	(13)	6.70	5/3/28
							0	(14)	0

(1)	On April 21, 2010, 72,000 options were granted to each of Nadav Kidron and Miriam Kidron under the 2008 Plan at an exercise price of $5.88 per share; 9,000 of such options vested immediately on the date of grant and the remainder vested in twenty-one equal monthly installments, commencing on May 31, 2010. The options have an expiration date of April 20, 2020.

(2)	On August 8, 2012, 72,000 options were granted to each of Nadav Kidron and Miriam Kidron under the 2008 Plan at an exercise price of $4.08 per share; 21,000 of such options vested immediately on the date of grant and the remainder vested in seventeen equal monthly installments, commencing on August 31, 2012. The options have an expiration date of August 8, 2022.

(3)	On April 9, 2014, 47,134 options were granted to each of Nadav Kidron and Miriam Kidron under the 2008 Plan at an exercise price of $12.45 per share; 15,710 of such options vested on April 30, 2014 and the remainder vested in eight equal monthly installments, commencing on May 31, 2014. The options have an expiration date of April 9, 2024.

(4)	On June 30, 2017, 147,000 options were granted to Nadav Kidron under the 2008 Plan at an exercise price of $7.77 per share; 49,000 of such options vested on December 31, 2017 and the remainder vest in two equal installments of 49,000 on each of December 31, 2018 and December 31, 2019, subject to the Company share price reaching the target of $9.5 and $12.5 per share, respectively. The options expire on June 30, 2027.

(5)	On January 31, 2018, 97,000 options were granted to Nadav Kidron under the 2008 Plan at an exercise price of $8.14 per share; Such options vest in 4 equal installments of 24,250 on each of January 1, 2019, January 1, 2020, January 1, 2021 and January 1, 2022. The options expire on January 31, 2028.

(6)	On June 30, 2017, 69,000 options were granted to Miriam Kidron under the 2008 Plan at an exercise price of $7.77 per share; 23,000 of such options vested on December 31, 2017 and the remainder vest in two equal installments of 23,333 on each of December 31, 2018 and December 31, 2019. The options have an expiration date of June 30, 2027.

(7)	On January 31, 2018, 47,000 options were granted to Miriam Kidron under the 2008 Plan at an exercise price of $8.14 per share; Such options vest in 4 equal installments of 11,750 on each of January 1, 2019, January 1, 2020, January 1, 2021 and January 1, 2022. The options expire on January 31, 2028.

(8)	On November 13, 2014, 9,788 RSUs, representing a right to receive shares of the Company’s common stock, were granted to Nadav Kidron. The RSUs vested in two equal installments, each of 4,894 shares, on November 30 and December 31, 2014. The shares of common stock underlying the RSUs will be issued upon request of the grantee.

(9)	On February 23, 2015, 79,848 RSUs, representing a right to receive shares of the Company’s common stock, were granted to Nadav Kidron. The RSUs vested in 23 installments consisting of one installment of 6,654 shares on February 28, 2015 and 22 equal monthly installments of 3,327 shares each, commencing March 31, 2015. The shares of common stock underlying the RSUs will be issued upon request of the grantee.

(10)	On June 30, 2017, 75,000 RSUs, representing a right to receive shares of the Company’s common stock, were granted to Miriam Kidron. The RSUs vested immediately, have an exercise price of $0.012 per share of common stock and expire on June 30, 2027.

(11)	On April 14, 2013, 100,800 options were granted to Joshua Hexter under the 2008 Plan at an exercise price of $7.88 per share; the options vested in 35 consecutive equal installments during a 3-year period commencing on May 31, 2013, and two installments of 1,400 each, that were vested on April 30, 2013 and April 14, 2016, and expire on April 14, 2023.

(12)	On April 8, 2018, 30,000 options were granted to Joshua Hexter under the 2008 Plan at an exercise price of $7.05 per share; 3,750 of the options vested in two installments of 1,875 on each of June 30, 2018 and September 30, 2018 and expire on April 8, 2028. The remainder of the options were forfeited by the grantee as of November 15, 2018.

(13)	On May 3, 2018, 30,000 options were granted to Joshua Hexter under the 2008 Plan at an exercise price of $6.70 per share; 3,750 of the options vested in two installments of 1,875 on each of June 30, 2018 and September 30, 2018 and expire on May 3, 2028. The remainder of the options were forfeited by the grantee as of November 15, 2018.

(14)	On November 1, 2016, 70,000 RSUs, representing a right to receive shares of the Company’s common stock, were granted to Joshua Hexter. The RSUs vested in 19 installments, consisting of one installment of 9,000 shares on November 1, 2016, 18 equal monthly installments of 1,500 shares each, commencing November 30, 2016, and 17,000 shares on each of April 30, 2017 and 2018.

OPTIONS EXERCISED AND STOCK VESTED

The following table sets forth information with respect to the NEOs concerning the vesting of RSUs during fiscal 2018. No options were exercised by the NEOs in fiscal 2018.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Joshua Hexter	29,000	214,710

Compensation Committee Interlocks and Insider Participation

During fiscal 2018, Mr. Aviad Friedman, Mr. Kevin Rakin and Mr. Leonard Sank served as the members of our Compensation Committee. None of the members of our Compensation Committee is, or has been, an officer or employee of ours.

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

DIRECTOR COMPENSATION

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who is not an executive officer during fiscal 2018:

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards (2) ($)	Option Awards (3) ($)	All Other Compensation ($)	Total ($)
Nadav Kidron (1)	-	-	-	-	-
Miriam Kidron (1)	-	-	-	-	-
Leonard Sank	20,000	-	-	-	20,000
Xiaopeng Li	20,000	-	-	-	20,000
Aviad Friedman	20,000	-	-	-	20,000
Kevin Rakin	20,000	-	-	-	20,000
David Slager	20,000	-	-	-	20,000

(1)	Please refer to the Summary Compensation Table for executive compensation with respect to the named individual.

(2)	As of August 31, 2018, our non-employee directors then in office held options to purchase shares of our common stock as follows:

Name of Director	Aggregate Number of Shares Underlying Stock Awards
Leonard Sank	74,867
David Slager	22,470
Aviad Friedman	20,857
Kevin Rakin	62,470
Xiaopeng Li	29,026

(3)	The amounts reflect the grant date fair value, as calculated pursuant to FASB ASC Topic 718, of these option awards. The assumptions used to determine the fair value of the option awards are set forth in Note 8 to our audited consolidated financial statements included in this Annual Report on Form 10-K. Our directors will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.

Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board. Each independent director is entitled to receive as remuneration for his or her service as a member of the Board a sum equal to $20,000 per annum, to be paid quarterly after the close of each quarter. Our executive officers did not receive additional compensation for service as directors. The Board may award special remuneration to any director undertaking any special services on behalf of us other than services ordinarily required of a director.

Other than as described above, we have no present formal plan for compensating our directors for their service in their capacity as directors. Other than indicated above, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments during fiscal 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Stock Option Plans

Our Board adopted the 2008 Plan in order to attract and retain quality personnel. The 2008 Plan provides for the grant of stock options, restricted stock, RSUs, and stock appreciation rights, collectively referred to as “awards.” Stock options granted under the 2008 Plan may be either incentive stock options under the provisions of Section 422 of the Code, or non-qualified stock options. Under the 2008 Plan, as amended, 2,400,000 shares were reserved for the grant of awards, which may be issued at the discretion of our Board from time to time. The 2008 Plan permits awards to be based on performance-based criteria that will allow us to maximize its ability to pay deductible compensation for U.S. federal income tax purposes. As of August 31, 2018, options with respect to 2,089,848 shares have been granted, of which 35,074 have been forfeited, 169,974 have been exercised and 620,680 have expired. As of August 31, 2018, 525,824 RSUs have been granted, of which 164,636 have vested and the shares of common stock underlying those RSUs will be issued upon request of the grantee and 33,248 have been forfeited. Other than in the case of certain options, the shares underlying an award granted under the 2008 Plan may become available for future grant under the 2008 Plan if the award is forfeited, canceled or expired.

The following table sets forth additional information with respect to our equity compensation plans (consisting solely of the 2008 Plan) as of August 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, RSUs and rights (a)	Weight- average exercise price of outstanding options, RSUs and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	948,420	$5.70	473,330
Equity compensation plans not approved by security holders	--	--	--
Total	948,420	$5.70	473,330

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of November 26, 2018 by: (1) each person who is known by us to own beneficially more than 5% of our common stock; (2) each director; (3) each of our NEOs listed above under “Summary Compensation Table”; and (4) all of our directors and current executive officers as a group. On such date, we had 17,378,359 shares of common stock outstanding.

As used in the table below and elsewhere in this form, the term “beneficial ownership” with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following November 26, 2018. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, (1) each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity and (2) the address of each of the individuals named below is: c/o Oramed Pharmaceuticals Inc., 142 W. 57th Street, New York, New York 10019.

Name and Address of Beneficial Owner	Number of Shares		Percentage of Shares Beneficially Owned
Regals Fund LP
152 West 57th Street, 9th Floor
New York, NY 10019	1,316,328	(1)	7.6%
HTIT No. 199 Fanhua Road Economic and Technological Development Zone Heifei, Anhui Province, P.R. China, Zip Code: 230601	1,155,367	(2)	6.6%
Altium Growth Fund, LP 551 Fifth Ave, 19th Floor New York, NY 10176	972,000	(3)	5.6%
Nadav Kidron #+	2,584,310	(4)	14.6%
Miriam Kidron #+	324,550	(5)	1.8%
Joshua Hexter +	178,300	(6)	1.0%
Aviad Friedman #	37,457	(7)	*
Xiaopeng Li #	229,785	(8)	1.3%
Kevin Rakin #	51,940	(9)	*
Leonard Sank #	580,452	(10)	3.3%
David Slager #	1,333,207	(11)	7.7%
All current executive officers and directors, as a group (nine persons)	4,956,435	(12)	27.2%

*	Less than 1%
#	Director
+	NEO

(1)	Regals Management is the investment manager of Regals Fund LP, the owner of record of these shares of common stock. Mr. David Slager is the managing member of the general partner of Regals Management. All investment decisions are made by Mr. Slager, and thus the power to vote or direct the votes of these shares of common stock, as well as the power to dispose or direct the disposition of such shares of common stock is held by Mr. Slager through Regals Management.

(2)	Based solely on a Schedule 13D filed by HTIT on January 6, 2016. On November 30, 2015, we entered into a securities purchase agreement with HTIT pursuant to which, among other things, Nadav Kidron will serve as proxy and attorney in fact of HTIT, with full power of substitution, to cast on behalf of HTIT all votes that HTIT is entitled to cast with respect to 1,155,367 shares of common stock, or the Purchased Shares, at any and all meetings of our stockholders, to consent or dissent to any action taken without a meeting and to vote all the Purchased Shares held by HTIT in any manner Mr. Kidron deems appropriate except for matters related to our activities in the People’s Republic of China, on which Mr. Kidron will consult with HTIT before taking any action as proxy.

(3)	Includes 972,000 shares of Common Stock owned by Altium Growth Fund, LP, or Altium Growth. Altium Capital Management, LP, or Altium Capital, is the investment adviser of Altium Growth, and Altium Growth GP, LLC, or Altium GP, is the general partner of Altium Growth. The foregoing is based solely on a Schedule 13G filed jointly by Altium Growth, Altium Capital and Altium GP on July 13, 2018.

(4)	Includes 264,384 shares of common stock issuable upon the exercise of outstanding stock options and 89,636 shares of Common Stock underlying vested RSUs that are issuable upon request. Also includes 1,155,367 shares of common stock held by HTIT, as further described in footnote (2) above, and 206,350 shares of common stock held by Xiaopeng Li, as further discussed in footnote (8) below.

(5)	Includes 249,550 shares of common stock issuable upon the exercise of outstanding stock options and 75,000 shares of Common Stock underlying vested RSUs that are issuable upon request.

(6)	Includes 108,300 shares of common stock issuable upon the exercise of outstanding stock options.

(7)	Includes 15,266 shares of common stock issuable upon the exercise of outstanding stock options and 12,191 shares of common stock owned by Shikma, of which Mr. Friedman is the sole owner and chief executive officer. All investment decisions are made by Mr. Friedman, and thus the power to vote or direct the votes of these shares of common stock, as well as the power to dispose or direct the disposition of such shares of common stock is held by Mr. Friedman through Shikma.

(8)	Includes 23,435 shares of common stock issuable upon the exercise of outstanding stock options. The voting of these shares is subject to a revocable proxy granted to Nadav Kidron. On November 21, 2016, following her first purchase of such shares, Ms. Li appointed Nadav Kidron as proxy and attorney in fact of Ms. Li, with full power of substitution, to cast on behalf of Ms. Li all votes that Ms. Li is entitled to cast with respect to the shares purchased at any and all meeting of the stockholders of the Company, to consent or dissent to any action taken without a meeting and to vote all the shares held by Ms. Li in any manner Mr. Kidron deems appropriate except for matters related to the Company’s activities in the Territory and when obvious that specific votes violate Ms. Li’s rights and interests, on which Mr. Kidron and Ms. Li will consult with each other in advance of the vote, and subsequently Mr. Kidron will vote according to Ms. Li’s instructions. The proxy will also apply to shares of the Company purchased by Ms. Li through open market transactions. Ms. Li may revoke the proxy in writing at any time.

(9)	Includes 36,879 shares of common stock issuable upon the exercise of outstanding stock options.

(10)	Includes: (a) 294,162 shares of common stock held by Mr. Sank; (b) 78,125 shares of common stock held by Mr. Sank’s wife; (c) 69,276 shares of common stock issuable to Mr. Sank upon the exercise of outstanding stock options; and (d) 138,889 shares of common stock owned by a company wholly owned by a trust of which Mr. Sank is a trustee. Mr. Sank disclaims beneficial ownership of the securities referenced in (b) and (d) above.

(11)	See footnote (1) above. Also Includes 16,879 shares of common stock issuable upon the exercise of outstanding stock options.

(12)	Includes 695,753 shares of common stock issuable upon the exercise of options beneficially owned by the referenced persons and 164,636 shares of Common Stock underlying vested RSUs that are issuable upon request.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During fiscal 2018 and 2017, except for compensation arrangements described elsewhere herein, we did not participate in any transaction, and we are not currently participating in any proposed transaction, or series of transactions, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons had, or will have, a direct or indirect material interest.

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

On November 30, 2015, we, our Israeli subsidiary and HTIT entered into a Technology License Agreement, which was further amended, according to which we granted HTIT an exclusive commercialization license in the Territory related to our oral insulin capsule, ORMD-0801. Pursuant to this license agreement, HTIT will conduct certain pre-commercialization and regulatory activities with respect to our subsidiary’s technology related to the ORMD-0801 capsule, and will pay certain royalties and an aggregate of approximately $37.5 million. On November 30, 2015, we also entered into a securities purchase agreement with HTIT, pursuant to which, among other things, Mr. Kidron will serve as proxy and attorney in fact of HTIT, with full power of substitution, to cast on behalf of HTIT all votes that HTIT is entitled to cast with respect to the Purchased Shares at any and all meetings of our stockholders to consent or dissent to any action taken without a meeting and to vote all the Purchased Shares held by HTIT in any manner Mr. Kidron deems appropriate except for matters related to our activities in the People’s Republic of China, on which Mr. Kidron will consult with HTIT before taking any action as proxy.

On November 21, 2016, Ms. Li appointed Nadav Kidron as proxy and attorney in fact of Ms. Li, with full power of substitution, to cast on behalf of Ms. Li all votes that Ms. Li is entitled to cast with respect to the shares she holds at any and all meeting of the stockholders of the Company, to consent or dissent to any action taken without a meeting and to vote all the shares held by Ms. Li in any manner Mr. Kidron deems appropriate except for matters related to the Company’s activities in the Territory and when obvious that specific votes violate Ms. Li’s rights and interests, on which Mr. Kidron and Ms. Li will consult with each other in advance of the vote, and subsequently Mr. Kidron will vote according to Ms. Li’s instructions. The proxy will also apply to shares of the Company purchased by Ms. Li through open market transactions. Ms. Li may revoke the proxy in writing at any time.

The Board has determined that Leonard Sank, David Slager, Kevin Rakin, Aviad Friedman and Xiaopeng Li are independent as defined under the rules promulgated by Nasdaq.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed by Kesselman & Kesselman, independent registered public accounting firm, and member firm of PricewaterhouseCoopers International Limited, for services rendered to us during fiscals 2018 and 2017:

	2018	2017
Audit Fees(1)	$111,000	$109,000
Audit-Related Fees	-	-
Tax Fees(2)	9,000	4,000
All Other Fees	-	-
Total Fees	$120,000	$113,000

(1)	Amount represents fees paid for professional services for the audit of our consolidated annual financial statements, review of our interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Represents fees paid for tax consulting services.

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

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

______________________

________________________________________

______________________

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Oramed Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oramed Pharmaceuticals Inc. and its subsidiary as of August 31, 2018 and 2017, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Kesselman & Kesselman

Kesselman & Kesselman

Certified Public Accountants (Isr.)

A member firm of PricewaterhouseCoopers International Limited

Tel Aviv, Israel

November 27, 2018

We have served as the Company’s auditor since 2008.

Kesselman & Kesselman, Trade Tower, 25 Hamered Street, Tel-Aviv 6812508, Israel,
P.O Box 50005 Tel-Aviv 6150001 Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

ORAMED PHARMACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

	August 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,996	$3,969
Short-term deposits (note 2)	20,875	13,293
Marketable securities (note 3)	4,592	2,860
Restricted cash	-	16
Prepaid expenses and other current assets	574	159
Total current assets	31,037	20,297

LONG-TERM ASSETS:
Long-term deposits and investment (note 4)	13,542	16,232
Marketable securities (note 3)	2,785	2,151
Amounts funded in respect of employee rights upon retirement	16	14
Property and equipment, net	17	18
Total long-term assets	16,360	18,415
Total assets	$47,397	$38,712

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses (note 5)	$2,058	$2,716
Deferred revenues	2,449	2,449
Payable to related parties (note 11c)	46	-
Total current liabilities	4,553	5,165

LONG-TERM LIABILITIES:
Deferred revenues	11,388	13,837
Employee rights upon retirement	20	18
Provision for uncertain tax position (note 10f)	11	11
Other liabilities	313	443
Total long-term liabilities	11,732	14,309

COMMITMENTS (note 6)

STOCKHOLDERS’ EQUITY:
Common stock, $ 0.012 par value (30,000,000 authorized shares as of August 31, 2018 and 2017; 17,369,875 and 13,668,530 shares issued and outstanding as of August 31, 2018 and 2017, respectively)	207	163
Additional paid-in capital	99,426	75,170
Accumulated other comprehensive income	702	401
Accumulated deficit	(69,223)	(56,496)
Total stockholders’ equity	31,112	19,238
Total liabilities and stockholders’ equity	$47,397	$38,712

The accompanying notes are an integral part of the financial statements.

ORAMED PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. Dollars in thousands (except share and per share data)

	Year ended August 31,
	2018	2017	2016

REVENUES	$2,449	$2,456	$641
COST OF REVENUES (INCOME) (note 6o)	(86)	187	490
RESEARCH AND DEVELOPMENT EXPENSES	11,979	10,281	7,709
GENERAL AND ADMINISTRATIVE EXPENSES	4,083	2,759	2,452
OPERATING LOSS	13,527	10,771	10,010
FINANCIAL INCOME (note 9a)	903	792	474
FINANCIAL EXPENSES (note 9b)	103	101	93
LOSS BEFORE TAXES ON INCOME	12,727	10,080	9,629
TAXES ON INCOME (note 10d)	-	400	1,335
NET LOSS FOR THE YEAR	$12,727	$10,480	$10,964

UNREALIZED LOSS (INCOME) ON AVAILABLE FOR SALE SECURITIES	(301)	(295)	452
TOTAL OTHER COMPREHENSIVE LOSS (INCOME)	(301)	(295)	452
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	$12,426	$10,185	$11,416

LOSS PER SHARE OF COMMON STOCK:
BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	$0.86	$0.79	$0.87
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	14,882,356	13,309,372	12,624,356

The accompanying notes are an integral part of the financial statements.

ORAMED PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands (except share data)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	$	capital	income	deficit	equity
	In thousands

BALANCE AS OF AUGUST 31, 2015	11,563	$138	$59,184	$558	$(35,052)	$24,828
ISSUANCE OF COMMON STOCK, NET	1,155	14	10,580	-	-	10,594
SHARES ISSUED FOR SERVICES	14	*	101	-	-	101
EXERCISE OF WARRANTS AND OPTIONS	350	4	1,445	-	-	1,449
STOCK-BASED COMPENSATION	101	1	633	-	-	634
OTHER COMPREHENSIVE LOSS	-	-	-	(452)	-	(452)
NET LOSS	-	-	-	-	(10,964)	(10,964)
BALANCE AS OF AUGUST 31, 2016	13,183	157	71,943	106	(46,016)	26,190
ISSUANCE OF COMMON STOCK, NET	3	*	25	-	-	25
SHARES ISSUED FOR SERVICES	10	*	72	-	-	72
EXERCISE OF WARRANTS AND OPTIONS	313	4	1,557	-	-	1,561
STOCK-BASED COMPENSATION	159	2	1,573	-	-	1,575
OTHER COMPREHENSIVE INCOME	-	-	-	295	-	295
NET LOSS	-	-	-	-	(10,480)	(10,480)
BALANCE AS OF AUGUST 31, 2017	13,668	163	75,170	401	(56,496)	19,238
ISSUANCE OF COMMON STOCK AND WARRANTS, NET	3,466	42	21,615	-	-	21,657
SHARES ISSUED FOR SERVICES	14	*	99	-	-	99
EXERCISE OF WARRANTS AND OPTIONS	189	2	995	-	-	997
STOCK-BASED COMPENSATION	32	*	1,547	-	-	1,547
OTHER COMPREHENSIVE INCOME	-	-	-	301	-	301
NET LOSS	-	-	-	-	(12,727)	(12,727)
BALANCE AS OF AUGUST 31, 2018	17,369	$207	$99,426	$702	$(69,223)	$31,112

*	Represents an amount of less than $1.

The accompanying notes are an integral part of the financial statements.

ORAMED PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. Dollars in thousands

	Year ended August 31,
	2018	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,727)	$(10,480)	$(10,964)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6	5	4
Exchange differences and interest on deposits and held to maturity bonds	22	124	(163)
Stock-based compensation	1,547	1,575	634
Shares issued for services	99	72	101
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(415)	39	(71)
Accounts payable, accrued expenses and related parties	(612)	1,257	470
Deferred revenue	(2,449)	1,520	14,266
Liability for employee rights upon retirement	2	4	3
Provision for uncertain tax position	-	-	(15)
Other liabilities	(130)	53	390
Total net cash provided by (used in) operating activities	(14,657)	(5,831)	4,655

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5)	(7)	(9)
Purchase of short-term deposits	(7,101)	(3,557)	(7,010)
Purchase of long-term deposits	(15,040)	(17,230)	(22,274)
Purchase of held to maturity securities	(4,429)	(3,869)	(1,775)
Proceeds from sale of short-term deposits	17,316	26,551	14,160
Proceeds from maturity of held to maturity securities	2,257	2,417	900
Funds in respect of employee rights upon retirement	(2)	(3)	(2)
Total net cash provided by (used in) investing activities	(7,004)	4,302	(16,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants, net of issuance costs	21,657	25	10,594
Proceeds from exercise of warrants and options	997	1,561	1,449
Total net cash provided by financing activities	22,654	1,586	12,043
EFFECT OF EXCHANGE RATE CHANGES ON CASH	34	5	6
INCREASE IN CASH AND CASH EQUIVALENTS	1,027	62	694
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,969	3,907	3,213
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,996	$3,969	$3,907

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS -
Interest received	$826	$833	$256

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

Amounts that were allocated to the License Agreement as of August 31, 2018 aggregated $19,383, all of which were received through the balance sheet date. Through August 31, 2018, the Company recognized revenue in the amount of $5,546, and deferred the remaining amount of $13,837.

The following table sets forth the transactions in deferred revenues balances for the years ended August 31, 2018 and 2017:

	August 31,
	2018	2017

Deferred revenue at the beginning of period	$16,286	$14,766
Amounts received	-	4,000
Amounts the Company was entitled to	-	(24)
Revenue recognized	(2,449)	(2,456)
Deferred revenue at the end of period	13,837	16,286
Less – current deferred revenue portion	(2,449)	(2,449)
Non-current deferred revenue portion	$11,388	$13,837

2)	Development and liquidity risks

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

The Company measures fair value and discloses fair value measurements for financial assets. Fair value is based on the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described as follows:

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

As of August 31, 2018, the assets measured at fair value are comprised of available for sale equity securities (Level 1). The fair value of held to maturity bonds as presented in note 3 was based on a Level 1 measurement.

As of August 31, 2018, the carrying amounts of cash equivalents, short-term deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.

As of August 31, 2018, the carrying amounts of long-term deposits approximate their fair values due to the stated interest rates which approximate market rates.

The amounts funded in respect of employee rights are stated at cash surrender value which approximates its fair value.

There were no Level 3 items for the years ended August 31, 2018, 2017 and 2016.

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

All debt securities are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. On a continuous basis, management assesses whether there are any indicators that the value of the Company’s marketable securities may be impaired, which includes reviewing the underlying cause of any decline in value and the estimated recovery period, as well as the severity and duration of the decline. In the Company’s evaluation, the Company considers its ability and intent to hold these investments for a reasonable period of time sufficient for the Company to recover its cost basis. A marketable security is impaired if the fair value of the security is less than the carrying value of the security and such difference is deemed to be other-than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the security over the estimated fair value of the security.

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

Revenue is recognized when delivery has occurred, evidence of an arrangement exists, title and risks and rewards for the products are transferred to the customer and collection is reasonably assured. Given the Company’s continuing involvement through the expected product submission (June 2023), revenue from the License Agreement is recognized over the periods from which the Company is entitled to the respective payments, and through the expected product submission date.

l.	Cost of revenues

Cost of revenues consists of royalties related to the License Agreement with HTIT. The royalties are recognized when proceeds related to the License Agreement are received.

m.	Research and development

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

Equity awards granted to employees are accounted for using the grant date fair value method. The grant date fair value is determined as follows: for stock options and restricted stock units (“RSUs”) with an exercise price using the Black Scholes pricing model, for stock options with market conditions using a Monte Carlo model and for RSUs with service conditions based on the grant date share price. The fair value of share based payment awards is recognized as an expense over the requisite service period. The expected term is the length of time until the expected dates of exercising the award and is estimated using the simplified method due to insufficient specific historical information of employees’ exercise behavior, unless the award includes a market condition, in which case the contractual term is used. The volatility is based on a historical volatility, by statistical analysis of the weekly share price for past periods. The Company elected to recognize compensation cost for awards granted to employees that have a graded vesting schedule using the accelerated method based on the multiple-option award approach. For awards with only market conditions, compensation expense is not reversed if the market conditions are not satisfied.

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

Basic and diluted net loss per common share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding for each period. Outstanding stock options, warrants and RSUs have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for all periods presented. The weighted average number of stock options, warrants and RSUs excluded from the calculation of diluted net loss was 1,873,098, 1,827,719 and 2,676,573 for the years ended August 31, 2018, 2017 and 2016, respectively.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

p.	Newly issued and recently adopted Accounting Pronouncements

1)	In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”) that will supersede most current revenue recognition guidance, including industry-specific guidance. Under the new standard, a good or service is transferred to the customer when (or as) the customer obtains control of the good or service, which differs from the risk and rewards approach under current guidance. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective in annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company will implement the guidance for its annual period ending on August 31, 2019 and interim periods within such annual periods. Under Topic 606, milestones are considered variable consideration and are to be recognized on a cumulative basis when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved, generally once the milestone is achieved. The Company will adopt the standard using the modified retrospective method and will adjust its accumulated deficit and deferred revenue as of the adoption date, by approximately $700 due to the effect of variable consideration, as explained above.

2)	In January 2016, the FASB issued guidance on recognition and measurement of financial assets and financial liabilities (ASU No. 2016-01) that will supersede most current guidance. Changes to the U.S. GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities, is largely unchanged. The classification and measurement guidance became effective as of September 1, 2018. The Company does not expect the implications of this guidance to have a material impact on its consolidated financial statements.

3)	In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which supersedes the existing guidance for lease accounting, “Leases (Topic 840)”. ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

4)	In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected credit losses during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

5)	In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which gives direction on which changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting in Accounting Standard Codification (“ASC”) Topic 718. In general, entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the implementation of this new pronouncement to have a material impact on its consolidated financial statements.

6)	In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” that expands the scope of ASC Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC Topic 718 to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 2 - SHORT-TERM DEPOSITS:

Composition:

	August 31,
	2018		2017
	Annual interest rate	Amount	Annual interest rate	Amount
Dollar deposits	2.06-3.01%	$20,875	1.84-5.95%	$13,293

NOTE 3 - MARKETABLE SECURITIES:

a.	Composition:

The Company’s marketable securities include investments in equity securities of D.N.A Biomedical Solutions Ltd (“D.N.A”), Entera Bio Ltd. (“Entera”) and in held to maturity bonds.

Composition:

	August 31,
	2018	2017
Short-term:
D.N.A (see b below)	$666	$996
Entera (see c below)	632	-
Held to maturity bonds (see d below)	3,294	1,864
	$4,592	$2,860
Long-term:
Held to maturity bonds (see d below)	$2,785	$2,151
	$2,785	$2,151

b.	D.N.A

The D.N.A ordinary shares are traded on the Tel Aviv Stock Exchange. The fair value of those securities is measured at the quoted prices of the securities on the measurement date.

During the years ended August 31, 2018, 2017 and 2016, the Company did not sell any of the D.N.A ordinary shares. As of August 31, 2018, the Company owns approximately 6.9% of D.N.A’s outstanding ordinary shares.

The cost of the securities as of August 31, 2018, 2017 and 2016 is $595.

c.	Entera

Entera ordinary shares have been traded on Nasdaq since June 28, 2018. The Company measures the investment at fair value from such date, since it has a readily determinable fair value (prior to such date the investment was accounted for as a cost method investment (amounting to $1)).

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 3 - MARKETABLE SECURITIES (continued):

d.	Held to maturity bonds

The amortized cost and estimated fair value of held-to-maturity securities at August 31, 2018, are as follows:

	August 31, 2018
	Amortized cost	Gross unrealized losses	Estimated fair value
Short-term:
Commercial bonds	$3,259	$(17)	$3,242
Accrued interest	35	-	35

Long-term	2,785	(17)	2,768
	$6,079	$(34)	$6,045

As of August 31, 2018, the contractual maturities of debt securities classified as held-to-maturity are as follows: after one year through two years, $2,785 and the yield to maturity rates vary between 1.45% to 3.13%.

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

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 4 - LONG-TERM DEPOSITS AND INVESTMENT:

Composition:

	August 31,
	2018	2017

Bank deposits (see (1) below)	$13,541	$16,230
Lease car deposits	1	1
Investment (see note 3(c))	-	1
	$13,542	$16,232

(1)	Represents U.S. dollar bank deposits which carry fixed annual interest rates between 2.41% to 3.44%, with maturities of more than one year from the balance sheet date. The latest maturity date is during the year ending August 31, 2020.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Composition:

	August 31,
	2018	2017

Accounts payable	$1,135	$571
Payroll and related accruals	80	97
Institutions	29	228
Accrued liabilities	814	1,593
Other	-	227
	$2,058	$2,716

NOTE 6 - COMMITMENTS:

a.	In March 2011, the Subsidiary sold shares of its investee company, Entera, to D.N.A, retaining 117,000 ordinary shares after a stock split which was performed by Entera in July 2018. In consideration for the shares sold to D.N.A, the Company received, among other payments, ordinary shares of D.N.A (see also note 3).

As part of this agreement, the Subsidiary entered into a patent transfer agreement according to which the Subsidiary assigned to Entera all of its right, title and interest in and to the patent application that it has licensed to Entera since August 2010. Under this agreement, the Subsidiary is entitled to receive from Entera royalties of 3% of Entera’s net revenues (as defined in the agreement) and a license back of that patent application for use in respect of diabetes and influenza. As of August 31, 2018, Entera had not yet realized any revenues and had not paid any royalties to the Subsidiary.

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

The annual lease payment was New Israeli Shekel (“NIS”) 119,000 ($33) from October 2016 through September 2018 and NIS 132,000 ($37) from October 2018 through September 2021, and is linked to the increase in the Israeli consumer price index (“CPI”) (as of August 31, 2018, the future lease payments until the expiration of the lease agreement will be $113, based on the exchange rate as of August 31, 2018).

As security for its obligation under this lease agreement, the Company provided a bank guarantee in an amount equal to three monthly lease payments.

The lease expenses for the years ended August 31, 2018, 2017 and 2016 were $32, $32 and $23, respectively.

c.	On March 3, 2016, the Subsidiary entered into an agreement with a vendor for process development and production of its capsules and on November 24, 2016, April 3, 2017 and July 10, 2017 into amendments to such agreement in an amount of up to Swiss Franc (“CHF”) 1,000,000 ($1,035), CHF 665,000 ($675) of which was recognized in research and development expenses through August 31, 2018.

d.	On May 11, 2016, the Subsidiary entered into a Master Service Agreement with a vendor to retain its services for a pre-clinical toxicology trial for an oral GLP-1 analog capsule for type 2 diabetes patients. As consideration for its services, the Subsidiary will pay the vendor a total amount of $1,283 during the term of the engagement and based on achievement of certain milestones, of which $1,275 was recognized in research and development expenses through August 31, 2018.

e.	On June 13, 2016, the Subsidiary entered into a four-year service agreement with a third party and on December 19, 2016, this agreement and all of the third party rights and obligations thereunder were assigned to another third party. This agreement is required by the License Agreement as described in note 1 and will support the Company’s research and development. The Subsidiary is obligated to pay the third party a total amount of up to €2,360,000 ($2,730), of which €1,569,215 ($1,806) was recognized in research and development expenses through August 31, 2018.

f.	On July 24, 2016, the Subsidiary entered into a General Technical Agreement with a vendor, for the scale-up process development and production of one of its oral capsule ingredients in the amount of $4,300 that will be paid over the term of the engagement and based on the achievement of certain development milestones, $4,087 of which was recognized in research and development expenses through August 31, 2018. This agreement is part of the requirements of the License Agreement as described in note 1.

g.	On February 21, 2017, the Subsidiary entered into an agreement with a vendor to retain its services for a pre-clinical toxicology trial for an oral insulin capsule for type 2 and type 1 diabetes patients. As consideration for its services, the Subsidiary will pay the vendor a total of up to $952 during the term of the engagement and based on achievement of certain milestones, of which $857 was recognized in research and development expenses through August 31, 2018.

h.	On May 3, 2017, the Company entered into a consulting agreement with a third party advisor for a period of one year, pursuant to which such advisor provided investor relations services and received a monthly cash fee and 10,000 shares of the Company’s common stock that were issued in four equal quarterly installments commencing August 1, 2017. As of August 31, 2018, the Company had issued to such advisor 10,000 shares. The fair value of the shares at the grant date was $81.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 6 - COMMITMENTS (continued):

On April 8, 2018, the Company entered into a consulting agreement with the same third party advisor for a period of one year, pursuant to which such advisor will provide investor relations services and will be entitled to receive a monthly cash fee and 10,000 shares of the Company’s common stock that will be issued in four equal quarterly installments commencing August 1, 2018. As of August 31, 2018, the Company had issued to such advisor 2,500 shares. The fair value of the shares at the grant date was $13.

i.	On June 5, 2017, the Subsidiary entered into a clinical research agreement with a vendor, for the conduct of its clamp clinical trial for an oral insulin capsule for type 1 diabetes patients. As consideration for its services, the Subsidiary will pay the vendor a total amount of $958 during the term of the engagement and based on achievement of certain milestones, $446 of which was recognized in research and development expenses through August 31, 2018.

j.	On December 18, 2017, the Subsidiary entered into an agreement with a vendor for the process development and production of one of its oral capsule ingredients in the amount of $2,905 that will be paid over the term of the engagement and based on the achievement of certain development milestones, $846 of which was recognized in research and development expenses through August 31, 2018.

k.	On February 14, 2018, the Subsidiary entered into a Clinical Research Organization Services Agreement with a third party, effective as of November 1, 2017, to retain it as a clinical research organization (“CRO”) for the Subsidiary’s three-month dose-ranging clinical trial for its oral insulin capsule for type 2 diabetes patients. As consideration for its services, the Subsidiary will pay the CRO a total amount of $7,030 during the term of the engagement and based on achievement of certain milestones, $2,229 of which was recognized in research and development expenses through August 31, 2018.

l.	On May 21, 2018, the Subsidiary entered into a CRO Services Agreement with a third party to retain it as a CRO for the Subsidiary’s food effect clinical trial for its oral insulin capsule. As consideration for its services, the Subsidiary will pay the CRO a total amount of $1,166 during the term of the engagement and based on achievement of certain milestones, $532 of which was recognized in research and development expenses through August 31, 2018.

m.	On July 4, 2018, the Subsidiary entered into an agreement with a vendor to retain its services for a pre-clinical six months toxicology trial for its oral insulin capsule. As consideration for its services, the Subsidiary will pay the vendor a total of up to $971 during the term of the engagement and based on achievement of certain milestones, of which $189 was recognized in research and development expenses through August 31, 2018.

n.	On July 15, 2018, the Company entered into a consulting agreement with a third party advisor for a period of one year, pursuant to which such advisor will provide investor relations services and will be entitled to receive a monthly cash fee and shares of the Company’s common stock that will be issued in four quarterly installments in an amount equal to $25 per quarter, pursuant to and in accordance with the terms of the agreement, commencing July 15, 2018. As of August 31, 2018, the Company had issued to such advisor 4,180 shares.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 6 - COMMITMENTS (continued):

o.	Grants from the Israel Innovation Authority (“IIA”)

Under the terms of the Company’s funding from the IIA, royalties of 3% are payable on sales of products developed from a project so funded, up to a maximum amount equaling 100%-150% of the grants received (dollar linked) with the addition of interest at an annual rate based on LIBOR.

Following an amendment to applicable regulations that was published by the IIA, the royalties rate that the Company is obligated to pay to the IIA was reduced from 3.5% to 3%, and the difference in the amount of $86 was recognized as a reduction in cost of revenue in fiscal 2018.

At the time the grants were received, successful development of the related projects was not assured. The total amount that was received through August 31, 2018 was $2,194.

As of August 31, 2018, the royalty expenses which are related to the funded project were recognized in cost of revenues in prior periods.

For the years ended August 31, 2018, 2017 and 2016, no grants from the IIA were recognized.

NOTE 7 - STOCKHOLDERS’ EQUITY:

The following are the significant capital stock transactions that took place during the years ended August 31, 2018, 2017 and 2016:

a.	On April 2, 2015, the Company entered into an At The Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc., as successor to FBR Capital Markets & Co. (“FBR”), as amended, pursuant to which the Company may, from time to time and at its option, issue and sell shares of its common stock having an aggregate offering price of up to $25,000 through FBR as its sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to the Company’s effective shelf registration statement on Form S-3 including a prospectus dated February 2, 2017, as supplemented by a prospectus supplement dated April 5, 2017. The Company will pay FBR a commission of 3.0% of the gross proceeds of the sale of any shares sold through FBR. Through August 31, 2018, 576,834 shares were sold under the Sales Agreement for aggregate net proceeds of $5,198. During fiscal 2018, the Company issued 573,864 shares under the Sales Agreement for aggregate net proceeds of $5,173.

b.	On December 28, 2015, the Company completed a private placement of 1,155,367 shares of the Company’s common stock to HTIT. See also note 1.

c.	On July 2, 2018, the Company entered into a Securities Purchase Agreement with each of three investors (the “Purchasers”), pursuant to which the Company agreed to sell, in a registered direct offering (the “Offering”) an aggregate of 2,892,000 units (the “Units”), each Unit consisting of one share of the Company’s common stock, par value $0.012 per share, and a warrant to purchase one share of common stock at an exercise price of $7.25 per share (the “Warrants”), to the Purchasers for an offering price of $6.25 per Unit. The Warrants will be exercisable commencing six months following their issuance for a period of three and one-half years from the date of issuance. For accounting purposes, the warrants were classified as equity considering the warrant conditions. The closing of the sale of the Units occurred on July 6, 2018. The net proceeds to the Company from the Offering, after deducting the placement agent’s fees and expenses and the Company’s Offering expenses were approximately $16,484.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 7 - STOCKHOLDERS’ EQUITY (continued):

On July 2, 2018, the Company entered into a letter agreement with H.C. Wainwright & Co., LLC (“HCW”), pursuant to which HCW agreed to serve as exclusive placement agent for the Company in any offering of the Company occurring between July 2, 2018 and August 1, 2018. For its services in the Offering, HCW received a fee equal to 7% of the gross proceeds raised in the Offering and a management fee of 1% of the gross proceeds raised in the Offering, up to $50,000 for non-accountable expenses as well as warrants to purchase up to 115,680 shares of common stock of the Company, exercisable commencing six months following their issuance for a period of three and one-half years from the date of issuance and with an exercise price of $7.8125 per share. The Company recognized the fair value of the warrants as a share based payment which was included as part of the offering costs. Upon the exercise of the Warrants, HCW will receive a fee equal to 7% of the gross proceeds raised as a result of such exercise.

d.	As of August 31, 2018, the Company had outstanding warrants exercisable commencing January 6, 2019 for 3,007,680 shares of common stock at exercise prices ranging from $7.25 to $7.8125 per share and expiring on January 6, 2022.

The following table presents the warrant activity for the years ended August 31, 2018, 2017 and 2016:

	Year ended August 31,
	2018		2017		2016
	Warrants	Weighted-Average Exercise Price	Warrants	Weighted-Average Exercise Price	Warrants	Weighted-Average Exercise Price
Warrants outstanding at beginning of year	166,642	$6.46	615,338	$5.92	981,940	$5.29
Issued	3,007,680	$7.27	-	$-	-	$-
Exercised	(138,071)	$5.73	(248,882)	$4.99	(331,054)	$4.04
Expired	(28,571)	$10.00	(199,814)	$6.82	(35,548)	$6.00
Warrants outstanding at end of year	3,007,680	$7.27	166,642	$6.46	615,338	$5.92
Warrants exercisable at end of year	-	$-	166,642	$6.46	615,338	$5.92

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 8 - STOCK-BASED COMPENSATION:

As of August 31, 2018, the Company has one stock option plan, the Second Amended and Restated 2008 Stock Incentive Plan, under which, the Company had reserved a pool of 2,400,000 shares of the Company’s common stock which may be issued at the discretion of the Company’s Board of Directors from time to time. Under this Plan, each option is exercisable into one share of common stock of the Company. The options may be exercised after vesting and in accordance with vesting schedules which will be determined by the Board of Directors for each grant. The maximum term of the options is 10 years.

The following are the significant stock options transactions with employees, board members and non-employees made during the years ended August 31, 2018, 2017 and 2016:

a.	On November 19, 2015, options to purchase an aggregate of 22,000 of the Company’s shares of common stock were granted to two consultants at an exercise price of $7.36 per share (equivalent to the traded market price on the date of grant) and expiration date of November 19, 2025. 10,000 of the options vested in one installment on December 1, 2015, and the remaining 12,000 options vested in twelve equal quarterly installments, commencing January 1, 2016.

On August 3, 2016, the consulting agreement with one of these consultants, to whom 12,000 options were granted, was terminated. As a result, only 3,000 options were vested, and the remaining 9,000 unvested options were forfeited. In addition, the expiration date of the 3,000 vested options was updated to November 3, 2016 (3 months following the termination date of the agreement).

b.	On November 1, 2016, the Company granted a total of 70,000 RSUs representing a right to receive 70,000 shares of the Company’s common stock to an employee of the Subsidiary. The RSUs vested in 19 installments, consisting of one installment of 9,000 shares on November 1, 2016, 18 equal monthly installments of 1,500 shares each, commencing November 30, 2016 and 17,000 shares on each of April 30, 2017 and 2018. The total fair value of these RSUs on the date of grant was $463, using the quoted closing market share price of $6.62 on the Nasdaq Capital Market on the date of grant.

c.	On February 9, 2017, options to purchase an aggregate of 27,731 shares of the Company were granted to four members of the Company’s Board of Directors as follows: (a) 16,337 options at an exercise price of $1 per share (lower than the traded market price of $6.23 on the date of grant). The fair value of these options on the date of grant was $90, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $6.23; dividend yield of 0% for all years; expected volatility of 77.29%; risk-free interest rates of 1.88%; and expected term of 5 years; (b) 11,394 options at an exercise price of $6.23 per share (equivalent to the traded market price on the date of grant). The fair value of these options on the date of grant was $45, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $6.23; dividend yield of 0% for all years; expected volatility of 77.29%; risk-free interest rates of 1.88%; and expected term of 5 years. All the options vested immediately and expire on February 9, 2027.

d.	On March 20, 2017, options to purchase an aggregate of 37,152 of the Company’s shares of common stock were granted to a consultant at an exercise price of $6.00 per share (higher than the traded market price of $5.96 on the date of grant). The options expire on March 20, 2027. The options vest in 24 consecutive equal monthly installments of 1,548 shares of common stock each, commencing March 31, 2017. The fair value of these options on the date of grant was $177.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 8 - STOCK-BASED COMPENSATION (continued):

On July 30, 2018, the vesting schedule of the options was amended and restated, effective July 1, 2018, as follows: the 12,384 of the options that remain unvested will vest in 24 consecutive equal monthly installments of 516 shares each, commencing July 31, 2018. The amendment did not have any impact on the Company’s financial statements.

e.	On June 30, 2017, the Company granted options to purchase shares of the Company and RSUs as follows:

(1)	To the Chief Executive Officer, options to purchase an aggregate of 147,000 shares of the Company, at an exercise price of $7.77 per share (equivalent to the traded market price on the date of grant). 49,000 of such options vested on December 31, 2017, as the Company share price reached the target of $8.00 per share, and the remainder will vest in two equal annual installments of 49,000, on each of December 31, 2018 and 2019, subject to the Company share price reaching the target of $9.50 per share and $12.50 per share, respectively. These options expire on June 30, 2027. The fair value of the options at the date of grant was $585 using the Monte Carlo model, which utilizes multiple input variables to estimate the probability that market conditions will be achieved, and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 75.00%; risk-free interest rates of 2.34%; and expected term of 10 years.

(2)	To the Chief Scientific Officer: (a) 75,000 RSUs representing a right to receive shares of the Company’s common stock which vested immediately, have an exercise price of $0.012 per share of common stock and expire on June 30, 2027. The total fair value of these RSUs on the date of grant was $582, using the quoted closing market share price of $7.77 on Nasdaq on the date of grant. The shares of common stock underlying the RSUs will be issued upon request of the grantee. As of August 31, 2018, none of these RSUs were exercised; and (b) options to purchase an aggregate of 69,999 shares of the Company, at an exercise price of $7.77 per share (equivalent to the traded market price on the date of grant). 23,333 of such options vested on December 31, 2017 and the remainder will vest in two equal annual installments of 23,333, on each of December 31, 2018 and 2019. These options expire on June 30, 2027. The fair value of all these options on the date of grant was $359, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $7.77; dividend yield of 0% for all years; expected volatility of 74.77%; risk-free interest rates of 1.89%; and expected term of 6 years.

(3)	To four members of the Company’s Board of Directors, options to purchase an aggregate of 67,092 shares of the Company (16,773 options to each director), at an exercise price of $7.77 per share (equivalent to the traded market price on the date of grant). 22,364 of such options (5,591 options for each director) vested on December 31, 2017 and the remainder will vest in two equal annual installments, on each of December 31, 2018 and 2019. These options expire on June 30, 2027. The fair value of all these options on the date of grant was $344, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $7.77; dividend yield of 0% for all years; expected volatility of 74.77%; risk-free interest rates of 1.89%; and expected term of 6 years.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 8 - STOCK-BASED COMPENSATION (continued):

(4)	To a member of the Company’s Board of Directors, options to purchase an aggregate of 56,773 shares of the Company at an exercise price of $7.77 per share (equivalent to the traded market price on the date of grant). 15,591 of such options vested on December 31, 2017 and the remainder will vest in three annual installments, 15,591 of which will vest on each of December 31, 2018 and 2019, and 10,000 of which will vest on December 31, 2020. These options expire on June 30, 2027. The fair value of these options on the date of grant was $294, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $7.77; dividend yield of 0% for all years; expected volatility of 74.15%; risk-free interest rates of 2.14%; and expected term of 6.18 years.

(5)	To employees of the Subsidiary, options to purchase an aggregate of 38,901 shares of the Company, at an exercise price of $7.77 per share (equivalent to the traded market price on the date of grant). 4,912 of such options vested on December 31, 2017, 22,777 of such options were forfeited through August 31, 2018, 1,388 options expired through August 31, 2018 and the remainder will vest in two equal annual installments, on each of December 31, 2018 and 2019. These options expire on June 30, 2027. The fair value of all these options on the date of grant was $200, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $7.77; dividend yield of 0% for all years; expected volatility of 74.77%; risk-free interest rates of 1.89%; and expected term of 6 years.

f.	On July 19, 2017, options to purchase an aggregate of 20,001 shares of the Company were granted to an employee of the Subsidiary at an exercise price of $8.57 per share (equivalent to the traded market price on the date of grant). 6,667 of such options vested on December 31, 2017 and the remainder will vest in two equal annual installments, on each of December 31, 2018 and 2019. These options expire on July 19, 2027. The fair value of these options on the date of grant was $113, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $8.57; dividend yield of 0% for all years; expected volatility of 74.65%; risk-free interest rates of 1.83%; and expected term of 6 years.

g.	On January 31, 2018, the Company granted options to purchase an aggregate of 159,000 shares of the Company at an exercise price of $8.14 per share (equivalent to the traded market price on the date of grant) as follows: 97,000 to the CEO; 47,000 to the CSO; and 15,000 to an employee of the Subsidiary. The options will vest in four equal annual installments, on each of January 1, 2019, 2020, 2021 and 2022. These options expire on January 31, 2028. The fair value of all these options on the date of grant was $857, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $8.14; dividend yield of 0% for all years; expected volatility of 71.96%; risk-free interest rates of 2.66%; and expected term of 6.25 years.

h.	On each of April 8, 2018 and May 3, 2018, the Company granted options to purchase 30,000 shares of the Company to an employee of the Subsidiary at exercise prices of $7.05 and $6.70 per share, respectively (equivalent to the traded market price on the date of grant). The options vest in sixteen consecutive equal installments on the last day of each quarter commencing June 30, 2018. 30,000 options expire on April 8, 2028 and 30,000 options expire on May 3, 2028. The fair value of all these options on the date of grant was $269, using the Black Scholes option-pricing model and was based on the following assumptions: (a) for the options granted on April 8, 2018: stock price of $7.05; dividend yield of 0% for all years; expected volatility of 71.54%; risk-free interest rates of 2.70%; and expected term of 6.07 years; and (b) for the options granted on May 3, 2018: stock price of $6.70; dividend yield of 0% for all years; expected volatility of 71.62%; risk-free interest rates of 2.90%; and expected term of 6.02 years.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 8 - STOCK-BASED COMPENSATION (continued):

i.	Options to employees, directors and non-employees

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model or Monte Carlo model with the following range of assumptions:

	For options granted in the year ended August 31,
	2018	2017	2016
Expected option life (years)	6.02-6.25	5.00-10.00	10.00
Expected stock price volatility (%)	71.54-71.96	74.15-77.29	80.46
Risk free interest rate (%)	2.66-2.90	1.83-2.47	2.24
Expected dividend yield (%)	0.0	0.0	0.0

A summary of the status of the stock options granted to employees and directors as of August 31, 2018, 2017 and 2016, and changes during the years ended on those dates, is presented below:

	Year ended August 31,
	2018		2017		2016
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
		$		$		$
Options outstanding at beginning of year	1,208,549	6.94	904,234	6.75	904,234	6.75
Changes during the year:
Granted	219,000	7.79	427,497	7.51	-	-
Forfeited	(22,777)	7.77	-	-	-	-
Expired	(145,388)	6.49	(59,282)	10.27
Exercised	(50,750)	4.08	(63,900)	5	-	-
Options outstanding at end of year	1,208,634	7.25	1,208,549	6.94	904,234	6.75
Options exercisable at end of year	739,650		808,783		904,234
Weighted average fair value of options granted during the year	$5.14		$4.75		$-

Expenses recognized in respect of stock options granted to employees and directors, for the years ended August 31, 2018, 2017 and 2016 were $1,350, $451 and $14, respectively.

The total intrinsic value of employees’ options exercised during the years ended August 31, 2018 and 2017 was $248 and $85, respectively. None of the options were exercised by employees during the year ended August 31, 2016.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 8 - STOCK-BASED COMPENSATION (continued):

The following table presents summary information concerning the options granted to employees and directors outstanding as of August 31, 2018:

Exercise prices	Number outstanding	Weighted Average Remaining Contractual Life	Weighted average exercise price
$		Years	$
1.00 to 5.88	391,921	2.72	4.83
6.23 to 7.88	527,794	8.11	7.66
8.14 to 12.45	288,919	7.94	9.81
	1,208,634	6.32	7.25

739,650 of options granted to employees and directors that were outstanding as of August 31, 2018, were also exercisable as of August 31, 2018.

As of August 31, 2018, there were $1,241 of unrecognized compensation costs related to non-vested options previously granted to employees and directors. The unrecognized compensation costs are expected to be recognized over a weighted average period of 2.7 years.

A summary of the status of the stock options granted to non-employees outstanding as of August 31, 2018, 2017 and 2016, and changes during the years ended on those dates, is presented below:

	Year ended August 31,
	2018		2017		2016
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
		$		$		$
Options outstanding at beginning of year	55,486	6.71	29,668	8.35	40,286	7.29
Changes during the year:
Granted	-	-	37,152	6.00	22,000	7.36
Exercised	-	-	-	-	(18,718)	6.00
Forfeited	-	-	-	-	(9,000)	7.36
Expired	-	-	(11,334)	8.65	(4,900)	6.00
Options outstanding at end of year	55,486	6.71	55,486	6.71	29,668	8.35
Options exercisable at end of year	44,134	6.90	27,622	7.43	29,668	8.35

The Company recorded stock-based compensation of $111, $59 and $102 during the years ended August 31, 2018, 2017 and 2016, respectively, related to non-employees’ awards.

None of the options were exercised by non-employees during the years ended August 31, 2018 and 2017. The total intrinsic value of non-employees’ options exercised during the year ended August 31, 2016 was $37.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 8 - STOCK-BASED COMPENSATION (continued):

The following table presents summary information concerning the options granted to non-employees outstanding as of August 31, 2018:

Range of exercise prices	Number outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$		Years	$
6.00	37,152	8.56	6.00
7.36	10,000	7.22	7.36
9.12	8,334	0.36	9.12
	55,486	7.09	6.71

44,134 options granted to non-employees that were outstanding as of August 31, 2018, were also exercisable as of August 31, 2018.

As of August 31, 2018, there were $32 of unrecognized compensation costs related to non-vested non-employee options. The unrecognized compensation costs are expected to be recognized over a weighted average period of 0.5 years.

j.	Restricted stock units

The following table summarizes the activities for unvested RSUs granted to employees and directors for the years ended August 31, 2018, 2017 and 2016:

	Year ended August 31,
	2018	2017	2016
	Number of RSUs
Unvested at the beginning of period	198,276	201,669	313,216
Granted	-	178,120	1,000
Vested and issued	(32,480)	(159,353)	(101,459)
Forfeited	-	(22,160)	(11,088)
Outstanding at the end of the period	165,796	198,276	201,669
Vested and unissued	164,636	164,636	152,656

The Company recorded compensation costs related to RSUs of $86, $1,064 and $518, during the years ended August 31, 2018, 2017 and 2016, respectively, related to RSU awards.

As of August 31, 2018, there was $1 unrecognized compensation costs related to RSUs, to be recorded over the next 4 months.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 9 - FINANCIAL INCOME AND EXPENSES

a.	Financial income

	Year ended August 31,
	2018	2017	2016
Income from interest on deposits	$741	$657	$378
Exchange rate differences	-	7	-
Income from interest on corporate bonds	162	128	96
	$903	$792	$474

b.	Financial expenses

	Year ended August 31,
	2018	2017	2016
Exchange rate differences	$30	$17	$17
Bank commissions	6	6	11
Other	67	78	65
	$103	$101	$93

NOTE 10 - TAXES ON INCOME:

Taxes on income included in the consolidated statements of operations represent current taxes due to taxable income of the Company and its Subsidiary.

a.	Corporate taxation in the U.S.

The applicable corporate tax rate for the Company is 21% following the U.S. Tax Cuts and Jobs Act (the “TCJA”), excluding state tax and local tax. On December 22, 2017, the TCJA was signed into law, which among other changes reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018.

As of August 31, 2018, the Company has an accumulated tax loss carryforward of approximately $12,053 (as of August 31, 2017, approximately $10,119). Under U.S. tax laws, subject to certain limitations, carryforward tax losses expire 20 years after the year in which incurred. In the case of the Company, subject to potential limitations in accordance with the relevant law, the net loss carryforward will expire in the years 2025 through 2037.

b.	Corporate taxation in Israel:

The Subsidiary is taxed in accordance with Israeli tax laws. The corporate tax rates applicable to 2018, 2017 and 2016 are 23%, 24% and 25%, respectively.

As of August 31, 2018, the Subsidiary has an accumulated tax loss carryforward of approximately $34,695 (as of August 31, 2017, approximately $26,881). Under the Israeli tax laws, carryforward tax losses have no expiration date.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 10 - TAXES ON INCOME (continued):

c.	Deferred income taxes:

	August 31,
	2018	2017	2016
In respect of:

Net operating loss carryforward	$10,451	$9,253	$9,219
Research and development expenses	2,431	2,046	-
Less - valuation allowance	(12,882)	(11,299)	(9,219)
Net deferred tax assets	$-	$-	$-

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

The reduction of the tax rate and TCJA had no impact on the net deferred taxes of the Company.

d.	Loss before taxes on income and income taxes included in the income statements of operations:

	Year ended August 31,
	2018	2017	2016
Loss before taxes on income:
U.S.	$1,934	$1,115	$959
Outside U.S.	10,793	8,965	8,670
	$12,727	$10,080	$9,629
Taxes on income (tax benefit):
Current:
U.S.	-	-	(15)
Outside U.S.	-	400	1,350
	$-	$400	$1,335

Taxes on income of $400 in the year ended August 31, 2017 resulted from withholding tax deducted from HTIT milestones payments, which were received during the year ended August 31, 2017, according to the License Agreement. As of August 31, 2017, the Company did not expect to reach taxable income in the 5 years following the balance sheet date, and therefore recognized this amount as taxes on income.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 10 - TAXES ON INCOME (continued):

e.	Reconciliation of the statutory tax benefit to effective tax expense

Following is a reconciliation of the theoretical tax expense, assuming all income is taxed at the regular tax rates applicable to companies in the United States, and the actual tax expense:

	Year ended August 31,
	2018	2017	2016
Loss before income taxes as reported in the consolidated statement of comprehensive loss	$(12,727)	$(10,080)	$(9,629)
Statutory tax benefit	(2,673)	(3,528)	(3,370)
Increase in income taxes resulting from:
Change in the balance of the valuation allowance for deferred tax	1,583	2,080	2,563
Disallowable deductions	112	327	167
Influence of different tax rate applicable to the Subsidiary and changes in tax rates from previous years	978	1,121	640
Withholding tax, see note 10d above	-	400	1,350
Uncertain tax position	-	-	(15)
Taxes on income for the reported year	$-	$400	$1,335

f.	Uncertainty in Income Taxes

ASC Topic 740, “Income Taxes” requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect the operating results of the Company. The Company recognizes interest and penalties related to its tax contingencies as income tax expense.

The following table summarizes the activity of the Company unrecognized tax benefits:

	Year ended August 31,
	2018	2017	2016
Balance at Beginning of Year	$11	$11	26
Decrease in uncertain tax positions for the current year	-	-	(15)
Balance at End of Year	$11	$11	$11

The Company does not expect unrecognized tax expenses to change significantly over the next 12 months.

The Company is subject to U.S. Federal income tax examinations for the tax years of 2014 through 2018.

The Subsidiary is subject to Israeli income tax examinations for the tax years of 2013 through 2018.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 10 - TAXES ON INCOME (continued):

g.	Valuation Allowance Rollforward

	Year ended August 31,
	Balance at beginning of period	Additions	Balance at end of period
Allowance in respect of carryforward tax losses:
Year ended August 31, 2018	$11,299	$1,583	$12,882
Year ended August 31, 2017	9,219	2,080	11,299
Year ended August 31, 2016	$6,656	$2,563	$9,219

NOTE 11 - RELATED PARTIES - TRANSACTIONS:

a.	During each of the fiscal years of 2018, 2017 and 2016, the Company paid to directors $100, $100 and $92, respectively, as directors’ fees.

b.	On July 1, 2008, the Subsidiary entered into two consulting agreements with KNRY Ltd. (“KNRY”), an Israeli company owned by the CSO, whereby the CEO and the CSO, through KNRY, provide services to the Company (the “Consulting Agreements”). The Consulting Agreements are both terminable by either party upon 140 days, prior written notice. The Consulting Agreements, as amended, provide that KNRY will be reimbursed for reasonable expenses incurred in connection with performance of the Consulting Agreements and that the monthly consulting fee paid to the CEO and the CSO is NIS 127,570 ($35) and NIS 80,454 ($22), respectively.

In addition to the Consulting Agreements, based on a relocation cost analysis prepared by consulting company ORI - Organizational Resources International Ltd., the Company pays for certain direct costs, related taxes and expenses incurred in connection with the relocation of the CEO to New York. During fiscal 2018, such relocation expenses totaled $430.

c.	Balances with related parties:

	August 31,
	2018	2017
Accounts payable and accrued expenses - KNRY	$46	$-

d.	Expenses to related parties:

	Year ended August 31,
	2018	2017	2016
KNRY	$828	$868	$839

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)	Exhibits

3.1	Composite Copy of Certificate of Incorporation, as amended as of January 22, 2013, corrected February 8, 2013, further amended July 25, 2014 and corrected September 5, 2017 (incorporated by reference from our annual report on Form 10-K filed November 29, 2017).

3.2	Amended and Restated By-laws (incorporated by reference from our current report on Form 8-K filed February 1, 2013, File No. 000-50298).

4.1	Specimen Common Stock Certificate (incorporated by reference from our registration statement on Form S-1 filed February 1, 2013, File No. 000-50298).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference from our current report on Form 8-K filed July 5, 2018).

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

10.8+	Amendment, dated July 13, 2013, to Consulting Agreement by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008 for the services of Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed November 14, 2014).

10.9+	Amendment, dated July 21, 2015, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed November 25, 2015).

10.10+	Amendment, dated June 27, 2016, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed November 25, 2016).

10.11+	Amendment, dated June 30, 2017, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed November 29, 2017).

10.12+	Oramed Pharmaceuticals Inc. Second Amended and Restated 2008 Stock Incentive Plan (incorporated by reference from our definitive proxy statement on Schedule 14A filed August 4, 2016).

10.13+	Form of Restricted Stock Unit Notice and Restricted Stock Unit Agreement (incorporated by reference from our annual report on Form 10-K filed November 14, 2014).

10.14+	Form of Restricted Stock Unit Notice and Restricted Stock Unit Agreement between the Company and the CSO or CEO (incorporated by reference from our annual report on Form 10-K filed November 29, 2017).

10.15+	Form of Notice of Stock Option Award and Stock Option Award Agreement (incorporated by reference from our current report on Form 8-K filed July 2, 2008, File No. 000-50298).

10.16+	Amended and Restated Employment Agreement, dated July 20, 2017, by and between Oramed Ltd. and Hilla Eisenberg (incorporated by reference from our current report on Form 8-K filed July 21, 2017).

10.17+*	Amendment to Amended and Restated Employment Agreement, dated October 29, 2018, by and between Oramed Ltd. and Hilla Eisenberg.

10.18+*	Employment Agreement, dated November 6, 2018, by and between Oramed Ltd. and Mark Hasleton.

10.19+	Clinical Trial Agreement, dated September 11, 2011, between Oramed Ltd., Hadasit Medical Research Services and Development Ltd., Miriam Kidron and Daniel Schurr (incorporated by reference from our annual report on Form 10-K/A filed December 21, 2012, File No. 000-50298).

10.20+	Clinical Trial Agreement, dated July 8, 2009, between Oramed Ltd., Hadasit Medical Research Services and Development Ltd., Miriam Kidron and Itamar Raz (incorporated by reference from our current report on Form 8-K filed July 9, 2009, File No. 000-50298).

10.21	Agreement, dated January 7, 2009, between Oramed Pharmaceuticals Inc. and Hadasit Medical Research Services and Development Ltd. (incorporated by reference from our current report on Form 8-K filed January 7, 2009, File No. 000-50298).

10.22	Manufacturing and Clinical Supply Agreement, dated July 5, 2010, between Oramed Ltd. and Sanofi-Aventis Deutschland GMBH (incorporated by reference from our current report on Form 8-K filed July 14, 2010, File No. 000-50298).

10.23	Patent Transfer Agreement, dated February 22, 2011, between Oramed Ltd. and Entera Bio Ltd. (incorporated by reference from our registration statement on Form S-1 filed March 25, 2011, File No. 333-173058).

10.24+*	Representative Form of Indemnification Agreements between Oramed Pharmaceuticals Inc. and each of our directors and officers.

10.25+	Letter Agreement, dated as of February 5, 2013, between Oramed Pharmaceuticals Inc. and Regals Capital LP (incorporated by reference from our annual report on Form 10-K filed November 25, 2016).

10.26+	Employment Agreement, dated April 14, 2013, between Oramed Ltd. and Joshua Hexter (incorporated by reference from our current report on Form 8-K filed April 16, 2013).

10.27+	Amendment to Employment Agreement, dated July 21, 2015, between Oramed Ltd. and Joshua Hexter (incorporated by reference from our annual report on Form 10-K filed November 25, 2015).

10.28+	Amendment to Employment Agreement, dated June 27, 2016, between Oramed Ltd. and Joshua Hexter (incorporated by reference from our annual report on Form 10-K filed November 25, 2016).

10.29+	Amendment to Employment Agreement, dated April 15, 2018, between Oramed Ltd. and Joshua Hexter (incorporated by reference from our quarterly report on Form 10-Q filed July 12, 2018).

10.30	Securities Purchase Agreement, dated November 30, 2015, between Oramed Pharmaceuticals, Inc. and Hefei Tianhui Incubator of Technologies Co., Ltd. (incorporated by reference from Schedule 13D/A filed by Nadav Kidron on December 29, 2015).

10.31	Amended and Restated Technology License Agreement, dated December 21, 2015, between Hefei Tianhui Incubator of Technologies Co., Ltd., Oramed Pharmaceuticals, Inc. and Oramed Ltd. (Confidential treatment has been granted for portions of this document. Incorporated by reference from our quarterly report on Form 10-Q filed January 13, 2016).

10.32	Amendment to the Amended and Restated Technology License Agreement, dated June 3, 2016, between Hefei Tianhui Incubator of Technologies Co., Ltd., Oramed Pharmaceuticals, Inc. and Oramed Ltd. (Confidential treatment has been requested for portions of this document. The confidential portions will be omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission) (incorporated by reference from our annual report on Form 10-K filed November 25, 2016).

10.33	Amendment to the Amended and Restated Technology License Agreement, dated July 24, 2016, between Hefei Tianhui Incubator of Technologies Co., Ltd., Oramed Pharmaceuticals, Inc. and Oramed Ltd. (Confidential treatment has been requested for portions of this document. The confidential portions will be omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission) (incorporated by reference from our annual report on Form 10-K filed November 25, 2016).

10.34	Service Agreement, dated as of June 3, 2016, between Oramed Ltd. and XERTECS GmbH (Confidential treatment has been granted for portions of this document. The confidential portions have been omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission) (incorporated by reference from our annual report on Form 10-K filed November 25, 2016).

10.35	General Technical Agreement between Oramed Ltd. and Premas Biotech Pvt. Ltd., dated July 24, 2016 (Confidential treatment has been granted for portions of this document. The confidential portions have been omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission) (incorporated by reference from our annual report on Form 10-K filed November 25, 2016).

10.36	At-the-Market Issuance Sales Agreement, dated April 2, 2015, by and between Oramed Pharmaceuticals Inc. and MLV & Co. LLC. (incorporated by referenced from our quarterly report on Form 10-Q filed April 3, 2015).

10.37	Amendment No. 1 to At-The-Market Issuance Sales Agreement, dated April 5, 2017, among FBR Capital Markets & Co., MLV & Co. LLC and Oramed Pharmaceuticals Inc. (incorporated by reference from our quarterly report on Form 10-Q filed April 5, 2017).

10.38	Clinical Research Organization Services Agreement, dated February 14, 2018 and effective as of November 1, 2017, between Oramed Ltd. and Integrium, LLC (Confidential treatment has been granted for portions of this document. The confidential portions have been omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission.) (incorporated by reference from our quarterly report on Form 10-Q filed April 9, 2018).

10.39	Form of Securities Purchase Agreement, dated as of July 2, 2018, between the Company and each Purchaser (incorporated by reference from the Company’s Current Report on Form 8-K filed July 5, 2018).

21.1	Subsidiary (incorporated by reference from our annual report on Form 10-K filed November 27, 2013, File No. 000-50298).

23.1*	Consent of Kesselman & Kesselman, Independent Registered Public Accounting Firm.

31.1*	Certification Statement of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification Statement of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification Statement of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification Statement of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.1*	The following financial statements from the Company’s annual report on Form 10-K for the year ended August 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensation plan.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

/s/ NADAV KIDRON
Nadav Kidron,
President and Chief Executive Officer

Date: November 27, 2018

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ NADAV KIDRON	November 27, 2018
Nadav Kidron,
President and Chief Executive Officer and Director
(principal executive officer)

/s/ HILLA EISENBERG	November 27, 2018
Hilla Eisenberg,
Chief Financial Officer
(principal financial and accounting officer)

/s/ AVIAD FRIEDMAN	November 27, 2018
Aviad Friedman,
Director

/s/ MIRIAM KIDRON	November 27, 2018
Miriam Kidron,
Director

/s/ XIAOPENG LI	November 27, 2018
Xiaopeng Li,
Director

/s/ KEVIN RAKIN	November 27, 2018
Kevin Rakin,
Director

/s/ LEONARD SANK	November 27, 2018
Leonard Sank,
Director

/s/ DAVID SLAGER	November 27, 2018
David Slager,
Director