Form 10-Q
period 2019-05-31
ORAMED PHARMACEUTICALS INC.
filed 2019-07-10
CIK 1176309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50298

ORAMED PHARMACEUTICALS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0376008
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

142 W. 57th Street New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

844-967-2633

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.012	ORMP	The Nasdaq Capital Market, Tel Aviv Stock Exchange

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

Yes ☐    No ☒

As of July 9, 2019, there were 17,383,359 shares of the issuer’s common stock, $0.012 par value per share, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and the “Company” mean Oramed Pharmaceuticals Inc. and our wholly-owned Israeli subsidiary, Oramed Ltd., unless otherwise indicated.  All dollar amounts refer to U.S. Dollars unless otherwise indicated.

On May 31, 2019, the exchange rate between the New Israeli Shekel, or NIS, and the dollar, as quoted by the Bank of Israel, was NIS 3.634 to $1.00. Unless indicated otherwise by the context, statements in this Quarterly Report on Form 10-Q that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

i

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2019

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	May 31,	August 31,
	2019	2018
Assets
CURRENT ASSETS:
Cash and cash equivalents	$3,946	$4,996
Short-term deposits	18,025	20,875
Marketable securities	4,223	4,592
Prepaid expenses and other current assets	394	574
Total current assets	26,588	31,037

LONG-TERM ASSETS:
Long-term deposits	9,400	13,542
Marketable securities	1,400	2,785
Amounts funded in respect of employee rights upon retirement	17	16
Property and equipment, net	27	17
Total long-term assets	10,844	16,360
Total assets	$37,432	$47,397

Liabilities and stockholders’ equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,474	$2,058
Contract liabilities	2,703	2,449
Payable to related parties	39	46
Total current liabilities	5,216	4,553

LONG-TERM LIABILITIES:
Contract liabilities	10,339	11,388
Employee rights upon retirement	21	20
Provision for uncertain tax position	11	11
Other liabilities	288	313
Total long-term liabilities	10,659	11,732

COMMITMENTS (note 2)

STOCKHOLDERS’ EQUITY:
Common stock, $0.012 par value (30,000,000 authorized shares; 17,383,359 and 17,369,875 shares issued and outstanding as of May 31, 2019 and August 31, 2018, respectively)	207	207
Additional paid-in capital	100,173	99,426
Accumulated other comprehensive income	-	702
Accumulated deficit	(78,823)	(69,223)
Total stockholders’ equity	21,557	31,112
Total liabilities and stockholders’ equity	$37,432	$47,397

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	Nine months ended		Three months ended
	May 31,	May 31,	May 31,	May 31,
	2019	2018	2019	2018
REVENUES	$2,022	$1,832	$682	$617
COST OF REVENUES (INCOME)	90	(86)	-	(86)
RESEARCH AND DEVELOPMENT EXPENSES	11,322	9,245	3,861	4,194
GENERAL AND ADMINISTRATIVE EXPENSES	2,896	3,050	899	1,043
OPERATING LOSS	12,286	10,377	4,078	4,534
FINANCIAL INCOME	822	648	263	209
FINANCIAL EXPENSES	41	72	14	29
LOSS FROM CHANGES IN FAIR VALUE OF INVESTMENT	270	-	243	-
LOSS BEFORE TAXES ON INCOME	11,775	9,801	4,072	4,354
TAXES ON INCOME	300	-	-	-
NET LOSS FOR THE PERIOD	12,075	9,801	4,072	4,354
UNREALIZED LOSS ON AVAILABLE FOR SALE SECURITIES	-	203	-	115
TOTAL OTHER COMPREHENSIVE LOSS	-	203	-	115
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	12,075	$10,004	4,072	$4,469
LOSS PER SHARE OF COMMON STOCK:
BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	$0.69	$0.68	$0.23	$0.30
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	17,453,185	14,401,623	17,456,683	14,518,878

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands

(UNAUDITED)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	$	capital	income	deficit	equity
	In thousands
BALANCE AS OF AUGUST 31, 2018	17,369	$207	$99,426	$702	$(69,223)	$31,112
INITIAL ADOPTION OF ASC 606	-	-	-	-	1,773	1,773
INITIAL ADOPTION OF ASU 2016-01	-	-	-	(702)	702	-
CHANGES DURING THE NINE-MONTH PERIOD ENDED MAY 31, 2019:
SHARES ISSUED FOR SERVICES	13	*	54	-	-	54
STOCK-BASED COMPENSATION	-	-	693	-	-	693
NET LOSS	-	-	-	-	(12,075)	(12,075)
BALANCE AS OF MAY 31, 2019	17,382	207	100,173	-	(78,823)	21,557

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	$	capital	income	loss	equity
	In thousands
BALANCE AS OF AUGUST 31, 2017	13,668	$163	$75,170	$401	$(56,496)	$19,238
CHANGES DURING THE NINE-MONTH PERIOD ENDED MAY 31, 2018:
SHARES ISSUED FOR SERVICES	8	*	60	-	-	60
ISSUANCE OF COMMON STOCK, NET	573	7	5,157	-	-	5,164
EXERCISE OF WARRANTS AND OPTIONS	189	2	995	-	-	997
STOCK-BASED COMPENSATION	32	*	1,202	-	-	1,202
NET LOSS	-	-	-	-	(9,801)	(9,801)
OTHER COMPREHENSIVE LOSS	-	-	-	(203)	-	(203)
BALANCE AS OF MAY 31, 2018	14,470	$172	$82,584	$198	$(66,297)	$16,657

*	Represents an amount of less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands

(UNAUDITED)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	$	capital	income	deficit	equity
	In thousands
BALANCE AS OF FEBRUARY 28, 2019	17,380	207	99,892	-	(74,751)	25,348
CHANGES DURING THE THREE-MONTH PERIOD ENDED MAY 31, 2019:
SHARES ISSUED FOR SERVICES	2	*	10	-	-	10
STOCK-BASED COMPENSATION	-	-	271	-	-	271
NET LOSS	-	-	-	-	(4,072)	(4,072)
BALANCE AS OF MAY 31, 2019	17,382	207	100,173	-	(78,823)	21,557

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	$	capital	income	loss	equity
	In thousands
BALANCE AS OF FEBRUARY 28, 2018	14,406	171	81,939	313	(61,943)	20,480
CHANGES DURING THE THREE-MONTH PERIOD ENDED MAY 31, 2018:
SHARES ISSUED FOR SERVICES	3	*	17			17
ISSUANCE OF COMMON STOCK, NET	40	1	282			283
EXERCISE OF WARRANTS AND OPTIONS	-	-	-			-
STOCK-BASED COMPENSATION	21	*	346			346
NET LOSS	-				(4,354)	(4,354)
OTHER COMPREHENSIVE LOSS	-			(115)		(115)
BALANCE AS OF MAY 31, 2018	14,470	$172	$82,584	$198	$(66,297)	$16,657

*	Represents an amount of less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(UNAUDITED)

	Nine months ended
	May 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,075)	$(9,801)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	4	4
Exchange differences and interest on deposits and held to maturity bonds	(161)	48
Changes at fair value of investments	270
Stock-based compensation	693	1,202
Shares issued for services	54	60
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	180	(50)
Accounts payable, accrued expenses and related parties	409	472
Contract liabilities	978	(1,832)
Liability for employee rights upon retirement	1	1
Other liabilities	(25)	(113)
Total net cash used in operating activities	(9,672)	(10,009)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14)	(3)
Purchase of short-term deposits	(2,900)	(4,351)
Purchase of long-term deposits	(4,237)	(5,540)
Purchase of held to maturity securities	(747)	(2,879)
Proceeds from sale of short-term deposits	14,321	14,716
Proceeds from maturity of held to maturity securities	2,200	1,607
Funds in respect of employee rights upon retirement	(1)	(1)
Total net cash provided by investing activities	8,622	3,549

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	-	5,164
Proceeds from exercise of warrants and options	-	997
Total net cash provided by financing activities	-	6,161
EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	3
DECREASE IN CASH AND CASH EQUIVALENTS	(1,050)	(296)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,996	3,969
CASH AND CASH EQUIVALENTS AT END OF PERIOD	3,946	$3,673

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS -
Interest received	$626	$592

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

a.	General:

1)	Incorporation and operations

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

The initial payment of $3,000 was received in January 2016. Following the achievement of certain milestones, the second and third payments of $6,500 and $4,000, respectively, were received in July 2016, the fourth milestone payment of $4,000 was received in October 2016 and the fifth milestone payment of $3,000 was received in January 2019. Milestone payments received as of May 31, 2019 totaled $20,500.

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

Basic and diluted net loss per common share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding for each period. Outstanding stock options, warrants and restricted stock units (“RSUs”) have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for all periods presented. The weighted average number of common stock options, warrants and RSUs excluded from the calculation of diluted net loss was 4,386,209 and 1,429,046 for the nine-month periods ended May 31, 2019 and 2018, respectively, and 4,568,811 and 1,474,042 for the three-month periods ended May 31, 2019 and 2018, respectively.

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

Amounts that were allocated to the License Agreement as of May 31, 2019 aggregated $22,383, all of which was received through the balance sheet date. Through May 31, 2019, the Company recognized revenue associated with this agreement in the aggregate amount of $9,341 (of which $2,022 was recognized in the nine-month period ended May 31, 2019 and $1,773 was recognized as an increase to the September 1, 2018 opening balance of stockholders’ equity associated with the impact of the adoption of ASC 606 under the modified retrospective method of adoption), and deferred the remaining amount of $13,042, which is presented as a contract liability on the condensed consolidated balance sheet. During the nine-month and three-month periods ended May 31, 2019, the Company recognized revenue in the amount of $1,723 and $581, respectively, that was included in the contract liabilities balance at the beginning of the period.

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

The impact of adoption of ASC 606 on the condensed consolidated balance sheet as of May 31, 2019 and on the condensed consolidated statement of operations for the nine months ended May 31, 2019 was as follows:

	As reported May 31, 2019	Balances without Adoption of ASC 606	Effect of Change

Revenues	$2,022	$2,125	$(103)
Cost of revenues	90	90	-
Contract liabilities (short term)	2,703	3,112	(409)
Contract liabilities (long term)	10,339	11,599	(1,260)
Accumulated deficit	78,823	80,493	(1,670)

The impact of adoption of ASC 606 on the condensed consolidated statement of operations for the three months ended May 31, 2019 was as follows:

	As reported May 31, 2019	Balances without Adoption of ASC 606	Effect of Change

Revenues	$682	$783	$(101)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

d.	Financial instruments

In January 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which updates certain aspects of recognition, measurement, presentation and disclosure of financial assets and financial liabilities (“ASU 2016-01”). The guidance requires entities to recognize changes in fair value in net income rather than in accumulated other comprehensive income. The Company adopted the provisions of this update in the first quarter of fiscal year 2019. Following the adoption, as of September 1, 2018, the Company classified the available for sale securities (investments in equity securities of D.N.A Biomedical Solutions Ltd. (“D.N.A”) and Entera Bio Ltd. (“Entera”)) to financial assets measured at fair value through profit or loss. The Company adopted the standard using the modified retrospective method and, accordingly, reclassified the cumulative unrealized gain from accumulated other comprehensive income to a reduction of its accumulated deficit in an amount of $702.

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

The annual lease payment was New Israeli Shekel (“NIS”) 119,000 ($33) from October 2016 through September 2018 and NIS 132,000 ($37) from October 2018 through September 2021, and is linked to the increase in the Israeli consumer price index (“CPI”) (as of May 31, 2019, the future lease payments will be $85 until the expiration of the lease agreement, based on the exchange rate as of May 31, 2019).

As security for its obligation under this lease agreement, the Company provided a bank guarantee in an amount equal to three monthly lease payments.

c.	On March 3, 2016, the Subsidiary entered into an agreement with a vendor for process development and production of its capsules and on November 24, 2016, April 3, 2017 and July 10, 2017 the Subsidiary entered into amendments to such agreement in an amount of up to Swiss Franc (“CHF”) 1,000,000 ($1,003), CHF 665,000 ($675) of which was recognized in research and development expenses through May 31, 2019.

d.	On May 11, 2016, the Subsidiary entered into a Master Service Agreement with a vendor to retain its services for a pre-clinical toxicology trial for an oral GLP-1 analog capsule for type 2 diabetes patients. As consideration for its services, the Subsidiary will pay the vendor a total amount of $1,283 during the term of the engagement and based on achievement of certain milestones, of which $1,275 was recognized in research and development expenses through May 31, 2019.

e.	On June 13, 2016, the Subsidiary entered into a four-year service agreement with a third party and on December 19, 2016, this agreement and all of the third party rights and obligations thereunder were assigned to another third party. This agreement is required by the License Agreement as described in note 1 and will support the Company’s research and development. The Subsidiary is obligated to pay the third party a total amount of up to €2,360,000 ($2,702), of which €1,981,015 ($2,280) was recognized in research and development expenses through May 31, 2019.

f.	On February 21, 2017, the Subsidiary entered into an agreement with a vendor to retain its services for a pre-clinical toxicology trial for an oral insulin capsule. As consideration for its services, the Subsidiary will pay the vendor a total of up to $952 during the term of the engagement and based on achievement of certain milestones, of which $857 was recognized in research and development expenses through May 31, 2019.

g.	On April 8, 2018, the Company entered into a consulting agreement with a third party advisor for a period of one year, pursuant to which such advisor provides investor relations services and is entitled to receive a monthly cash fee and 10,000 shares of the Company’s common stock issued in four equal quarterly installments commencing August 1, 2018. As of May 31, 2019, the Company had issued to such advisor 10,000 shares. The fair value of the shares at the grant date was $42, which was recognized in general and administrative expenses.

NOTE 2 - COMMITMENTS (continued):

h.	On June 5, 2017, the Subsidiary entered into a clinical research agreement with a vendor, for the conduct of its clamp clinical trial for an oral insulin capsule for type 1 diabetes patients. As consideration for its services, the Subsidiary will pay the vendor a total amount of $958 during the term of the engagement and based on achievement of certain milestones, of which $579 was recognized in research and development expenses through May 31, 2019.

i.	On December 18, 2017, the Subsidiary entered into an agreement with a vendor for the process development and production of one of its oral capsule ingredients in the amount of $2,905 that will be paid over the term of the engagement and based on the achievement of certain development milestones, of which $1,542 was recognized in research and development expenses through May 31, 2019.

j.	On February 14, 2018, the Subsidiary entered into a Clinical Research Organization Services Agreement with a third party, effective as of November 1, 2017, to retain it as a clinical research organization (“CRO”) for the Subsidiary’s three-month dose-ranging clinical trial for its oral insulin capsule for type 2 diabetes patients and, on May 20, 2019, the Subsidiary entered into amendments to such agreement. As consideration for its services, the Subsidiary will pay the CRO a total amount of $10,206 during the term of the engagement and based on achievement of certain milestones, of which $5,689 was recognized in research and development expenses through May 31, 2019.

k.	On May 21, 2018, the Subsidiary entered into a CRO Services Agreement with a third party to retain it as a CRO for the Subsidiary’s food effect clinical trial for its oral insulin capsule. As consideration for its services, the Subsidiary will pay the CRO a total amount of $1,166 during the term of the engagement and based on achievement of certain milestones, of which $996 was recognized in research and development expenses through May 31, 2019.

l.	On July 4, 2018, the Subsidiary entered into an agreement with a vendor to retain its services for a pre-clinical six months toxicology trial for its oral insulin capsule. As consideration for its services, the Subsidiary will pay the vendor a total of up to $971 during the term of the engagement and based on achievement of certain milestones, of which $904 was recognized in research and development expenses through May 31, 2019.

m.	On July 15, 2018, the Company entered into a consulting agreement with a third party advisor for a period of one year, pursuant to which such advisor provides investor relations services and is entitled to receive a monthly cash fee and shares of the Company’s common stock issued in four quarterly installments in an amount equal to $25 per quarter, pursuant to and in accordance with the terms of the agreement, commencing July 15, 2018. The Company terminated this consulting agreement in December 2018. As of the date of termination, the Company had issued to such advisor 9,874 shares and the related expense was recognized in general and administrative expenses.

n.	In December 2018, the Company entered into an agreement with HTIT and its affiliate, under which if HTIT does not have an agreement with the relevant subcontractors, Oramed agreed that specific activities under the work plan may be conducted under the existing agreements of Oramed and the subcontractors and HTIT will pay the required payment directly to the subcontractor. In addition, under certain terms and conditions, and upon the Company’s decision, the Company will assist HTIT to coordinate payments and may pay certain contractors on behalf of HTIT. Amounts due to the subcontractors and the corresponding amounts from HTIT, are recorded as current assets and current liabilities in the balance sheet.

NOTE 2 - COMMITMENTS (continued):

o.	Grants from the Israel Innovation Authority (“IIA”)

Under the terms of the Company’s funding from the IIA, royalties of 3% are payable on sales of products developed from a project so funded, up to a maximum amount equaling 100%-150% of the grants received (dollar linked) with the addition of interest at an annual rate based on LIBOR.

At the time the grants were received, successful development of the related projects was not assured. The total amount that was received through May 31, 2019 was $2,194.

The royalty expenses which are related to the funded project were recognized in cost of revenues in the quarter ended May 31, 2019 and in prior periods.

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

As of May 31, 2019, the assets measured at fair value are comprised of equity securities (Level 1). The fair value of held to maturity bonds as presented in note 4(d) was based on a Level 1 measurement.

As of May 31, 2019, the carrying amounts of cash equivalents, short-term deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.

As of May 31, 2019, the carrying amounts of long-term deposits approximate their fair values due to the stated interest rates which approximate market rates.

The amounts funded in respect of employee rights are stated at cash surrender value which approximates its fair value.

There were no Level 3 items for the nine-month periods ended May 31, 2019 and 2018.

NOTE 4 - MARKETABLE SECURITIES:

The Company’s marketable securities include investments in equity securities of D.N.A and Entera, and in held to maturity bonds.

a.	Composition:

	May 31, 2019	August 31, 2018
Short-term:
D.N.A (see b below)	$624	$666
Entera (see c below)	404	632
Held to maturity bonds (see d below)	3,195	3,294
	$4,223	$4,592
Long-term:
Held to maturity bonds (see d below)	$1,400	$2,785

b.	D.N.A

The D.N.A ordinary shares are traded on the Tel Aviv Stock Exchange. The fair value of those securities is measured at the quoted prices of the securities on the measurement date.

As of May 31, 2019, the Company owns approximately 6.9% of D.N.A’s outstanding ordinary shares.

The cost of the securities as of May 31, 2019 and August 31, 2018 was $595.

c.	Entera

Entera ordinary shares have been traded on The Nasdaq Capital Market since June 28, 2018. The Company measures the investment at fair value from such date, since it has a readily determinable fair value (prior to such date the investment was accounted for as a cost method investment (amounting to $1)).

NOTE 4 - MARKETABLE SECURITIES (continued):

d.	Held to maturity securities

The amortized cost and estimated fair value of held-to-maturity securities as of May 31, 2019, are as follows:

	May 31, 2019
	Amortized cost	Gross unrealized gains	Estimated fair value
Short-term:
Commercial bonds	$3,160	$(2)	$3,158
Accrued interest	35	-	35

Long-term	1,400	3	1,403
	$4,595	$1	$4,596

As of May 31, 2019, the contractual maturities of debt securities classified as held-to-maturity are as follows: after one year through two years, $1,400, and the yield to maturity rates vary between 2.55% to 3.2%.

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

NOTE 5 - STOCKHOLDERS’ EQUITY:

On April 2, 2015, the Company entered into an At The Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc., as successor to FBR Capital Markets & Co. (“FBR”), as amended, pursuant to which the Company may, from time to time and at its option, issue and sell shares of its common stock having an aggregate offering price of up to $25,000 through FBR as its sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to the Company’s effective shelf registration statement on Form S-3 including a prospectus dated February 2, 2017, as supplemented by a prospectus supplement dated April 5, 2017. The Company will pay FBR a commission of 3.0% of the gross proceeds of the sale of any shares sold through FBR. Through May 31, 2019, 576,834 shares were sold under the Sales Agreement for aggregate net proceeds of $5,198. During the nine months ended May 31, 2019, the Company did not issue shares under the Sales Agreement.

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

On April 10, 2019 and April 15, 2019, the Company granted options to its directors to purchase an aggregate of 30,000 shares of common stock of the Company at an exercise price of $4.17 and $4.13 per share, respectively (equivalent to the closing price of the Company’s common stock on the date of grant). 20,000 of such options vested immediately and the remaining 10,000 options will vest on December 31, 2019. The fair value of all these options on the date of grant was $64, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $4.13 and $4.17, respectively; dividend yield of 0% for all years; expected volatility of 53.27% and 66.26%, respectively; risk-free interest rates of 2.37% and 2.28%, respectively; and expected term of 5 and 5.5 years, respectively.

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

In addition to the Consulting Agreements, based on a relocation cost analysis prepared by consulting company ORI - Organizational Resources International Ltd., the Company pays for certain direct costs, related taxes and expenses incurred in connection with the relocation of the CEO to New York. During the nine months ended May 31, 2019, such relocation expenses totaled $389, compared to $365 for the nine months ended May 31, 2018.

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

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Words such as “expects,” “anticipates,” “intends,” “plans,” “planned expenditures,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Quarterly Report on Form 10-Q.  Additionally, statements concerning future matters are forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements include, among other statements, statements regarding the following:

●	the expected development and potential benefits from our products in treating diabetes;

●	the prospects of entering into additional license agreements, or other partnerships or forms of cooperation with other companies or medical institutions;

●	future milestones, conditions and royalties under the license agreement with Hefei Tianhui Incubator of Technologies Co., Ltd., or HTIT;

●	our research and development plans, including pre-clinical and clinical trials plans and the timing of enrollment, obtaining results and conclusion of trials, including without limitation, our expectation that we will initiate two six-month Phase III clinical trials if our Phase IIb three-month dose-ranging clinical trial is successful, and our expectation to file a New Drug Application, thereafter;

●	our belief that our technology has the potential to deliver medications and vaccines orally that today can only be delivered via injection;

●	the competitive ability of our technology-based product efficacy, safety, patient convenience, reliability, value and patent position;

●	the potential market demand for our products;

●	our expectation that in the upcoming year our research and development expenses, net, will continue to be our major expenditure;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and

●	information with respect to any other plans and strategies for our business.

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

Recent business developments

Product Candidates

Oral Insulin

In April 2018, we initiated a three-month dose-ranging Phase IIb clinical trial of our proprietary flagship product, an orally ingestible insulin capsule, or ORMD-0801. This placebo controlled, randomized, 90 day treatment clinical trial is being conducted on approximately 300 type 2 diabetic patients in multiple centers throughout the United States pursuant to an Investigational New Drug application, or IND, with the U.S. Food and Drug Administration, or FDA. The primary endpoints of the trial are to assess the safety and evaluate the effect of ORMD-0801 on HbA1c levels over a 90 day treatment period. Secondary endpoints of the trial include measurements of fasting plasma glucose, or FPG, post-prandial glucose, or PPG levels, during a mixed-meal tolerance test, or MMTT, and weight. In May 2019 we began an extension of this protocol for approximately 75 type 2 diabetic patients, to be dosed using a lower dosage. The first part of the trial, which included the initial approximately 300 patients, is projected to be completed in the fourth quarter of calendar year 2019.

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

In March 2019, we completed a six-month dosing toxicology study of our oral insulin formulation, which was initiated in September 2018 following the FDA’s request. We expect to get the results of this study in the first quarter of calendar year 2020.

Should our Phase IIb three-month dose-ranging clinical trial successfully meet its primary or secondary endpoints, we anticipate initiating two six-month Phase III clinical trials on both type 1 and type 2 diabetic patients, following which we expect to file a BLA with potential FDA approval by the end of the first half of calendar year 2024.

Oral GLP-1 Analog

In addition to our flagship product, the ORMD-0801 insulin capsule, we are using our technology for an orally ingestible GLP-1/exenatide capsule, or ORMD-0901. In September 2018, the FDA cleared our IND application for human trials of ORMD-0901. In February 2019, we completed a Phase I pharmacokinetic trial which was initiated in January 2019 to evaluate the safety and the pharmacokinetics of ORMD-0901 compared to placebo. We expect to get the results of this study in the second half of calendar year 2019. This study was conducted pursuant to the IND and will be followed by a Phase II trial on type 2 diabetic patients which will be conducted in the United States under an IND.

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

The table below gives an overview of our primary product pipeline (calendar quarters):

	Phase I	Phase II	Phase III	Timeline
ORMD-0801 oral insulin	Type 2 diabetes			Q2 ’18: Phase IIb 90-day multi-center study initiated (projected completion of the first part of the study Q4 ’19) Q3 ’20: Phase III study projected initiation (projected completion Q3 ’22)
	Type 1 diabetes			Q2 ’18: Clamp study initiated (projected completion Q3 ’19) Q2 ’18: Food effect study initiated (projected completion Q3 ’19) Q3 ’20: Phase III projected initiation (projected completion Q3 ’22)
ORMD-0901 oral GLP-1	Type 2 diabetes			Q1 ’19: Pharmacokinetics clinical study completed (projected results Q3-Q4 ’19) Q1 ’20: Phase II projected initiation (projected completion Q4 ’21)

Out-Licensed Technology

On November 30, 2015, we, our Israeli subsidiary and HTIT entered into a Technology License Agreement, and on December 21, 2015 these parties entered into an Amended and Restated Technology License Agreement that was further amended by the parties on June 3, 2016 and July 24, 2016, or the License Agreement. According to the License Agreement, we granted HTIT an exclusive commercialization license in the territory of the People’s Republic of China, Macau and Hong Kong, or the Territory, related to our oral insulin capsule, ORMD-0801, or the Product. Pursuant to the License Agreement, HTIT will conduct, at its own expense, certain pre-commercialization and regulatory activities with respect to our subsidiary’s technology and ORMD-0801 capsule, and will pay (i) royalties of 10% on net sales of the related commercialized products to be sold by HTIT in the Territory, or Royalties, and (ii) an aggregate of $37.5 million, of which $3 million was payable immediately, $8 million was paid subject to our entry into certain agreements with certain third parties, and $26.5 million is payable upon achievement of certain milestones and conditions. In the event that we will not meet certain conditions, the Royalties rate may be reduced to a minimum of 8%. Following the final expiration of our patents covering the technology in the Territory in 2033, the Royalties rate may be reduced, under certain circumstances, to 5%. The royalty payment obligation shall apply during the period of time beginning upon the first commercial sale of the Product in the Territory, and ending upon the later of (i) the expiration of the last-to-expire licensed patents in the Territory; and (ii) 15 years after the first commercial sale of the Product in the Territory, or the Royalty Term. The License Agreement shall remain in effect until the expiration of the Royalty Term. The License Agreement contains customary termination provisions. Through May 31, 2019, we received aggregate milestone payments of $20.5 million.

On November 30, 2015, we also entered into a separate Securities Purchase Agreement with HTIT, or the SPA, pursuant to which, in December 2015, we issued to HTIT 1,155,367 shares of our common stock for total consideration of $12 million. In connection with the License Agreement and the SPA, we received a non-refundable payment of $500,000 as a no-shop fee.

In March 2019, we were formally informed by HTIT that the Center for Drug Evaluation of the China National Medical Products Administration approved HTIT’s IND for two doses of ORMD-0801 and the initiation of clinical trials in China for ORMD-0801, which are expected by HTIT to begin in the second half of calendar year 2019.

Results of Operations

Comparison of nine and three-month periods ended May 31, 2019 and 2018

The following table summarizes certain statements of operations data of the Company for the nine and three-month periods ended May 31, 2019 and 2018 (in thousands of dollars except share and per share data):

	Nine months ended		Three months ended
	May 31,		May 31,
	2019	2018	2019	2018

Revenues	$2,022	$1,832	$682	$617
Cost of revenues	90	(86)	-	(86)
Research and development expenses	11,322	9,245	3,861	4,194
General and administrative expenses	2,896	3,050	899	1,043
Financial income, net	511	576	6	180
Taxes on income	300	-	-
Net loss for the period	$12,075	$9,801	$4,072	$4,354
Loss per common share - basic and diluted	$0.69	$0.68	$0.23	$0.30
Weighted average common shares outstanding	17,453,185	14,401,623	17,456,683	14,518,878

Revenues

Revenues consist of proceeds related to the License Agreement that are recognized on a cumulative basis when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, through the expected product submission date of June 2023 using the input method.

Revenues for the nine-month period ended May 31, 2019 increased by 10% to $2,022,000, from $1,832,000 for the nine-month period ended May 31, 2018. The increase is primarily attributable to the additional milestone payments received under the License Agreement during the nine-month period ended May 31, 2019.

Revenues for the three-month period ended May 31, 2019 increased by 11% to $682,000, from $617,000 for the three-month period ended May 31, 2018. The increase is primarily attributable to the additional milestone payments received under the License Agreement during the second quarter of fiscal year 2019, which increased the revenue recognition for the following period.

Cost of revenues

Cost of revenues consists of royalties related to the License Agreement that will be paid over the term of the License Agreement in accordance with revenue recognition accounting and the Law for the Encouragement of Industrial Research, Development and Technological Innovation, 1984, as amended, including any regulations or tracks promulgated thereunder.

Cost of revenues for the nine-month period ended May 31, 2019 increased to $90,000 compared to income of $86,000 for the nine-month period ended May 31, 2018. The increase is attributable to additional milestone payments received under the License Agreement during the nine-month period ended May 31, 2019. The income in the nine-month period ended May 31, 2018 is attributable to a decrease in the royalties we were obligated to pay to the IIA from 3.5% to 3% due to the amendment of the applicable regulations.

No cost of revenues was recognized during the three-month period ended May 31, 2019 compared to income of $86,000 for the three-month period ended May 31, 2018. The change is attributable to a decrease in the royalties we were obligated to pay to the IIA from 3.5% to 3% due to the amendment of the applicable regulations.

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

Research and development expenses for the nine-month period ended May 31, 2019 increased by 22% to $11,322,000, from $9,245,000 for the nine-month period ended May 31, 2018. The increase is primarily due to expenses related to our Phase IIb three-month treatment clinical trial, food effect, clamp and GLP-1 pharmacokinetics clinical trials and is partially offset by a decrease in expenses related to the scale-up process development and production of our oral capsule ingredients and stock-based compensation expenses. Stock-based compensation costs for the nine-month period ended May 31, 2019 totaled $161,000, as compared to $438,000 during the nine-month period ended May 31, 2018. The decrease is primarily attributable to the progress in amortization and the forfeiture of awards granted in prior periods.

Research and development expenses for the three-month period ended May 31, 2019 decreased by 8% to $3,861,000, from $4,194,000 for the three-month period ended May 31, 2018. The decrease is primarily due to lower expenses related to the scale-up process development and production of our oral capsule ingredients and stock-based compensation expenses and is partially offset by increased expenses related to our Phase IIb three-month treatment clinical trial, GLP-1 pharmacokinetics clinical trial and toxicology expenses. Stock-based compensation costs for the three-month period ended May 31, 2019 totaled $68,000, as compared to $142,000 during the three-month period ended May 31, 2018. The decrease is primarily attributable to the progress in amortization and the forfeiture of awards granted in prior periods.

Government grants

In the nine-month periods ended May 31, 2019 and 2018, we did not recognize any research and development grants. As of May 31, 2019, we incurred liabilities to pay royalties to the IIA of $391,000.

General and administrative expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, travel expenses, business development costs, insurance expenses and other general costs.

General and administrative expenses for the nine-month period ended May 31, 2019 decreased by 5% to $2,896,000 from $3,050,000 for the nine-month period ended May 31, 2018. The decrease in costs related to general and administrative activities during the nine-month period ended May 31, 2019 is primarily attributable to a decrease in stock-based compensation costs and is partially offset by an increase in salaries and related expenses. Stock-based compensation costs for the nine-month period ended May 31, 2019 totaled $532,000, as compared to $765,000 during the nine-month period ended May 31, 2018. The decrease is primarily attributable to the progress in amortization of awards granted to employees and directors during fiscal year 2017 and is partially offset by an increase due to awards granted during fiscal years 2018 and 2019.

General and administrative expenses for the three-month period ended May 31, 2019 decreased by 14% to $899,000 from $1,043,000 for the three-month period ended May 31, 2018. The decrease in costs related to general and administrative activities during the three-month period ended May 31, 2019 is primarily attributable to a decrease in salaries and related expenses. Stock-based compensation costs for the three-month period ended May 31, 2019 totaled $203,000, as compared to $205,000 during the three-month period ended May 31, 2018.

Taxes on income

Taxes on income of $300,000 were recognized for the nine-month period ended May 31, 2019 as compared to no taxes on income for the nine-month period ended May 31, 2018. The increase is due to withholding taxes in connection with the receipt of a milestone payment pursuant to the License Agreement during the more recent period.

No taxes on income were recognized for the three-month periods ended May 31, 2019 and 2018.

Financial income, net

Net financial income decreased by 11% from net income of $576,000 for the nine-month period ended May 31, 2018 to net income of $511,000 for the nine-month period ended May 31, 2019. The decrease is primarily attributable to a decrease in fair value of the ordinary shares of D.N.A Biomedical Solutions Ltd., or D.N.A, and Entera Bio Ltd., or Entera, which was classified in other comprehensive income in fiscal year 2018, prior to the implementation of Accounting Standards Update, or ASU, 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” or ASU 2016-01, partially offset by an increase in income from bank deposits as a result of an increase in interest rates.

Net financial income decreased by 97% from net income of $180,000 for the three-month period ended May 31, 2018 to net income of $6,000 for the three-month period ended May 31, 2019. The decrease is primarily attributable to a decrease in fair value of the ordinary shares of D.N.A and Entera, which were classified in other comprehensive income in fiscal year 2018, prior to the implementation of ASU 2016-01, partially offset by an increase in income from bank deposits and held to maturity bonds as a result of an increase in interest rates.

Other comprehensive income

No unrealized losses on available for sale securities were recognized for the nine-month period ended May 31, 2019 as compared to losses of $203,000 for the nine-month period ended May 31, 2018. The decrease is due to the implementation of ASU 2016-01, under which changes in fair value of the ordinary shares of D.N.A and Entera that we hold are recognized as financial income or expenses.

No unrealized losses on available for sale securities were recognized for the three-month period ended May 31, 2019 as compared to losses of $115,000 for the three-month period ended May 31, 2018. The decrease is due to the implementation of ASU 2016-01, under which changes in fair value of the ordinary shares of D.N.A and Entera that we hold are recognized as financial income or expenses.

Liquidity and capital resources

From inception through May 31, 2019, we have incurred losses in an aggregate amount of $78,823,000. During that period we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of $77,736,000, net of transaction costs. During that period, we also received cash consideration of $5,877,000 from the exercise of warrants and options. We will seek to obtain additional financing through similar sources in the future, as needed. As of May 31, 2019, we had $3,946,000 of available cash, $27,425,000 of short-term and long-term bank deposits and $4,223,000 of marketable securities.

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

As of May 31, 2019, our total current assets were $26,588,000 and our total current liabilities were $5,216,000. On May 31, 2019, we had a working capital surplus of $21,372,000 and an accumulated loss of $78,823,000. As of August 31, 2018, our total current assets were $31,037,000 and our total current liabilities were $4,553,000. On August 31, 2018, we had a working capital surplus of $26,484,000 and an accumulated loss of $69,223,000. The decrease in working capital surplus from August 31, 2018 to May 31, 2019 was primarily due to the cash used in operating activities.

During the nine-month period ended May 31, 2019, cash and cash equivalents decreased to $3,946,000 from the $4,996,000 reported as of August 31, 2018, which is due to the reasons described below.

Operating activities used cash of $9,672,000 in the nine-month period ended May 31, 2019, as compared to $10,009,000 used in the nine-month period ended May 31, 2018. Cash used in operating activities in the nine-month period ended May 31, 2019 primarily consisted of net loss resulting from research and development and general and administrative expenses and is partially offset by changes in contract liabilities primarily due to a milestone payment received during the period in the amount of $3,000,000 under the License Agreement, while cash used in operating activities in the nine-month period ended May 31, 2018 primarily consisted of net loss resulting from research and development and general and administrative expenses, as well as changes in contract liabilities due to the License Agreement and is partially offset by changes in stock-based compensation.

Investing activities provided cash of $8,622,000 in the nine-month period ended May 31, 2019, as compared to $3,549,000 used in the nine-month period ended May 31, 2018. Cash provided by investing activities in the nine-month period ended May 31, 2019 consisted primarily of the maturity of short-term deposits and held to maturity securities and is partially offset by the purchase of short-term and long-term deposits and held to maturity securities, while cash used in investing activities in the nine-month period ended May 31, 2018 consisted primarily of the purchase of long-term bank deposits and held to maturity securities and is partially offset by the maturity of held to maturity securities.

Financing activities did not provide cash in the nine-month period ended May 31, 2019, as compared to $6,161,000 provided in the nine-month period ended May 31, 2018. Financing activities in the nine-month period ended May 31, 2018 consisted of aggregate net proceeds of $5,164,000 from our issuance of 572,702 shares of common stock under an At The Market Issuance Sales Agreement, dated April 2, 2015, or the Sales Agreement, with B. Riley FBR, Inc., as successor to FBR Capital Markets & Co., or FBR, as amended, and proceeds from the exercise of warrants and options. Pursuant to the Sales Agreement, we may, from time to time and at our option, issue and sell shares of our common stock having an aggregate offering price of up to $25,000,000 through FBR as sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to our effective shelf registration statement on Form S-3 including a prospectus dated February 2, 2017, as supplemented by a prospectus supplement dated April 5, 2017. We will pay FBR a commission of 3.0% of the gross proceeds of the sale of any shares sold through FBR. We may also from time to time consider alternative financing options, depending on market conditions and other factors.

Off-balance sheet arrangements

As of May 31, 2019, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the quarter ended May 31, 2019. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for new controls with regard to the implementation of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 1, 2019, we issued 2,500 shares of our common stock to Corporate Profile, LLC, or Corporate Profile, in payment of a portion of the consulting fee for investor relations services owed to Corporate Profile pursuant to a Letter Agreement, dated April 8, 2018, between us and Corporate Profile.

We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6 - EXHIBITS

Number

10.1*+	Amendment #1 to Clinical Research Organization Services Agreement Protocol # ORA-D-015 between Oramed, Inc. and Integrium, LLC.
10.2*+	Amendment #2 to Clinical Research Organization Services Agreement Protocol # ORA-D-015 between Oramed, Inc. and Integrium, LLC.
10.3*	Employment Agreement, dated May 16, 2019, between Oramed Ltd. and Avraham Gabay.
10.4*	Representative Form of Indemnification Agreements between Oramed Pharmaceuticals Inc. and each of our directors and officers.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2019 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

+	Certain identified information in the exhibit has been excluded from the exhibit because it is both (i) not material and (ii) would likely cause competitive harm to Oramed Pharmaceuticals Inc. if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Date: July 10, 2019	By:	/s/ Nadav Kidron
Nadav Kidron
President and Chief Executive Officer

Date: July 10, 2019	By:	/s/ Avraham Gabay
Avraham Gabay
Chief Financial Officer
(Principal Financial and Accounting Officer)