Form 10-K
period 2019-08-31
ORAMED PHARMACEUTICALS INC.
filed 2019-11-27
CIK 1176309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-50298

ORAMED PHARMACEUTICALS INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	98-0376008
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1185 Avenue of the Americas, Suite 228, New York, NY	10036
(Address of Principal Executive Offices)	(Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $42,511,402, based on a price of $3.20, being the last price at which the shares of the registrant’s common stock were sold on The Nasdaq Capital Market prior to the end of the most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 17,398,112 shares of common stock issued and outstanding as of November 26, 2019.

ORAMED PHARMACEUTICALS INC.

FORM 10-K
(FOR THE FISCAL YEAR ENDED AUGUST 31, 2019)

i

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company,” and “Oramed” mean Oramed Pharmaceuticals Inc. and our wholly-owned Israeli subsidiary, Oramed Ltd., unless otherwise indicated. All dollar amounts refer to U.S. dollars unless otherwise indicated.

On August 31, 2019, the exchange rate between the New Israeli Shekel, or NIS, and the dollar, as quoted by the Bank of Israel, was NIS 3.535 to $1.00. Unless indicated otherwise by the context, statements in this Annual Report on Form 10-K that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Words such as “expects,” “anticipates,” “intends,” “plans,” “planned expenditures,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 - “Business” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report on Form 10-K and include, among other statements, statements regarding the following:

●	the expected development and potential benefits from our products in treating diabetes;

●	the prospects of entering into additional license agreements, or other partnerships or forms of cooperation with other companies or medical institutions;

●	future milestones, conditions and royalties under the license agreement with Hefei Tianhui Incubator of Technologies Co., Ltd., or HTIT;

●	our research and development plans, including pre-clinical and clinical trials plans and the timing of enrollment, obtaining results and conclusion of trials, including without limitation, our expectation that we will initiate two six-month Phase III clinical trials, and our expectation to file a New Drug Application thereafter;

●	our belief that our technology has the potential to deliver medications and vaccines orally that today can only be delivered via injection;

●	the competitive ability of our technology based product efficacy, safety, patient convenience, reliability, value and patent position;

●	the potential market demand for our products;

●	our expectation that in the upcoming year our research and development expenses will continue to be our major expenditure;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and

●	information with respect to any other plans and strategies for our business.

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

Oral insulin: We are seeking to transform the treatment of diabetes through our proprietary flagship product, an orally ingestible insulin capsule, or ORMD-0801. Our technology allows insulin to travel from the gastrointestinal tract via the portal vein to the bloodstream, revolutionizing the manner in which insulin is delivered. It enables the passage in a more physiological manner than current delivery methods of insulin. Our technology is a platform that has the potential to deliver medications and vaccines orally that today can only be delivered via injection.

FDA Guidance: In August 2017, during a call with the U.S. Food and Drug Administration, or FDA, we were advised that the regulatory pathway for the submission of ORMD-0801 would be a Biologics License Application, or BLA. If approved the BLA pathway would grant us 12 years of marketing exclusivity for ORMD-0801, from the approval date, and an additional six months of exclusivity may be granted to us if the product also receives approval for use in pediatric patients. The FDA confirmed that the approach to nonclinical toxicology, chemistry manufacturing controls and qualification of excipients would be driven by their published guidance documents.

Phase IIb Study: In May 2018, we initiated a three-month dose-ranging Phase IIb clinical trial of ORMD-0801. This placebo controlled, randomized, 90-day treatment clinical trial was conducted on 269 type 2 diabetic patients in multiple centers throughout the United States pursuant to an Investigational New Drug application, or IND, with the FDA. The primary endpoints of the trial were to assess the safety and evaluate the effect of ORMD-0801 on HbA1c levels over a 90-day treatment period. Secondary endpoints of the trial included measurements of fasting plasma glucose, or FPG, post-prandial glucose, or PPG levels, during a mixed-meal tolerance test, or MMTT, and weight. In May 2019 we began an extension of this protocol for approximately 75 type 2 diabetic patients, who were dosed using a lower dosage.

In November 2019, we announced positive results from the initial cohort of the Phase IIb trial. Patients randomized in the trial to once-daily ORMD-0801 achieved a reduction in mean HbA1c of 0.60% from baseline, or a reduction of 0.54% adjusted for placebo (p value = 0.036). This 0.54% reduction in HbA1c is considered clinically meaningful, reflecting an improved glucose control that would result in reduced risk of developing diabetes-related complications. Treatment with ORMD-0801 demonstrated an excellent safety profile, with no serious drug-related adverse events and with no increased frequency of hypoglycemic episodes. In addition, during this 90-day trial, no weight gain was observed. In the initial cohort, 269 U.S.-based patients were enrolled and treated with a dose-increasing approach: 16 mg initial dose, titrated to 24 mg per dose, and then titrated to 32 mg per dose. Patients were randomized into three groups to assess dosing frequency: once-daily (32 mg per day), twice-daily (64 mg per day), thrice daily (96 mg per day). There was a corresponding placebo for each treatment arm. Two hundred nine (209) patients completed treatment to the 12-week endpoint and were included in the data analysis (24 subjects did not complete the full 12 weeks of treatment). In addition, due to evidence of treatment-by-center interaction, two sites (36 patients (13.4% of enrolled subjects)) were excluded from the statistical analysis as they showed results opposite from the rest of the statistically significant results. We are still investigating the cause of this discrepancy. The once-daily and twice-daily arms achieved statistically significant (p-value 0.036 and 0.042, respectively) reductions from baseline in A1C of 0.60% (0.54% with placebo adjustment) and 0.59% (0.53% with placebo adjustment), respectively. The thrice-daily arm did not meet statistical significance (p-value 0.093). ORMD-0801 demonstrated an excellent safety profile with no serious drug-related adverse events.

As our Phase IIb three-month dose-ranging clinical trial successfully met its primary endpoints, we anticipate initiating two six-month Phase III clinical trials on both type 1 and type 2 diabetic patients, following which we expect to file a BLA with potential FDA approval by the end of calendar year 2024.

Clamp Study: In June 2018, we initiated a glucose clamp study which will quantify insulin absorption in type 1 diabetic patients treated with ORMD-0801. The glucose clamp is a method for quantifying insulin absorption in order to measure a patient’s insulin sensitivity and how well a patient metabolizes glucose. This exploratory, randomized, double-blind glucose clamp study is evaluating exposure-response profiles of type 1 diabetic patients treated with ORMD-0801. Six patients with HbA1c levels of 10% or below, aged 18-50, are enrolled in the study. We expect to receive the results of this study in the first quarter of calendar year 2020.

Food Effect Study: In June 2018, we also initiated a food effect trial in the United States for ORMD-0801. This single-blind, five period, randomized, placebo-controlled crossover trial is evaluating the pharmacokinetics, or PK, and pharmacodynamics of ORMD-0801 taken at different times in relation to meals in healthy volunteers and patients with type 1 diabetes. Forty-eight (48) patients are enrolled, including 24 healthy volunteers and 24 patients with type 1 diabetes. We expect to receive the results of this study in the first quarter of calendar year 2020.

NASH Study: In October 2018, we initiated an exploratory clinical study of ORMD-0801 in patients with nonalcoholic steatohepatitis, or NASH. The three-month treatment study, which was approved by Israel’s Ministry of Health, will assess the effectiveness of ORMD-0801 in reducing liver fat content, inflammation and fibrosis in 30 patients with NASH. As requested by Israel’s Ministry of Health, the first part of the study will be conducted on 10 participants and is expected to be completed during first quarter of calendar year 2020.

Toxicology Study (6 Months): In March 2019, we completed a six-month dosing toxicology study of ORMD-0801, which was initiated in September 2018 following the FDA’s request. We expect to receive the results of this study in the first quarter of calendar year 2020.

Type 1 Study: In November 2019 we initiated a crossover study of type 1 diabetic patients to compare the effects of ORMD-0801 given once daily versus the effects of ORMD-0801 given three times daily. The study is anticipated to include 26 subjects and is expected to be completed in the second quarter of calendar year 2020.

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

In February 2019, we completed a Phase I PK trial to evaluate the safety and the pharmacokinetics of ORMD-0901 compared to placebo. We expect to receive the results of this study in the first quarter of calendar year 2020. This study was conducted pursuant to an IND, which we expect to be followed by a Phase II trial on type 2 diabetic patients which will likely be conducted in the United States under an IND.

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

Management: We are led by an experienced management team knowledgeable in the treatment of diabetes. Our Chief Scientific Officer, Miriam Kidron, PhD, is a recognized pharmacologist and a biochemist and the innovator primarily responsible for our oral insulin technology development and know-how.

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

Through our research and development efforts, we have successfully developed an oral dosage form that is intended to withstand the harsh environment of the stomach and intestines and effectively deliver active insulin or other proteins, such as exenatide, for the treatment of diabetes. The excipients that are added to the proteins in the formulation process are not intended to modify the proteins chemically or biologically, and the dosage form is designed to be safe to ingest. We plan to continue to conduct clinical trials to show the effectiveness of our technology.

As our oral insulin (ORMD-0801) Phase IIb three-month dose-ranging clinical trial successfully met its primary endpoints, we anticipate initiating two six-month Phase III clinical trials on both type 1 and type 2 diabetic patients, following which we expect to file a BLA with potential FDA approval by the end of calendar year 2024.

In September 2018, the FDA cleared our IND application for human trials of our oral GLP-1 analog capsule ORMD-0901 and we initiated a Phase I PK trial which will evaluate the safety and the pharmacokinetics of ORMD-0901 compared to placebo. We expect to get the results of this study in the first calendar quarter of 2020.

Clinical trials are planned in order to substantiate our results as well as for purposes of making future filings for drug approval. We also plan to conduct further research and development by deploying our proprietary drug delivery technology for the delivery of other polypeptides in addition to insulin, and to develop other innovative pharmaceutical products.

The table below gives an overview of our primary product pipeline:

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

Long Term Business Strategy

We plan to ultimately seek a strategic commercial partner, or partners, with extensive experience in the development, commercialization, and marketing of insulin applications and/or other orally digestible drugs. We anticipate such partner or partners would be responsible for, or substantially support, late stage clinical trials (Phase III) to increase the likelihood of obtaining regulatory approvals and registrations in the appropriate markets in a timely manner. We further anticipate that such partner, or partners, would also be responsible for sales, marketing and support of our products in these markets. Such planned strategic partnership, or partnerships, may provide a marketing and sales infrastructure for our products as well as financial and operational support for global clinical trials, post marketing studies, label expansions and other regulatory requirements concerning future clinical development in the United States and elsewhere. Any future strategic partner, or partners, may also provide capital and expertise that would enable the partnership to develop new oral dosage forms for other polypeptides. While our strategy is to partner with an appropriate party, no assurance can be given that we will in fact be able to reach an agreeable partnership with any third party. Under certain circumstances, we may determine to develop one or more of our oral dosage forms on our own, either world-wide or in select territories.

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

Other Products

During the first quarter of calendar year 2017, we began developing a new drug candidate, a weight loss treatment in the form of an oral leptin capsule. We anticipate initiating a proof of concept single dose study for our oral leptin drug candidate to evaluate its pharmacokinetic and pharmacodynamics (glucagon reduction) in 10 type 1 adult diabetic patients in the fourth quarter of calendar year 2019. We anticipate receiving the final report of this study in the first quarter of calendar year 2020.

Raw Materials

Our oral insulin capsule is currently manufactured by Swiss Caps AG, a member of Aenova Group GmbH .

One of our oral capsule ingredients is being developed and produced by an Indian company.

In July 2010, Oramed Ltd. entered into the Manufacturing and Supply Agreement, or MSA, with Sanofi-Aventis Deutschland GMBH, or Sanofi-Aventis. According to the MSA, Sanofi-Aventis will supply Oramed Ltd. with specified quantities of recombinant human insulin to be used for clinical trials.

We purchase, pursuant to separate agreements with third parties, the raw materials required for the manufacturing of our oral capsule. We generally depend upon a limited number of suppliers for the raw materials. Although alternative sources of supply for these materials are generally available, we could incur significant costs and disruptions if we need to change suppliers. The termination of our relationships with our suppliers or the failure of these suppliers to meet our requirements for raw materials on a timely and cost-effective basis could have a material adverse effect on our business, prospects, financial condition and results of operations.

Patents and Licenses

We maintain a proactive intellectual property strategy, which includes patent filings in multiple jurisdictions, including the United States and other commercially significant markets. We hold 21 patent applications currently pending, with respect to various compositions, methods of production and oral administration of proteins and exenatide. Expiration dates for pending patents, if granted, will fall between 2026 and 2034.

We hold 77 patents, 3 of which were issued during the fiscal year ended August 31, 2019, or fiscal 2019, including patents issued by the United States, Swiss, German, French, U.K., Italian, Netherlands, Swedish, Spanish, Australian, Israeli, Japanese, New Zealand, South African, Russian, Canadian, Hong Kong, Chinese, European and Indian patent offices that cover a part of our technology, which allows for the oral delivery of proteins; patents issued by the Australian, Canadian, European, Austrian, Belgian, French, German, Irish, Italian, Luxembourg, Monaco, Netherlands, Norwegian, Spanish, Swedish, Swiss, U.K., Israeli, New Zealand, South African, Russian and Japanese patent offices that cover part of our technology for the oral delivery of exenatide; and patents issued by the European, Austrian, Belgian, Denmark, French, German, Irish, Italian, Luxembourg, Monaco, Netherlands, Norway, Spanish, Swedish, Swiss, U.K. and Japanese patent offices for treating diabetes.

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

Under the terms of a license agreement that was entered into between Oramed Ltd. and Entera in August 2010, we out-licensed technology to Entera, on an exclusive basis, for the development of oral delivery drugs for certain indications to be agreed upon between the parties. The out-licensed technology differs from our main delivery technology that is used for oral insulin and GLP-1 analog and is subject to different patent applications. Entera’s initial development effort is for an oral formulation for the treatment of osteoporosis. In March 2011, we entered into a patent transfer agreement, or the Patent Transfer Agreement, to replace the original license agreement pursuant to which Oramed Ltd. assigned to Entera all of its right, title and interest in and to the patent application that it had licensed to Entera in August 2010. Under this agreement, Oramed Ltd. is entitled to receive from Entera royalties of 3% of Entera’s net revenues (as defined in the agreement) and a license back of that patent application for use in respect of diabetes and influenza.

In March 2011, we also consummated a transaction with D.N.A, whereby we sold to D.N.A 47% of Entera’s outstanding share capital on an undiluted basis, retaining a 3% interest as of March 2011. In consideration for the shares sold to D.N.A, we received, among other payments, ordinary shares of D.N.A. The D.N.A ordinary shares are traded on the Tel Aviv Stock Exchange and its quoted price is subject to market fluctuations, and may, at times, have a price below the value on the date we acquired such shares. In addition, the ordinary shares of D.N.A have historically experienced low trading volume; as a result, there is no guarantee that we will be able to resell the ordinary shares of D.N.A at the prevailing market prices. During the years ended August 31, 2019, 2018 and 2017, we did not sell any of the D.N.A ordinary shares. As of August 31, 2019, we held approximately 6.9% of D.N.A’s outstanding ordinary shares.

As of August 31, 2019, Entera had not yet realized any revenues. In July 2018, Entera completed an initial public offering and became listed on The Nasdaq Capital Market, or Nasdaq. In August 2018, Entera announced that it completed the treatment of patients in the first part of the PK/pharmacodynamic study in hypoparathyroidism patients with its oral parathyroid hormone drug, EB612. On December 11, 2018, Entera announced that it had entered into a research collaboration and license agreement, or the Amgen License, with Amgen Inc. related to research of inflammatory disease and other serious illnesses. As reported by Entera, under the terms of the Amgen License, Entera will receive a modest initial technology access fee from Amgen and will be responsible for preclinical development at Amgen’s expense. Entera will be eligible to receive up to $270,000,000 in aggregate payments, as well as tiered royalties up to mid-single digits, upon achievement of various clinical and commercial milestones if Amgen decides to move all of these programs forward. Amgen is responsible for clinical development, manufacturing and commercialization of any of the resulting programs. To the extent the Amgen License results in net revenues as defined in the Patent Transfer Agreement, our Subsidiary will be entitled to the aforementioned royalties.

On November 30, 2015, we, our Israeli subsidiary and HTIT entered into a Technology License Agreement, and on December 21, 2015, these parties entered into an Amended and Restated Technology License Agreement that was further amended by the parties on June 3, 2016 and July 24, 2016, or the License Agreement. According to the License Agreement, we granted HTIT an exclusive commercialization license in the Territory, related to our oral insulin capsule, ORMD-0801, or the Product. Pursuant to the License Agreement, HTIT will conduct, at its own expense, certain pre-commercialization and regulatory activities with respect to our subsidiary’s technology and ORMD-0801 capsule, and will pay (i) royalties of 10% on net sales of the related commercialized products to be sold by HTIT in the Territory, or Royalties, and (ii) an aggregate of $37.5 million, of which $3 million was payable immediately, $8 million will be paid subject to our entry into certain agreements with certain third parties, and $26.5 million will be payable upon achievement of certain milestones and conditions. In the event that we will not meet certain conditions, the Royalties rate may be reduced to a minimum of 8%. Following the final expiration of our patents covering the technology in the Territory in 2033, the Royalties rate may be reduced, under certain circumstances, to 5%. The royalty payment obligation shall apply during the period of time beginning upon the first commercial sale of the Product in the Territory, and ending upon the later of (i) the expiration of the last-to-expire licensed patents in the Territory; and (ii) 15 years after the first commercial sale of the Product in the Territory, or the Royalty Term. The License Agreement shall remain in effect until the expiration of the Royalty Term. The License Agreement contains customary termination provisions. Through August 31, 2019, we received aggregate milestone payments of $20.5 million.

We also entered into a separate securities purchase agreement with HTIT, or the SPA, pursuant to which HTIT invested $12 million in us in December 2015 (see – “Liquidity and capital resources” below). In connection with the License Agreement and the SPA, we received a non-refundable payment of $500,000 as a no-shop fee.

Government Regulation

The Drug Development Process

Regulatory requirements for the approval of new drugs vary from one country to another. In order to obtain approval to market our drug portfolio, we need to go through a different regulatory process in each country in which we apply for such approval. In some cases, information gathered during the approval process in one country can be used as supporting information for the approval process in another country. As a strategic decision, we decided to first explore the FDA regulatory pathway. The following is a summary of the FDA’s requirements.

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

Competition for Our Oral Insulin Capsule

We anticipate the oral insulin capsule to be a competitive diabetes drug because of its anticipated efficacy and safety profile. The following are some of the treatment options for type 1 and type 2 diabetic patients:

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

Dr. Jane E. B. Reusch, MD, joined the Oramed Scientific Advisory Board in February 2018. She is a distinguished academic physician-scientist-diabetologist committed to understanding and treating the vascular complications of diabetes. She is currently Professor of Medicine and Associate Director, Center for Women’s Health, at the University of Colorado at Denver and Director of the Diabetes Care Team at the Veteran’s Administration Medical Center in Denver, Colorado. Dr. Reusch has been awarded numerous NIH Research Project Grant (R01) and VA Merit grants for both basic and clinical research, leading to more than 100 peer-reviewed publications on diabetes and diabetic vascular complications. In a continuation of her life-long service to the diabetes community, Dr. Reusch is a previous ADA President for Medicine and Science.

Employees

We have been successful in retaining experienced personnel involved in our research and development program. In addition, we believe we have successfully recruited the clinical/regulatory, quality assurance and other personnel needed to advance through clinical studies or have engaged the services of experts in the field for these requirements. As of August 31, 2019, we have contracted with thirteen individuals for employment or consulting arrangements. Of our staff, four are senior management, five are engaged in research and development work, and the remaining four are involved in administration work.

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

We do not have sufficient revenues from our research and development activities to fully support our operations. Consequently, we have incurred net losses and negative cash flows since inception. We currently have only licensing revenues and no product revenues, and may not succeed in developing or commercializing any products which could generate product revenues. We do not expect to have any products on the market for several years. In addition, development of our product candidates requires a process of pre-clinical and clinical testing, during which our products could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we will not be able to market our product candidates. Eventual profitability will depend on our success in developing, manufacturing, and marketing our product candidates. As of August 31, 2019, August 31, 2018 and August 31, 2017, we had working capital of $28,016,000, $26,484,000 and $15,132,000, respectively, and stockholders’ equity of $19,393,000, $31,112,000 and $19,238,000, respectively. During fiscal 2019 and the fiscal years ended August 31, 2018, or fiscal 2018, and 2017, we generated revenues of $2,703,000, $2,449,000 and $2,456,000, respectively. For the period from our inception on April 12, 2002 through August 31, 2019, and for fiscal 2019, fiscal 2018 and fiscal 2017, we incurred net losses of $83,578,000, $14,355,000, $12,727,000 and $10,480,000, respectively. We may never achieve profitability and expect to incur net losses in the foreseeable future. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies. We currently hold several pending patent applications in the United States, Canada, Brazil, Europe, India, Hong Kong, Japan and China for our technologies covering oral administration of insulin and other proteins and oral administration of exenatide and proteins and 77 patents issued by the United States, Australian, Canadian, Chinese, Israeli, Japanese, New Zealand, South African, Russian, European, Hong Kong, Swiss, German, Spanish, French, United Kingdom, Italian, Indian, Austrian, Belgian, Irish, Swedish, Denmark, Luxembourg, Monaco, Norway and Netherlands patent offices for our technologies covering oral administration of insulin and other proteins, or for our technologies covering oral administration of exenatide, or for methods and compositions for treating diabetes. Further, we intend to rely on a combination of trade secrets and non-disclosure and other contractual agreements and technical measures to protect our rights in our technology. We intend to depend upon confidentiality agreements with our officers, directors, employees, consultants, and subcontractors, as well as collaborative partners, to maintain the proprietary nature of our technology. These measures may not afford us sufficient or complete protection, and others may independently develop technology similar to ours, otherwise avoid our confidentiality agreements, or produce patents that would materially and adversely affect our business, prospects, financial condition and results of operations. We believe that our technology is not subject to any infringement actions based upon the patents of any third parties; however, our technology may in the future be found to infringe upon the rights of others. Others may assert infringement claims against us or against companies to which we have licensed our technology, and if we should be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, our ability to continue to use our technology could be materially restricted or prohibited. If this event occurs, we may be required to obtain licenses from the holders of this intellectual property, enter into royalty agreements, or redesign our products so as not to utilize this intellectual property, each of which may prove to be uneconomical or otherwise impossible. Licenses or royalty agreements required in order for us to use this technology may not be available on terms acceptable to us, or at all. These claims could result in litigation, which could materially adversely affect our business, prospects, financial condition and results of operations. Further, we may need to indemnify companies to which we licensed our technology in the event that such technology is found to infringe upon the rights of others.

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

The successful commercialization of our oral insulin capsule is crucial for our success. At present, our principal product is the oral insulin capsule. Our oral insulin capsule is in a clinical development stage and faces a variety of risks and uncertainties. Principally, these risks include the following:

●	Future clinical trial results may show that the oral insulin capsule is not well tolerated by recipients at its effective doses or is not efficacious as compared to placebo,

●	Future clinical trial results may be inconsistent with previous preliminary testing results and data from our earlier studies may be inconsistent with clinical data; similarly, we may encounter discrepancies due to evidence of treatment-by-center interaction which could cause us to exclude certain results, as happened with the results of two sites in the initial cohort of our Phase IIb trial,

●	Even if our oral insulin capsule is shown to be safe and effective for its intended purposes, we may face significant or unforeseen difficulties in obtaining or manufacturing sufficient quantities or at reasonable prices,

●	Our ability to complete the development and commercialization of the oral insulin capsule for our intended use is significantly dependent upon our ability to obtain and maintain experienced and committed partners to assist us with obtaining clinical and regulatory approvals for, and the manufacturing, marketing and distribution of, the oral insulin capsule on a worldwide basis,

●	Even if our oral insulin capsule is successfully developed, commercially produced and receives all necessary regulatory approvals, there is no guarantee that there will be market acceptance of our product, and

●	Our competitors may develop therapeutics or other treatments which are superior or less costly than our own with the result that our products, even if they are successfully developed, manufactured and approved, may not generate significant revenues.

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

The testing, marketing and manufacturing of any of our products will require the approval of the FDA or regulatory agencies of other countries. We have completed certain non-FDA clinical trials and pre-clinical trials for our products. In addition, we have completed a Phase IIb clinical trial in patients with type 2 diabetes under an IND with the FDA and we have completed Phase IIa clinical trials of ORMD-0801 in patients with type 1 diabetes under an IND with the FDA. However, success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. Even within a clinical trial there might be discrepancies from statistically significant data, as occurred at two of the sites in the initial cohort of our Phase IIb trial, which we excluded while we investigate such discrepancies. Further, a number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials.

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

A considerable amount of our expenses are generated in dollars or in dollar-linked currencies, but a significant portion of our expenses such as some clinical studies and payroll costs are generated in other currencies such as NIS and Euro. Most of the time, our non-dollar assets are not totally offset by non-dollar liabilities. Due to the foregoing and to the fact that our financial results are measured in dollars, our results could be adversely affected as a result of a strengthening or weakening of the dollar compared to these other currencies. During the fiscal years ended August 31, 2016, 2017 and 2019, the dollar depreciated in relation to the NIS, which raised the dollar cost of our Israeli based operations and adversely affected our financial results, while during the fiscal years ended August 31, 2015 and 2018, the dollar increased in relation to the NIS, which reduced the dollar cost of our Israeli based operations costs. In addition, our results could also be adversely affected if we are unable to guard against currency fluctuations in the future. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks. These transactions, however, may not adequately protect us from future currency fluctuations and, even if they do protect us, may involve operational or financing costs we would not otherwise incur.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of November 26, 2019, we had outstanding 17,398,112 shares of common stock, a large majority of which are freely tradable. Giving effect to the exercise in full of all of our outstanding warrants, options and restricted stock units, or RSUs, including those currently unexercisable or unvested, we would have outstanding 21,882,225 shares of common stock.

Our issuance of warrants, options and RSUs to investors, employees and consultants may have a negative effect on the trading prices of our common stock as well as a dilutive effect.

We have issued and may continue to issue warrants, options, RSUs and convertible notes at, above or below the current market price. As of November 26, 2019, we had outstanding warrants and options exercisable for 3,007,680 shares of common stock at a weighted average exercise price of $7.27. We also had outstanding RSUs exercisable for 164,636 shares of common stock at a total exercise price of $900. In addition to the dilutive effect of a large number of shares of common stock and a low exercise price for the warrants and options, there is a potential that a large number of underlying shares of common stock may be sold in the open market at any given time, which could place downward pressure on the trading of our common stock.

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

Because we will not pay cash dividends in the foreseeable future, investors may have to sell shares of our common stock in order to realize their investment.

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

As of November 26, 2019, our directors, executive officers and principal affiliated stockholders beneficially own approximately 16.9% of our outstanding shares of common stock, excluding shares issuable upon the exercise of options, warrants and RSUs. As a result, these stockholders, should they act together, may have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, should they act together, may have the ability to control our management and affairs. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

All adult male permanent residents of Israel, unless exempt, may be required to perform military reserve duty annually. Additionally, all such residents are subject to being called to active duty at any time under emergency circumstances. Some of our officers, directors and employees currently are or in the future may be obligated to perform annual military reserve duty. We can provide no assurance that such requirements will not have a material adverse effect on our business, prospects, financial condition and results of operations in the future, particularly if emergency circumstances occur.

Because we received grants from the Israel Innovation Authority of the Israeli Ministry of Economy & Industry we are subject to ongoing restrictions.

We received royalty-bearing grants from the Israel Innovation Authority of the Israeli Ministry of Economy & Industry, or IIA, for research and development programs that meet specified criteria. We did not recognize any grants in fiscals 2019, 2018 and 2017. We do not expect to receive further grants from the IIA in the future. The terms of the IIA grants limit our ability to transfer know-how developed under an approved research and development program outside of Israel, regardless of whether the royalties were fully paid.

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

Holders

As of November 26, 2019, there were 17,398,112 shares of our common stock issued and outstanding held of record by approximately 40 registered stockholders. We believe that a significant number of stockholders hold their shares of our common stock in brokerage accounts and registered in the name of stock depositories and are therefore not included in the number of stockholders of record.

Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities were made during the three months ended August 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA.

The selected data presented below under the captions “Statements of Comprehensive Loss Data” and “Balance Sheet Data” for, and as of the end of, each of the fiscal years in the five-year period ended August 31, 2019, are derived from, and should be read in conjunction with, our audited consolidated financial statements.

The selected information contained in this table should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of comprehensive loss data for fiscals 2019, 2018 and 2017 and the selected consolidated balance sheet data as of August 31, 2019 and 2018, are derived from the audited consolidated financial statements included elsewhere in this Annual Report. The statement of operations data for the years ended August 31, 2016 and 2015 and the balance sheet data as of August 31, 2017, 2016 and 2015 are derived from audited financial statements not included in this Annual Report. The historical results presented below are not necessarily indicative of future results.

	2019	2018	2017	2016	2015
	(in thousands of dollars except share and per share data)
Statements of Comprehensive Loss:
Revenues	$2,703	$2,449	$2,456	$641	$-
Cost of revenues (income)	90	(86)	187	490	-
Research and development expenses	13,522	11,979	10,281	7,709	4,781
General and administrative expenses	3,722	4,083	2,759	2,452	2,602
Financial income	1,061	903	792	474	168
Financial expenses	485	103	101	93	18
Loss before taxes on income	14,055	12,727	10,080	9,629	7,233
Taxes on income (Tax benefit)	300	-	400	1,335	(1)
Net loss for the year	$14,355	$12,727	$10,480	$10,964	$7,232
Loss per common share – basic and diluted	$0.82	$0.86	$0.79	$0.87	$0.67

Weighted average common shares outstanding	17,454,489	14,882,356	13,309,372	12,624,356	10,820,465

	As of August 31,
	2019	2018	2017	2016	2015
	in thousands of dollars except share and per share data
Balance Sheet Data:
Cash, cash equivalents, short-term deposits, restricted cash and marketable securities	$32,282	$30,463	$20,138	$31,032	$17,245
Other current assets	1,042	574	159	198	127
Long-term deposits and other assets	1	13,575	16,262	11,070	8,042
Long-term marketable securities	1,295	2,785	2,151	530	940
Total assets	34,663	47,397	38,712	42,830	26,354
Current liabilities	5,308	4,553	5,165	3,621	1,489
Long-term liabilities	9,962	11,732	14,309	13,019	37
Stockholders’ equity	19,393	31,112	19,238	26,190	24,828

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

Overview of Operations

We are a pharmaceutical company currently engaged in the research and development of innovative pharmaceutical solutions, including an orally ingestible insulin capsule to be used for the treatment of individuals with diabetes, and the use of orally ingestible capsules or pills for delivery of other polypeptides. An overview of our current clinical studies can be found in “Item 1. Business.” of this Annual Report on Form 10-K.

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

Under Accounting Standards Codification, or ASC, 605 (which was the authoritative revenue recognition guidance applied for all periods prior to September 1, 2018) given the Company’s continuing involvement through the expected product submission in June 2023, amounts received relating to the License Agreement were recognized over the period from which we were entitled to the respective payment, and the expected product submission date using a time-based model approach over the periods that the fees were earned.

However, under ASC 606, we are required to recognize the total transaction price (which includes consideration related to milestones once the criteria for recognition have been satisfied) using the input method over the period the performance obligation is fulfilled. Accordingly, once the consideration associated with a milestone is included in the transaction price, incremental revenue is recognized immediately based on the period of time that has elapsed towards complete satisfaction of the performance obligation.

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

Comparison of Fiscal 2019 to Fiscal 2018

The following table summarizes certain statements of operations data for us for the twelve month periods ended August 31, 2019 and 2018:

	Year ended August 31,
Operating Data:	2019	2018
	(dollar amounts in thousands)

Revenues	$2,703	$2,449
Cost of revenues (income)	90	(86)
Research and development expenses	13,522	11,979
General and administrative expenses	3,722	4,083
Financial income, net	576	800
Loss before taxes on income	14,055	12,727
Taxes on income	300	-
Net loss for the year	14,355	12,727

Loss per common share – basic and diluted	$0.82	$0.86
Weighted average common shares outstanding	17,454,489	14,882,356

Revenues

Revenues consist of proceeds related to the License Agreement that are recognized over the period from which the Company is entitled to the respective payments and through June 2023.

Revenues for fiscal 2019 increased by 10% to $2,703,000 from $2,449,000 for fiscal 2018. The increase is mainly attributed to milestone payments received during fiscal 2019 in connection with the License Agreement which are recognized through the expected product submission date using a cost-to-cost model approach.

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

Cost of revenues for fiscal 2019 increased to expense of $90,000 compared to income of $86,000 for fiscal 2018. The increase is attributed to an adjustment that was made during fiscal 2018 and related to a decrease in the royalties rate we are obligated to pay to the IIA from 3.5% to 3% due to the amendment of the applicable regulations. As a result, during fiscal 2018 we recorded income which effected our cost of revenues.

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

Research and development expenses for fiscal 2019 increased by 13% to $13,522,000 from $11,979,000 for fiscal 2018. The increase is mainly attributed to expenses related to our Phase IIb three-month dose-ranging clinical trial and our oral leptin development and is partially offset by a decrease in expenses related to toxicology studies and scale-up process development and production of our oral capsule ingredients. During fiscal 2019, stock-based compensation costs totaled $231,000, as compared to $575,000 during fiscal 2018. The decrease is mainly attributable to the progress in amortization of awards granted in prior periods.

Government grants

The Government of Israel encourages research and development projects through the IIA, pursuant to the R&D Law. Under the R&D Law, a research and development plan that meets specified criteria is generally eligible for a grant of up to 50% of certain approved research and development expenditures. Each plan must be approved by the IIA.

In fiscals 2019 and 2018, we did not recognize any research and development grants. As of August 31, 2019, we incurred a liability to pay royalties to the IIA of $390,810.

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

General and administrative expenses decreased by 9% from $4,083,000 for fiscal 2018 to $3,722,000 for fiscal 2019. The decrease in costs incurred related to general and administrative activities during fiscal 2019, is primarily attributable to a decrease in stock-based compensation costs and is partially offset by an increase in salaries and related expenses. During fiscal 2019, as part of our general and administrative expenses, we incurred expenses of $591,000 related to stock-based compensation costs, as compared to $972,000 during fiscal 2018. The decrease is mainly attributable to the progress in amortization of awards granted in prior periods and to option forfeitures during the period.

Financial income, net

Net financial income, net was $576,000 for fiscal 2019 as compared to net financial income of $800,000 for fiscal 2018. The decrease is mainly attributable to a decrease in fair market value of some investments and to the change in accounting method which classifies such losses under profit and loss rather than other comprehensive income.

Taxes on income

Taxes on income were $300,000 recognized for fiscal 2019 as compared to no tax expenses in fiscal 2018. The increase is due to the withholding taxes during 2019 in connection with the receipt of a milestone payment pursuant to the License Agreement, while no withholding taxes applied in fiscal 2018.

Comparison of Fiscal 2018 to Fiscal 2017

For a discussion of fiscal 2018 compared to fiscal 2017, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018.

Liquidity and Capital Resources

From our inception through August 31, 2019, we have incurred losses in an aggregate amount of $81,103,000. During that period we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of $77,790,000, net of transaction costs. During that period we also received cash consideration of $5,879,000 from the exercise of warrants and options. We will seek to obtain additional financing through similar sources in the future as needed. As of August 31, 2019, we had $3,329,000 of available cash, $25,253,000 of short term and long term deposits and $4,996,000 of marketable securities.

Management continues to evaluate various financing alternatives for funding future research and development activities and general and administrative expenses through fundraising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of future third party investments. Based on our current cash resources and commitments, we believe we will be able to maintain our current planned development activities and the corresponding level of expenditures for at least the next 12 months.

As of August 31, 2019, our total current assets were $33,324,000 and our total current liabilities were $5,308,000. On August 31, 2019, we had a working capital surplus of $28,016,000 and an accumulated loss of $81,103,000. As of August 31, 2018, our total current assets were $31,037,000 and our total current liabilities were $4,553,000. On August 31, 2018, we had a working capital surplus of $26,484,000 and an accumulated loss of $69,223,000. The increase in working capital surplus from August 31, 2018 to August 31, 2019 was primarily due to an increase in short term deposits.

During fiscal 2019, cash and cash equivalents decreased to $3,329,000 from $4,996,000 as of August 31, 2019, which is due to the reasons described below.

Operating activities used cash of $12,940,000 in fiscal 2019 compared to $14,657,000 used in fiscal 2018. Cash used in operating activities in fiscal 2019 primarily consisted of net loss resulting from research and development and general and administrative expenses and changes in stock based compensation, while cash used by operating activities in fiscal 2018 primarily consisted of net loss resulting from research and development and general and administrative expenses and changes in deferred revenues.

Investing activities used cash of $11,259,000 in fiscal 2019, as compared to $7,004,000 provided in fiscal 2018. Cash used in investing activities in fiscal 2019 consisted primarily of the proceeds from short term deposits, partially offset by the acquisition of short and long term marketable securities, while cash provided by investing activities in fiscal 2018 consisted primarily of the purchase of bank deposits and marketable securities, partially offset by the sale of short-term deposits and maturity of marketable securities.

There were no financing activities in 2019 compared to cash provided by financing activities of $22,654,000 in fiscal 2018. Cash provided by financing activities during fiscal 2018 consisted of proceeds from our issuance of common stock and warrants and proceeds from exercise of warrants and options. Our primary financing activities in fiscal 2018 were as follows:

●	On July 2, 2018, we entered into a Securities Purchase Agreement with each of three investors, or the Purchasers, pursuant to which we agreed to sell, an aggregate of 2,892,000 units, or the Units, each Unit consisting of one share of our common stock and a warrant to purchase one share of common stock at an exercise price of $7.25 per share, or the Warrants, to the Purchasers for an offering price of $6.25 per Unit, or the Offering. The Warrants became exercisable commencing six months following their issuance for a period of three and one-half years from the date of issuance. The closing of the sale of the Units occurred on July 6, 2018. The net proceeds to us from the Offering, after deducting the placement agent’s fees and expenses and our Offering expenses were approximately $16,484,000.

●	On July 2, 2018, we entered into a letter agreement with H.C. Wainwright & Co., LLC, or HCW, pursuant to which HCW agreed to serve as exclusive placement agent in any offering by us occurring between July 2, 2018 and August 1, 2018. For its services in the Offering, HCW received a fee equal to 7% of the gross proceeds raised in the Offering and a management fee of 1% of the gross proceeds raised in the Offering, up to $50,000 for non-accountable expenses as well as warrants to purchase up to 115,680 shares of our common stock, exercisable for a period of three and one-half years from the date of issuance and with an exercise price of $7.8125 per share. Upon the exercise of the Warrants, HCW will receive a fee equal to 7% of the gross proceeds raised as a result of such exercise.

●	During fiscal 2019, no warrants or options were exercised. During fiscal 2018, 138,071 warrants were exercised for cash and resulted in the issuance of 138,071 shares of common stock and 50,750 options were exercised for cash and resulted in the issuance of 50,750 shares of common stock. The cash consideration received for the exercise of warrants was $790,000 and the cash consideration received for the exercise of options was $207,000.

●	In October and November 2018 and February and May 2019, we issued a total of 13,194 shares of our common stock, valued approximately $54,000, in the aggregate, to certain service providers as remuneration for services rendered.

●	On September 5, 2019, we entered into an Equity Distribution Agreement, or the Sales Agreement, pursuant to which we may, from time to time and at our option, issue and sell shares of our common stock having an aggregate offering price of up to $15,000,000, through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to our effective shelf registration statement on Form S-3 including a prospectus dated February 2, 2017, as supplemented by a prospectus supplement dated September 5, 2019. We will pay the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the Sales Agreement. As of August 31, 2019, no shares were sold under the Sales Agreement.

Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments at August 31, 2019, and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Clinical research study obligations	$3,400	$3,400	$-	$-	$-
Purchase and technology transfer obligations	2,639	2,639	-	-	-
Operating lease obligations	120	45	75	3	-
Royalty payment obligations	391	81	162	148	-
Accrued severance pay, net	19	-	-	-	19
Total	$6,569	$6,156	$237	$148	$19

Off-Balance Sheet Arrangements

As of August 31, 2019, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of August 31, 2019, we had $3.3 million in cash and cash equivalents, $25.2 million in short and long term bank deposits and $5.0 million in marketable securities.

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

Foreign Currency Exchange Risk and Inflation

A significant portion of our expenditures, including salaries, clinical research expenses, consultants’ fees and office expenses relate to our operations in Israel. The cost of those Israeli operations, as expressed in U.S. dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the NIS in relation to the U.S. dollar. If the U.S. dollar declines in value in relation to the NIS, it will become more expensive for us to fund our operations in Israel. In addition, as of August 31, 2019, we own net balances in NIS of approximately $717,000. Assuming a 10% appreciation of the NIS against the U.S. dollar, we would experience exchange rate gain of approximately $80,000, while assuming a 10% devaluation of the NIS against the U.S. dollar, we would experience an exchange rate loss of approximately $65,000.

The exchange rate of the U.S. dollar to the NIS, based on exchange rates published by the Bank of Israel, was as follows:

	Year Ended August 31,
	2019	2018	2017
Average rate for period	3.623	3.544	3.697
Rate at period-end	3.535	3.604	3.596

We do not use any currency hedging transactions of options or forwards to decrease the risk of financial exposure from fluctuations in the exchange rate of the U.S. dollar against the NIS.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of August 31, 2019 based on the current framework for Internal Control-Integrated Framework (2013) set forth by The Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2019 at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is certain information with respect to the individuals who are our directors and executive officers.

Name	Age	Position

Nadav Kidron	45	President, Chief Executive Officer and Director

Miriam Kidron	79	Chief Scientific Officer and Director

Avraham Gabay	34	Chief Financial Officer, Treasurer and Secretary

Joshua Hexter	49	Chief Operating & Business Officer

Aviad Friedman	48	Director

Kevin Rakin	59	Director

Leonard Sank	54	Director

Gao Xiaoming	57	Director

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

Mr. Avraham Gabay was appointed Chief Financial Officer, Treasurer and Secretary effective June 2019. Prior to his appointment, from March 2015 until May 2019, Mr. Gabay served as a corporate controller at Orcam Technologies Ltd., a company which develops, manufactures and sells a wearable assistive technology device for people who are blind, visually impaired or have reading or other disabilities. From 2014 to 2015, Mr. Gabay provided economic services in the advisory department of KPMG Israel, a certified public accounting firm. From 2013 until 2014, Mr. Gabay worked in the tax department of the law firm, Gornitzky & Co. Mr. Gabay holds a bachelor’s degree in law and accounting from Tel-Aviv University and is a certified public accountant in Israel and a member of the Israeli Bar Association.

Mr. Joshua Hexter was appointed Chief Operating & Business Officer, effective September 2019. Prior to his appointment, Mr. Hexter served as Chief Business Officer at BrainsWay Ltd. (Nasdaq/TASE: BWAY) from 2018 to 2019, a commercial stage medical device company focused on the development and sale of non-invasive neuromodulation products. From 2013 to 2018, Mr. Hexter served as Chief Operating Officer and VP Business Development of the Company and from 2007 to 2013, Mr. Hexter was a Director or Executive Director of BioLineRx Ltd. (Nasdaq/TASE: BLRX), a biopharmaceutical development company dedicated to identifying, in-licensing and developing innovative therapeutic candidates. Prior to his employment with BioLineRx, Mr. Hexter was a member of the board of directors and Chief Executive Officer of Biosensor Systems Design, Inc., a company developing market-driven biosensors. Mr. Hexter holds a bachelor’s degree from the University of Wisconsin and a master’s degree in management from Boston University.

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

Mr. Gao Xiaoming became a director in July 2019. Mr. Gao has more than 25 years’ experience in the bio-pharmaceutical field. Mr. Gao has experience in the registration, license-in, sales and promotion of pharmaceuticals and was involved in the introduction of Novo Nordisk (Denmark)’s insulin into China. Mr. Gao is proficient in the insulin industry. From 2005 to 2009, Mr. Gao led a team for the registration of imported Insulin-SciLin in China and obtained an Imported Drug License. Since 2007, Mr. Gao founded Hefei Tianmai Biotechnology Development Co., Ltd. and HTIT, which are committed to the research, development and commercialization of high-tech bio-pharmaceutical products. Mr. Gao is the Chairman and chief executive officer of HTIT.

We believe that Mr. Gao’s qualifications to serve on our Board include his years of experience in the bio-pharmaceutical industry as well as his experience and familiarity with the Eastern market.

Board of Directors

There are no agreements with respect to the election of directors. Each director is elected for a period of one year at our annual meeting of stockholders and serves until the next such meeting and until his or her successor is duly elected or until his or her earlier resignation or removal. The Board may also appoint additional directors. A director so chosen or appointed will hold office until the next annual meeting of stockholders and until his or her successor is duly elected and qualified or until his or her earlier resignation or removal. The Board has determined that Aviad Friedman, Kevin Rakin, Leonard Sank and Xiaoming Gao are independent as defined under the rules promulgated by the Nasdaq. Other than Mr. Gao, none of the independent directors has any relationship with us besides serving on our Board. Mr. Gao is the chairman chief executive officer of HTIT, a stockholder holding more than 5% of our common stock, but does not otherwise have any relationship with us. The Board considered this relationship and determined that they would not interfere with Mr. Gao's exercise of independent judgment in carrying out the responsibilities of a director.

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

Board Meeting Attendance

During fiscal 2019, our Board held 5 meetings and took actions by written consent on 5 occasions. All of our directors attended at least 75% of the aggregate number of meetings of the Board and the committees that were held during the period such director served on the Board. Board members are encouraged to attend our annual meetings of stockholders.

Committees

Audit Committee and Audit Committee Financial Expert

The members of our Audit Committee are Aviad Friedman, Kevin Rakin and Leonard Sank. Our Board has determined that Aviad Friedman is an “audit committee financial expert” as set forth in Item 407(d)(5) of Regulation S-K and that all members of the Audit Committee are “independent” as defined by the rules of the SEC and the Nasdaq rules and regulations. The Audit Committee operates under a written charter that is posted on the “Investors” section of our website, www.oramed.com. The primary responsibilities of our Audit Committee include:

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

Delinquent Section 16(a) Reports

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to us during fiscal 2019, we believe that during fiscal 2019, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements, except: (a) Mr. Avraham Gabay, our Chief Financial Officer, Treasurer and Secretary, failed to timely file a Form 4 reporting his June 17, 2019 acquisition of 33,146 shares of our common stock. Mr. Gabay filed a Form 4 reporting this transaction on June 27, 2019, and (b) Mr. Xiaoming Gao, a member of our board of directors, failed to timely file a Form 3 reporting his status as a reporting person effective July 1, 2019. Mr. Gao filed a Form 3 reporting his status on July 19, 2019.

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

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This section explains the policies and decisions that shape our executive compensation program, including its specific objectives and elements, as it relates to our “named executive officers,” or NEOs. Our NEOs for fiscal 2019 are those three individuals listed in the “Summary Compensation Table” below. The Compensation Committee believes that our executive compensation is appropriately designed to incentivize our named executive officers to work for our long-term prosperity, is reasonable in comparison with the levels of compensation provided by comparable companies and reflects a reasonable cost. We believe our named executive officers are critical to the achievement of our corporate goals, through which we can drive stockholder value.

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

With respect to equity compensation, the Compensation Committee made awards during fiscal 2019 to executives under our Second Amended and Restated 2008 Stock Incentive Plan, or 2008 Plan. Beginning September 11, 2019, the Compensation Committee began making awards to executives under our 2019 Stock Incentive Plan, or 2019 Plan. Executive compensation is paid or granted based on such matters as the Compensation Committee deems appropriate, including our financial and operating performance and the alignment of the interests of the executive officers and our stockholders.

Elements of Compensation

Our executive officer compensation program is comprised of: (i) base salary or monthly compensation; (ii) discretionary bonus; (iii) long-term equity incentive compensation in the form of stock option grants; and (iv) benefits and perquisites.

In establishing overall executive compensation levels and making specific compensation decisions for our NEOs in fiscal 2019, the Compensation Committee considered a number of criteria, including the executive’s position, scope of responsibilities, prior base salary and annual incentive awards and expected contribution.

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

In fiscal 2019, our Compensation Committee did not increase the base salaries of our NEOs.

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

Long-Term Equity Incentive Compensation

Long-term incentive compensation allows the NEOs to share in any appreciation in the value of our common stock. The Compensation Committee believes that stock participation aligns executive officers’ interests with those of our stockholders. Equity incentive awards are generally made at the commencement of employment and following a significant change in job responsibilities, or to meet other special retention or performance objectives. The amounts of the awards are designed to reward past performance and create incentives to meet long-term objectives. Awards are made at a level expected to be competitive within the biotechnology industry, as well as with Israeli-based companies. Awards are made on a discretionary basis and not pursuant to specific criteria set out in advance. In determining the amount of each grant, the Compensation Committee also takes into account the number of shares held by the executive prior to the grant. The vesting schedule for NEOs generally provides for annual installments for new grants, though the Compensation Committee also utilizes quarterly vesting from time to time. The Compensation Committee believes that time-based vesting encourages recipients to build stockholder value over a long period of time.

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

The Company pays for certain direct costs, related taxes and expenses incurred in connection with the relocation of our CEO to New York. During fiscal 2019, such relocation expenses totaled approximately $486,000, and included mainly payments intended to reflect the difference in the cost of living between Israel and the United States, relocation expenses, accommodation allowances, education allowances, health insurance and related taxes.

Say-on-Pay Vote

Our stockholders approved, on an advisory basis, our executive compensation program at our 2018 annual meeting of stockholders held on August 28, 2018. We did not seek or receive any specific feedback from our stockholders concerning our executive compensation program during the past fiscal year. The Compensation Committee did not specifically rely on the results of the prior vote in making any compensation-related decisions during fiscal 2019.

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

Compensation Committee Members:

Aviad Friedman
Kevin Rakin
Leonard Sank

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation earned by our NEOs for fiscals 2019, 2018 and 2017.

Name and Principal Position	Year (1)	Salary ($) (2)	Bonus ($) (2)(3)	Stock Awards ($) (4)	Option Awards ($) (5)	All Other Compensation ($) (2)(6)	Total ($)
Nadav Kidron	2019	419,460	224,975	-	398,910	507,750	1,551,095
President and CEO and director (7)	2018	436,310	148,795	-	522,569	442,326	1,550,000
	2017	399,804	123,000	-	585,150	45,579	1,153,533

Miriam Kidron	2019	267,386	123,149	-	211,128	14,503	616,166
Chief Scientific Officer and director (8)	2018	273,595	46,614	-	253,204	13,643	587,056
	2017	254,765	50,000	581,932	359,224	12,775	1,258,696

Hilla Eisenberg	2019	80,145	23,859	-	75,113	11,669	190,786
Chief Financial Officer (9)	2018	140,518	9,985	-	80,810	26,099	257,412
	2017	87,045	-	-	112,978	16,133	200,023

Avraham Gabay Chief Financial Officer (10)	2019	32,122	-	-	73,928	9,441	115,491

Mark Hasleton VP Business Development (11)	2019	114,118	-	-	45,677	18,949	178,745

(1)	The information is provided for each fiscal year, which begins on September 1 and ends on August 31.
(2)	Amounts paid for Salary, Bonus and All Other Compensation were originally denominated in NIS and were translated into U.S. Dollars at the then current exchange rate for each payment.
(3)	Bonuses were granted at the discretion of the Compensation Committee.
(4)	For RSU awards, the amounts reflect the grant date fair value, as calculated pursuant to FASB ASC Topic 718. The assumptions used to determine the fair value of the RSU awards are set forth in Note 8 to our audited consolidated financial statements included in this Annual Report on Form 10-K. Our NEOs will not realize the value of these awards in cash unless and until the awards vest and the underlying shares are issued and subsequently sold.
(5)	The amounts reflect the grant date fair value, as calculated pursuant to FASB ASC Topic 718, of these option awards. The assumptions used to determine the fair value of the option awards are set forth in Note 8 to our audited consolidated financial statements included in this Annual Report on Form 10-K. Our NEOs will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.
(6)	See “All Other Compensation Table” below.
(7)	Mr. Kidron receives certain compensation from Oramed Ltd. through KNRY, Ltd., an Israeli entity owned by Dr. Miriam Kidron, or KNRY. See “—Employment and Consulting Agreements” below.
(8)	Dr. Kidron receives compensation from Oramed Ltd. through KNRY. See “—Employment and Consulting Agreements” below.
(9)	Ms. Eisenberg resigned from her positions with us, effective May 25, 2019.
(10)	Mr. Gabay was appointed as Chief Financial Officer, Treasurer and Secretary effective June 1, 2019.
(11)	Mr. Hasleton was appointed as VP Business Development effective November 15, 2018 and terminated his employment effective August 27, 2019.

All Other Compensation Table

The “All Other Compensation” amounts set forth in the Summary Compensation Table above consist of the following:

Name	Year	Automobile- Related Expenses ($)	Manager’s Insurance* ($)	Education Fund* ($)	Relocation Expenses** ($)	Total ($)
Nadav Kidron	2019	21,090	--	--	486,660	507,750
	2018	12,596	--	--	429,730	442,326
	2017	28,098	--	--	17,481	45,579

Miriam Kidron	2019	14,503	--	--	--	14,503
	2018	13,643	--	--	--	13,643
	2017	12,775	--	--	--	12,775

Hilla Eisenberg	2019	--	7,750	3,919	--	11,669
	2018	--	17,333	8,766	--	26,099
	2017	--	10,691	5,442	--	16,133

Avraham Gabay	2019	2,808	4,405	2,228	--	9,441

Mark Hasleton	2019	10,186	5,505	3,258	--	18,949

*	Manager’s insurance and education funds are customary benefits provided to employees based in Israel. Manager’s insurance is a combination of severance savings (in accordance with Israeli law), defined contribution tax-qualified pension savings and disability insurance premiums. An education fund is a savings fund of pre-tax contributions to be used after a specified period of time for educational or other permitted purposes.
**	Relocation expenses represents additional compensation for the period during which Mr. Kidron was in the United States. These expenses mainly include relocation expenses, supplemental living expenses, accommodation allowances, education allowances, health insurance and related costs.

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

We, through Oramed Ltd., entered into an employment agreement with Hilla Eisenberg as of July 20, 2017, pursuant to which Ms. Eisenberg was appointed as Chief Financial Officer, Treasurer and Secretary of the Company and Oramed Ltd., effective August 1, 2017. In accordance with the employment agreement, as amended, Ms. Eisenberg’s gross monthly salary was NIS 35,700. In addition, Ms. Eisenberg was provided with a cellular phone and travel reimbursement pursuant to the terms of her agreement. Ms. Eisenberg resigned from her positions with us, effective May 25, 2019.

We, through Oramed Ltd., have entered into an employment agreement with Avi Gabay as of May 16, 2019, pursuant to which Mr. Gabay was appointed as Chief Financial Officer, Treasurer and Secretary of the Company and Oramed Ltd., effective June 1, 2019. In accordance with the employment agreement, as amended, Mr. Gabay’s current gross monthly salary is NIS 35,000. In addition, Mr. Gabay is provided with a cellular phone and a company car pursuant to the terms of his agreement.

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

GRANTS OF PLAN-BASED AWARDS

The following table shows grants of plan-based equity awards made to our NEOs during fiscal 2019:

Name	Grant Date	Options Awards: Number of Securities Underlying Options (#)	Grant Date Fair Value of Stock Awards ($)
Nadav Kidron(1)*	2/26/2019	196,500	398,810
Miriam Kidron(2)*	2/26/2019	104,000	211,128
Hilla Eisenberg(3)	2/26/2019	37,000	75,113
Avraham Gabay (4)*	6/17/2019	33,146	73,928
Mark Hasleton (5)	2/26/2019	22,500	45,677

(1)	These options were granted under our 2008 Plan and vest in 4 equal installments of 49,125 on each of December 31, 2019, December 31, 2020, December 31, 2021 and December 31, 2022.
(2)	These options were granted under our 2008 Plan and vest in 4 equal installments of 26,000 on each of December 31, 2019, December 31, 2020, December 31, 2021 and December 31, 2022.
(3)	These options were granted under our 2008 Plan and vest in 4 equal installments of 9,250 on each of December 31, 2019, December 31, 2020, December 31, 2021 and December 31, 2022.
(4)	These options were granted under our 2008 Plan. 5,396 of the options shall vest on December 31, 2019 and the remining options shall vest in 3 equal installments of 9,250 on each of December 31, 2020, December 31, 2021 and December 31, 2022.
(5)	These options were granted under our 2008 Plan and vest in 4 equal installments of 5,625 on each of December 31, 2019, December 31, 2020, December 31, 2021 and December 31, 2022.
(*)	On September 11, 2019, the options in this table were canceled and re-granted under the 2019 Plan in the same amounts and under the same terms as the original grants.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information concerning stock options and stock awards held by the NEOs as of August 31, 2019.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of shares that have not vested (#)		Market value of shares that have not vested ($)
Nadav Kidron	72,000	(1)	-		5.88	4/20/20
	72,000	(2)	-		4.08	8/8/22
	47,134	(3)	-		12.45	4/9/24
	49,000	(4)	98,000	(4)	7.77	6/30/27
			97,000	(5)	8.14	1/31/28
							0	(8)(9)	0
			196,500	(11)(14)	3.16	2/26/29

Miriam Kidron	72,000	(1)	-		5.88	4/20/20
	72,000	(2)	-		4.08	8/8/22
	47,134	(3)	-		12.45	4/9/24
	23,333	(6)	46,666	(6)	7.77	6/30/27
			47,000	(7)	8.14	1/31/28
							0	(10)	0
			104,000	(12)(14)	3.16	2/26/29

Avraham Gabay	-		33,146	(13)(14)	3.55	6/17/29

(1)	On April 21, 2010, 72,000 options were granted to each of Nadav Kidron and Miriam Kidron under the 2008 Plan at an exercise price of $5.88 per share; 9,000 of such options vested immediately on the date of grant and the remainder vested in twenty-one equal monthly installments, commencing on May 31, 2010. The options have an expiration date of April 20, 2020.
(2)	On August 8, 2012, 72,000 options were granted to each of Nadav Kidron and Miriam Kidron under the 2008 Plan at an exercise price of $4.08 per share; 21,000 of such options vested immediately on the date of grant and the remainder vested in seventeen equal monthly installments, commencing on August 31, 2012. The options have an expiration date of August 8, 2022.
(3)	On April 9, 2014, 47,134 options were granted to each of Nadav Kidron and Miriam Kidron under the 2008 Plan at an exercise price of $12.45 per share; 15,710 of such options vested on April 30, 2014 and the remainder vested in eight equal monthly installments, commencing on May 31, 2014. The options have an expiration date of April 9, 2024.

(4)	On June 30, 2017, 147,000 options were granted to Nadav Kidron under the 2008 Plan at an exercise price of $7.77 per share; 49,000 of such options vested on December 31, 2017, 49,000 of such options were forfeited on December 31, 2018 as a result of the Company’s share price not reaching the target and the remaining 49,000 vest on December 31, 2019, subject to the Company share price reaching the target of $12.50 per share. The options expire on June 30, 2027.
(5)	On January 31, 2018, 97,000 options were granted to Nadav Kidron under the 2008 Plan at an exercise price of $8.14 per share; 24,250 of such options vested on January 1, 2019 and the remaining options vest in 3 equal installments of 24,250 on each of January 1, 2020, January 1, 2021 and January 1, 2022. The options expire on January 31, 2028.
(6)	On June 30, 2017, 69,000 options were granted to Miriam Kidron under the 2008 Plan at an exercise price of $7.77 per share; 23,000 of such options vested on December 31, 2017, 23,000 of such options vested on December 31, 2018 and the remaining 23,000 of such options vest on December 31, 2019. The options have an expiration date of June 30, 2027.
(7)	On January 31, 2018, 47,000 options were granted to Miriam Kidron under the 2008 Plan at an exercise price of $8.14 per share; 11,750 of such options vested on January 1, 2019 and the remaining options vest in 3 equal installments of 11,750 on each of January 1, 2020, January 1, 2021 and January 1, 2022. The options expire on January 31, 2028.
(8)	On November 13, 2014, 9,788 RSUs, representing a right to receive shares of the Company’s common stock, were granted to Nadav Kidron. The RSUs vested in two equal installments, each of 4,894 shares, on November 30 and December 31, 2014. The shares of common stock underlying the RSUs will be issued upon request of the grantee.
(9)	On February 23, 2015, 79,848 RSUs, representing a right to receive shares of the Company’s common stock, were granted to Nadav Kidron. The RSUs vested in 23 installments consisting of one installment of 6,654 shares on February 28, 2015 and 22 equal monthly installments of 3,327 shares each, commencing March 31, 2015. The shares of common stock underlying the RSUs will be issued upon request of the grantee.
(10)	On June 30, 2017, 75,000 RSUs, representing a right to receive shares of the Company’s common stock, were granted to Miriam Kidron. The RSUs vested immediately, have an exercise price of $0.012 per share of common stock and expire on June 30, 2027.
(11)	On February 26, 2019, 196,500 options were granted to Nadav Kidron under the 2008 Plan at an exercise price of $3.16 per share; the options vest in four installments of 49,125 on each of December 31, 2019, December 31, 2020, December 31, 2021 and December 31, 2022.
(12)	On February 26, 2019, 104,000 options were granted to Miriam Kidron under the 2008 Plan at an exercise price of $3.16 per share; the options vest in four installments of 26,000 on each of December 31, 2019, December 31, 2020, December 31, 2021 and December 31, 2022.
(13)	On June 17, 2019, 33,146 options were granted to Avraham Gabay under the 2008 Plan at an exercise price of $3.55 per share; 5,396 of the options shall vest on December 31 and the remining options shall vest in 3 equal installments of 9,250 on each of December 31, 2020, December 31, 2021 and December 31, 2022.
(14)	On September 11, 2019, the options were canceled and re-granted under the 2019 Plan in the same amounts and under the same terms as the original grants.

Compensation Committee Interlocks and Insider Participation

During fiscal 2019, Mr. Aviad Friedman, Mr. Kevin Rakin and Mr. Leonard Sank served as the members of our Compensation Committee. None of the members of our Compensation Committee is, or has been, an officer or employee of ours.

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

DIRECTOR COMPENSATION

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who is not an executive officer during fiscal 2019:

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards (2) ($)	Option Awards (3) ($)	All Other Compensation ($)	Total ($)
Nadav Kidron (1)	-	-	-	-	-
Miriam Kidron (1)	-	-	-	-	-
Aviad Friedman	20,000	-	-	-	20,000
Xiaoming Gao (4)	3,333	-	-	-	3,333
Xiaopeng Li (4)	16,667	-	-	-	16,667
Kevin Rakin (5)	20,000	-	24,648	-	44,648
Leonard Sank	20,000	-	-	-	20,000
David Slager (6)	20,000	-	40,554	-	60,554

(1)	Please refer to the Summary Compensation Table for executive compensation with respect to the named individual.

(2)	As of August 31, 2019, our non-employee directors then in office held options to purchase shares of our common stock as follows:

Name of Director	Aggregate Number of Shares Underlying Stock Awards
Aviad Friedman	32,857
Kevin Rakin	72,470
Leonard Sank	74,867
Xiaoming Gao	-

(3)	The amounts reflect the grant date fair value, as calculated pursuant to FASB ASC Topic 718, of these option awards. The assumptions used to determine the fair value of the option awards are set forth in Note 8 to our audited consolidated financial statements included in this Annual Report on Form 10-K. Our directors will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.

(4)	Ms. Li resigned from the board as of June 25, 2019. Mr. Gao joined the board as of July 1, 2019.

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

Other than as described above, we have no present formal plan for compensating our directors for their service in their capacity as directors. Other than indicated above, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments during fiscal 2019.

(5)	On September 11, 2019, 10,000 of the options were canceled and re-granted under the 2019 Plan in the same amounts and under the same terms as the original grants.

(6)	Mr. Slager ceased to be a director as of August 29, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Stock Option Plans

Our Board adopted the 2008 Plan in order to attract and retain quality personnel. The 2008 Plan provides for the grant of stock options, restricted stock, RSUs, and stock appreciation rights, collectively referred to as “awards.” Stock options granted under the 2008 Plan may be either incentive stock options under the provisions of Section 422 of the Code, or non-qualified stock options. Under the 2008 Plan, as amended, 2,400,000 shares were reserved for the grant of awards, which may be issued at the discretion of our Board from time to time. The 2008 Plan permits awards to be based on performance-based criteria that will allow us to maximize its ability to pay deductible compensation for U.S. federal income tax purposes. As of August 31, 2019, options with respect to 2,512,994 shares have been granted, of which 148,658 have been forfeited, 182,227 have been exercised and 860,065 have expired. As of August 31, 2019, 525,824 RSUs have been granted, of which 164,636 have vested and the shares of common stock underlying those RSUs will be issued upon request of the grantee and 33,248 have been forfeited. Other than in the case of certain options, the shares underlying an award granted under the 2008 Plan may become available for future grant under the 2008 Plan if the award is forfeited, canceled or expired.

In August 2019, the Company became aware of a shareholder derivative claim and putative class action alleging, among other things, that the 2008 Plan may have terminated in 2018. However, the Company disputes these claims and believes that the 2008 Plan does not terminate until 2026 and any suggestion to the contrary is not well-founded. For the sake of clarity and out of an abundance of caution, the Company adopted the 2019 Plan, which was approved at the Company’s 2019 shareholders meeting. The 2019 Plan allows the Company to grant up to 1,000,000 options. Since the Company had granted options during the time after the old plan allegedly terminated, and out of an abundance of caution, the Company canceled these grants and re-granted certain of the options under 2019 Plan in the same amounts and under the same terms as the original grants.

The following table sets forth additional information with respect to our equity compensation plans as of August 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, RSUs and rights (a)	Weight- average exercise price of outstanding options, RSUs and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,498,933	$5.26	404,023
Equity compensation plans not approved by security holders	--	--	--
Total	1,498,933	$5.26	404,023

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of November 26, 2019 by: (1) each person who is known by us to own beneficially more than 5% of our common stock; (2) each director; (3) each of our NEOs listed above under “Summary Compensation Table”; and (4) all of our directors and current executive officers as a group. On such date, we had 17,383,359 shares of common stock outstanding.

As used in the table below and elsewhere in this form, the term “beneficial ownership” with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following November 26, 2019. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, (1) each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity and (2) the address of each of the individuals named below is: c/o Oramed Pharmaceuticals Inc., 1185 Avenue of the Americas, Suite 228, New York, NY 10036.

Name and Address of Beneficial Owner	Number of Shares		Percentage of Shares Beneficially Owned
Regals Fund LP
152 West 57th Street, 9th Floor
New York, NY 10019	1,316,328	(1)	7.6%
HTIT No. 199 Fanhua Road Economic and Technological Development Zone Heifei, Anhui Province, P.R. China, Zip Code: 230601	1,155,367	(2)	6.6%
Sabby Volatility Warrant Master Fund, Ltd. c/o Ogier Fiduciary Services (Cayman) Limited 89 Nexus Way, Camana Bay Grand Cayman KY1-9007 Cayman Islands	933,050	(3)	5.4%
Nadav Kidron #+	2,669,938	(4)	15.4%
Miriam Kidron #+	385,633	(5)	2.2%
Hilla Eisenberg+	1,000		*
Aviad Friedman #	43,048	(6)	*
Avraham Gabay+	--
Xiaoming Gao #	1,155,367	(7)	6.6%
Kevin Rakin #	77,531	(8)	*
Leonard Sank #	666,880	(9)	3.8%
Mark Hasleton+	--		--

All current executive officers and directors, as a group (eight persons)	3,936,465	(10)	22.4%

*	Less than 1%
#	Director
+	NEO

(1)	Regals Management is the investment manager of Regals Fund LP, the owner of record of these shares of common stock. Mr. David Slager, a former director of the Company, is the managing member of the general partner of Regals Management. All investment decisions are made by Mr. Slager, and thus the power to vote or direct the votes of these shares of common stock, as well as the power to dispose or direct the disposition of such shares of common stock is held by Mr. Slager through Regals Management.

(2)	Based solely on a Schedule 13D filed by HTIT on January 6, 2016. On November 30, 2015, we entered into a securities purchase agreement with HTIT pursuant to which, among other things, Nadav Kidron will serve as proxy and attorney in fact of HTIT, with full power of substitution, to cast on behalf of HTIT all votes that HTIT is entitled to cast with respect to 1,155,367 shares of common stock, or the Purchased Shares, at any and all meetings of our stockholders, to consent or dissent to any action taken without a meeting and to vote all the Purchased Shares held by HTIT in any manner Mr. Kidron deems appropriate except for matters related to our activities in the People’s Republic of China, on which Mr. Kidron will consult with HTIT before taking any action as proxy.

(3)	Includes 933,050 shares of common stock owned by Sabby Volatility Warrant Master Fund, Ltd., or Sabby Volatility. Sabby Management, LLC, or Sabby Management, is the investment manager of Sabby Volatility, and Hal Mintz, or Mr. Mintz is the manager of Sabby Management. The foregoing is based solely on a Schedule 13G filed jointly by Sabby Volatility, Sabby Management and Mr. Mintz on January 7, 2019.

(4)	Includes 337,759 shares of common stock issuable upon the exercise of outstanding stock options and 89,636 shares of Common Stock underlying vested RSUs that are issuable upon request. Also includes 1,155,367 shares of common stock held by HTIT, as further described in footnote (2) above, and 218,603 shares of common stock held by Xiaopeng Li, former director of the Company.

(5)	Includes 310,633 shares of common stock issuable upon the exercise of outstanding stock options and 75,000 shares of Common Stock underlying vested RSUs that are issuable upon request.

(6)	Includes 20,857 shares of common stock issuable upon the exercise of outstanding stock options and 12,191 shares of common stock owned by Shikma, of which Mr. Friedman is the sole owner and chief executive officer. All investment decisions are made by Mr. Friedman, and thus the power to vote or direct the votes of these shares of common stock, as well as the power to dispose or direct the disposition of such shares of common stock is held by Mr. Friedman through Shikma.

(7)	Includes 1,155,367 shares of common stock held by HTIT. Mr. Gao is the chairman of HTIT.

(8)	Includes 62,470 shares of common stock issuable upon the exercise of outstanding stock options.

(9)	Includes: (a) 374,999 shares of common stock held by Mr. Sank; (b) 78,125 shares of common stock held by Mr. Sank’s wife; (c) 74,867 shares of common stock issuable to Mr. Sank upon the exercise of outstanding stock options; and (d) 138,889 shares of common stock owned by a company wholly owned by a trust of which Mr. Sank is a trustee. Mr. Sank disclaims beneficial ownership of the securities referenced in (b) and (d) above.

(10)	Includes 830,021 shares of common stock issuable upon the exercise of options beneficially owned by the referenced persons and 164,636 shares of common stock underlying vested RSUs that are issuable upon request.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During fiscals 2019 and 2018, except for compensation arrangements described elsewhere herein, we did not participate in any transaction, and we are not currently participating in any proposed transaction, or series of transactions, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons had, or will have, a direct or indirect material interest.

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

On November 30, 2015, we, our Israeli subsidiary and HTIT entered into a Technology License Agreement, which was further amended, according to which we granted HTIT an exclusive commercialization license in the Territory related to our oral insulin capsule, ORMD-0801. Pursuant to this license agreement, HTIT will conduct certain pre-commercialization and regulatory activities with respect to our subsidiary's technology related to the ORMD-0801 capsule, and will pay certain royalties and an aggregate of approximately $37.5 million. On November 30, 2015, we also entered into a securities purchase agreement with HTIT, pursuant to which, among other things, Mr. Kidron will serve as proxy and attorney in fact of HTIT, with full power of substitution, to cast on behalf of HTIT all votes that HTIT is entitled to cast with respect to the Purchased Shares at any and all meetings of our stockholders to consent or dissent to any action taken without a meeting and to vote all the Purchased Shares held by HTIT in any manner Mr. Kidron deems appropriate except for matters related to our activities in the People’s Republic of China, on which Mr. Kidron will consult with HTIT before taking any action as proxy.

The Board has determined that Leonard Sank, Kevin Rakin, Aviad Friedman and Xiaoming Gao are independent as defined under the rules promulgated by Nasdaq.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed by Kesselman & Kesselman, independent registered public accounting firm, and member firm of PricewaterhouseCoopers International Limited, for services rendered to us during fiscals 2019 and 2018:

	2019	2018
Audit Fees(1)	$97,000	$111,000
Audit-Related Fees	-	-
Tax Fees(2)	8,000	9,000
All Other Fees	-	-
Total Fees	$105,000	$120,000

(1)	Amount represents fees paid for professional services for the audit of our consolidated annual financial statements, review of our interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Represents fees paid for tax consulting services.

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

________________

_____________________________

________________

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Oramed Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oramed Pharmaceuticals Inc. and its subsidiaries (the “Company”) as of August 31, 2019 and 2018, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1(k) to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers during the year ended August 31, 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Tel Aviv, Israel

November 27, 2019

We have served as the Company's auditor since 2008.

Kesselman & Kesselman, Trade Tower, 25 Hamered Street, Tel-Aviv 6812508, Israel,

P.O Box 50005 Tel-Aviv 6150001 Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

ORAMED PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

	August 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,329	$4,996
Short-term deposits (note 2)	25,252	20,875
Marketable securities (note 3)	3,701	4,592
Prepaid expenses and other current assets	1,042	574
Total current assets	33,324	31,037

LONG-TERM ASSETS:
Long-term deposits and investment (note 4)	1	13,542
Marketable securities (note 3)	1,295	2,785
Amounts funded in respect of employee rights upon retirement	19	16
Property and equipment, net	24	17
Total long-term assets	1,339	16,360
Total assets	$34,663	$47,397

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses (note 5)	$2,541	$2,058
Deferred revenues	2,703	2,449
Payable to related parties (note 11c)	64	46
Total current liabilities	5,308	4,553

LONG-TERM LIABILITIES:
Deferred revenues	9,658	11,388
Employee rights upon retirement	22	20
Provision for uncertain tax position (note 10f)	11	11
Other liabilities	271	313
Total long-term liabilities	9,962	11,732

COMMITMENTS (note 6)

STOCKHOLDERS’ EQUITY:
Common stock, $ 0.012 par value (30,000,000 authorized shares as of August 31, 2019 and 2018; 17,383,359 and 17,369,875 shares issued and outstanding as of August 31, 2019 and 2018, respectively)	208	207
Additional paid-in capital	100,288	99,426
Accumulated other comprehensive income	-	702
Accumulated deficit	(81,103)	(69,223)
Total stockholders’ equity	19,393	31,112
Total liabilities and stockholders’ equity	$34,663	$47,397

The accompanying notes are an integral part of the financial statements.

ORAMED PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. Dollars in thousands (except share and per share data)

	Year ended August 31,
	2019	2018	2017

REVENUES	$2,703	$2,449	$2,456
COST OF REVENUES (INCOME) (note 6g)	90	(86)	187
RESEARCH AND DEVELOPMENT EXPENSES	13,522	11,979	10,281
GENERAL AND ADMINISTRATIVE EXPENSES	3,722	4,083	2,759

OPERATING LOSS	14,631	13,527	10,771
FINANCIAL INCOME (note 9a)	1,061	903	792
FINANCIAL EXPENSES (note 9b)	485	103	101
LOSS BEFORE TAXES ON INCOME	14,055	12,727	10,080
TAXES ON INCOME (note 10d)	300	-	400
NET LOSS FOR THE YEAR	$14,355	$12,727	$10,480

UNREALIZED INCOME ON AVAILABLE FOR SALE SECURITIES	-	(301)	(295)
TOTAL OTHER COMPREHENSIVE INCOME	-	(301)	(295)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	$14,355	$12,426	$10,185

LOSS PER SHARE OF COMMON STOCK:
BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	$0.82	$0.86	$0.79
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	17,454,489	14,882,356	13,309,372

The accompanying notes are an integral part of the financial statements.

ORAMED PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands (except share data)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	$	capital	income	deficit	equity
	In thousands
BALANCE AS OF AUGUST 31, 2016	13,183	157	71,943	106	(46,016)	26,190
ISSUANCE OF COMMON STOCK, NET	3	*	25	-	-	25
SHARES ISSUED FOR SERVICES	10	*	72	-	-	72
EXERCISE OF WARRANTS AND OPTIONS	313	4	1,557	-	-	1,561
STOCK-BASED COMPENSATION	159	2	1,573	-	-	1,575
OTHER COMPREHENSIVE INCOME	-	-	-	295	-	295
NET LOSS	-	-	-	-	(10,480)	(10,480)
BALANCE AS OF AUGUST 31, 2017	13,668	163	75,170	401	(56,496)	19,238
ISSUANCE OF COMMON STOCK AND WARRANTS, NET	3,466	42	21,615	-	-	21,657
SHARES ISSUED FOR SERVICES	14	*	99	-	-	99
EXERCISE OF WARRANTS AND OPTIONS	189	2	995	-	-	997
STOCK-BASED COMPENSATION	32	*	1,547	-	-	1,547
OTHER COMPREHENSIVE INCOME	-	-	-	301	-	301
NET LOSS	-	-	-	-	(12,727)	(12,727)
BALANCE AS OF AUGUST 31, 2018	17,369	$207	$99,426	$702	$(69,223)	$31,112
INITIAL ADOPTION OF ASU 2016-01				(702)	702	0
INITIAL ADOPTION OF ASC 606					1,773	1,773
SHARES ISSUED FOR SERVICES	14	1	54			55
STOCK-BASED COMPENSATION			808			808
NET LOSS					(14,355)	(14,355)
BALANCE AS OF AUGUST 31, 2019	17,383	208	100,288	0	(81,103)	19,393

* Represents an amount of less than $1.

The accompanying notes are an integral part of the financial statements

ORAMED PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. Dollars in thousands

	Year ended August 31,
	2019	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,355)	$(12,727)	$(10,480)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	8	6	5
Exchange differences and interest on deposits and held to maturity bonds	(183)	22	124
Stock-based compensation	808	1,547	1,575
Change in fair value of investments	437	-	-
Shares issued for services	55	99	72
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(468)	(415)	39
Accounts payable, accrued expenses and payable to related parties	501	(612)	1,257
Deferred revenue	297	(2,449)	1,520
Liability for employee rights upon retirement	2	2	4
Provision for uncertain tax position		-	-
Other liabilities	(42)	(130)	53
Total net cash used in operating activities	(12,940)	(14,657)	(5,831)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15)	(5)	(7)
Purchase of short-term deposits	(24,990)	(7,101)	(3,557)
Purchase of long-term deposits	(4,237)	(15,040)	(17,230)
Purchase of held to maturity securities	(1,357)	(4,429)	(3,869)
Proceeds from maturity of short-term deposits	38,611	17,316	26,551
Proceeds from maturity of held to maturity securities	3,250	2,257	2,417
Funds in respect of employee rights upon retirement	(3)	(2)	(3)
Total net cash provided by (used in) investing activities	11,259	(7,004)	4,302

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants, net of issuance costs	-	21,657	25
Proceeds from exercise of warrants and options	-	997	1,561
Total net cash provided by financing activities	-	22,654	1,586
EFFECT OF EXCHANGE RATE CHANGES ON CASH	14	34	5
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,667)	1,027	62
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,996	3,969	3,907
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,329	$4,996	$3,969

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS -
Interest received	$929	$826	$833
Taxes paid	$300	$-	$400

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

On July 30, 2019, the Company's subsidiary incorporated a wholly-owned subsidiary in Hong Kong, Oramed HK Limited. As of August 31, 2019, Oramed HK Limited has no operation.

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

ORAMED PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

As of August 31, 2019 the Company has received milestone payments in an aggregate amount of $20,500 as follows: the initial payment of $3,000 was received in January 2016. Following the achievement of certain milestones, the second and third payments of $6,500 and $4,000, respectively, were received in July 2016, the fourth milestone payment of $4,000 was received in October 2016 and the fifth milestone payment of $3,000 was received in January 2019.

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

Amounts that were allocated to the License Agreement as of August 31, 2019 aggregated $22,382, all of which were received through the balance sheet date. Through August 31, 2019, the Company recognized revenue in the amount of $10,021, and deferred the remaining amount of $12,361.

The following table sets forth the transactions in deferred revenues balances for the years ended August 31, 2019 and 2018:

	August 31,
	2019	2018

Deferred revenue at the beginning of period	$13,837	$16,286
Amounts received	3,000	-
Initial adoption of ASC 606 (note 1k)	(1,773)	-
Revenue recognized	(2,703)	(2,449)
Deferred revenue at the end of period	12,361	13,837
Less – current deferred revenue portion	(2,703)	(2,449)
Non-current deferred revenue portion	$9,658	$11,388

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

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to stock-based compensation, expectation of milestone payments and to the expected product submission date for revenue recognition purposes.

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

As of August 31, 2019, the assets measured at fair value are comprised of equity securities (Level 1). The fair value of held to maturity bonds as presented in note 3 was based on a Level 2 measurement.

As of August 31, 2019, the carrying amounts of cash equivalents, short-term deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.

As of August 31, 2019, the carrying amounts of long-term deposits approximate their fair values due to the stated interest rates which approximate market rates.

The amounts funded in respect of employee rights are stated at cash surrender value which approximates its fair value.

There were no Level 3 items for the years ended August 31, 2019, 2018 and 2017.

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

As of the date of issuing these financial statements, all amounts due from HTIT with regard to the License Agreement have been received, as described in note 1 above.

As of August 31, 2019, amounts due from HTIT with regard to expense reimbursements owed to the Company totaled $805 and are included in the balance of prepaid expenses and other current assets. HTIT had paid $390 of these reimbursements as of the date of issuing these financial statements.

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

Under Accounting Standards Codification ("ASC") 605 (which was the authoritative revenue recognition guidance applied for all periods prior to September 1, 2018) given the Company's continuing involvement through the expected product submission in June 2023, amounts received relating to the License Agreement were recognized over the period from which the Company was entitled to the respective payment, and the expected product submission date using a time-based model approach over the periods that the fees were earned.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

On September 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”), using the modified retrospective method of adoption. Under this method, the Company applied ASC 606 to the License Agreement at the adoption date and was required to make an adjustment to the September 1, 2018 opening accumulated deficit balance. All prior periods continue to be presented under ASC 605. The most significant impact from adopting ASC 606 was the impact of the timing of recognition of revenue associated with the milestone payment. Under ASC 605, which was the authoritative revenue recognition guidance applied for all periods prior to September 1, 2018, given the Company's continuing involvement through the expected product submission in June 2023, amounts received relating to the License Agreement were recognized over the period from which the Company was entitled to the respective payment and the expected product submission date using a time-based model approach over the periods that the fees were earned. However, under ASC 606, the Company is required to recognize the total transaction price (which includes consideration related to milestones once the criteria for recognition have been satisfied) using the input method over the period the performance obligation is fulfilled. Accordingly, once the consideration associated with a milestone is included in the transaction price, incremental revenue is recognized immediately based on the period of time that has elapsed towards complete satisfaction of the performance obligation. This method results in the recognition of revenue earlier than under ASC 605, and the resulting impact was recorded as a reduction of the opening balance of accumulated deficit at September 1, 2018, as further described below.

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

The potential future royalty consideration is also considered a form of variable consideration under ASC 606 as it is based on a percentage of potential future sales of the Company's products. However, the Company applies the sales-based royalty exception and accordingly will recognize the sales-based royalty amounts when the related sale has occurred. To date, the Company has not recognized any royalty-related revenue.

As of the adoption date, the Company adjusted its accumulated deficit by $1,773 against contract liabilities due to the effect of variable consideration.

Amounts that were allocated to the License Agreement as of August 31, 2019 aggregated $22,383, all of which was received through the balance sheet date. Through August 31, 2019, the Company recognized revenue associated with this agreement in the aggregate amount of $10,022 (of which $2,703 was recognized in the twelve-months period ended August 31, 2019 and $1,773 was recognized as an increase to the September 1, 2018 opening balance of stockholders’ equity associated with the impact of the adoption of ASC 606 under the modified retrospective method of adoption), and deferred the remaining amount of $12,361, which is presented as a contract liability on the condensed consolidated balance sheet.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

In accordance with ASC 606, the disclosure of the impact of adoption to the Company's consolidated balance sheet as of August 31, 2019 was as follows:

	As reported August 31, 2018	Updated September 1, 2018	Effect of Change

Deferred revenue (short-term)	$2,449	$1,230	$(1,219)
Deferred revenue (long-term)	11,388	10,834	(554)
Accumulated deficit	69,223	67,450	(1,773)

The impact of adoption of ASC 606 on the consolidated balance sheet as of August 31, 2019 and on the consolidated statement of operations for the twelve months ended August 31, 2019 was as follows:

	As reported August 31, 2019	Balances without Adoption of ASC 606	Effect of Change

Revenues	$2,703	$2,910	$(207)
Cost of revenues	90	90	-
Deferred revenue (short term)	2,703	3,112	(409)
Deferred revenue (long term)	9,658	10,815	(1,157)
Accumulated deficit	81,103	82,669	(1,566)

l.	Cost of revenues

Cost of revenues consists of royalties to the Israel Innovation Authority ("IIA") related to the License Agreement with HTIT. The royalties are recognized when proceeds related to the License Agreement are received.

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

ORAMED PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

Clinical trial expenses are charged to research and development expense as incurred. The Company accrues for expenses resulting from obligations under contracts with clinical research organizations (CROs). The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided. The Company’s objective is to reflect the appropriate trial expense in the consolidated financial statements by matching the appropriate expenses with the period in which services and efforts are expended. In the event advance payments are made to a CRO, the payments are recorded as other assets, which will be recognized as expenses as services are rendered.

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

On September 1, 2018, the Company adopted ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” ("ASU 2017-09"), which gives direction on which changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting in ASC Topic 718, see note 7b.

The Company elects to account for forfeitures as they occur.

o.	Loss per common share

Basic and diluted net loss per common share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding for each period. Outstanding stock options, warrants and RSUs have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for all periods presented. The weighted average number of stock options, warrants and RSUs excluded from the calculation of diluted net loss was 4,423,325, 1,873,098 and 1,827,719 for the years ended August 31, 2019, 2018 and 2017, respectively.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

p.	Newly issued Accounting Pronouncements

1)	In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" (“ASU 2016-02”), which supersedes the existing guidance for lease accounting, "Leases (Topic 840)". ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company adopted ASU 2016-02 on September 1, 2019 and expects the impact of this new standard on the consolidated financial statements to be approximately $116 on right of use assets and lease liabilities and does not expect a material impact on its expenses.

2)	In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326)” ("ASU 2016-13"). ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected credit losses during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 2 - SHORT-TERM DEPOSITS:

Composition:

	August 31,
	2019		2018
	Annual interest rate	Amount	Annual interest rate	Amount
Dollar deposits	1.80-3.44%	$25,252	2.06-3.01%	$20,875

NOTE 3 - MARKETABLE SECURITIES:

a.	Composition:

The Company's marketable securities include investments in equity securities of D.N.A, Entera and in held to maturity bonds.

Composition:

	August 31,
	2019	2018
Short-term:
D.N.A (see b below)	$557	$666
Entera (see c below)	304	632
Held to maturity bonds (see d below)	2,840	3,294
	$3,701	$4,592
Long-term:
Held to maturity bonds (see d below)	$1,295	$2,785
	$4,996	$2,785

b.	D.N.A

The D.N.A ordinary shares are traded on the Tel Aviv Stock Exchange. The fair value of those securities is measured at the quoted prices of the securities on the measurement date.

During the years ended August 31, 2019, 2018 and 2017, the Company did not sell any of the D.N.A ordinary shares. As of August 31, 2019, the Company owns approximately 6.9% of D.N.A’s outstanding ordinary shares.

The cost of the securities as of August 31, 2019, 2018 and 2017 is $595.

c.	Entera

Entera ordinary shares have been traded on Nasdaq since June 28, 2018. The Company measures the investment at fair value from such date, since it has a readily determinable fair value (prior to such date the investment was accounted for as a cost method investment (amounting to $1)).

ORAMED PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 3 - MARKETABLE SECURITIES (continued):

d.	Held to maturity bonds

The amortized cost and estimated fair value of held-to-maturity securities at August 31, 2019, are as follows:

	August 31, 2019
	Amortized cost	Gross unrealized gains	Estimated fair value
Short-term:
Commercial bonds	$2,808	$6	$2,814
Accrued interest	32	-	32

Long-term	1,295	4	1,299
	$4,135	$10	$4,145

As of August 31, 2019, the contractual maturities of debt securities classified as held-to-maturity are as follows: after one year through two years, $1,295 and the yield to maturity rates vary between 2.55% to 3.20%.

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

ORAMED PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 4 - LONG-TERM DEPOSITS AND INVESTMENT:

Composition:

	August 31,
	2019	2018

Bank deposits (see (1) below)	$-	$13,541
Lease car deposits	1	1
	$1	$13,542

(1)	Represents U.S. dollar bank deposits which carry fixed annual interest rates between 1.80% to 3.44%, with maturities of more than one year from the balance sheet date. The latest maturity date is during the fiscal year ending August 31, 2020.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Composition:
	August 31,
	2019	2018

Accounts payable	$1,337	$1,135
Payroll and related accruals	25	80
Institutions	33	29
Other accrued liabilities	1,146	814
	$2,541	$2,058

NOTE 6 - COMMITMENTS:

a.	In March 2011, the Subsidiary sold shares of its investee company, Entera, to D.N.A, retaining 117,000 ordinary shares after a stock split which was performed by Entera in July 2018. In consideration for the shares sold to D.N.A, the Company received, among other payments, ordinary shares of D.N.A (see also note 3).

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

In addition, as part of a consulting agreement with a third party, dated February15, 2011, the Subsidiary is obliged to pay this third party royalties of 8% of the net royalties received in respect of the patent that was sold to Entera in March 2011.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 6 - COMMITMENTS (continued):

b.	On January 3, 2017, the Subsidiary entered into a lease agreement for its office facilities in Israel. The lease agreement is for a period of 60 months commencing October 1, 2016.

The annual lease payment was New Israeli Shekel (“NIS”) 119,000 ($33) from October 2016 through September 2018 and NIS 132,000 ($37) from October 2018 through September 2021, and is linked to the increase in the Israeli consumer price index (“CPI”) (as of August 31, 2019, the future lease payments until the expiration of the lease agreement will be $77, based on the exchange rate as of August 31, 2019).

As security for its obligation under this lease agreement, the Company provided a bank guarantee in an amount equal to three monthly lease payments.

The lease expenses related to the Israeli offices for the years ended August 31, 2019, 2018 and 2017 were $37, $32 and $32, respectively.

c.	On December 18, 2017, the Subsidiary entered into an agreement with a vendor for the process development and production of one of its oral capsule ingredients in the amount of $2,905 that will be paid over the term of the engagement and based on the achievement of certain development milestones, $1,542 of which was recognized in research and development expenses through August 31, 2019.

d.	On February 14, 2018, the Subsidiary entered into a Clinical Research Organization Services Agreement with a third party, effective as of November 1, 2017, to retain it as a clinical research organization ("CRO") for the Subsidiary’s three-month dose-ranging clinical trial for its oral insulin capsule for type 2 diabetes patients and, on May 20, 2019, the Subsidiary entered into amendments to such agreement. As consideration for its services, the Subsidiary will pay the CRO a total amount of $10,206 during the term of the engagement and based on achievement of certain milestones, of which $6,408 was recognized in research and development expenses through August 31, 2019.

e.	On May 21, 2018, the Subsidiary entered into a CRO Services Agreement with a third party to retain it as a CRO for the Subsidiary’s food effect clinical trial for its oral insulin capsule. As consideration for its services, the Subsidiary will pay the CRO a total amount of $1,166 during the term of the engagement and based on achievement of certain milestones, $1,141 of which was recognized in research and development expenses through August 31, 2019.

f.	On July 29, 2019, the Subsidiary entered into a CRO Services Agreement with a third party to retain it as a CRO for the Subsidiary’s dose-ranging clinical trial for its oral insulin. As consideration for its services, the Subsidiary will pay the CRO a total amount of $658 during the term of the engagement and based on achievement of certain milestones, of which no cost was recognized through August 31, 2019.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 6 - COMMITMENTS (continued):

g.	Grants from the Israel Innovation Authority (“IIA”)

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

At the time the grants were received, successful development of the related projects was not assured. The total amount that was received through August 31, 2019 was $2,207. As of August 31, 2019, the Company has recorded expenses of $615 and paid $224.

The royalty expenses which are related to the funded project were recognized in cost of revenues in the year ended August 31, 2019 and in prior periods.

For the years ended August 31, 2019, 2018 and 2017, no grants from the IIA were recognized.

NOTE 7 - STOCKHOLDERS’ EQUITY:

The following are the significant capital stock transactions that took place during the years ended August 31, 2019, 2018 and 2017:

a.	On July 2, 2018, the Company entered into a Securities Purchase Agreement with each of three investors (the “Purchasers”), pursuant to which the Company agreed to sell, in a registered direct offering (the “Offering”) an aggregate of 2,892,000 units (the “Units”), each Unit consisting of one share of the Company’s common stock, par value $0.012 per share, and a warrant to purchase one share of common stock at an exercise price of $7.25 per share (the “Warrants”), to the Purchasers for an offering price of $6.25 per Unit. The Warrants will be exercisable commencing six months following their issuance for a period of three and one-half years from the date of issuance. For accounting purposes, the warrants were classified as equity considering the warrant conditions. The closing of the sale of the Units occurred on July 6, 2018. The net proceeds to the Company from the Offering, after deducting the placement agent’s fees and expenses and the Company’s Offering expenses were approximately $16,484.

b.	On July 2, 2018, the Company entered into a letter agreement with H.C. Wainwright & Co., LLC (“HCW”), pursuant to which HCW agreed to serve as exclusive placement agent for the Company in any offering of the Company occurring between July 2, 2018 and August 1, 2018. For its services in the Offering, HCW received a fee equal to 7% of the gross proceeds raised in the Offering and a management fee of 1% of the gross proceeds raised in the Offering, up to $50,000 for non-accountable expenses as well as warrants to purchase up to 115,680 shares of common stock of the Company, exercisable commencing six months following their issuance for a period of three and one-half years from the date of issuance and with an exercise price of $7.8125 per share. The Company recognized the fair value of the warrants as a share based payment which was included as part of the offering costs. Upon the exercise of the Warrants, HCW will receive a fee equal to 7% of the gross proceeds raised as a result of such exercise. The agreement with HCW was terminated on July 19, 2019.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 7 - STOCKHOLDERS’ EQUITY (continued):

c.	On September 5, 2019, we entered into an Equity Distribution Agreement, or the Sales Agreement, pursuant to which we may, from time to time and at our option, issue and sell shares of our common stock having an aggregate offering price of up to $15,000,000, through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to our effective shelf registration statement on Form S-3 including a prospectus dated February 2, 2017, as supplemented by a prospectus supplement dated September 5, 2019. We will pay the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the Sales Agreement. As of August 31, 2019, no shares were sold under the Sales Agreement.

d.	In August 2019, the Company became aware of a shareholder derivative claim and putative class action alleging, among other things, that the Company’s Second Amended and Restated 2008 Stock Incentive Plan (the “2008 Plan”) may have terminated in 2018. However, the Company disputes these claims and believes that the 2008 Plan does not terminate until 2026 and any suggestion to the contrary is not well-founded. For the sake of clarity and out of an abundance of caution, the Company adopted its 2019 Stock Incentive Plan (the “2019 Plan”) at its 2019 shareholders meeting. The 2019 Plan allows the Company to grant up to 1,000,000 options. Since the Company has granted options during the time after the 2008 Plan allegedly terminated, and out of an abundance of caution, the Company canceled these grants and re-granted certain of these options under the 2019 Plan in the same amounts and under the same terms as the original grants. The cancelation and reissuance was approved by the Company's board of directors on September 11, 2019. Out of the available 1,000,000 options under the 2019 Plan, the Company has granted 563,646 to replace the options under dispute as mentioned above. The cancellation of the award accompanied by the concurrent grant of a replacement award was accounted for as modification of the terms of the cancelled award. Since the replacement award was given under the same terms as the cancelled award, no incremental compensation cost was recognized.

e.	As of August 31, 2019, the Company had outstanding warrants exercisable commencing January 6, 2019 for 3,007,680 shares of common stock at exercise prices ranging from $7.25 to $7.8125 per share and expiring on January 6, 2022.

The following table presents the warrant activity for the years ended August 31, 2019, 2018 and 2017:

	Year ended August 31,
	2019		2018		2017
	Warrants	Weighted-Average Exercise Price	Warrants	Weighted-Average Exercise Price	Warrants	Weighted-Average Exercise Price
Warrants outstanding at beginning of year	3,007,680	$7.27	166,642	$6.46	615,338	$5.92
Issued	-	$-	3,007,680	$7.27	-	$-
Exercised	-	$-	(138,071)	$5.73	(248,882)	$4.99
Expired	-	$-	(28,571)	$10.00	(199,814)	$6.82
Warrants outstanding at end of year	3,007,680	$7.27	3,007,680	$7.27	166,642	$6.46
Warrants exercisable at end of year	3,007,680	$7.27	-	$-	166,642	$6.46

ORAMED PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 8 - STOCK-BASED COMPENSATION:

During the year ended August 31, 2019, the Company made awards under the 2008 Plan. Beginning September 11, 2019, the Company began making awards under the 2019 Plan, under which, the Company has reserved a pool of 1,000,000 shares of the Company’s common stock which may be issued at the discretion of the Company’s Board of Directors from time to time. Under the 2019 Plan, each option is exercisable into one share of common stock of the Company. The options may be exercised after vesting and in accordance with vesting schedules which will be determined by the Board of Directors for each grant. The maximum term of the options is 10 years.

The following are the significant stock options transactions with employees, board members and non-employees made during the years ended August 31, 2019, 2018 and 2017:

a.	On February 9, 2017, options to purchase an aggregate of 27,731 shares of the Company were granted to four members of the Company’s Board of Directors as follows: (a) 16,337 options at an exercise price of $1 per share (lower than the traded market price of $6.23 on the date of grant). The fair value of these options on the date of grant was $90, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $6.23; dividend yield of 0% for all years; expected volatility of 77.29%; risk-free interest rates of 1.88%; and expected term of 5 years; (b) 11,394 options at an exercise price of $6.23 per share (equivalent to the traded market price on the date of grant). The fair value of these options on the date of grant was $45, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $6.23; dividend yield of 0% for all years; expected volatility of 77.29%; risk-free interest rates of 1.88%; and expected term of 5 years. All the options vested immediately and expire on February 9, 2027.

b.	On March 20, 2017, options to purchase an aggregate of 37,152 of the Company’s shares of common stock were granted to a consultant at an exercise price of $6.00 per share (higher than the traded market price of $5.96 on the date of grant). The options expire on March 20, 2027. The options vest in 24 consecutive equal monthly installments of 1,548 shares of common stock each, commencing March 31, 2017. The fair value of these options on the date of grant was $177.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 8 - STOCK-BASED COMPENSATION (continued):

On July 30, 2018, the vesting schedule of the options was amended and restated, effective July 1, 2018, as follows: the 12,384 of the options that remain unvested will vest in 24 consecutive equal monthly installments of 516 shares each, commencing July 31, 2018. The amendment did not have any impact on the Company's financial statements.

c.	On June 30, 2017, the Company granted options to purchase shares of the Company and RSUs as follows:

(1)	To the Chief Executive Officer, options to purchase an aggregate of 147,000 shares of the Company, at an exercise price of $7.77 per share (equivalent to the traded market price on the date of grant). 49,000 of such options vested on December 31, 2017, as the Company share price reached the target of $8.00 per share, and the remainder will vest in two equal annual installments of 49,000, on each of December 31, 2018 and 2019, subject to the Company share price reaching the target of $9.50 per share and $12.50 per share, respectively. These options expire on June 30, 2027. The fair value of the options at the date of grant was $585 using the Monte Carlo model, which utilizes multiple input variables to estimate the probability that market conditions will be achieved, and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 75.00%; risk-free interest rates of 2.34%; and expected term of 10 years.

(2)	To the Chief Scientific Officer: (a) 75,000 RSUs representing a right to receive shares of the Company’s common stock which vested immediately, have an exercise price of $0.012 per share of common stock and expire on June 30, 2027. The total fair value of these RSUs on the date of grant was $582, using the quoted closing market share price of $7.77 on Nasdaq on the date of grant. The shares of common stock underlying the RSUs will be issued upon request of the grantee. As of August 31, 2018, none of these RSUs were exercised; and (b) options to purchase an aggregate of 69,999 shares of the Company, at an exercise price of $7.77 per share (equivalent to the traded market price on the date of grant). 23,333 of such options vested on December 31, 2017 and the remainder will vest in two equal annual installments of 23,333, on each of December 31, 2018 and 2019. These options expire on June 30, 2027. The fair value of all these options on the date of grant was $359, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $7.77; dividend yield of 0% for all years; expected volatility of 74.77%; risk-free interest rates of 1.89%; and expected term of 6 years.

(3)	To four members of the Company’s Board of Directors, options to purchase an aggregate of 67,092 shares of the Company (16,773 options to each director), at an exercise price of $7.77 per share (equivalent to the traded market price on the date of grant). 22,364 of such options (5,591 options for each director) vested on December 31, 2017 and the remainder will vest in two equal annual installments, on each of December 31, 2018 and 2019. These options expire on June 30, 2027. The fair value of all these options on the date of grant was $344, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $7.77; dividend yield of 0% for all years; expected volatility of 74.77%; risk-free interest rates of 1.89%; and expected term of 6 years.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 8 - STOCK-BASED COMPENSATION (continued):

(4)	To a member of the Company’s Board of Directors, options to purchase an aggregate of 56,773 shares of the Company at an exercise price of $7.77 per share (equivalent to the traded market price on the date of grant). 15,591 of such options vested on December 31, 2017 and the remainder will vest in three annual installments, 15,591 of which will vest on each of December 31, 2018 and 2019, and 10,000 of which will vest on December 31, 2020. These options expire on June 30, 2027. The fair value of these options on the date of grant was $294, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $7.77; dividend yield of 0% for all years; expected volatility of 74.15%; risk-free interest rates of 2.14%; and expected term of 6.18 years.

(5)	To employees of the Subsidiary, options to purchase an aggregate of 38,901 shares of the Company, at an exercise price of $7.77 per share (equivalent to the traded market price on the date of grant). 4,912 of such options vested on December 31, 2017, 22,777 of such options were forfeited through August 31, 2018, 1,388 options expired through August 31, 2018 and the remainder will vest in two equal annual installments, on each of December 31, 2018 and 2019. These options expire on June 30, 2027. The fair value of all these options on the date of grant was $200, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $7.77; dividend yield of 0% for all years; expected volatility of 74.77%; risk-free interest rates of 1.89%; and expected term of 6 years.

d.	On July 19, 2017, options to purchase an aggregate of 20,001 shares of the Company were granted to an employee of the Subsidiary at an exercise price of $8.57 per share (equivalent to the traded market price on the date of grant). 6,667 of such options vested on December 31, 2017 and the remainder will vest in two equal annual installments, on each of December 31, 2018 and 2019. These options expire on July 19, 2027. The fair value of these options on the date of grant was $113, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $8.57; dividend yield of 0% for all years; expected volatility of 74.65%; risk-free interest rates of 1.83%; and expected term of 6 years.

e.	On January 31, 2018, the Company granted options to purchase an aggregate of 159,000 shares of the Company at an exercise price of $8.14 per share (equivalent to the traded market price on the date of grant) as follows: 97,000 to the Chief Executive Officer; 47,000 to the Chief Scientific Officer; and 15,000 to an employee of the Subsidiary. The options will vest in four equal annual installments, on each of January 1, 2019, 2020, 2021 and 2022. These options expire on January 31, 2028. The fair value of all these options on the date of grant was $857, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $8.14; dividend yield of 0% for all years; expected volatility of 71.96%; risk-free interest rates of 2.66%; and expected term of 6.25 years.

f.	On each of April 8, 2018 and May 3, 2018, the Company granted options to purchase 30,000 shares of the Company to an employee of the Subsidiary at exercise prices of $7.05 and $6.70 per share, respectively (equivalent to the traded market price on the date of grant). The options vest in sixteen consecutive equal installments on the last day of each quarter commencing June 30, 2018. 30,000 options expire on April 8, 2028 and 30,000 options expire on May 3, 2028. The fair value of all these options on the date of grant was $269, using the Black Scholes option-pricing model and was based on the following assumptions: (a) for the options granted on April 8, 2018: stock price of $7.05; dividend yield of 0% for all years; expected volatility of 71.54%; risk-free interest rates of 2.70%; and expected term of 6.07 years; and (b) for the options granted on May 3, 2018: stock price of $6.70; dividend yield of 0% for all years; expected volatility of 71.62%; risk-free interest rates of 2.90%; and expected term of 6.02 years.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 8 - STOCK-BASED COMPENSATION (continued):

g.	On February 26, 2019, the Company granted options to purchase an aggregate of 360,000 shares of common stock of the Company at an exercise price of $3.16 per share (equivalent to the closing price of the Company's common stock on the date of grant) as follows: 196,500 to the Chief Executive Officer; 104,000 to the Chief Scientific Officer; and 59,500 to employees of the Subsidiary. The options will vest in four equal annual installments, on each of December 31, 2019, 2020, 2021 and 2022. These options expire on February 26, 2029. The fair value of all these options on the date of grant was $731, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $3.16; dividend yield of 0% for all years; expected volatility of 69.05%; risk-free interest rates of 2.54%; and expected term of 6.25 years. On September 11, 2019, the options were canceled and re-granted at the same terms under the 2019 Plan.

h.	On April 10, 2019 and April 15, 2019, the Company granted options to its directors to purchase an aggregate of 30,000 shares of common stock of the Company at an exercise price of $4.17 and $4.13 per share, respectively (equivalent to the closing price of the Company's common stock on the date of grant). 20,000 of such options vested immediately and the remaining 10,000 options will vest on December 31, 2019. The fair value of all these options on the date of grant was $64, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $4.13 and $4.17, respectively; dividend yield of 0% for all years; expected volatility of 54.64% and 66.40%, respectively; risk-free interest rates of 2.37% and 2.28%, respectively; and expected term of 5 and 5.5 years, respectively. On September 11, 2019, the options were canceled and re-granted at the same terms under the 2019 Plan.

i.	On June 17, 2019, the Company granted options to its Chief Financial Officer to purchase an aggregate of 33,146 shares of common stock of the Company at an exercise price of $3.55 per share (equivalent to the closing price of the Company's common stock on the date of grant). 5,396 of such options will vest on December 31, 2019 and the remaining 27,750 will vest in 3 equal installments on each of December 31, 2020, December 31, 2021 and December 31, 2022. The fair value of all these options on the date of grant was $74, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $3.55; dividend yield of 0% for all years; expected volatility of 67.79%; risk-free interest rates of 2.03%; and expected term of 6.25 years. On September 11, 2019, the options were canceled and re-granted at the same terms under the 2019 Plan.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 8 - STOCK-BASED COMPENSATION (continued):

j.	Options to employees, directors and non-employees

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model or Monte Carlo model with the following range of assumptions:

	For options granted in the year ended August 31,
	2019	2018	2017
Expected option life (years)	5-6.25	6.02-6.25	5.00-10.00
Expected stock price volatility (%)	54.64-69.05	71.54-71.96	74.15-77.29
Risk free interest rate (%)	2.03-2.54	2.66-2.90	1.83-2.47
Expected dividend yield (%)	0.0	0.0	0.0

A summary of the status of the stock options granted to employees and directors as of August 31, 2019, 2018 and 2017, and changes during the years ended on those dates, is presented below:

	Year ended August 31,
	2019		2018		2017
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
		$		$		$
Options outstanding at beginning of year	1,208,634	7.25	1,208,549	6.94	904,234	6.75
Changes during the year:
Granted	423,146	3.26	219,000	7.79	427,497	7.51
Forfeited	(136,084)	5.79	(22,777)	7.77	-	-
Expired	(231,051)	7.07	(145,388)	6.49	(59,282)	10.27
Exercised			(50,750)	4.08	(63,900)	5
Options outstanding at end of year	1,264,645	6.11	1,208,634	7.25	1,208,549	6.94
Options exercisable at end of year	709,383		739,650		808,783
Weighted average fair value of options granted during the year	$2.06		$5.14		$4.75

Expenses recognized in respect of stock options granted to employees and directors, for the years ended August 31, 2019, 2018 and 2017 were $791, $1,350 and $451, respectively.

The total intrinsic value of employees' options exercised during the years ended August 31, 2018 and 2017 was $248 and $85, respectively. None of the options were exercised by employees during the year ended August 31, 2019.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 8 - STOCK-BASED COMPENSATION (continued):

The following table presents summary information concerning the options granted to employees and directors outstanding as of August 31, 2019:

Exercise prices	Number outstanding	Weighted Average Remaining Contractual Life	Weighted average exercise price
$		Years	$
1.00 to 5.88	697,233	6.08	3.97
6.23 to 7.88	313,494	7.93	7.71
8.14 to 12.45	253,918	6.87	10.01
	1,264,645	6.70	6.11

As of August 31, 2019, there were $832 of unrecognized compensation costs related to non-vested options previously granted to employees and directors. The unrecognized compensation costs are expected to be recognized over a weighted average period of 1.25 years.

A summary of the status of the stock options granted to non-employees outstanding as of August 31, 2019, 2018 and 2017, and changes during the years ended on those dates, is presented below:

	Year ended August 31,
	2019		2018		2017
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
		$		$		$
Options outstanding at beginning of year	55,486	6.71	55,486	6.71	29,668	8.35
Changes during the year:
Granted			-	-	37,152	6.00
Exercised			-	-	-	-
Forfeited			-	-	-	-
Expired	(8,334)	9.12	-	-	(11,334)	8.65
Options outstanding at end of year	47,152	9.51	55,486	6.71	55,486	6.71
Options exercisable at end of year	41,992	6.32	44,134	6.90	27,622	7.43

The Company recorded stock-based compensation of $22, $111 and $59 during the years ended August 31, 2019, 2018 and 2017, respectively, related to non-employees' awards.

None of the options were exercised by non-employees during the years ended August 31, 2019 and 2018.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 8 - STOCK-BASED COMPENSATION (continued):

The following table presents summary information concerning the options granted to non-employees outstanding as of August 31, 2019:

Range of exercise prices	Number outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$		Years	$
6.00	37,152	7.66	6.00
7.36	10,000	1.23	7.36
	47,152	6.30	6.29

As of August 31, 2019, there were no unrecognized compensation costs related to non-vested non-employee options.

k.	Restricted stock units

The following table summarizes the activities for unvested RSUs granted to employees and directors for the years ended August 31, 2019, 2018 and 2017:

	Year ended August 31,
	2019	2018	2017
	Number of RSUs
Unvested at the beginning of period	165,796	198,276	201,669
Granted	-	-	178,120
Vested and issued	(290)	(32,480)	(159,353)
Forfeited	(870)	-	(22,160)
Outstanding at the end of the period	164,636	165,796	198,276
Vested and unissued	164,636	164,636	164,636

The Company recorded compensation income related to RSUs of $5 for the year ended August 31, 2019 and compensation expense of $86 and $1,064 during the years ended August 31, 2018 and 2017, respectively, related to RSU awards.

As of August 31, 2019, there were no unrecognized compensation costs related to RSUs.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 9 - FINANCIAL INCOME AND EXPENSES

a.	Financial income

	Year ended August 31,
	2019	2018	2017
Income from interest on deposits	$909	$741	$657
Exchange rate differences		-	7
Income from interest on corporate bonds	152	162	128
	$1,061	$903	$792

b.	Financial expenses

	Year ended August 31,
	2019	2018	2017
Exchange rate differences	$14	$30	$17
Bank commissions	4	6	6
Loss from securities	436	-	-
Other	31	67	78
	$485	$103	$101

NOTE 10 - TAXES ON INCOME:

a.	Corporate taxation in the U.S.

The applicable corporate tax rate for the Company is 21% following the U.S. Tax Cuts and Jobs Act (the "TCJA"), excluding state tax and local tax. On December 22, 2017, the TCJA was signed into law, which among other changes reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018.

As of August 31, 2019, the Company has an accumulated tax loss carryforward of approximately $14,336 (as of August 31, 2018, approximately $12,053). Under U.S. tax laws, subject to certain limitations, carryforward tax losses expire 20 years after the year in which incurred. In the case of the Company, subject to potential limitations in accordance with the relevant law, the net loss carryforward will expire in the years 2026 through 2038.

b.	Corporate taxation in Israel:

The Subsidiary is taxed in accordance with Israeli tax laws. The corporate tax rates applicable to 2019, 2018 and 2017 are 23%, 23% and 24%, respectively.

As of August 31, 2019, the Subsidiary has an accumulated tax loss carryforward of approximately $44,469 (as of August 31, 2018, approximately $34,695). Under the Israeli tax laws, carryforward tax losses have no expiration date.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 10 - TAXES ON INCOME (continued):

c.	Deferred income taxes:

	August 31,
	2019	2018	2017
In respect of:

Net operating loss carryforward	$13,239	$10,451	$9,253
Research and development expenses	2,999	2,431	2,046
Less - valuation allowance	(16,238)	(12,882)	(11,299)
Net deferred tax assets	$-	$-	$-

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

The reduction of the tax rate and TCJA had no impact on the net deferred taxes of the Company.

d.	Loss before taxes on income and income taxes included in the income statements of operations:

	Year ended August 31,
	2019	2018	2017
Loss before taxes on income:
U.S.	$2,283	$1,934	$1,115
Outside U.S.	11,772	10,793	8,965
	$14,055	$12,727	$10,080
Taxes on income (tax benefit):
Current:
U.S.	-	-	-
Outside U.S.	300	-	400
	$300	$-	$400

Taxes on income of $300 in the year ended August 31, 2019 resulted from withholding tax deducted from HTIT milestones payments, which were received during the year ended August 31, 2019, according to the License Agreement. As of August 31, 2019, the Company did not expect to reach taxable income in the 5 years following the balance sheet date, and therefore recognized this amount as taxes on income.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 10 - TAXES ON INCOME (continued):

e.	Reconciliation of the statutory tax benefit to effective tax expense

Following is a reconciliation of the theoretical tax expense, assuming all income is taxed at the regular tax rates applicable to companies in the United States, and the actual tax expense:

	Year ended August 31,
	2019	2018	2017
Loss before income taxes as reported in the consolidated statement of comprehensive loss	$(14,056)	$(12,727)	$(10,080)
Statutory tax benefit	(2,952)	(2,673)	(3,528)
Increase in income taxes resulting from:
Change in the balance of the valuation allowance for deferred tax	3,356	1,583	2,080
Disallowable deductions	86	112	327
Influence of different tax rate applicable to the Subsidiary and changes in tax rates from previous years	(490)	978	1,121
Withholding tax, see note 10d above	300	-	400
Taxes on income for the reported year	$300	$-	$400

f.	Uncertainty in Income Taxes

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

The following table summarizes the activity of the Company unrecognized tax benefits:

	Year ended August 31,
	2019	2018	2017
Balance at Beginning of Year	$11	$11	11
Decrease in uncertain tax positions for the current year	-	-	-
Balance at End of Year	$11	$11	$11

The Company does not expect unrecognized tax expenses to change significantly over the next 12 months.

The Company is subject to U.S. Federal income tax examinations for the tax years of 2014 through 2018.

The Subsidiary is subject to Israeli income tax examinations for the tax years of 2013 through 2018.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 10 - TAXES ON INCOME (continued):

g.	Valuation Allowance Rollforward

	Year ended August 31,
	Balance at beginning of period	Additions	Balance at end of period
Allowance in respect of carryforward tax losses:
Year ended August 31, 2019	12,882	3,356	16,238
Year ended August 31, 2018	$11,299	$1,583	$12,882
Year ended August 31, 2017	9,219	2,080	11,299

NOTE 11 - RELATED PARTIES - TRANSACTIONS:

a.	During each of the fiscal years of 2019, 2018 and 2017, the Company paid to directors $100 as directors' fees.

b.	On July 1, 2008, the Subsidiary entered into two consulting agreements with KNRY Ltd. (“KNRY”), an Israeli company owned by the CSO, whereby the CEO and the CSO, through KNRY, provide services to the Company (the “Consulting Agreements”). The Consulting Agreements are both terminable by either party upon 140 days, prior written notice. The Consulting Agreements, as amended, provide that KNRY will be reimbursed for reasonable expenses incurred in connection with performance of the Consulting Agreements and that the monthly consulting fee paid to the CEO and the CSO is NIS 127,570 ($36) and NIS 80,454 ($23), respectively.

In addition to the Consulting Agreements, based on a relocation cost analysis prepared by consulting company ORI - Organizational Resources International Ltd., the Company pays for certain direct costs, related taxes and expenses incurred in connection with the relocation of the CEO to New York. During fiscal 2019, such relocation expenses totaled $486.

c.	Balances with related parties:

	August 31,
	2019	2018
Accounts payable and accrued expenses - KNRY	$46	$46
Accounts payable and accrued expenses – CEO (relocation)	$23	$-

ORAMED PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Dollars in thousands (except share and per share data)

NOTE 12 - SUBSEQUENT EVENTS

a.	As mentioned in note 7d above on September 11, 2019, some of the options that were granted during 2019 were canceled and re-granted under the 2019 Plan in the same amounts and under the same terms as the original grants.

b.	On September 11, 2019, the Company granted options to its Chief Operating & Business Officer to purchase an aggregate of 100,000 shares of common stock of the Company at an exercise price of $3.69 per share. 6,250 of such options vested on November 1, 2019 and the remaining 93,750 of such options vest in 15 consecutive equal installments of 6,250 options on the first day of every three month period thereafter. Such officer was granted additional options to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.69 per share. Such options vest based on such officer’s performance as determined by the Company's Board of Directors pursuant to the criteria set forth in the stock option award agreement between such officer and the Company. These options expire on September 11, 2029.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)	Exhibits

3.1	Composite Copy of Certificate of Incorporation, as amended as of January 22, 2013, corrected February 8, 2013, further amended July 25, 2014 and corrected September 5, 2017 (incorporated by reference from our annual report on Form 10-K filed November 29, 2017).

3.2	Amended and Restated By-laws (incorporated by reference from our current report on Form 8-K filed February 1, 2013).

4.1	Specimen Common Stock Certificate (incorporated by reference from our registration statement on Form S-1 filed February 1, 2013).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference from our current report on Form 8-K filed July 5, 2018).

4.3*	Description of Securities.

10.1+	Consulting Agreement by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Nadav Kidron (incorporated by reference from our current report on Form 8-K filed July 2, 2008).

10.2+	Amendment, dated July 13, 2013, to Consulting Agreement by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008 for the services of Nadav Kidron (incorporated by reference from our annual report on Form 10-K filed November 14, 2014).

10.3+	Amendment, dated November 13, 2014, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Nadav Kidron and Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed November 14, 2014).

10.4+	Amendment, dated July 21, 2015, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Nadav Kidron (incorporated by reference from our annual report on Form 10-K filed November 25, 2015).

10.5+	Amendment, dated June 27, 2016, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Nadav Kidron (incorporated by reference from our annual report on Form 10-K filed November 25, 2016).

10.6+	Amendment, dated November 28, 2016, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Nadav Kidron (incorporated by reference from our quarterly report on Form 10-Q filed January 11, 2017).

10.7+	Consulting Agreement by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our current report on Form 8-K filed July 2, 2008).

10.8+	Amendment, dated July 13, 2013, to Consulting Agreement by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008 for the services of Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed November 14, 2014).

10.9+	Amendment, dated July 21, 2015, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed November 25, 2015).

10.10+	Amendment, dated June 27, 2016, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed November 25, 2016).

10.11+	Amendment, dated June 30, 2017, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed November 29, 2017).

10.12+	Oramed Pharmaceuticals Inc. Second Amended and Restated 2008 Stock Incentive Plan (incorporated by reference from our definitive proxy statement on Schedule 14A filed August 4, 2016).

10.13+	Form of Restricted Stock Unit Notice and Restricted Stock Unit Agreement (incorporated by reference from our annual report on Form 10-K filed November 14, 2014).

10.14+	Form of Restricted Stock Unit Notice and Restricted Stock Unit Agreement between the Company and the CSO or CEO (incorporated by reference from our annual report on Form 10-K filed November 29, 2017).

10.15+	Form of Notice of Stock Option Award and Stock Option Award Agreement (incorporated by reference from our current report on Form 8-K filed July 2, 2008).

10.16+	Oramed Pharmaceuticals Inc. 2019 Stock Incentive Plan (incorporated by reference from our definitive proxy statement on Schedule 14A filed August 6, 2019).

10.17+*	Form of Notice of Stock Option Award and Stock Option Award Agreement.

10.18+	Amended and Restated Employment Agreement, dated July 20, 2017, by and between Oramed Ltd. and Hilla Eisenberg (incorporated by reference from our current report on Form 8-K filed July 21, 2017).

10.19+	Amendment to Amended and Restated Employment Agreement, dated October 29, 2018, by and between Oramed Ltd. and Hilla Eisenberg (incorporated by reference from our annual report on Form 10-K filed November 28, 2018).

10.20+	Employment Agreement, dated November 6, 2018, by and between Oramed Ltd. and Mark Hasleton (incorporated by reference from our annual report on Form 10-K filed November 28, 2018).

10.21+	Employment Agreement, dated May 16, 2019, by and between Oramed Ltd. and Avraham Gabay (incorporated by reference from our quarterly report on Form 10-Q filed July 10, 2019).

10.22+	Clinical Trial Agreement, dated September 11, 2011, between Oramed Ltd., Hadasit Medical Research Services and Development Ltd., Miriam Kidron and Daniel Schurr (incorporated by reference from our annual report on Form 10-K/A filed December 21, 2012).

10.23+	Clinical Trial Agreement, dated July 8, 2009, between Oramed Ltd., Hadasit Medical Research Services and Development Ltd., Miriam Kidron and Itamar Raz (incorporated by reference from our current report on Form 8-K filed July 9, 2009).

10.24	Agreement, dated January 7, 2009, between Oramed Pharmaceuticals Inc. and Hadasit Medical Research Services and Development Ltd. (incorporated by reference from our current report on Form 8-K filed January 7, 2009).

10.25	Patent Transfer Agreement, dated February 22, 2011, between Oramed Ltd. and Entera Bio Ltd. (incorporated by reference from our registration statement on Form S-1 filed March 25, 2011).

10.26+*	Representative Form of Indemnification Agreements between Oramed Pharmaceuticals Inc. and each of our directors and officers.

10.27+*	Employment Agreement, dated August 18, 2019, between Oramed Ltd. and Joshua Hexter.

10.28+	Consulting Agreement, dated December 12, 2018, between Oramed Pharmaceuticals Inc. and Joshua Hexter (incorporated by reference from our quarterly report on Form 10-Q filed January 14, 2019).

10.29	Securities Purchase Agreement, dated November 30, 2015, between Oramed Pharmaceuticals, Inc. and Hefei Tianhui Incubator of Technologies Co., Ltd. (incorporated by reference from Schedule 13D/A filed by Nadav Kidron on December 29, 2015).

10.30	Amended and Restated Technology License Agreement, dated December 21, 2015, between Hefei Tianhui Incubator of Technologies Co., Ltd., Oramed Pharmaceuticals, Inc. and Oramed Ltd. (Confidential treatment has been granted for portions of this document. Incorporated by reference from our quarterly report on Form 10-Q filed January 13, 2016).

10.31	Amendment to the Amended and Restated Technology License Agreement, dated June 3, 2016, between Hefei Tianhui Incubator of Technologies Co., Ltd., Oramed Pharmaceuticals, Inc. and Oramed Ltd. (Confidential treatment has been granted for portions of this document. The confidential portions have been omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission) (incorporated by reference from our annual report on Form 10-K filed November 25, 2016).

10.32	Amendment to the Amended and Restated Technology License Agreement, dated July 24, 2016, between Hefei Tianhui Incubator of Technologies Co., Ltd., Oramed Pharmaceuticals, Inc. and Oramed Ltd. (Confidential treatment has been granted for portions of this document. The confidential portions have been omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission) (incorporated by reference from our annual report on Form 10-K filed November 25, 2016).

10.33	Service Agreement, dated as of June 3, 2016, between Oramed Ltd. and XERTECS GmbH (Confidential treatment has been granted for portions of this document. The confidential portions have been omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission) (incorporated by reference from our annual report on Form 10-K filed November 25, 2016).

10.34	General Technical Agreement between Oramed Ltd. and Premas Biotech Pvt. Ltd., dated July 24, 2016 (Confidential treatment has been granted for portions of this document. The confidential portions have been omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission) (incorporated by reference from our annual report on Form 10-K filed November 25, 2016).

10.35	Equity Distribution Agreement, dated September 5, 2019, between Oramed Pharmaceuticals Inc. and Canaccord Genuity LLC (incorporated by reference from our current report on Form 8-K filed September 5, 2019).

10.36	Clinical Research Organization Services Agreement, dated February 14, 2018 and effective as of November 1, 2017, between Oramed Ltd. and Integrium, LLC (Confidential treatment has been granted for portions of this document. The confidential portions have been omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission.) (incorporated by reference from our quarterly report on Form 10-Q filed April 9, 2018).

10.37	Amendment #1 to Clinical Research Organization Services Agreement Protocol # ORA-D-015 between Oramed, Inc. and Integrium, LLC (incorporated by reference from our quarterly report on Form 10-Q filed July 10, 2019).

10.38	Amendment #2 to Clinical Research Organization Services Agreement Protocol # ORA-D-015 between Oramed, Inc. and Integrium, LLC (incorporated by reference from our quarterly report on Form 10-Q filed July 10, 2019).

21.1*	Subsidiaries.

23.1*	Consent of Kesselman & Kesselman, Independent Registered Public Accounting Firm.

31.1*	Certification Statement of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification Statement of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification Statement of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification Statement of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.1*	The following financial statements from the Company’s annual report on Form 10-K for the year ended August 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensation plan.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

/s/ NADAV KIDRON
Nadav Kidron,
President and Chief Executive Officer

Date: November 27, 2019

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ NADAV KIDRON	November 27, 2019
Nadav Kidron,
President and Chief Executive Officer and Director
(principal executive officer)

/s/ AVRAHAM GABAY	November 27, 2019
Avraham Gabay,
Chief Financial Officer
(principal financial and accounting officer)

/s/ AVIAD FRIEDMAN	November 27, 2019
Aviad Friedman,
Director

/s/ MIRIAM KIDRON	November 27, 2019
Miriam Kidron,
Director

/s/ XIAOMING GAO	November 27, 2019
Xiaoming Gao,
Director

/s/ KEVIN RAKIN	November 27, 2019
Kevin Rakin,
Director

/s/ LEONARD SANK	November 27, 2019
Leonard Sank,
Director