Form 10-Q
period 2020-05-31
ORAMED PHARMACEUTICALS INC.
filed 2020-07-07
CIK 1176309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

Yes ☐    No ☒

As of July 7, 2020, there were 23,526,812 shares of the issuer’s common stock, $0.012 par value per share, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and the “Company” mean Oramed Pharmaceuticals Inc. and our wholly-owned subsidiaries, unless otherwise indicated.  All dollar amounts refer to U.S. Dollars unless otherwise indicated.

On May 31, 2020, the exchange rate between the New Israeli Shekel, or NIS, and the dollar, as quoted by the Bank of Israel, was NIS 3.502 to $1.00. Unless indicated otherwise by the context, statements in this Quarterly Report on Form 10-Q that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

i

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2020

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	May 31,	August 31,
	2020	2019
Assets
CURRENT ASSETS:
Cash and cash equivalents	9,313	3,329
Short-term deposits	23,185	25,252
Marketable securities	8,335	3,701
Prepaid expenses and other current assets	470	1,042
Total current assets	41,303	33,324

LONG-TERM ASSETS:
Long-term deposits	2	1
Marketable securities	4,722	1,295
Amounts funded in respect of employee rights upon retirement	17	19
Property and equipment, net	22	24
Operating lease right of use assets	89	-
Total long-term assets	4,852	1,339
Total assets	46,155	34,663

Liabilities and stockholders’ equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	1,350	2,541
Deferred revenues	2,703	2,703
Payable to related parties	50	64
Operating lease liabilities	32	-
Total current liabilities	4,135	5,308

LONG-TERM LIABILITIES:
Deferred revenues	7,629	9,658
Employee rights upon retirement	17	22
Provision for uncertain tax position	11	11
Operating lease liabilities	57	-
Other liabilities	194	271
Total long-term liabilities	7,908	9,962

COMMITMENTS AND CONTINGENCIES (note 2)

STOCKHOLDERS’ EQUITY:
Common stock, $0.012 par value (30,000,000 authorized shares; 23,277,039 and 17,383,359 shares issued and outstanding as of May 31, 2020 and August 31, 2019, respectively)	279	208
Additional paid-in capital	123,451	100,288
Accumulated deficit	(89,618)	(81,103)
Total stockholders’ equity	34,112	19,393
Total liabilities and stockholders’ equity	46,155	34,663

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	Nine months ended		Three months ended
	May 31,	May 31,	May 31,	May 31,
	2020	2019	2020	2019
REVENUES	2,029	2,022	681	682
COST OF REVENUES	-	90	-	-
RESEARCH AND DEVELOPMENT EXPENSES	7,267	11,322	1,925	3,861
GENERAL AND ADMINISTRATIVE EXPENSES	3,502	2,896	1,030	899
OPERATING LOSS	8,740	12,286	2,274	4,078
FINANCIAL INCOME	569	822	200	263
FINANCIAL EXPENSES	21	41	8	14
LOSS FROM CHANGES IN FAIR VALUE OF INVESTMENTS	323	270	202	243
LOSS BEFORE TAXES ON INCOME	8,515	11,775	2,284	4,072
TAXES ON INCOME	-	300	-	-
NET LOSS FOR THE PERIOD	8,515	12,075	2,284	4,072
LOSS PER SHARE OF COMMON STOCK:
BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	0.44	0.69	0.10	0.23
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	19,496,205	17,453,185	23,215,205	17,456,683

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands

(UNAUDITED)

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	$	capital	deficit	equity
	In thousands
BALANCE AS OF AUGUST 31, 2019	17,383	$208	$100,288	$(81,103)	$19,393
CHANGES DURING THE NINE MONTH PERIOD ENDED MAY 31, 2020:
ISSUANCE OF COMMON STOCK AND WARRANTS, NET	5,871	70	22,225	-	22,295
SHARES ISSUED FOR SERVICES	10	*	38	-	38
EXERCISE OF WARRANTS AND OPTIONS	12	1	12	-	13
STOCK-BASED COMPENSATION	-	-	888	-	888
NET LOSS	-	-	-	(8,515)	(8,515)
BALANCE AS OF MAY 31, 2020	23,276	$279	$123,451	$(89,618)	$34,112

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	$	capital	income	deficit	equity
	In thousands
BALANCE AS OF AUGUST 31, 2018	17,369	$207	$99,426	$702	$(69,223)	$31,112
INITIAL ADOPTION OF ASC 606	-	-	-	-	1,773	1,773
INITIAL ADOPTION OF ASU 2016-01	-	-	-	(702)	702	-
CHANGES DURING THE NINE MONTH PERIOD ENDED MAY 31, 2019:
SHARES ISSUED FOR SERVICES	13	*	54	-	-	54
STOCK-BASED COMPENSATION	-	-	693	-	-	693
NET LOSS	-	-	-	-	(12,075)	(12,075)
BALANCE AS OF MAY 31, 2019	17,382	$207	$100,173	-	$(78,823)	$21,557

*	Represents an amount of less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands

(UNAUDITED)

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	$	capital	deficit	equity
	In thousands
BALANCE AS OF FEBRUARY 29, 2020	17,844	$214	$103,210	$(87,334)	$16,090
CHANGES DURING THE THREE MONTH PERIOD ENDED MAY 31, 2020:
ISSUANCE OF COMMON STOCK AND WARRANTS, NET	5,430	65	19,914	-	19,979
SHARES ISSUED FOR SERVICES	2	*	8	-	8
EXERCISE OF WARRANTS AND OPTIONS	-	-	-	-	-
STOCK-BASED COMPENSATION	-	-	319	-	319
NET LOSS	-	-	-	(2,284)	(2,284)
BALANCE AS OF MAY 31, 2020	23,276	$279	$123,451	$(89,618)	$34,112

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	$	capital	deficit	equity
	In thousands
BALANCE AS OF FEBRUARY 28, 2019	17,380	$207	$99,892	$(74,751)	$25,348
CHANGES DURING THE THREE MONTH PERIOD ENDED MAY 31, 2019:
SHARES ISSUED FOR SERVICES	2	*	10	-	10
STOCK-BASED COMPENSATION	-	-	271	-	271
NET LOSS	-	-	-	(4,072)	(4,072)
BALANCE AS OF MAY 31, 2019	17,382	$207	$100,173	$(78,823)	$21,557

*	Represents an amount of less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(UNAUDITED)

	Nine months ended
	May 31, 2020	May 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,515)	$(12,075)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	5	4
Exchange differences and interest on deposits and held to maturity bonds	23	(161)
Changes in fair value of investments	323	270
Stock-based compensation	888	693
Shares issued for services	38	54
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	572	180
Accounts payable, accrued expenses and related parties	(1,205)	409
Deferred revenues	(2,029)	978
Liability for employee rights upon retirement	(5)	1
Other liabilities	(77)	(25)
Total net cash used in operating activities	(9,982)	(9,672)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term deposits	(6,000)	(2,900)
Purchase of mutual funds	(3,211)	-
Purchase of long-term deposits	-	(4,237)
Purchase of held to maturity securities	(7,408)	(747)
Proceeds from sale of short-term deposits	7,986	14,321
Proceeds from maturity of held to maturity securities	2,300	2,200
Funds in respect of employee rights upon retirement	(1)	(1)
Purchase of property and equipment	(3)	(14)
Total net cash provided by investing activities	(6,337)	8,622
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	22,295	-
Proceeds from exercise of options	13	-
Total net cash provided by financing activities	22,308	-
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5)	-
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,984	(1,050)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,329	4,996
CASH AND CASH EQUIVALENTS AT END OF PERIOD	9,313	3,946

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS -
Interest received	710	626

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

On July 30, 2019, the Subsidiary incorporated a wholly-owned subsidiary in Hong Kong, Oramed HK Limited. As of May 31, 2020, Oramed HK Limited has no operations.

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

As of May 31, 2020, the Company has received milestone payments in an aggregate amount of $20,500 as follows: the initial payment of $3,000 was received in January 2016. Following the achievement of certain milestones, the second and third payments of $6,500 and $4,000, respectively, were received in July 2016, the fourth milestone payment of $4,000 was received in October 2016 and the fifth milestone payment of $3,000 was received in January 2019.

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

The Company is engaged in research and development in the biotechnology field for innovative pharmaceutical solutions, including an orally ingestible insulin capsule to be used for the treatment of individuals with diabetes, and the use of orally ingestible capsules for delivery of other polypeptides, and has not generated significant revenues from its operations. Based on the Company’s current cash resources and commitments, the Company believes it will be able to maintain its current planned development activities and the corresponding level of expenditures for at least the next 12 months, although no assurance can be given that the Company will not need additional funds prior to such time. If there are unexpected increases in its operating expenses, the Company may need to seek additional financing during the next 12 months. Successful completion of the Company’s development programs and its transition to normal operations is dependent upon obtaining necessary regulatory approvals from the U.S. Food and Drug Administration prior to selling its products within the United States, obtaining foreign regulatory approvals to sell its products internationally, or entering into licensing agreements with third parties. There can be no assurance that the Company will receive regulatory approval of any of its product candidates, and a substantial amount of time may pass before the Company achieves a level of revenues adequate to support its operations, if at all. The Company also expects to incur substantial expenditures in connection with the regulatory approval process for each of its product candidates during their respective developmental periods. Obtaining marketing approval will be directly dependent on the Company’s ability to implement the necessary regulatory steps required to obtain marketing approval in the United States and in other countries. The Company cannot predict the outcome of these activities. In addition to the foregoing, based on the Company’s current assessment, the Company does not expect any material impact on its development timeline and its liquidity due to the worldwide spread of the COVID-19 virus. However, the Company is continuing to assess the effect on its operation by monitoring the spread of COVID-19 and the actions implemented by the governments to combat the virus throughout the world.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

b.	Loss per common share

Basic and diluted net loss per common share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding for each period. Outstanding stock options, warrants and restricted stock units (“RSUs”) have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for all periods presented. The weighted average number of common stock options, warrants and RSUs excluded from the calculation of diluted net loss was 4,940,900 and 4,386,209 for the nine month periods ended May 31, 2020 and May 31, 2019, respectively, and 5,194,275 and 4,568,811 for the three month periods ended May 31, 2020 and May 31, 2019, respectively.

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

Amounts that were allocated to the License Agreement as of May 31, 2020 aggregated $22,382, all of which were received through the balance sheet date. Through May 31, 2020, the Company has recognized revenue associated with this agreement in the aggregate amount of $12,051 (of which $681 was recognized in the quarter ended May 31, 2020), and deferred the remaining amount of $10,331 which is presented as deferred revenues on the condensed consolidated balance sheet.

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

As part of this agreement, the Subsidiary entered into a patent transfer agreement (the “Patent Transfer Agreement”) according to which the Subsidiary assigned to Entera all of its right, title and interest in and to a certain patent application related to the oral administration of proteins that it has licensed to Entera since August 2010. Under this agreement, the Subsidiary is entitled to receive from Entera royalties of 3% of Entera’s net revenues (as defined in the agreement) and a license back of that patent application for use in respect of diabetes and influenza. As of May 31, 2020, Entera had not yet realized any revenues and had not paid any royalties to the Subsidiary. On December 11, 2018, Entera announced that it had entered into a research collaboration and license agreement (the “Amgen License”) with Amgen related to research of inflammatory disease and other serious illnesses. As reported by Entera, under the terms of the Amgen License, Entera will receive a modest initial technology access fee from Amgen and will be responsible for preclinical development at Amgen’s expense. Entera will be eligible to receive up to $270,000 in aggregate payments, as well as tiered royalties up to mid-single digits, upon achievement of various clinical and commercial milestones if Amgen decides to move all of these programs forward. Amgen is responsible for clinical development, manufacturing and commercialization of any of the resulting programs. To the extent the Amgen License results in net revenues as defined in the Patent Transfer Agreement, the Subsidiary will be entitled to the aforementioned royalties.

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

The annual lease payment was New Israeli Shekel (“NIS”) 119,000 ($34) from October 2016 through September 2018 and NIS 132,000 ($38) from October 2018 through September 2021, and is linked to the increase in the Israeli consumer price index (“CPI”) (as of May 31, 2020, the aggregate future lease payments will be $50 until the expiration of the lease agreement, based on the exchange rate as of May 31, 2020).

As security for its obligation under this lease agreement, the Company provided a bank guarantee in an amount equal to three monthly lease payments.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 2 - COMMITMENTS AND CONTINGENCIES (continued):

c.	On December 18, 2017, the Subsidiary entered into an agreement with a vendor for the process development and production of one of its oral capsule ingredients in the amount of $2,905 that will be paid over the term of the engagement and based on the achievement of certain development milestones, of which $1,542 was recognized in research and development expenses through May 31, 2020.

d.	On February 14, 2018, the Subsidiary entered into a Clinical Research Organization Services Agreement with a third party, effective as of November 1, 2017, to retain it as a clinical research organization (“CRO”) for the Subsidiary’s three month dose-ranging clinical trial for its oral insulin capsule for type 2 diabetes patients and, on May 20, 2019, the Subsidiary entered into amendments to such agreement. As consideration for its services, the Subsidiary will pay the CRO a total amount of $10,206 during the term of the engagement and based on achievement of certain milestones, of which $9,221 was recognized in research and development expenses through May 31, 2020.

e.	On July 29, 2019, the Subsidiary entered into a CRO Services Agreement with a third party to retain it as a CRO for the Subsidiary’s dose-ranging clinical trial for its oral insulin. As consideration for its services, the Subsidiary will pay the CRO a total amount of $658 during the term of the engagement and based on achievement of certain milestones, of which $615 was recognized in research and development expenses through May 31, 2020.

f.	Grants from the Israel Innovation Authority (“IIA”)

Under the terms of the Company’s funding from the IIA, royalties of 3% are payable on sales of products developed from a project so funded, up to a maximum amount equaling 100%-150% of the grants received (dollar linked) with the addition of interest at an annual rate based on LIBOR.

At the time the grants were received, successful development of the related projects was not assured. The total amount that was received through May 31, 2020 was $2,207.

The royalty expenses which are related to the funded project were recognized in cost of revenues in the quarter ended May 31, 2020 and in prior periods.

g.	Grants from the European Commission (“EC”)

During the nine months ended May 31, 2020 the Company received an aggregate payment of €17,500 from the EC under The European Innovation Council Accelerator (previously known as SME Instrument) of the European Innovation Programme Horizon 2020.

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

As of May 31, 2020, the assets measured at fair value are comprised of equity securities (Level 1). The fair value of held to maturity bonds as presented in note 4 was based on a Level 2 measurement.

As of May 31, 2020, the carrying amounts of cash equivalents, short-term deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.

As of May 31, 2020, the carrying amounts of long-term deposits approximate their fair values due to the stated interest rates which approximate market rates.

The amounts funded in respect of employee rights are stated at cash surrender value which approximates its fair value.

There were no Level 3 items for the three and nine month periods ended May 31, 2020 and May 31, 2019.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - MARKETABLE SECURITIES:

The Company’s marketable securities include investments in equity securities of D.N.A and Entera, and in held to maturity bonds.

a.	Composition:

	May 31, 2020	August 31, 2019
Short-term:
D.N.A (see b below)	$313	$557
Entera (see c below)	225	304
Held to maturity bonds (see d below)	4,501	2,840
Mutual funds	3,296	-
	$8,335	$3,701
Long-term:
Held to maturity bonds (see d below)	$4,722	$1,295

b.	D.N.A

The D.N.A ordinary shares are traded on the Tel Aviv Stock Exchange. The fair value of those securities is measured at the quoted prices of the securities on the measurement date.

As of May 31, 2020, the Company owns approximately 5.6% of D.N.A’s outstanding ordinary shares.

The cost of the securities as of May 31, 2020 and August 31, 2019 is $595.

c.	Entera

Entera ordinary shares have been traded on The Nasdaq Capital Market since June 28, 2018. The Company measures the investment at fair value from such date, since it has a readily determinable fair value (prior to such date the investment was accounted for as a cost method investment (amounting to $1)).

ORAMED PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - MARKETABLE SECURITIES (continued):

d.	Held to maturity securities

The amortized cost and estimated fair value of held-to-maturity securities as of May 31, 2020, are as follows:

	May 31, 2020
	Amortized cost	Gross unrealized gains	Estimated fair value	Average yield to maturity rate
Short-term:
Commercial bonds	$4,423	$42	$4,465	2.67%
Accrued interest	78	-	78

Long-term	4,722	97	4,819	1.93%
	$9,223	$139	$9,362

The amortized cost and estimated fair value of held-to-maturity securities as of August 31, 2019, are as follows:

	August 31, 2019
	Amortized cost	Gross unrealized gains	Estimated fair value	Average yield to maturity rate
Short-term:
Commercial bonds	$2,808	$6	$2,814	2.47%
Accrued interest	32	-	32

Long-term	1,295	4	1,299	2.90%
	$4,135	$10	$4,145

Held to maturity securities which will mature during the 12 months from the balance sheet date are included in short-term marketable securities. Held to maturity securities with maturity dates of more than one year are considered long-term marketable securities.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 5 - STOCKHOLDERS’ EQUITY:

On September 5, 2019, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”), pursuant to which the Company may, from time to time and at the Company’s option, issue and sell shares of Company common stock having an aggregate offering price of up to $15,000, through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to the Company’s effective shelf registration statement on Form S-3 including a prospectus and prospectus supplement, each dated February 10, 2020 (which superseded a prior registration statement, prospectus and prospectus supplement that related to shares sold under the Sales Agreement). The Company will pay the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the Sales Agreement. As of May 31, 2020, 440,866 shares were issued under the Sales Agreement for aggregate net proceeds of $2,329. As of July 7, 2020, 690,639 shares were issued under the Sales Agreement for aggregate net proceeds of $3,313.

On February 27, 2020, the Company entered into an underwriting agreement (“Agreement”) with National Securities Corporation (“Underwriter”), in connection with a public offering (“Offering”) of 5,250,000 shares of the Company’s common stock, at an offering price of $4.00 per share. Under the terms of the Agreement, the Company granted the Underwriter a 45-day option to purchase from the Company up to an additional 787,500 shares of common stock at the public offering price (“Over-Allotment Option”). In connection with the Offering, the Company also agreed to issue to the Underwriter, or its designees, warrants (“Underwriter’s Warrants”), to purchase up to an aggregate of 7% of the shares of common stock sold in the Offering (including any additional shares sold during the 45-day option period), at an exercise price of $4.80 per share. The Underwriter’s Warrants issued in the Offering will be exercisable at any time and from time to time, in whole or in part, commencing six months from issuance for a period of three years from the date of issuance. The closing of the sale of the Offering occurred on March 2, 2020. On April 9, 2020, the Company issued 180,561 shares of Common Stock and 12,640 Underwriter’s Warrants pursuant to a partial exercise by the Underwriter of the Over-Allotment Option (“Partial Over-Allotment Option Exercise”). The net proceeds to the Company from the Offering, including from the Partial Over-Allotment Option Exercise, after deducting the underwriting discount and the Company’s estimated Offering expenses were $19,979.

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

In addition to the Consulting Agreements, based on a relocation cost analysis prepared by consulting company ORI - Organizational Resources International Ltd., the Company pays for certain direct costs, related taxes and expenses incurred in connection with the relocation of the CEO to New York. During the nine months ended May 31, 2020, such relocation expenses totaled $407, compared to $389 for the nine months ended May 31, 2019.

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

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Words such as “expects,” “anticipates,” “intends,” “plans,” “planned expenditures,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Quarterly Report on Form 10-Q.  Additionally, statements concerning future matters are forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements include, among other statements, statements regarding the following:

●	the expected development and potential benefits from our products in treating diabetes;

●	the prospects of entering into additional license agreements, or other partnerships or forms of cooperation with other companies or medical institutions;

●	future milestones, conditions and royalties under the license agreement with Hefei Tianhui Incubator of Technologies Co., Ltd., or HTIT;

●	our research and development plans, including pre-clinical and clinical trials plans and the timing of enrollment, obtaining results and conclusion of trials, including without limitation, our expectation that we will initiate two six-month Phase III clinical trials, and our expectation to file a New Drug Application thereafter;

●	our belief that our technology has the potential to deliver medications and vaccines orally that today can only be delivered via injection;

●	the competitive ability of our technology based product efficacy, safety, patient convenience, reliability, value and patent position;

●	the potential market demand for our products;

●	our expectation that in the upcoming year our research and development expenses, net, will continue to be our major expenditure;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses;

●	information with respect to any other plans and strategies for our business; and

●	our expectations regarding the impact of COVID-19.

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

Overview of Operations

We are a pharmaceutical company currently engaged in the research and development of innovative pharmaceutical solutions, including an oral insulin capsule to be used for the treatment of individuals with diabetes and the use of orally ingestible capsules for delivery of other polypeptides. We utilize clinical research organizations, or CROs, to conduct our clinical studies.

Recent business developments

Our technology is a platform that has the potential to deliver medications and vaccines orally that today can only be delivered via injection.

Product Candidates

Oral insulin: Our proprietary flagship product, an orally ingestible insulin capsule, or ORMD-0801, allows insulin to travel from the gastrointestinal tract via the portal vein to the bloodstream, revolutionizing the manner in which insulin is delivered. It enables the passage in a more physiological manner than current delivery methods of insulin.

FDA Guidance: In August 2017, the U.S. Food and Drug Administration, or FDA, instructed us that the regulatory pathway for the submission of ORMD-0801 would be a Biologics License Application, or BLA. If approved the BLA pathway would grant us 12 years of marketing exclusivity for ORMD-0801, from the approval date, and an additional six months of exclusivity may be granted to us if the product also receives approval for use in pediatric patients.

Phase IIb Study: In May 2018, we initiated a three month dose-ranging Phase IIb clinical trial of ORMD-0801 (Cohort A). This placebo controlled, randomized, 90-day treatment clinical trial was conducted on 269 type 2 diabetic patients in multiple centers throughout the United States pursuant to an Investigational New Drug application, or IND, with the FDA. The primary endpoints of the trial were to assess the safety and evaluate the effect of ORMD-0801 on HbA1c levels over a 90-day treatment period. Secondary endpoints of the trial included measurements of fasting plasma glucose, or FPG, post-prandial glucose, or PPG levels, during a mixed-meal tolerance test, or MMTT, and weight. In May 2019, we initiated an extension of this protocol for approximately 75 type 2 diabetic patients, who were dosed using a lower dosage of insulin (Cohort B).

Cohort A: In November 2019, we announced positive results from the initial cohort of the Phase IIb trial. Patients randomized in the trial to once-daily ORMD-0801 achieved a statistically significant (p-value 0.036) reduction from baseline in HbA1c of 0.60% (0.54% with placebo adjustment). This 0.54% reduction in HbA1c is clinically meaningful. Treatment with ORMD-0801 demonstrated an excellent safety profile, with no serious drug-related adverse events and with no increased frequency of hypoglycemic episodes when compared to placebo. In addition, during this 90-day trial, no weight gain was observed. In the initial cohort, 269 U.S.-based patients were enrolled and treated with a dose-increasing approach: 16 mg initial dose, titrated to 24 mg per dose, and then titrated to 32 mg per dose. Patients were randomized into three groups to assess dosing frequency: once-daily (32 mg per day), twice-daily (64 mg per day), thrice daily (96 mg per day). There was a corresponding placebo for each treatment arm. Two hundred nine (209) patients completed treatment to the 12-week endpoint and were included in the data analysis (24 subjects did not complete the full 12 weeks of treatment). The twice-daily arms achieved statistically significant (p-value 0.042) reductions from baseline in A1C of 0.59% (0.53% with placebo adjustment). The thrice-daily arm did not meet statistical significance (p-value 0.093). In addition, due to evidence of treatment-by-center interaction, two sites (36 patients (13.4% of enrolled subjects)) were excluded from the statistical analysis as they showed results opposite from the rest of the statistically significant results. Our internal investigation as well as an independent investigation did not find a cause for such discrepancy.

Cohort B: In February 2020, we announced positive topline data from the second and final cohort of the Phase IIb trial with a different regimen across three daily dose ranges (8 mg, 16 mg, 32 mg). Patients randomized in the trial treated with 8 mg of ORMD-0801 once-daily achieved an observed mean reduction of 1.29% from baseline and a least square mean reduction of 0.95% from baseline, or 0.81% adjusted for placebo (p value = 0.028). Patients who had HbA1c readings above 9% at baseline and received 8 mg of oral insulin once-daily experienced a 1.26% reduction in HbA1c by week 12. Treatment with ORMD-0801 at all doses demonstrated an excellent safety profile, with no serious drug-related adverse events and with no increased frequency of hypoglycemic episodes or weight gain compared to placebo. The primary efficacy endpoint was a reduction in HbA1c at week 12.

Pending FDA allowance, we anticipate initiating Phase III clinical trials during the fourth quarter of calendar year 2020. We also expect to have a meeting with the European Medicines Agency, or the EMA, regarding our Phase III study design, as we intend to utilize clinical sites and file for marketing approval in Europe.

NASH Study: In June 2020, we presented preliminary data from our open-label study of the first 8 patients of a planned 40-patient multi-center (U.S., Europe and Israel) pilot study, aimed to assess the safety, tolerability, and early effects of 16 mg ORMD-0801 (2x8 mg capsules) on liver fat in type 2 diabetes patients with nonalcoholic steatohepatitis, or NASH. The 12-week, once-daily treatment had no serious adverse events, and induced an observed mean 6.9±6.8% reduction in liver fat content (sign test p value: 0.035), and the relative reduction was 30%, as measured by MRI-derived proton density fat fraction. In parallel, concentrations of gamma-glutamyltransferase (GGT), a key marker of chronic hepatitis, were significantly lower after 12 weeks of treatment as compared to baseline (-14.6±13.1 U/L; sign test p value: 0.008), as were fasting insulin levels (-96.5±206.0 pmol/L; sign test p value: 0.035).

Toxicology Study (6 Months): In March 2019, we completed a six-month toxicology study of ORMD-0801, which was initiated in September 2018 following the FDA’s request. We have received a final report of this study which was submitted to the FDA.

Type 1 Study: In November 2019 we initiated a crossover study of type 1 diabetic patients to compare the effects of ORMD-0801 given once daily versus the effects of ORMD-0801 given three times daily. We have received a draft report and we expect to receive the final report of this study in the second half of calendar year 2020.

Oral Glucagon-Like Peptide-1: Glucagon-like peptide-1, or GLP-1, is an incretin hormone, which stimulates the secretion of insulin from the pancreas. In addition to our flagship product, the ORMD-0801 insulin capsule, we are using our technology for an orally ingestible GLP-1 capsule, or ORMD-0901.

In February 2019, we completed a Phase I PK trial to evaluate the safety and the pharmacokinetics of ORMD-0901 compared to placebo. We have received a draft report and we expect to receive the final report of this study in the third quarter of calendar year 2020. This study is expected to be followed by further bioavailability studies (results expected in second half of calendar year 2020) on type 2 diabetic patients which will be conducted in the United States under an IND.

Other products

We are developing a new drug candidate, a weight loss treatment in the form of an oral leptin capsule. We anticipate initiating a proof of concept single dose study for this candidate to evaluate its pharmacokinetic and pharmacodynamics (glucagon reduction) in 10 type 1 adult diabetic patients. Due to government restrictions enacted as a result of COVID-19, the initiation of the study was delayed and began only in June 2020.

The table below gives an overview of our primary product pipeline:

Out-Licensed Technology

On November 30, 2015, we, our Israeli subsidiary and HTIT entered into a Technology License Agreement, and on December 21, 2015 these parties entered into an Amended and Restated Technology License Agreement that was further amended by the parties on June 3, 2016 and July 24, 2016, or the License Agreement. According to the License Agreement, we granted HTIT an exclusive commercialization license in the territory of the People’s Republic of China, Macau and Hong Kong, or the Territory, related to our oral insulin capsule, ORMD-0801, or the Product. Pursuant to the License Agreement, HTIT will conduct, at its own expense, certain pre-commercialization and regulatory activities with respect to our subsidiary’s technology and ORMD-0801 capsule, and will pay (i) royalties of 10% on net sales of the related commercialized products to be sold by HTIT in the Territory, or Royalties, and (ii) an aggregate of $37.5 million, of which $3 million was payable immediately, $8 million will be paid subject to our entry into certain agreements with certain third parties, and $26.5 million will be paid upon achievement of certain milestones and conditions. In the event that we will not meet certain conditions, the Royalties rate may be reduced to a minimum of 8%. Following the final expiration of our patents covering the technology in the Territory in 2033, the Royalties rate may be reduced, under certain circumstances, to 5%. The royalty payment obligation shall apply during the period of time beginning upon the first commercial sale of the Product in the Territory, and ending upon the later of (i) the expiration of the last-to-expire licensed patents in the Territory; and (ii) 15 years after the first commercial sale of the Product in the Territory, or the Royalty Term. The License Agreement shall remain in effect until the expiration of the Royalty Term. The License Agreement contains customary termination provisions. Through May 31, 2020, we received aggregate milestone payments of $20.5 million out of the aggregate amount of $37.5 million.

On November 30, 2015, we also entered into a separate Securities Purchase Agreement with HTIT, or the SPA, pursuant to which, in December 2015, we issued to HTIT 1,155,367 shares of our common stock for total consideration of $12 million. In connection with the License Agreement and the SPA, we received a non-refundable payment of $500,000 as a no-shop fee.

Results of Operations

Comparison of nine and three month periods ended May 31, 2020 and May 31, 2019

The following table summarizes certain statements of operations data of the Company for the nine and three month periods ended May 31, 2020 and May 31, 2019 (in thousands of dollars except share and per share data):

	Nine months ended		Three months ended
	May 31,	May 31,	May 31,	May 31,
	2020	2019	2020	2019

Revenues	$2,029	$2,022	$681	$682
Cost of revenues	-	90	-	-
Research and development expenses	7,267	11,322	1,925	3,861
General and administrative expenses	3,502	2,896	1,030	899
Financial income (expense), net	225	511	(10)	6
Taxes on income	-	300	-	-
Net loss for the period	$8,515	$12,075	$2,284	$4, 072
Loss per common share - basic and diluted	$0.44	$0.69	$0.10	$0.23
Weighted average common shares outstanding	19,496,205	17,453,185	23,215,205	17,456,683

Revenues

Revenues consist of proceeds related to the License Agreement that are recognized on a cumulative basis when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, through the expected product submission date of June 2023 using the input method.

Revenues were $2,029,000 and $2,022,000 for the nine month periods ended May 31, 2020 and May 31, 2019, respectively.

Revenues for the three month period ended May 31, 2020 were $681,000 and the revenues for the three month period ended May 31, 2019 were $682,000.

Cost of revenues

Cost of revenues consists of royalties related to the License Agreement that will be paid over the term of the License Agreement in accordance with revenue recognition accounting and the Law for the Encouragement of Industrial Research, Development and Technological Innovation, 1984, as amended, including any regulations or tracks promulgated thereunder.

Cost of revenues for the nine month period ended May 31, 2020 decreased to none compared to $90,000 for the nine month period ended May 31, 2019. The decrease is attributable to a milestone payment which was received during the nine month period ended May 31, 2019.

There was no cost of revenues for the three month periods ended May 31, 2020 or May 31, 2019.

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

Research and development expenses for the nine month period ended May 31, 2020 decreased by 36% to $7,267,000, from $11,322,000 for the nine month period ended May 31, 2019. The decrease is primarily due to a decrease in expenses related to our Phase IIb three-month treatment clinical trial as well as a decrease in expenses related to our toxicology studies and partially offset by an increase in expenses related to the purchase of raw materials for our current and future clinical trials. Stock-based compensation costs for the nine month period ended May 31, 2020 totaled $356,000, as compared to $161,000 during the nine month period ended May 31, 2019. The increase is mainly attributable to awards granted to employees and a consultant during the nine month period ended May 31, 2020 and during the Company’s 2019 fiscal year.

Research and development expenses for the three month period ended May 31, 2020 decreased by 50% to $1,925,000, from $3,861,000 for the three month period ended May 31, 2019. The decrease is primarily due to a decrease in expenses related to the completion of our Phase IIb three-month treatment clinical trial (including regulatory expenses) as well as an increase in expenses related to raw materials for our current and future clinical trials. Stock-based compensation costs for the three month period ended May 31, 2020 totaled $138,000, as compared to $68,000 during the three month period ended May 31, 2019. The increase is mainly attributable to awards granted to employees and a consultant during the three month period ended May 31, 2020 and during the Company’s 2019 fiscal year.

Government grants

In the nine month periods ended May 31, 2020 and May 31, 2019, we did not recognize any research and development grants. As of May 31, 2020, following repayment of a portion of such grants, outstanding liabilities to pay royalties to the Israel Innovation Authority of the Israeli Ministry of Economy & Industry are equal to $317,000.

General and administrative expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, travel expenses, business development costs, insurance expenses and other general costs.

General and administrative expenses for the nine month period ended May 31, 2020 increased by 21% to $3,502,000 from $2,896,000 for the nine month period ended May 31, 2019. The increase in costs related to general and administrative activities is primarily attributable to an increase in legal expenses and costs related to the directors and officers insurance policy. Stock-based compensation costs for the nine month periods ended May 31, 2020 and May 31, 2019 totaled $532,000.

General and administrative expenses for the three month period ended May 31, 2020 increased by 15% to $1,030,000 from $899,000 for the three month period ended May 31, 2019. The increase in costs related to general and administrative activities is primarily attributable to an increase in legal expenses and costs related to the directors and officers insurance policy. Stock-based compensation costs for the three month period ended May 31, 2020 totaled $182,000, as compared to $203,000 during the three month period ended May 31, 2019.

Financial income, net

Net financial income decreased by 56% from net financial income of $511 for the nine month period ended May 31, 2019 to net financial income of $225 for the nine month period ended May 31, 2020. The decrease is primarily attributable to a decrease in fair value of the ordinary shares of D.N.A Biomedical Solutions Ltd. and Entera Bio Ltd.

Net financial income decreased from net financial income of $6,000 for the three month period ended May 31, 2019 to net financial expense of $10,000 for the three month period ended May 31, 2020. The decrease is primarily attributable to the decrease in fair value of the ordinary shares of D.N.A Biomedical Solutions Ltd. and Entera Bio Ltd.

Taxes on income

No taxes on income were recognized for the nine month period ended May 31, 2020 as compared to $300,000 for the nine month period ended May 31, 2019. The decrease is due to withholding taxes in connection with the receipt of a milestone payment pursuant to the License Agreement during 2019.

No taxes on income were recognized for the three month period ended May 31, 2020 and May 31, 2019.

Liquidity and capital resources

From inception through May 31, 2020, we have incurred losses in an aggregate amount of $89,618,000. During that period and through July 7, 2020, we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of $101,015,000, net of transaction costs. During that period, we also received cash consideration of $5,891,000 from the exercise of warrants and options. We expect to seek to obtain additional financing through similar sources in the future, as needed. As of May 31, 2020 we had $9,313,000 of available cash, $23,185,000 of short-term bank deposits and $13,057,000 of short term and long term marketable securities.

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

On September 5, 2019, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”), pursuant to which the Company may, from time to time and at the Company’s option, issue and sell shares of Company common stock having an aggregate offering price of up to $15,000, through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to the Company’s effective shelf registration statement on Form S-3 including a prospectus and prospectus supplement, each dated February 10, 2020 (which superseded a prior registration statement, prospectus and prospectus supplement that related to shares sold under the Sales Agreement). The Company will pay the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the Sales Agreement. As of May 31, 2020, 440,866 shares were issued under the Sales Agreement for aggregate net proceeds of $2,329. As of July 7, 2020, 690,639 shares were issued under the Sales Agreement for aggregate net proceeds of $3,313.

On February 27, 2020, the Company entered into an underwriting agreement (“Underwriting Agreement”) with National Securities Corporation (“Underwriter”), in connection with a public offering (“Offering”) of 5,250,000 shares of the Company’s common stock, at an offering price of $4.00 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriter a 45-day option to purchase from the Company up to an additional 787,500 shares of common stock at the public offering price (“Over-Allotment Option”). In connection with the Offering, the Company also agreed to issue to the Underwriter, or its designees, warrants (“Underwriter’s Warrants”), to purchase up to an aggregate of 7% of the shares of common stock sold in the Offering (including any additional shares sold during the 45-day option period), at an exercise price of $4.80 per share. The Underwriter’s Warrants issued in the Offering will be exercisable at any time and from time to time, in whole or in part, commencing six months from issuance for a period of three years from the date of issuance. The closing of the sale of the Offering occurred on March 2, 2020. On April 9, 2020, the Company issued 180,561 shares of Common Stock and 12,640 Underwriter’s Warrants pursuant to a partial exercise by the Underwriter of the Over-Allotment Option (“Partial Over-Allotment Option Exercise. The net proceeds to the Company from the Offering, including from the Partial Over-Allotment Option Exercise”), after deducting the underwriting discount and the Company’s estimated Offering expenses were $19,979.

As of May 31, 2020, our total current assets were $41,303,000 and our total current liabilities were $4,135,000. On May 31, 2020, we had a working capital surplus of $37,168,000 and an accumulated loss of $89,618,000. As of August 31, 2019, our total current assets were $33,324,000 and our total current liabilities were $5,308,000. On August 31, 2019, we had a working capital surplus of $28,016,000 and an accumulated loss of $81,103,000. The decrease in working capital from August 31, 2019 to May 31, 2020 was primarily due to the cash used in operating activities.

During the nine month period ended May 31, 2020, cash and cash equivalents increased to $9,012,000 from the $3,329,000 reported as of August 31, 2019, which is due to the reasons described below.

Operating activities used cash of $9,982,000 in the nine month period ended May 31, 2020, as compared to $9,672,000 used in the nine month period ended May 31, 2019. Cash used in operating activities primarily consisted of net loss resulting from research and development and general and administrative expenses, as well as changes in deferred revenues due to the License Agreement and is partially offset by stock-based compensation expenses, while cash used in operating activities in the nine-month period ended May 31, 2019 primarily consisted of net loss resulting from research and development and general and administrative expenses and is partially offset by changes in deferred revenues primarily due to a milestone payment received during the period in the amount of $3,000,000 under the License Agreement.

Investing activities used cash of $6,337,000 in the nine month period ended May 31, 2020, as compared to $8,662,000 provided in the nine month period ended May 31, 2019. Cash used in investing activities consisted primarily of the acquisition of short term and long term investments, as well as the acquisition of mutual funds, and is partially offset by proceeds from the redemption of bonds and deposits, while cash provided by investing activities in the nine-month period ended May 31, 2019 consisted primarily of the maturity of short term deposits and held to maturity securities and is partially offset by the purchase of short-term and long-term deposits and held to maturity securities

Financing activities provided cash of $22,308,000 in the nine month period ended May 31, 2020, as compared to no cash provided in the nine month period ended May 31, 2019. Financing activities in the nine month period ended May 31, 2020 consisted of aggregate net proceeds of $22,295,000 from our issuance of 5,871,427 shares of common stock under the Underwriting Agreement and the Sales Agreement and proceeds from the exercise of warrants and options.

Off-balance sheet arrangements

As of May 31, 2020, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the quarter ended May 31, 2020. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A – RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report for the fiscal year ended August 31, 2019, except for the risk factors updated below:

A pandemic, epidemic or outbreak of an infectious disease in the United States, Israel or elsewhere may adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States, Israel or elsewhere, our business may be adversely affected. In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and, as of June 2020, has spread to over 200 countries, including the United States and Israel. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. On March 10, 2020, the Government of Israel announced that effective March 12, 2020 foreign travelers arriving from any country will be required to remain in home quarantine until 14 days have passed since the date of entry into Israel, and effective March 18, 2020, non-Israeli residents or citizens, except for non-nationals whose lives are based in Israel, are not allowed to enter Israel. In addition, the Ministry of Health in the State of Israel issued guidelines on March 11, 2020, which were updated in July 2020, recommending people avoid gatherings in one space and providing that no gathering of more than 20 people should be held under any circumstances. Employers (including us) are also required to prepare and increase as much as possible the capacity and arrangement for employees to work remotely. In addition, on March 11, 2020, the President of the United States issued a proclamation to restrict travel to the United States from foreign nationals who have recently been in certain European and Latin America countries. Although to date these restrictions have not impacted our operations other than the delay of one of our trials, the effect on our business, from the spread of COVID-19 and the actions implemented by the governments of the State of Israel, the United States and elsewhere across the globe, may worsen over time.

The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver supplies to us on a timely basis. In addition, health professionals may reduce staffing and reduce or postpone meetings with clients in response to the spread of an infectious disease. Though we have not yet experienced such events, if they would occur, they could result in a period of business disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. Although, as of the date of this Quarterly Report on Form 10-Q , we do not expect any material impact on our long-term activity, the extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

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

The recent outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States, Israel and several European countries where we expected to initiate clinical trials. The extent to which COVID-19 may impact our clinical trial operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19, or the effectiveness of actions to contain and treat for COVID-19. The continued spread of COVID-19 globally could adversely impact our clinical trial operations in the United States, Israel and in Europe, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 4, 2020, we issued 2,500 shares of our common stock to Corporate Profile, LLC, or Corporate Profile, in payment of a portion of the consulting fee for investor relations services owed to Corporate Profile pursuant to a Letter Agreement, dated April 8, 2018, between us and Corporate Profile.

We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6 - EXHIBITS

Number
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2020 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Loss, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Date: July 7, 2020	By:	/s/ Nadav Kidron
Nadav Kidron
President and Chief Executive Officer

Date: July 7, 2020	By:	/s/ Avraham Gabay
Avraham Gabay
Chief Financial Officer
(Principal Financial and Accounting Officer)