Form 10-K
period 2020-08-31
ORAMED PHARMACEUTICALS INC.
filed 2020-11-24
CIK 1176309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-50298

ORAMED PHARMACEUTICALS INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	98-0376008
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1185 Avenue of the Americas, Third Floor, New York, NY	10036
(Address of Principal Executive Offices)	(Zip Code)

844-967-2633
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.012	ORMP	The Nasdaq Capital Market, Tel Aviv Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

(Title of class)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $60,800,854, based on a price of $4.08, being the last price at which the shares of the registrant’s common stock were sold on The Nasdaq Capital Market prior to the end of the most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 23,675,530 shares of common stock issued and outstanding as of November 24, 2020.

ORAMED PHARMACEUTICALS INC.

FORM 10-K
(FOR THE FISCAL YEAR ENDED AUGUST 31, 2020)

i

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company,” and “Oramed” mean Oramed Pharmaceuticals Inc. and our wholly-owned subsidiaries, Oramed Ltd. an Israeli corporation, and Oramed HK Limited, a Hong Kong corporation, unless otherwise indicated. All dollar amounts refer to U.S. dollars unless otherwise indicated.

On August 31, 2020, the exchange rate between the New Israeli Shekel, or NIS, and the dollar, as quoted by the Bank of Israel, was NIS 3.362 to $1.00. Unless indicated otherwise by the context, statements in this Annual Report on Form 10-K that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Words such as “expects,” “anticipates,” “intends,” “plans,” “planned expenditures,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 - “Business” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report on Form 10-K and include, among other statements, statements regarding the following:

●	the expected development and potential benefits from our products in treating diabetes;

●	the prospects of entering into additional license agreements, or other partnerships or forms of cooperation with other companies or medical institutions;

●	future milestones, conditions and royalties under the license agreement with Hefei Tianhui Incubator of Technologies Co., Ltd., or HTIT;

●	our research and development plans, including pre-clinical and clinical trials plans and the timing of enrollment, obtaining results and conclusion of trials, including without limitation, our expectation that we will initiate two six-month Phase III clinical trials, and our expectation to file a Biologics License Application thereafter;

●	our belief that our technology has the potential to deliver medications and vaccines orally that today can only be delivered via injection;

●	the competitive ability of our technology based product efficacy, safety, patient convenience, reliability, value and patent position;

●	the potential market demand for our products;

●	our expectation that in the upcoming year our research and development expenses will continue to be our major expenditure;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses;

ii

●	information with respect to any other plans and strategies for our business; and

●	our expectations regarding the impact of the coronavirus, or COVID-19, pandemic, including on our clinical trials and operations.

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

iii

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

Through our research and development efforts, we have successfully developed an oral dosage form intended to withstand the harsh environment of the stomach and intestines and effectively deliver active insulin or other proteins, such as Glucagon-like peptide-1, or GLP-1, leptin, and others. The excipients in the formulation are not intended to modify the proteins chemically or biologically, and the dosage form is designed to be safe to ingest. We plan to continue to conduct clinical trials to show the effectiveness of our technology.

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

Cohort A: In November 2019, we announced positive results from the initial cohort of the Phase IIb trial. Patients randomized in the trial to once-daily ORMD-0801 achieved a statistically significant (p-value 0.036) reduction from baseline in HbA1c of 0.60% (0.54% with placebo adjustment). This 0.54% reduction in HbA1c is clinically meaningful. Treatment with ORMD-0801 demonstrated an excellent safety profile, with no serious drug-related adverse events and with no increased frequency of hypoglycemic episodes when compared to placebo. In addition, during this 90-day trial, no weight gain was observed. In the initial cohort, 269 U.S.-based patients were enrolled and treated with a dose-increasing approach: 16 mg initial dose, titrated to 24 mg per dose, and then titrated to 32 mg per dose. Patients were randomized into three groups to assess dosing frequency: once-daily (32 mg per day), twice-daily (64 mg per day), thrice daily (96 mg per day). There was a corresponding placebo for each treatment arm. Two hundred nine (209) patients completed treatment to the 12-week endpoint and were included in the data analysis (24 subjects did not complete the full 12 weeks of treatment). The twice-daily arms achieved statistically significant (p-value 0.042) reductions from baseline in HbA1c of 0.59% (0.53% with placebo adjustment). The thrice-daily arm did not meet statistical significance (p-value 0.093). In addition, due to evidence of treatment-by-center interaction, two sites (36 patients (13.4% of enrolled subjects)) were excluded from the statistical analysis as they showed results opposite from the rest of the statistically significant results. Our internal investigation as well as an independent investigation did not find a cause for such discrepancy.

Cohort B: In February 2020, we announced positive topline data from the second and final cohort of the Phase IIb trial with a different regimen across three daily dose ranges (8 mg, 16 mg, 32 mg). Patients randomized in the trial treated with 8 mg of ORMD-0801 once-daily achieved a statistically significant (p-value 0.028) observed mean reduction of 1.29% from baseline and a least square mean reduction of 0.95% from baseline, or 0.81% adjusted for placebo. Patients who had HbA1c readings above 9% at baseline and received 8 mg of oral insulin once-daily experienced a 1.26% reduction in HbA1c by week 12. Treatment with ORMD-0801 at all doses demonstrated an excellent safety profile, with no serious drug-related adverse events and with no increased frequency of hypoglycemic episodes or weight gain compared to placebo. The primary efficacy endpoint was a reduction in HbA1c at week 12.

Phase III Study: Based on guidance received from the FDA as part of the end-of-phase II meeting process for our oral insulin candidate, ORMD-0801, we have submitted to the FDA the protocols for our upcoming pivotal Phase III studies. In line with the FDA’s expectations and recommendations, we intend to conduct two Phase III studies concurrently in patients with type 2 diabetes. These studies involve about 1,125 patients to provide evidence of ORMD-0801’s safety and efficacy in type 2 diabetic patients over a treatment period of 6 to 12 months. A geographically diverse patient population will be recruited from multiple sites throughout the United States, European, and Israel. Our phase III study will be composed from 2 protocols:

ORA-D-013-1: This study will treat type 2 diabetic patients with inadequate glycaemic control who are currently on 1, 2 or 3 oral glucose-lowering agents. This U.S. study will recruit 675 patients from 75 clinical sites located throughout the U.S. Patients will be randomized 1:1:1 in this double-dummy study into cohorts of: 8 mg ORMD-0801 once-daily at night and placebo 45 minutes before breakfast; 8 mg ORMD-0801 twice-daily, at night and 45 minutes before breakfast; and placebo twice-daily, at night and 45 minutes before breakfast. The primary endpoint of the study is to evaluate the efficacy of ORMD-0801 compared to placebo in improving glycaemic control as assessed by HbA1c, with a secondary efficacy endpoint of assessing the change from baseline in fasting plasma glucose at 26 weeks. We expect to initiate this trial on the fourth quarter of 2020.

ORA-D-013-2: This study will include type 2 diabetic patients with inadequate glycaemic control who are managing their condition with either diet alone or with diet and metformin monotherapy. A total of 450 patients will be recruited through 36 sites in the U.S. and 25 sites in Western Europe and Israel. Patients will be randomized 1:1 into two cohorts dosed with: 8 mg ORMD-0801 at night; and placebo at night. The primary endpoint is to evaluate the efficacy of ORMD-0801 compared to placebo in improving glycaemic control as assessed by HbA1c over a 26-week treatment period, with a secondary efficacy endpoint of assessing the change from baseline in fasting plasma glucose at 26 weeks. We expect to initiate this trial on the first half of 2021.

If we successfully complete the pivotal studies, we expect to conduct a pre-BLA meeting with the FDA to finalize the plans and data for the BLA submission. After BLA submission and review, if the BLA is approved by the FDA, a full 12 years of marketing exclusivity would be granted.

NASH Study: In June 2020, we presented preliminary data from our open-label study of the first 8 patients of a planned 40-patient multi-center (U.S., Europe and Israel) pilot study, aimed to assess the safety, tolerability, and early effects of 16 mg ORMD-0801 (2x8 mg capsules) on liver fat in type 2 diabetic patients with nonalcoholic steatohepatitis, or NASH. The 12-week, once-daily treatment had no serious adverse events, and induced an observed mean 6.9±6.8% reduction in liver fat content (p value: 0.035), and the relative reduction was 30%, as measured by MRI-derived proton density fat fraction. In parallel, concentrations of gamma-glutamyltransferase (GGT), a key marker of chronic hepatitis, were significantly lower after 12 weeks of treatment as compared to baseline (-14.6±13.1 U/L; p value: 0.008).

Type 1 Study: In November 2019, we initiated a crossover study of type 1 diabetic patients to compare the effects of ORMD-0801 given once daily versus the effects of ORMD-0801 given three times daily. This study showed no statistically significant, or clinically meaningful differences in total exogenous insulin requirements, or plasma glucose levels in type 1 diabetic subjects treated with ORMD-0801 8mg dosed once daily in the evening compared to those dosed with ORMD-0801 three times daily.

Oral GLP-1: GLP-1 is an incretin hormone, which stimulates the secretion of insulin from the pancreas. In addition to our flagship product, the ORMD-0801 insulin capsule, we are using our technology for an orally ingestible GLP-1 capsule, or ORMD-0901.

In February 2019, we completed a Phase I pharmacokinetic trial to evaluate the safety and pharmacokinetics of ORMD-0901 compared to placebo. Based on this trial results, we will conduct a follow-up Phase I trial in type 2 diabetic patients which will start its enrollment by the end of 2020 in the United States under an IND submitted to the FDA.

The following table gives an overview of the above described primary R&D pipeline:

Our clinical trials are planned in order to substantiate our results as well as for purposes of making future filings for drug approval. We also plan to conduct further research and development by deploying our proprietary drug delivery technology for the delivery of other polypeptides in addition to insulin, and to develop other innovative pharmaceutical products.

Other Products: We are developing a new drug candidate, a weight loss treatment in the form of an oral leptin capsule. We anticipate initiating a proof of concept single dose study for this candidate to evaluate its pharmacokinetics and pharmacodynamics (glucagon reduction) in 10 type 1 adult diabetic patients. During the third quarter of 2020, we finalized the study without any safety issues, and we are waiting for the final lab results.

Raw Materials

Our oral insulin capsule is currently manufactured by Fidelio Healthcare, a diversified European Contract Development and Manufacturing Organization (CDMO) in the pharmaceutical and healthcare industries.

In July 2010, Oramed Ltd. entered into the Manufacturing and Supply Agreement, or MSA, with Sanofi-Aventis Deutschland GMBH, or Sanofi-Aventis. According to the MSA, Sanofi-Aventis will supply Oramed Ltd. with specified quantities of recombinant human insulin to be used for clinical trials. We also entered into an Insulin Supply Agreement in September 2020 with Hefei Tianmai Biological Technology Development Limited, who will also supply Oramed Ltd. with specified quantities of recombinant human insulin to be used for clinical trials.

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

Market Overview

Diabetes is a disease in which the body does not produce or properly use insulin. Insulin is a hormone that causes sugar to be absorbed into cells, where the sugar is converted into energy needed for daily life. The cause of diabetes is attributed both to genetics (type 1 diabetes) and, most often, to environmental factors such as obesity and lack of exercise (type 2 diabetes). According to the International Diabetes Federation, or IDF, an estimated 463 million adults (20-79 years) worldwide suffered from diabetes in 2019 and the IDF projects this number will increase to 700 million by 2045. Also, according to the IDF, in 2019, an estimated 4.2 million people died from diabetes. According to the American Diabetes Association, or ADA, in the United States there were approximately 34.2 million people with diabetes, or 10.5% of the United States population in 2018. Diabetes is a leading cause of blindness, kidney failure, heart attack, stroke and amputation. The latest report of the ADA that analyzed the economic costs of diabetes in the U.S in 2017 indicates that the total cost of diagnosed diabetes in the United States in 2017 was $327 billion.

Intellectual Property

We own a portfolio of patents and patent applications covering our technologies, and we are aggressively protecting these technology developments on a worldwide basis.

Leadership

Management: We are led by an experienced management team knowledgeable in the treatment of diabetes. Our Chief Scientific Officer, Miriam Kidron, PhD, is a recognized pharmacologist and a biochemist and the innovator primarily responsible for our oral insulin technology development and know-how.

Scientific Advisory Board: Our management team has access to our internationally recognized Scientific Advisory Board whose members are thought-leaders in their respective areas. The Scientific Advisory Board is comprised of Dr. Roy Eldor, Professor Ele Ferrannini, Professor Avram Hershko, Dr. Harold Jacob, Dr. Julio Rosenstock and Dr. Jay Skyler.

Strategy

We plan to ultimately seek a strategic commercial partner, or partners, with extensive experience in the development, commercialization, and marketing of insulin applications and/or other orally digestible drugs. We anticipate such partner or partners would be responsible for, or substantially support, late stage clinical trials (Phase III) to increase the likelihood of obtaining regulatory approvals and registrations in the appropriate markets in a timely manner. We further anticipate that such partner, or partners, would also be responsible for sales, marketing and support of our products in these markets. Such planned strategic partnership, or partnerships, may provide a marketing and sales infrastructure for our products as well as financial and operational support for global clinical trials, post marketing studies, label expansions and other regulatory requirements concerning future clinical development. In 2015 we successfully executed this strategy when we, Oramed Ltd. and HTIT entered into a Technology License Agreement pursuant to which we granted HTIT an exclusive commercialization license in the territory of the People’s Republic of China, Macau and Hong Kong, or the Territory, related to our oral insulin capsule, ORMD-0801. Any future strategic partner, or partners, may also provide capital and expertise that would enable the partnership to develop new oral dosage forms for other polypeptides. While our strategy is to partner with an appropriate party, no assurance can be given that we will in fact be able to reach an agreeable partnership with any third party. Under certain circumstances, we may determine to develop one or more of our oral dosage forms on our own, either world-wide or in select territories.

In addition to developing our own oral dosage form drug portfolio, we are, on an on-going basis, considering in-licensing and other means of obtaining additional technologies to complement and/or expand our current product portfolio. Our goal is to create a well-balanced product portfolio that will enhance and complement our existing drug portfolio.

Potential Material Impact of COVID-19

The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains and created significant volatility and disruption of financial markets. Although to date the COVID-19 pandemic has not had a material adverse effect on us, the COVID-19 pandemic may have a material adverse effect on our business and financial performance in the future. The extent of the impact of the COVID-19 pandemic, including our ability to execute our business strategies as planned, will depend on future developments, including the duration and severity of the pandemic, which are highly uncertain and cannot be predicted.

Although, as of the date of this Annual Report on Form 10-K, we do not expect any material impact on our long-term activity, the extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

Patents and Licenses

We maintain a proactive intellectual property strategy, which includes patent filings in multiple jurisdictions, including the United States and other commercially significant markets. We hold 26 patent applications currently pending, with respect to various compositions, methods of production and oral administration of proteins and exenatide. Expiration dates for pending patents, if granted, will fall between 2026 and 2039.

We hold 79 patents, 2 of which were issued during the fiscal year ended August 31, 2020, or fiscal 2020, including patents issued by the United States, Swiss, German, French, U.K., Italian, Netherlands, Swedish, Spanish, Australian, Israeli, Japanese, New Zealand, South African, Russian, Canadian, Hong Kong, Chinese, European and Indian patent offices that cover a part of our technology, which allows for the oral delivery of proteins; patents issued by the Australian, Canadian, European, Austrian, Belgian, French, German, Irish, Italian, Luxembourg, Monaco, Netherlands, Norwegian, Spanish, Swedish, Swiss, U.K., Israeli, New Zealand, South African, Russian and Japanese patent offices that cover part of our technology for the oral delivery of exenatide; and patents issued by the European, Austrian, Belgian, Denmark, French, German, Irish, Italian, Luxembourg, Monaco, Netherlands, Norway, Spanish, Swedish, Swiss, U.K. and Japanese patent offices for treating diabetes.

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

Out-Licensed Technology

In June 2010, Oramed Ltd. entered into a joint venture agreement with D.N.A Biomedical Solutions Ltd., or D.N.A, for the establishment of Entera Bio Ltd., or Entera.

Under the terms of a license agreement, as amended, that was entered into between Oramed Ltd. and Entera in August 2010, we out-licensed technology to Entera, on an exclusive basis, for the development of oral delivery drugs for certain indications to be agreed upon between the parties. The out-licensed technology differs from our main delivery technology that is used for oral insulin and GLP-1 analog and is subject to different patent applications. Entera’s initial development effort is for an oral formulation for the treatment of osteoporosis. In March 2011, we entered into a patent transfer agreement, or the Patent Transfer Agreement, to replace the original license agreement pursuant to which Oramed Ltd. assigned to Entera all of its right, title and interest in and to the patent application that it had licensed to Entera in August 2010. Under this agreement, Oramed Ltd. is entitled to receive from Entera royalties of 3% of Entera’s net revenues and a license back of that patent application for use in respect of diabetes and influenza.

In March 2011, we also consummated a transaction with D.N.A, whereby we sold to D.N.A 47% of Entera’s outstanding share capital on an undiluted basis, retaining a 3% interest as of March 2011. In consideration for the shares sold to D.N.A, we received, among other payments, ordinary shares of D.N.A. The D.N.A ordinary shares are traded on the Tel Aviv Stock Exchange and its quoted price is subject to market fluctuations, and may, at times, have a price below the value on the date we acquired such shares. In addition, the ordinary shares of D.N.A have historically experienced low trading volume; as a result, there is no guarantee that we will be able to resell the ordinary shares of D.N.A at the prevailing market prices. During the years ended August 31, 2020, 2019 and 2018, we did not sell any of the D.N.A ordinary shares. As of August 31, 2020, we held approximately 5.6% of D.N.A’s outstanding ordinary shares.

As of August 31, 2020, Entera had not yet realized any revenues. On December 11, 2018, Entera announced that it had entered into a research collaboration and license agreement, or the Amgen License, with Amgen Inc. related to research of inflammatory disease and other serious illnesses. As reported by Entera, under the terms of the Amgen License, Entera will receive a modest initial technology access fee from Amgen and will be responsible for preclinical development at Amgen’s expense. Entera will be eligible to receive up to $270,000,000 in aggregate payments, as well as tiered royalties up to mid-single digits, upon achievement of various clinical and commercial milestones if Amgen decides to move all of these programs forward. To the extent the Amgen License results in net revenues as defined in the Patent Transfer Agreement, Oramed Ltd. will be entitled to the aforementioned royalties.

On November 30, 2015, we, Oramed Ltd. and HTIT entered into a Technology License Agreement, or TLA, and on December 21, 2015, these parties entered into an Amended and Restated Technology License Agreement that was further amended by the parties on June 3, 2016 and July 24, 2016, or the License Agreement. According to the License Agreement, we granted HTIT an exclusive commercialization license in the Territory, related to our oral insulin capsule, ORMD-0801, or the Product. Pursuant to the License Agreement, HTIT will conduct, at its own expense, certain pre-commercialization and regulatory activities with respect to our subsidiary’s technology and ORMD-0801 capsule, and will pay (i) royalties of 10% on net sales of the related commercialized products to be sold by HTIT in the Territory, or Royalties, and (ii) an aggregate of $37.5 million, of which $3 million was payable immediately, $8 million will be paid subject to our entry into certain agreements with certain third parties, and $26.5 million will be payable upon achievement of certain milestones and conditions. In the event that we will not meet certain conditions, the Royalties rate may be reduced to a minimum of 8%. Following the final expiration of our patents covering the technology in the Territory in 2033, the Royalties rate may be reduced, under certain circumstances, to 5%. The royalty payment obligation shall apply during the period of time beginning upon the first commercial sale of the Product in the Territory, and ending upon the later of (i) the expiration of the last-to-expire licensed patents in the Territory; and (ii) 15 years after the first commercial sale of the Product in the Territory, or the Royalty Term. The License Agreement shall remain in effect until the expiration of the Royalty Term. The License Agreement contains customary termination provisions. Through August 31, 2020, we received aggregate milestone payments of $20.5 million.

On August 21, 2020, we received a letter from HTIT, disputing certain pending payment obligations of HTIT under the TLA. The payment obligation being disputed is $4 million, out of which only an amount of $2 million has been received and has been included in Deferred revenue in each of the consolidated balance sheets as of the fiscal years ended August 31, 2020, and 2019. In addition, the dispute includes a payment obligation of $2 million for certain milestones that we assert it met under the TLA subsequent to the fiscal year ended August 31, 2020. We wholly dispute the claims made by HTIT and has been engaged in discussions and exchanges with HTIT in an attempt to clarify and resolve disagreements between the parties regarding milestone payments and work plan implementation.

We also entered into a separate securities purchase agreement with HTIT, or the SPA, pursuant to which HTIT invested $12 million in us in December 2015. In connection with the License Agreement and the SPA, we received a non-refundable payment of $500,000 as a no-shop fee.

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

Scientific Advisory Board

We maintain a Scientific Advisory Board consisting of internationally recognized scientists who advise us on scientific and technical aspects of our business. The Scientific Advisory Board meets periodically to review specific projects and to assess the value of new technologies and developments to us. In addition, individual members of the Scientific Advisory Board meet with us periodically to provide advice in their particular areas of expertise. The Scientific Advisory Board consists of the following members, information with respect to whom is set forth below: Dr. Roy Eldor, Professor Ele Ferrannini, Professor Avram Hershko, Dr. Harold Jacob, Dr. Julio Rosenstock and Dr. Jay Skyler.

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

Dr. Julio Rosenstock, MD, joined the Oramed Scientific Advisory Board in January 2020. Dr. Rosenstock is the current Director of the Dallas Diabetes Research Center at Medical City Dallas and a Clinical Professor of Medicine at the University of Texas Southwestern Medical Center, Dallas. He received his medical degree from the University of Costa Rica School of Medicine and completed Fellowships in Endocrinology and Diabetes at the Royal Postgraduate Medical School, Hammersmith Hospital, London, UK, and at the University of Texas Southwestern Medical Center. His clinical research efforts focus on exploring novel agents and therapeutic strategies to improve glycemic control. Over the last 30 years, he has participated in hundreds of clinical trials and has had an active role in the development of new oral agents and insulin preparations acting often as a lead clinical investigator and scientific advisor. He has authored or co-authored 296 peer-reviewed manuscripts and numerous abstracts. Dr. Rosenstock is a member of the National Board of Directors of the ADA and is currently an Associate Editor of Diabetes Care.

Dr. Jay Skyler, MD, MCAP, joined the Oramed Scientific Advisory Board in January 2020. Dr. Skyler is Professor of Medicine, Pediatrics, & Psychology in the Division of Endocrinology, Diabetes & Metabolism, Department of Medicine, University of Miami Leonard M. Miller School of Medicine. He previously held the position of Director of the Division of Endocrinology, Diabetes & Metabolism. In addition, Dr. Skyler is Deputy Director of Clinical Research and Academic Programs at the Diabetes Research Institute, and an Adjunct Professor of Pediatrics at the Barbara Davis Center for Childhood Diabetes, University of Colorado at Denver. Dr. Skyler’s research focuses on the clinical aspects of diabetes, specifically the conduct of randomized controlled clinical trials. From 1993 until 2015, he was Chairman of the NIH (NIDDK)-sponsored Diabetes Prevention Trial - Type 1 (DPT-1) and its successor Type 1 Diabetes TrialNet, a nationwide (and global) network conducting clinical trials to prevent type 1 diabetes.

Employees

We have been successful in retaining experienced personnel involved in our research and development program. In addition, we believe we have successfully recruited the clinical/regulatory, quality assurance and other personnel needed to advance through clinical studies or have engaged the services of experts in the field for these requirements. As of August 31, 2020, we have contracted with twelve individuals for employment or consulting arrangements. Of our staff, four are senior management, four are engaged in research and development work, and the remaining four are involved in administration work.

Additional Information

Additional information about us is contained on our Internet website at www.oramed.com. Information on our website is not incorporated by reference into this report. On our website, under “Investors”, “SEC Filings”, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or the SEC. Reports filed with the SEC are made available on its website at www.sec.gov. The following Corporate Governance documents are also posted on our website: Code of Ethics, Whistleblowing Policy and the Charters for each of the Audit Committee, Compensation Committee and Nominating Committee of our Board.

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

We do not have sufficient revenues from our research and development activities to fully support our operations. Consequently, we have incurred net losses and negative cash flows since inception. We currently have only licensing revenues and no product revenues, and may not succeed in developing or commercializing any products which could generate product revenues. We do not expect to have any products on the market for several years. In addition, development of our product candidates requires a process of pre-clinical and clinical testing, during which our products could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we will not be able to market our product candidates. Eventual profitability will depend on our success in developing, manufacturing, and marketing our product candidates. As of August 31, 2020, August 31, 2019 and August 31, 2018, we had working capital of $35,975,000, $28,016,000 and $26,484,000, respectively, and stockholders’ equity of $32,879,000, $19,393,000 and $31,112,000, respectively. During fiscal 2020 and the fiscal years ended August 31, 2019, or fiscal 2019, and 2018, we generated revenues of $2,710,000, $2,703,000 and $2,449,000, respectively. For the period from our inception on April 12, 2002 through August 31, 2020, fiscal 2020, fiscal 2019 and fiscal 2018, we incurred net losses of $92,614,000, $11,511,000, $14,355,000 and $12,727,000, respectively. We may never achieve profitability and expect to incur net losses in the foreseeable future. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies. We currently hold several pending patent applications in the United States, Canada, Brazil, Europe, India, Hong Kong, Japan and China for our technologies covering oral administration of insulin and other proteins and oral administration of exenatide and proteins and 79 patents issued by the United States, Australian, Canadian, Chinese, Israeli, Japanese, New Zealand, South African, Russian, European, Hong Kong, Swiss, German, Spanish, French, United Kingdom, Italian, Indian, Austrian, Belgian, Irish, Swedish, Denmark, Luxembourg, Monaco, Norway and Netherlands patent offices for our technologies covering oral administration of insulin and other proteins, or for our technologies covering oral administration of exenatide, or for methods and compositions for treating diabetes. Further, we intend to rely on a combination of trade secrets and non-disclosure and other contractual agreements and technical measures to protect our rights in our technology. We intend to depend upon confidentiality agreements with our officers, directors, employees, consultants, and subcontractors, as well as collaborative partners, to maintain the proprietary nature of our technology. These measures may not afford us sufficient or complete protection, and others may independently develop technology similar to ours, otherwise avoid our confidentiality agreements, or produce patents that would materially and adversely affect our business, prospects, financial condition and results of operations. We believe that our technology is not subject to any infringement actions based upon the patents of any third parties; however, our technology may in the future be found to infringe upon the rights of others. Others may assert infringement claims against us or against companies to which we have licensed our technology, and if we should be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, our ability to continue to use our technology could be materially restricted or prohibited. If this event occurs, we may be required to obtain licenses from the holders of this intellectual property, enter into royalty agreements, or redesign our products so as not to utilize this intellectual property, each of which may prove to be uneconomical or otherwise impossible. Licenses or royalty agreements required in order for us to use this technology may not be available on terms acceptable to us, or at all. These claims could result in litigation, which could materially adversely affect our business, prospects, financial condition and results of operations. Further, we may need to indemnify companies to which we licensed our technology in the event that such technology is found to infringe upon the rights of others.

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

Clinical trials must meet FDA and foreign regulatory requirements. We have limited experience in designing, conducting and managing the preclinical studies and clinical trials necessary to obtain regulatory approval for our product candidates in any country. We have entered into agreements with Integrium LLC to assist us in designing, conducting and managing our various clinical trials in the United States and Europe. Any failure of Integrium LLC or any other consultant to fulfill their obligations could result in significant additional costs as well as delays in designing, consulting and completing clinical trials on our products.

Our clinical trials may encounter delays, suspensions or other problems.

We may encounter problems in clinical trials that may cause us or the FDA or foreign regulatory agencies to delay, suspend or terminate our clinical trials at any phase. These problems could include the possibility that we may not be able to conduct clinical trials at our preferred sites, enroll a sufficient number of patients for our clinical trials at one or more sites or begin or successfully complete clinical trials in a timely fashion, if at all. Furthermore, we, the FDA or foreign regulatory agencies may suspend clinical trials at any time if we or they believe the subjects participating in the trials are being exposed to unacceptable health risks or if we or they find deficiencies in the clinical trial process or conduct of the investigation. If clinical trials of any of the product candidates fail, we will not be able to market the product candidate which is the subject of the failed clinical trials. The FDA and foreign regulatory agencies could also require additional clinical trials, which would result in increased costs and significant development delays. Our failure to adequately demonstrate the safety and effectiveness of a pharmaceutical product candidate under development could delay or prevent regulatory approval of the product candidate and could have a material adverse effect on our business, prospects, financial condition and results of operations. Finally, the COVID-19 pandemic has impacted clinical trials broadly. We may experience delays in site initiation and patient enrollment, failures to comply with study protocols, delays in the manufacture of our product candidates for clinical testing and other difficulties in starting or competing our clinical trials.

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

We are dependent on outside vendors for our entire supply of the oral insulin and GLP-1 capsules and do not currently have any long-term agreements in place for the supply of oral insulin or GLP-1 capsules. While we believe that there are numerous sources of supply available, if the third party suppliers were to cease production, including as a result of the COVID-19 pandemic, or otherwise fail to supply us with quality raw materials in sufficient quantities on a timely basis and we were unable to contract on acceptable terms for these services with alternative suppliers, our ability to produce our products and to conduct testing and clinical trials would be materially adversely affected.

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

If we do not resolve our dispute with HTIT favorably, we may need to reverse deferred revenue of up to $2 million and may not receive an additional $4 million in royalties.

On August 21, 2020, we received a letter from HTIT, disputing certain pending payment obligations of HTIT under the TLA. We estimate this obligation to be between $2 million and $6 million. While we wholly dispute said claims and have been engaged in discussions and exchanges with HTIT in an attempt to clarify and resolve disagreements between the parties regarding milestone payments and work plan implementation, we may be subsequently required to repay to HTIT up to $2 million, which has been received and has been included in our deferred revenue in each of the consolidated balance sheets fiscal years ended August 31, 2020 and 2019. In addition, we may not receive an additional $4 million in Royalties if HTIT is entitled to the full disputed amount of $6 million.

We are highly dependent upon our ability to enter into agreements with collaborative partners to develop, commercialize and market our products.

Our long-term strategy is to ultimately seek a strategic commercial partner, or partners, such as large pharmaceutical companies, with extensive experience in the development, commercialization, and marketing of insulin applications and/or other orally digestible drugs. Although phase III clinical trials for our oral insulin candidate, ORMD-0801 will start without a partner, if we engage such a partner, we anticipate such partner or partners would be responsible for, or substantially support, late stage clinical trials, and sales and marketing of our oral insulin capsule and other products. Such planned strategic partnership, or partnerships, may provide a marketing and sales infrastructure for our products as well as financial and operational support for global clinical trials, post marketing studies, label expansions and other regulatory requirements concerning future clinical development in the United States and elsewhere. While our strategy is to partner with an appropriate party for our expected phase III clinical trials, no assurance can be given that any third party would be interested in partnering with us. We currently lack the resources to manufacture any of our product candidates on a large scale and we have no sales, marketing or distribution capabilities. In the event we are not able to enter into a collaborative agreement with a partner, or partners, on commercially reasonable terms, or at all, we may be unable to commercialize our products, which would have a material adverse effect upon our business, prospects, financial condition and results of operations.

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

In September 2017, members of the U.S. Congress introduced legislation with the announced intention to repeal and replace major provisions of the Patient Protection and Affordable Care Act, or the ACA. In addition to those efforts, on October 12, 2017, President Trump signed an executive order that modified certain aspects of the ACA. Various litigation to invalidate parts of the ACA are pending in court and, despite an upcoming change in presidential administration, attempts to repeal or to repeal and replace the ACA may continue. In addition, various other healthcare reform proposals have also emerged at the federal and state level. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us.

We are exposed to fluctuations in currency exchange rates.

A considerable amount of our expenses are generated in dollars or in dollar-linked currencies, but a significant portion of our expenses such as some clinical studies and payroll costs are generated in other currencies such as NIS and Euro. Most of the time, our non-dollar assets are not totally offset by non-dollar liabilities. Due to the foregoing and to the fact that our financial results are measured in dollars, our results could be adversely affected as a result of a strengthening or weakening of the dollar compared to these other currencies. During the fiscal years ended August 31, 2016, 2017, 2019 and 2020, the dollar depreciated in relation to the NIS, which raised the dollar cost of our Israeli based operations and adversely affected our financial results, while during the fiscal years ended August 31, 2015 and 2018 the dollar increased in relation to the NIS, which reduced the dollar cost of our Israeli based operations costs. In addition, our results could also be adversely affected if we are unable to guard against currency fluctuations in the future. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks. These transactions, however, may not adequately protect us from future currency fluctuations and, even if they do protect us, may involve operational or financing costs we would not otherwise incur.

The COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease, may materially and adversely affect our business and operations.

The recent outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread globally, including to the United States, Israel and other European countries where we expected to initiate clinical trials. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. While COVID-19 is still spreading and the final implications of the pandemic are difficult to estimate at this stage, it is clear that it has affected the lives of a large portion of the global population. At this time, the pandemic has caused states of emergency to be declared in various countries, travel restrictions imposed globally, quarantines established in certain jurisdictions and various institutions and companies being closed. On March 10, 2020, the Government of Israel announced that effective March 12, 2020 foreign travelers arriving from any country will be required to remain in home quarantine until 14 days have passed since the date of entry into Israel, and effective March 18, 2020, non-Israeli residents or citizens, except for non-nationals whose lives are based in Israel, are not allowed to enter Israel. In addition, the Ministry of Health in the State of Israel issued guidelines on March 11, 2020, which were most recently updated in October 2020, recommending people avoid gatherings in one space and providing that no gathering of more than 10 people should be held under any circumstances.

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

The spread of COVID-19 may also result in the inability of our suppliers to deliver supplies to us on a timely basis. In addition, health professionals may reduce staffing and reduce or postpone meetings with clients in response to the spread of an infectious disease. Though we have not yet experienced such events, if they would occur, they could result in a period of business disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. Although, as of the date of this Annual Report on Form 10-K, we do not expect any material impact on our long-term activity, the extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We are actively monitoring the pandemic and we are taking any necessary measures to respond to the situation in cooperation with the various stakeholders.

The outbreak of COVID-19 may materially and adversely affect our clinical trial operations and our financial results.

The outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States, Israel and several European countries where we expected to initiate clinical trials. The extent to which COVID-19 may impact our clinical trial operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19, or the effectiveness of actions to contain and treat for COVID-19. The continued spread of COVID-19 globally could adversely impact our clinical trial operations in the United States, Israel and in Europe, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography or due to government or institutional quarantines or stay-at-home measures.

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

Risks Related to our Common Stock

Future sales of our common stock by our existing stockholders could adversely affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of November 24, 2020, we had outstanding 23,675,530 shares of common stock, a large majority of which are freely tradable. Giving effect to the exercise in full of all of our outstanding warrants, options and restricted stock units, or RSUs, including those currently unexercisable or unvested, we would have outstanding 28,948,286 shares of common stock.

Our issuance of warrants, options and RSUs to investors, employees and consultants may have a negative effect on the trading prices of our common stock as well as a dilutive effect.

We have issued and may continue to issue warrants, options, RSUs and convertible notes at, above or below the current market price. As of November 24, 2020, we had outstanding warrants and options exercisable for 3,407,819 shares of common stock at a weighted average exercise price of $6.97. We also had outstanding RSUs exercisable for 164,636 shares of common stock at a total exercise price of $900. In addition to the dilutive effect of a large number of shares of common stock and a low exercise price for the warrants and options, there is a potential that a large number of underlying shares of common stock may be sold in the open market at any given time, which could place downward pressure on the trading of our common stock.

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

As of November 24, 2020, our directors, executive officers and principal affiliated stockholders beneficially own approximately 16.7% of our outstanding shares of common stock, excluding shares issuable upon the exercise of options, warrants and RSUs. As a result, these stockholders, should they act together, may have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, should they act together, may have the ability to control our management and affairs. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We received royalty-bearing grants from the Israel Innovation Authority of the Israeli Ministry of Economy & Industry, or IIA, for research and development programs that meet specified criteria. We did not recognize any grants in fiscals 2020, 2019 and 2018. We do not expect to receive further grants from the IIA in the future. The terms of the IIA grants limit our ability to transfer know-how developed under an approved research and development program outside of Israel, regardless of whether the royalties were fully paid.

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

General Risk Factors

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

Tax reform legislation in December 2017 made substantial changes to the Internal Revenue Code of 1986, as amended, or the Code, particularly as it relates to the taxation of both corporate income and international income. Among those changes are a significant permanent reduction in the generally applicable corporate income tax rate and the modification of tax policies, credits and deductions for businesses and individuals. This legislation also imposes additional limitations on the deduction of net operating losses, which could negatively impact our ability to utilize our net operating losses to offset our taxable income in future taxable years. The effect of these and other changes made in this legislation is still uncertain in many respects, both in terms of their direct effect on the taxation of an investment in our securities and their indirect effect on the value of assets owned by us. Furthermore, many of the provisions of the new law will require additional guidance in order to assess their effect. It is also possible that there will be technical corrections or other legislation proposed with respect to the tax reform legislation, the effect of which cannot be predicted and may be adverse to us or our stockholders. Further, a new presidential administration in 2021 may result in additional amendments to the Code or reversal of 2017 changes. Our stockholders are encouraged to consult with their tax advisors about the potential effects that changes in law may have on them and their ownership of our securities.

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

The price of our common stock is currently listed on Nasdaq and on the Tel Aviv Stock Exchange and constantly changes. In recent years, the stock market in general has experienced extreme price and volume fluctuations. We expect that the market price of our common stock will continue to fluctuate. These fluctuations may result from a variety of factors, many of which are beyond our control. These factors include:

●	Clinical trial results and the timing of the release of such results,

●	The amount of cash resources and our ability to obtain additional funding,

●	Announcements of research activities, business developments, technological innovations or new products by us or our competitors,

●	Entering into or terminating strategic relationships,

●	Changes in government regulation,

●	The impact of the recent outbreak of COVID-19 on our business or on the economy generally,

●	Departure of key personnel,

●	Disputes concerning patents or proprietary rights,

●	Changes in expense level,

●	Future sales of our equity or equity-related securities,

●	Public concern regarding the safety, efficacy or other aspects of the products or methodologies being developed,

●	Activities of various interest groups or organizations,

●	Media coverage, and

●	Status of the investment markets.

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

Holders

As of November 24, 2020, there were 23,675,530 shares of our common stock issued and outstanding held of record by approximately 36 registered stockholders. We believe that a significant number of stockholders hold their shares of our common stock in brokerage accounts and registered in the name of stock depositories and are therefore not included in the number of stockholders of record.

Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities were made during the three months ended August 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA.

The selected data presented below under the captions Statements of Comprehensive Loss and Balance Sheet for, and as of the end of, each of the fiscal years in the five-year period ended August 31, 2020, are derived from, and should be read in conjunction with, our audited consolidated financial statements.

The selected information contained in this table should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of comprehensive loss data for fiscals 2020 and 2019 and the selected consolidated balance sheet data as of August 31, 2020 and 2019, are derived from the audited consolidated financial statements included elsewhere in this Annual Report. The statement of operations data for the years ended August 31, 2018, 2017 and 2016 and the balance sheet data as of August 31, 2018, 2017 and 2016 are derived from financial statements not included in this Annual Report. The historical results presented below are not necessarily indicative of future results.

	For the year ended August 31,
	2020	2019*	2018	2017	2016

	(in thousands except share and per share data)
Statements of Comprehensive Loss:
Revenues	$2,710	$2,703	$2,449	$2,456	$641
Cost of revenues (income)	-	90	(86)	187	490
Research and development expenses	10,235	13,522	11,979	10,281	7,709
General and administrative expenses	4,232	3,722	4,083	2,759	2,452
Financial income	690	1,061	903	792	474
Financial expenses	444	485	103	101	93
Loss before taxes on income	11,511	14,055	12,727	10,080	9,629
Taxes on income	-	300	-	400	1,335
Net loss for the year	$11,511	$14,355	$12,727	$10,480	$10,964
Loss per common share – basic and diluted	$0.56	$0.82	$0.86	$0.79	$0.87

Weighted average common shares outstanding	20,532,347	17,454,489	14,882,356	13,309,372	12,624,356

	As of August 31,
	2020	2019*	2018	2017	2016

	(in thousands of dollars)
Balance Sheet Data:
Cash, cash equivalents, short-term deposits, restricted cash and marketable securities	$39,900	$32,282	$30,463	$20,138	$31,032
Other current assets	611	1,042	574	159	198
Long-term deposits and other assets	2	1	13,575	16,262	11,070
Long-term marketable securities	3,928	1,295	2,785	2,151	530
Total assets	44,633	34,663	47,397	38,712	42,830
Current liabilities	4,536	5,308	4,553	5,165	3,621
Long-term liabilities	7,218	9,962	11,732	14,309	13,019
Stockholders’ equity	32,879	19,393	31,112	19,238	26,190

*	As discussed in Note 1(k) to our audited consolidated financial statements included in this Annual Report on Form 10-K, the Company changed the manner in which it accounts for revenues from contracts with customers during fiscal 2019.

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

Overview of Operations

We are a pharmaceutical company currently engaged in the research and development of innovative pharmaceutical solutions, including an orally ingestible insulin capsule to be used for the treatment of individuals with diabetes, and the use of orally ingestible capsules or pills for delivery of other polypeptides. An overview of our current clinical studies can be found in “Item 1. Business - Research and Development.”

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

Valuation of options and warrants: We grant options to purchase shares of our common stock to employees and consultants and have and may in the future issue warrants in connection with some of our financings and to certain other consultants.

We account for share-based payments to employees, directors and consultants in accordance with the guidance that requires awards classified as equity awards to be accounted for using the grant-date fair value method. The fair value of share-based payment transactions is based on the Black Scholes option-pricing model or Monte Carlo model when appropriate and is recognized as an expense over the vesting period.

We elected to recognize compensation cost for awards to employees, directors and consultants that have a graded vesting schedule using the accelerated method based on the multiple-option award approach.

Revenue recognition: Revenue is recognized when delivery has occurred, evidence of an arrangement exists, title and risks and rewards for the products are transferred to the customer and collection is reasonably assured.

Under Accounting Standards Codification, or ASC, 605 (which was the authoritative revenue recognition guidance applied for all periods prior to September 1, 2018) given our continuing involvement through the expected product submission in June 2023, amounts received relating to the License Agreement were recognized over the period from which we were entitled to the respective payment, and the expected product submission date using a time-based model approach over the periods that the fees were earned.

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

Comparison of Fiscal 2020 to Fiscal 2019

The following table summarizes certain statements of operations data for us for the twelve month periods ended August 31, 2020 and 2019:

	Year ended August 31,
Operating Data:	2020	2019

	(dollar amounts in thousands)
Revenues	$2,710	$2,703
Cost of revenues	-	90
Research and development expenses	10,235	13,522
General and administrative expenses	4,232	3,722
Financial income, net	246	576
Loss before taxes on income	11,511	14,055
Taxes on income	-	300
Net loss for the year	11,511	14,355

Loss per common share – basic and diluted	$0.56	$0.82
Weighted average common shares outstanding	20,532,347	17,454,489

Revenues

Revenues consist of proceeds related to the License Agreement that are recognized over the period from which the Company is entitled to the respective payments and through June 2023.

Revenues for fiscal 2020 totaled $2,710,000, consistent with $2,703,000 for fiscal 2019.

Cost of revenues

Cost of revenues consists of royalties related to the License Agreement that will be paid over the term of the License Agreement in accordance with revenue recognition accounting and the Law for the Encouragement of Industrial Research, Development and Technological Innovation, 1984, as amended, including any regulations or tracks promulgated thereunder, or the R&D Law.

Cost of revenues for fiscal 2020 decreased to no expense compared to expense of $90,000 for fiscal 2019. The decrease is attributable to a milestone payment which was received during fiscal 2019.

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

Research and development expenses for fiscal 2020 decreased by 24% to $10,235,000 from $13,522,000 for fiscal 2019. The decrease is mainly attributed to expenses related to our Phase IIb three-month dose-ranging clinical trial which was terminated during fiscal 2020 and is partially offset by an increase in regulatory expenses and an increase in raw material expenses related to our phase III trial. During fiscal 2020, stock-based compensation costs totaled $458,000, as compared to $218,000 during fiscal 2019. The increase is mainly attributable to new grants in fiscal 2020.

Government grants

The Government of Israel encourages research and development projects through the IIA, pursuant to the R&D Law. Under the R&D Law, a research and development plan that meets specified criteria is generally eligible for a grant of up to 50% of certain approved research and development expenditures. Each plan must be approved by the IIA.

In fiscals 2020 and 2019, we did not recognize any research and development grants. As of August 31, 2020, our liability to pay royalties to the IIA was $317,000.

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

General and administrative expenses increased by 14% from $3,722,000 for fiscal 2019 to $4,232,000 for fiscal 2020. The increase in costs incurred related to general and administrative activities during fiscal 2020, is primarily attributable to an increase in costs related to the directors and officers insurance policy and an increase in legal expenses and increase in stock-based compensation costs and is partially offset by a decrease in travel expenses and a decrease in costs related to patents. During fiscal 2020, as part of our general and administrative expenses, we incurred expenses of $714,000 related to stock-based compensation costs, as compared to an expense of $591,000 during fiscal 2019. The increase is mainly attributable to new grants during fiscal 2020.

Financial income, net

Net financial income, was $246,000 for fiscal 2020 as compared to net financial income of $576,000 for fiscal 2019. The decrease is mainly attributable to a decrease in the fair market value of some investments.

Taxes on income

No taxes on income were recognized for fiscal 2020 as compared to $300,000 for fiscal 2019. The decrease is due to withholding taxes in connection with the receipt of a milestone payment pursuant to the License Agreement during 2019.

Fiscal 2019 compared with Fiscal 2018

For a discussion of fiscal 2019 compared with fiscal 2018, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

Liquidity and Capital Resources

From our inception through August 31, 2020, we have incurred losses in an aggregate amount of $92,614,000. During that period we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of $101,509,000, net of transaction costs. During that period we also received cash consideration of $5,892,000 from the exercise of warrants and options. We will seek to obtain additional financing through similar sources in the future as needed. As of August 31, 2020, we had $19,296,000 of available cash, $11,060,000 of short term deposits and $13,472,000 of marketable securities.

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

As of August 31, 2020, our total current assets were $40,511,000 and our total current liabilities were $4,536,000. On August 31, 2020, we had a working capital surplus of $35,975,000 and an accumulated loss of $92,614,000. As of August 31, 2019, our total current assets were $33,324,000 and our total current liabilities were $5,308,000. On August 31, 2019, we had a working capital surplus of $28,016,000 and an accumulated loss of $81,103,000. The increase in working capital surplus from August 31, 2019 to August 31, 2020 was primarily due to an increase in cash and cash equivalents.

During fiscal 2020, cash and cash equivalents increased to $19,296,000 from $3,329,000 as of August 31, 2019, which is due to the reasons described below.

Operating activities used cash of $12,440,000 in fiscal 2020 compared to $12,940,000 used in fiscal 2019. Cash used in operating activities in fiscal 2020 and 2019 primarily consisted of net loss resulting from research and development and general and administrative expenses and changes in stock based compensation.

Investing activities provided cash of $4,626,000 in fiscal 2020, as compared to $11,259,000 used in fiscal 2019. Cash provided in investing activities in fiscal 2020 consisted primarily of the proceeds from short term deposits and redemption of held to maturity securities, partially offset by the acquisition of short and long terms marketable securities, while cash used in investing activities in fiscal 2019 consisted primarily of the proceeds from short term deposits, partially offset by the acquisition of short and long term marketable securities.

Financing activities provided cash of $23,786,000 in fiscal 2020, as compared to no financing activities in fiscal 2019. Cash provided by financing activities during fiscal 2020 consisted of proceeds from our issuance of common stock and warrants and proceeds from exercise of warrants and options. Our primary financing activities in fiscal 2020 were as follows:

●	During fiscal 2020, no warrants were exercised and 12,253 options were exercised for cash and resulted in the issuance of 12,253 shares of common stock. The cash consideration received for the exercise of options was $12,253. During fiscal 2019, no warrants or options were exercised.

●	In September and November 2019 and February and May 2020, we issued a total of 10,000 shares of our common stock, valued approximately $38,000, in the aggregate, to certain service providers as remuneration for services rendered.

●	On September 5, 2019, we entered into an Equity Distribution Agreement, or the Sales Agreement, pursuant to which we may, from time to time and at our option, issue and sell shares of our common stock having an aggregate offering price of up to $15,000,000 through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to our effective shelf registration statement on Form S-3 including a prospectus and prospectus supplement, each dated February 10, 2020 (which superseded a prior registration statement, prospectus and prospectus supplement that related to shares sold under the Sales Agreement). We will pay the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the Sales Agreement. As of August 31, 2020, 839,537 shares were issued under the Sales Agreement for aggregate net proceeds of $3,879,000.

●	On February 27, 2020, we entered into an underwriting agreement with National Securities Corporation, or the Underwriter, in connection with a public offering, or the Offering of 5,250,000 shares of our common stock, at an offering price of $4.00 per share. We also granted the Underwriter a 45-day option to purchase from us up to an additional 787,500 shares of common stock at the public offering price, or the Over-Allotment Option. In connection with the Offering, we also agreed to issue to the Underwriter, or its designees, warrants, or the Underwriter’s Warrants, to purchase up to an aggregate of 7% of the shares of common stock sold in the Offering (including any additional shares sold during the 45-day option period), at an exercise price of $4.80 per share. The Underwriter’s Warrants issued in the Offering will be exercisable at any time and from time to time, in whole or in part, commencing six months from issuance for a period of three years from the date of issuance. The closing of the sale of the Offering occurred on March 2, 2020. On April 9, 2020, we issued 180,561 shares of our common stock and 12,640 Underwriter’s Warrants pursuant to a partial exercise by the Underwriter of the Over-Allotment Option, or the Partial Over-Allotment Option Exercise. The net proceeds to us from the Offering, including from the Partial Over-Allotment Option Exercise, after deducting the underwriting discount and our Offering expenses were $19,894,000.

Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments at August 31, 2020, and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Clinical research study obligations	$4,801	$2,967	$1,834	$-	$-
Operating lease obligations	698	147	292	259	-
Royalty payment obligations	289	81	208	-	-
Accrued severance pay, net	18	-	-	-	18
Total	$5,806	$3,195	$2,334	$259	$18

Off-Balance Sheet Arrangements

As of August 31, 2020, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of August 31, 2020, we had $19.3 million in cash and cash equivalents, $11 million in short term bank deposits and $13.5 million in marketable securities.

We aim to preserve our financial assets, maintain adequate liquidity and maximize return while minimizing exposure to market risks. Such policy further provides that we should hold most of our current assets in bank deposits. As of today, the currency of our financial assets is mainly in U.S. dollars.

Marketable securities

We own 1,701,3571 common shares of D.N.A,117,000 ordinary shares of Entera and other tradable mutual funds which are presented in our financial statements as marketable securities. Marketable securities are presented at fair value and their realization is subject to certain limitations if sold through the market, and we are therefore exposed to market risk. There is no assurance that at the time of sale of the marketable securities the price per share will be the same or higher, nor that we will be able to sell all of the securities at once given the volume of securities we hold. Entera shares are traded on Nasdaq in U.S. dollars, while D.N.A shares are traded on the Tel Aviv Stock Exchange and the D.N.A shares’ price is denominated in NIS. We are also exposed to changes in the market price of the Entera and D.N.A shares, as well as to exchange rates fluctuations in the NIS currency compared to the U.S. dollar with respect to the D.N.A shares.

[1]	On November 10, 2019, D.N.A announced a reverse split so that every 6 common shares will become 1 common share. Consequently, our 10,208,144 shares become 1,701,357 shares.

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

Foreign Currency Exchange Risk and Inflation

A significant portion of our expenditures, including salaries, clinical research expenses, consultants’ fees and office expenses relate to our operations in Israel. The cost of those Israeli operations, as expressed in U.S. dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the NIS in relation to the U.S. dollar. If the U.S. dollar declines in value in relation to the NIS, it will become more expensive for us to fund our operations in Israel. In addition, as of August 31, 2020, we own net balances in NIS of approximately $160,000. Assuming a 10% appreciation of the NIS against the U.S. dollar, we would experience exchange rate gain of approximately $18,000, while assuming a 10% devaluation of the NIS against the U.S. dollar, we would experience an exchange rate loss of approximately $15,000.

The exchange rate of the U.S. dollar to the NIS, based on exchange rates published by the Bank of Israel, was as follows:

	Year Ended August 31,
	2020	2019	2018
Average rate for period	3.490	3.623	3.544
Rate at period-end	3.326	3.535	3.604

We do not use any currency hedging transactions of options or forwards to decrease the risk of financial exposure from fluctuations in the exchange rate of the U.S. dollar against the NIS.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of August 31, 2020 based on the current framework for Internal Control-Integrated Framework (2013) set forth by The Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2020 at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2020 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is certain information with respect to the individuals who are our directors and executive officers.

Name	Age	Position
Nadav Kidron	46	President, Chief Executive Officer and Director

Miriam Kidron	80	Chief Scientific Officer and Director

Avraham Gabay	35	Chief Financial Officer, Treasurer and Secretary

Joshua Hexter	50	Chief Operating & Business Officer

Aviad Friedman	49	Director

Arie Mayer	64	Director

Kevin Rakin	60	Chairman, Director

Leonard Sank	55	Director

Gao Xiaoming	58	Director

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

Mr. Avraham Gabay was appointed Chief Financial Officer, Treasurer and Secretary effective June 2019. Prior to his appointment, from 2015 until 2019, Mr. Gabay served as a corporate controller at Orcam Technologies Ltd., a company which develops, manufactures and sells a wearable assistive technology device for people who are blind, visually impaired or have reading or other disabilities. From 2014 to 2015, Mr. Gabay provided economic services in the advisory department of KPMG Israel, a certified public accounting firm. From 2013 until 2014, Mr. Gabay worked in the tax department of the law firm, Gornitzky & Co. Mr. Gabay holds a bachelor’s degree in law and accounting from Tel-Aviv University and is a certified public accountant in Israel and a member of the Israeli Bar Association.

Mr. Joshua Hexter was appointed Chief Operating & Business Officer, effective September 2019. Prior to his appointment, Mr. Hexter served as Chief Business Officer at BrainsWay Ltd. (Nasdaq/TASE: BWAY) from 2018 to 2019, commercial stage medical device company focused on the development and sale of non-invasive neuromodulation products. From 2013 to 2018, Mr. Hexter served as Chief Operating Officer and VP Business Development of the Company and from 2007 to 2013, Mr. Hexter was a Director or Executive Director of BioLineRx Ltd. (Nasdaq/TASE: BLRX), a biopharmaceutical development company dedicated to identifying, in-licensing and developing innovative therapeutic candidates. Prior to his employment with BioLineRx, Mr. Hexter was a member of the board of directors and Chief Executive Officer of Biosensor Systems Design, Inc., a company developing market-driven biosensors. Mr. Hexter holds a bachelor’s degree from the University of Wisconsin and a master’s degree in management from Boston University.

Mr. Aviad Friedman became a director in August 2016. Mr. Friedman is an international businessman. Since 2007, he has been Chief Executive Officer of Most Properties 1998 Ltd. Mr. Friedman was the first Director General of Israel’s Ministry of Diaspora Affairs and served as personal advisor to Prime Minister Ariel Sharon from 2001 to 2005. Mr. Friedman served as Chief Operating Officer of one of Israel’s premier newspapers, Ma’ariv from 2003 to 2007, and has more than 18 years of experience serving on boards of public and private companies including Maayan Ventures, Capital Point, Rosetta Green Ltd. and Aerodrome Groupe Ltd. Mr. Friedman additionally served as an investor and consultant at Rhythmia Medical Inc. from 2007, and was actively involved in the sale of the company to Boston Scientific in 2012. Mr. Friedman holds a bachelor’s degree and master’s degree with honors in Public Administration from Bar-Ilan University.

We believe that Mr. Friedman’s qualifications to serve on our Board include his experience in serving as a director of public and private companies as well as his knowledge and familiarity with corporate finance.

Dr. Arie Mayer became a director in December 2019. Dr. Mayer is currently the Managing Director and Chairman of the Board of Merck Life Science Israel (formerly Sigma-Aldrich Israel Ltd.) and has held that position since January 2010. Dr. Mayer has held various roles with Sigma-Aldrich Israel Ltd. since 1995 and was instrumental in introducing and developing the Cell Culture and Molecular Biology business for Sigma Aldrich Israel Ltd. Dr. Mayer holds a Bachelor of Science degree in chemistry from Hebrew University and a Ph.D. in biochemistry from Israel Institute of Technology.

We believe that Dr. Mayer’s qualifications to serve on our Board include his experience as an executive in the biotechnology industry, as well as his experience and relevant education in the fields of chemistry and biochemistry.

Mr. Kevin Rakin became a director in August 2016 and Chairman of the Board in July 2017. Mr. Rakin is a co-founder and partner at HighCape Partners, a growth equity life sciences fund where he has served since 2013. From June 2011 to November 2012, Mr. Rakin was the President of Regenerative Medicine at Shire plc, or Shire, a leading specialty biopharmaceutical company. Prior to joining Shire, Mr. Rakin served as the Chairman and Chief Executive Officer of Advanced BioHealing, Inc. from 2007 until its acquisition by Shire for $750 million in June 2011. Mr. Rakin currently serves on the boards of Nyxoah SA, HighCape Capital Acquisition Corp., Aziyo Biologics, Inc. and on the boards of number of private companies. Mr. Rakin holds an MBA from Columbia University and received his graduate and undergraduate degrees in Commerce from the University of Cape Town, South Africa.

We believe that Mr. Rakin’s qualifications to serve on our Board include his extensive experience as an executive in the biotechnology industry, as well as his service in positions in various companies as a chief executive officer, chief financial officer and president and his involvement in public and private financings and mergers and acquisitions in the biotechnology industry.

Mr. Leonard Sank became a director in October 2007. Mr. Sank is a South African entrepreneur and businessman, whose interests lie in entrepreneurial endeavors and initiatives, with over 20 years’ experience of playing significant leadership roles in developing businesses. For the past nineteen years, Mr. Sank has served on the boards of a few national businesses and local non-profit charity organizations in Cape Town and South Africa, where he resides.

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

Board of Directors

There are no agreements with respect to the election of directors. Each director is elected for a period of one year at our annual meeting of stockholders and serves until the next such meeting and until his or her successor is duly elected or until his or her earlier resignation or removal. The Board may also appoint additional directors. A director so chosen or appointed will hold office until the next annual meeting of stockholders and until his or her successor is duly elected and qualified or until his or her earlier resignation or removal. The Board has determined that Aviad Friedman, Arie Mayer, Kevin Rakin, Leonard Sank and Gao Xiaoming are independent as defined under the rules promulgated by the Nasdaq. Mr. Gao is the chief executive officer of HTIT, a stockholder holding more than 5% of our common stock and was initially appointed to serve on our Board pursuant to the terms of the securities purchase agreement with HTIT dated November 30, 2015, but does not otherwise have any relationship with us. The Board considered this relationship and determined that they would not interfere with Mr. Gao’s exercise of independent judgment in carrying out the responsibilities of a director.

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

Board Meeting Attendance

During fiscal 2020, our Board held 7 meetings and took actions by written consent on 8 occasions. Board members are encouraged to attend our annual meetings of stockholders.

All of our directors, except Mr. Gao Xiaoming, attended at least 75% of the aggregate number of meetings of the Board and the committees that were held during the period such director served on the Board.

Committees

Audit Committee and Audit Committee Financial Expert

The members of our Audit Committee are Aviad Friedman, Arie Mayer and Kevin Rakin. Our Board has determined that Aviad Friedman is an “audit committee financial expert” as set forth in Item 407(d)(5) of Regulation S-K and that all members of the Audit Committee are “independent” as defined by the rules of the SEC and the Nasdaq rules and regulations. The Audit Committee operates under a written charter that is posted on the “Investors” section of our website, www.oramed.com. The primary responsibilities of our Audit Committee include:

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

Compensation Committee

The members of our Compensation Committee are Aviad Friedman, Kevin Rakin and Leonard Sank. The Board has determined that all of the members of the Compensation Committee are “independent” as defined by the rules of the SEC and Nasdaq rules and regulations. The Compensation Committee operates under a written charter that is posted on the “Investors” section of our website, www.oramed.com. The primary responsibilities of our Compensation Committee include:

●	Reviewing, negotiating and approving, or recommending for approval by our Board the salaries and incentive compensation of our executive officers;

●	Administering our equity based plans and making recommendations to our Board with respect to our incentive-compensation plans and equity-based plans; and

●	Making recommendations to our Board with respect to director compensation.

Nominating Committee

The members of our Nominating Committee are Aviad Friedman and Leonard Sank. The Board has determined that all of the members of the Nominating Committee are “independent” as defined by the rules of the SEC and Nasdaq rules and regulations. The Nominating Committee operates under a written charter that is posted on the “Investors” section of our website, www.oramed.com. The primary responsibilities of our Nominating Committee include:

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

Delinquent Section 16(a) Reports

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to us during fiscal 2020, we believe that during fiscal 2020, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements, except: (a) Aviad Friedman, one of our directors, failed to timely file a Form 4 reporting his January 8, 2020 acquisition of options to purchase 20,000 shares of our common stock. Mr. Friedman filed a Form 4 reporting this transaction on January 14, 2020, (b) Gao Xiaoming, one of our directors, failed to timely file a Form 4 reporting his January 8, 2020 acquisition of options to purchase 20,000 shares of our common stock. Mr. Gao filed a Form 4 reporting this transaction on January 14, 2020, (c) Miriam Kidron, our Chief Scientific Officer and one of our directors, failed to timely file a Form 4 reporting her January 8, 2020 acquisition of options to purchase 100,000 shares of our common stock. Ms. Kidron filed a Form 4 reporting this transaction on January 14, 2020, (d) Nadav Kidron, our President, Chief Executive Officer and one of our directors, failed to timely file a Form 4 reporting his January 8, 2020 acquisition of options to purchase 190,000 shares of our common stock. Mr. Kidron filed a Form 4 reporting this transaction on January 14, 2020, (d) Arie Mayer, one of our directors, failed to timely file a Form 4 reporting his January 8, 2020 acquisition of options to purchase 20,000 shares of our common stock. Mr. Mayer filed a Form 4 reporting this transaction on January 14, 2020, (e) Kevin Rakin, one of our directors, failed to timely file a Form 4 reporting his January 8, 2020 acquisition of options to purchase 20,000 shares of our common stock. Mr. Rakin filed a Form 4 reporting this transaction on January 14, 2020, and (f) Leonard Sank, one of our directors, failed to timely file a Form 4 reporting his January 8, 2020 acquisition of options to purchase 20,000 shares of our common stock. Mr. Sank filed a Form 4 reporting this transaction on January 14, 2020.

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

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This section explains the policies and decisions that shape our executive compensation program, including its specific objectives and elements, as it relates to our “named executive officers,” or NEOs. Our NEOs for fiscal 2020 are those four individuals listed in the “Summary Compensation Table” below. The Compensation Committee believes that our executive compensation is appropriately designed to incentivize our named executive officers to work for our long-term prosperity, is reasonable in comparison with the levels of compensation provided by comparable companies and reflects a reasonable cost. We believe our named executive officers are critical to the achievement of our corporate goals, through which we can drive stockholder value.

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

With respect to equity compensation, the Compensation Committee makes awards to executives under our 2019 Stock Incentive Plan, as amended and restated, or the 2019 Plan. Executive compensation is paid or granted based on such matters as the Compensation Committee deems appropriate, including our financial and operating performance and the alignment of the interests of the executive officers and our stockholders.

Elements of Compensation

Our executive officer compensation program is comprised of: (i) base salary or monthly compensation; (ii) discretionary bonus; (iii) long-term equity incentive compensation in the form of stock option grants; and (iv) benefits and perquisites.

In establishing overall executive compensation levels and making specific compensation decisions for our NEOs in fiscal 2020, the Compensation Committee considered a number of criteria, including the executive’s position, scope of responsibilities, prior base salary and annual incentive awards and expected contribution.

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

Base Salary

The Compensation Committee performs a review of base salaries and monthly compensation for our NEOs from time to time as appropriate. In determining salaries, the Compensation Committee members also take into consideration the scope of the NEOs’ responsibilities and independent third-party market data, such as compensation surveys to industry, individual experience and performance and contribution to our clinical, regulatory, commercial and operational performance. None of the factors above has a dominant weight in determining the compensation of our named executive officers, and our Compensation Committee considers the factors as a whole when considering such compensation. In addition, our Compensation Committee uses comparative data regarding compensation paid by peer companies in order to obtain a general understanding of current trends in compensation practices and ranges of amounts being awarded by other public companies, and not as part of an analysis or a formula.

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

In fiscal 2020, our Compensation Committee increased the base salaries of two of our NEOs by 10% and 15% as it deemed this to be a reasonable rate based on, among other factors, such NEO’s increased responsibilities and time passed since the last salary increase.

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

Long-Term Equity Incentive Compensation

Long-term incentive compensation allows the NEOs to share in any appreciation in the value of our common stock. The Compensation Committee believes that stock participation aligns executive officers’ interests with those of our stockholders. Equity incentive awards are generally made at the commencement of employment and following a significant change in job responsibilities, or to meet other special retention or performance objectives. The amounts of the awards are designed to reward past performance and create incentives to meet long-term objectives. Awards are made at a level expected to be competitive within the biotechnology industry, as well as with Israeli-based companies. Awards are made on a discretionary basis and not pursuant to specific criteria set out in advance. In determining the amount of each grant, the Compensation Committee also takes into account the number of shares held by the executive prior to the grant. The vesting schedule for NEOs generally provides for annual installments for new grants, though the Compensation Committee also utilizes quarterly vesting from time to time, as well as performance-based vesting. The Compensation Committee believes that time-based vesting encourages recipients to build stockholder value over a long period of time and that performance-based vesting encourages recipients to achieve goals that benefit the Company.

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

The Company pays for certain direct costs, related taxes and expenses incurred in connection with the relocation of our CEO to United States. During fiscal 2020, such relocation expenses totaled approximately $515,693, and included mainly payments intended to reflect the difference in the cost of living between Israel and the United States, relocation expenses, accommodation allowances, education allowances, health insurance and related taxes.

Say-on-Pay Vote

Our stockholders approved, on an advisory basis, our executive compensation program at our annual meeting of stockholders held on August 3, 2020. We did not seek or receive any specific feedback from our stockholders concerning our executive compensation program during the past fiscal year. The Compensation Committee did not specifically rely on the results of the prior vote in making any compensation-related decisions during fiscal 2020.

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

Compensation Committee Members:

Aviad Friedman
Kevin Rakin
Leonard Sank

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation earned by our NEOs for fiscals 2020, 2019 and 2018.

Name and Principal Position	Year (1)	Salary ($) (2)	Bonus ($) (2)(3)	Option Awards ($) (4)(5)	All Other Compensation ($) (2)(6)	Total ($)
Nadav Kidron	2020	439,076	220,582	569,062	539,131	1,767,851
President and CEO and director(7)	2019	419,460	224,975	398,910	507,750	1,551,095
	2018	436,310	148,795	522,569	442,326	1,550,000

Miriam Kidron	2020	305,840	70,000	299,506	13,354	688,700
Chief Scientific Officer and director(8)	2019	267,386	123,149	211,128	14,503	616,166
	2018	273,595	46,614	253,204	13,643	587,056

Avraham Gabay	2020	130,554	15,591	-	44,912	191,418
Chief Financial Officer(9)	2019	32,122	-	73,928	9,441	115,491

Joshua Hexter	2020	190,801	12,169	351,128	54,735	608,833
Chief Operating & Business Officer(10)	2019	52,848	-	-	9,022	61,870
	2018	161,002	26,895	269,196	50,505	507,598

(1)	The information is provided for each fiscal year, which begins on September 1 and ends on August 31.

(2)	Amounts paid for Salary, Bonus and All Other Compensation were originally denominated in NIS and were translated into U.S. Dollars at the then current exchange rate for each payment.

(3)	Bonuses were granted at the discretion of the Compensation Committee.

(4)	The amounts reflect the grant date fair value, as calculated pursuant to FASB ASC Topic 718, of these option awards. The assumptions used to determine the fair value of the option awards are set forth in Note 8 to our audited consolidated financial statements included in this Annual Report on Form 10-K. Our NEOs will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.

(5)	Amounts exclude the fair market value of the options that were re-granted on September 11, 2020, as it was offset by the negative amount created by the cancelled options (that is, it was accounted for as a modification under FASB ASC Topic 718, and no incremental compensation expense was recorded). For more information about the regrant see Note 7(a) to our audited consolidated financial statements included in this Annual Report on Form 10-K. For more information about the regrant fair market value see “Grants of Plan-Based Awards” below.

(6)	See “All Other Compensation Table” below.

(7)	Mr. Kidron receives certain compensation from Oramed Ltd. through KNRY, Ltd., an Israeli entity owned by Dr. Miriam Kidron, or KNRY. See “—Employment and Consulting Agreements” below.

(8)	Dr. Kidron receives compensation from Oramed Ltd. through KNRY. See “—Employment and Consulting Agreements” below.

(9)	Mr. Gabay was appointed as Chief Financial Officer, effective June 1, 2019.

(10)	Mr. Hexter was appointed Chief Operating & Business Officer, effective September 19, 2019. From 2013 to 2018, Mr. Hexter served as Chief Operating Officer and VP Business Development of the Company.

All Other Compensation Table

The “All Other Compensation” amounts set forth in the Summary Compensation Table above consist of the following:

Name	Year	Automobile- Related Expenses ($)	Manager’s Insurance* ($)	Education Fund* ($)	Relocation Expenses** ($)	Total ($)
Nadav Kidron	2020	23,438	--	--	515,693	539,131
	2019	21,090	--	--	486,660	507,750
	2018	12,596	--	--	429,730	442,326

Miriam Kidron	2020	13,354	--	--	--	13,354
	2019	14,503	--	--	--	14,503
	2018	13,643	--	--	--	13,643

Avraham Gabay	2020	16,625	18,606	9,681	--	44,912
	2019	2,808	4,405	2,228	--	9,441

Joshua Hexter	2020	13,685	26,820	14,230	--	54,735
	2019	4,409	1,985	2,628	--	9,022
	2018	13,909	24,623	11,973	--	50,505

*	Manager’s insurance and education funds are customary benefits provided to employees based in Israel. Manager’s insurance is a combination of severance savings (in accordance with Israeli law), defined contribution tax-qualified pension savings and disability insurance premiums. An education fund is a savings fund of pre-tax contributions to be used after a specified period of time for educational or other permitted purposes.

**	Relocation expenses represents additional compensation for the period during which Mr. Kidron was in the United States. These expenses mainly include relocation expenses, supplemental living expenses, accommodation allowances, education allowances, health insurance and related costs.

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

The Consulting Agreements are both terminable by either party upon 140 days prior written notice. The Consulting Agreements, as amended, provide that KNRY will be reimbursed for reasonable expenses incurred in connection with performance of the Consulting Agreements and that Nadav Kidron receives a monthly consulting fee of NIS 127,570 and Miriam Kidron receives a monthly consulting fee of NIS 92,522. Pursuant to the Consulting Agreements, KNRY, Nadav Kidron and Miriam Kidron each agree that during the term of the Consulting Agreements and for a 12-month period thereafter, none of them will compete with Oramed Ltd. nor solicit employees of Oramed Ltd.

We, through Oramed Ltd., have entered into an employment agreement with Avraham Gabay as of May 16, 2019, pursuant to which Mr. Gabay was appointed as Chief Financial Officer, Treasurer and Secretary of the Company and Oramed Ltd., effective June 1, 2019. In accordance with the employment agreement, as amended, Mr. Gabay’s current gross monthly salary is NIS 38,500. In addition, Mr. Gabay is provided with a cellular phone and a company car pursuant to the terms of his agreement.

We, through Oramed Ltd., have entered into an employment agreement with Joshua Hexter as of August 5, 2019, pursuant to which Mr. Hexter was appointed as Chief Operating & Business Officer of the Company and Oramed Ltd., effective September 19, 2019. In accordance with the employment agreement, as amended, Mr. Hexter’s current gross monthly salary is NIS 56,000. In addition, Mr. Hexter is provided with a cellular phone and a company car pursuant to the terms of his agreement.

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

GRANTS OF PLAN-BASED AWARDS

The following table shows grants of plan-based equity awards made to our NEOs during fiscal 2020:

Name	Grant Date	Options Awards: Number of Securities Underlying Options (#)	Grant Date Fair Value of Stock Awards ($)
Avraham Gabay(1)	9/11/2019	33,146	61,893
Joshua Hexter(2)	9/11/2019	100,000	224,123
Joshua Hexter(3)	9/11/2019	100,000	127,005
Miriam Kidron(4)	9/11/2019	104,000	211,128
Nadav Kidron(5)	9/11/2019	196,500	398,910
Miriam Kidron(6)	1/8/2020	100,000	299,506
Nadav Kidron(7)	1/8/2020	190,000	569,062

(1)	These options were canceled and re-granted under our 2019 Plan, in the same amounts and under the same terms as the original grants. These options were originally granted on June 17, 2019. 5,396 vested on December 31, 2019, and the balance vests in 3 equal installments of 9,250 on each of December 31, 2020, December 31, 2021 and December 31, 2022.
(2)	These options were granted under our 2019 Plan and vest in 16 equal installments of 6,250 on the first day of each three months period beginning November 1, 2019. 25,000 of the options vested as of August 31, 2020.
(3)	These options were granted under the 2019 Plan and vest upon achievement of certain performance conditions, such as consummating licensing agreements and entering into R&D collaboration agreements.
(4)	These options were canceled and re-granted under the 2019 Plan in the same amounts and under the same terms as the original grants. These options were originally granted on February 26, 2019. 26,000 vested on December 31, 2019, and the balance vests in 3 equal installments of 26,000 on each of December 31, 2020, December 31, 2021 and December 31, 2022.
(5)	These options were canceled and re-granted under the 2019 Plan in the same amounts and under the same terms as the original grants. These options were originally granted on February 26, 2019. 49,125 vested on December 31, 2019, and the balance vests in 3 equal installments of 49,125 on each of December 31, 2020, December 31, 2021 and December 31, 2022.
(6)	These options were granted under our 2019 Plan and vest in 4 equal installments of 25,000 on each of December 31, 2020, December 31, 2021, December 31, 2022 and December 31, 2023.
(7)	These options were granted under our 2019 Plan and vest in 4 equal installments of 47,500 on each of December 31, 2020, December 31, 2021, December 31, 2022 and December 31, 2023.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information concerning stock options and stock awards held by the NEOs as of August 31, 2020.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of shares that have not vested (#)		Market value of shares that have not vested ($)
Nadav Kidron
	72,000	(1)	-		4.08	8/8/22
	47,134	(2)	-		12.45	4/9/24
	49,000	(3)	-		7.77	6/30/27
	48,500	(4)	48,500	(4)	8.14	1/31/28
							0	(7)(8)	0
	49,125	(10)	147,375	(10)(13)	3.16	2/26/29
			190,000	(15)	4.80	1/8/30

Miriam Kidron
	72,000	(1)	-		4.08	8/8/22
	47,134	(2)	-		12.45	4/9/24
	69,999	(5)	-		7.77	6/30/27
	23,500	(6)	23,500	(6)	8.14	1/31/28
							0	(9)	0
	26,000	(11)	78,000	(11)(13)	3.16	2/26/29
			100,000	(16)	4.80	1/8/30

Avraham Gabay	5,396	(12)	27,750	(12)(13)	3.55	6/17/29

Joshua Hexter	25,000	(14)	175,000	(14)	3.69	9/11/29

(1)	On August 8, 2012, 72,000 options were granted to each of Nadav Kidron and Miriam Kidron under the Second Amended and Restated 2008 Stock Incentive Plan, or the 2008 Plan, at an exercise price of $4.08 per share; 21,000 of such options vested immediately on the date of grant and the remainder vested in seventeen equal monthly installments, commencing on August 31, 2012. The options have an expiration date of August 8, 2022.

(2)	On April 9, 2014, 47,134 options were granted to each of Nadav Kidron and Miriam Kidron under the 2008 Plan at an exercise price of $12.45 per share; 15,710 of such options vested on April 30, 2014 and the remainder vested in eight equal monthly installments, commencing on May 31, 2014. The options have an expiration date of April 9, 2024.

(3)	On June 30, 2017, 147,000 options were granted to Nadav Kidron under the 2008 Plan at an exercise price of $7.77 per share; 49,000 of such options vested on December 31, 2017 and the remainder vest in two equal installments of 49,000 on each of December 31, 2018 and December 31, 2019, subject to the Company share price reaching the target of $9.50 and $12.50 per share, respectively. The options expire on June 30, 2027. As of August 31, 2020, 98,000 options were forfeited.

(4)	On January 31, 2018, 97,000 options were granted to Nadav Kidron under the 2008 Plan at an exercise price of $8.14 per share; 48,500 of such options vested on each of January 1, 2019 and January 1, 2020 and the reminder vest in two equal installments of 24,250 on each of January 1, 2021 and January 1, 2022. The options expire on January 31, 2028.

(5)	On June 30, 2017, 69,999 options were granted to Miriam Kidron under the 2008 Plan at an exercise price of $7.77 per share; Such options vested in 3 equal installments of 23,333 on each of December 31, 2017, December 31, 2018 and December 31, 2019. The options have an expiration date of June 30, 2027.

(6)	On January 31, 2018, 47,000 options were granted to Miriam Kidron under the 2008 Plan at an exercise price of $8.14 per share; 23,500 of such options vested in 2 equal installments of 11,750 on each of January 1, 2019 and January 1, 2020 and the reminder shall vest in 2 equal installments of 11,750 on each of January 1, 2021 and January 1, 2022. The options expire on January 31, 2028.

(7)	On November 13, 2014, 9,788 RSUs, representing a right to receive shares of the Company’s common stock, were granted to Nadav Kidron. The RSUs vested in two equal installments, each of 4,894 shares, on November 30 and December 31, 2014. The shares of common stock underlying the RSUs will be issued upon request of the grantee.

(8)	On February 23, 2015, 79,848 RSUs, representing a right to receive shares of the Company’s common stock, were granted to Nadav Kidron. The RSUs vested in 23 installments consisting of one installment of 6,654 shares on February 28, 2015 and 22 equal monthly installments of 3,327 shares each, commencing March 31, 2015. The shares of common stock underlying the RSUs will be issued upon request of the grantee.

(9)	On June 30, 2017, 75,000 RSUs, representing a right to receive shares of the Company’s common stock, were granted to Miriam Kidron. The RSUs vested immediately, have an exercise price of $0.012 per share of common stock and expire on June 30, 2027.

(10)	On February 26, 2019, 196,500 options were granted to Nadav Kidron under the 2008 Plan at an exercise price of $3.16 per share; 49,125 of such option vested on December 31, 2019 and the reminder shall vest in three equal installments of 49,125 on each of December 31, 2020, December 31, 2021 and December 31, 2022. The options expire on February 26, 2029. For additional information please see note 13 below.

(11)	On February 26, 2019, 104,000 options were granted to Miriam Kidron under the 2008 Plan at an exercise price of $3.16 per share; 26,000 of such option vested on December 31, 2019 and the reminder shall vest in three equal installments of 26,000 on each of December 31, 2020, December 31, 2021 and December 31, 2022. The options expire on February 26, 2029. For additional information please see note 13 below.

(12)	On June 17, 2019, 33,146 options were granted to Avraham Gabay under the 2008 Plan at an exercise price of $3.55 per share; 5,396 of the options vested on December 31, 2019 and the remining options shall vest in 3 equal installments of 9,250 on each of December 31, 2020, December 31, 2021 and December 31, 2022. The options expire on June 17, 2029. For additional information please see note 13 below.

(13)	On September 11, 2019, the options in this table were canceled and re-granted under the 2019 Plan in the same amounts and under the same terms as the original grants.

(14)	On September 11, 2019, 200,000 options were granted to Joshua Hexter under the 2019 Plan at an exercise price of $3.69 per share; 100,000 of such options shall vest in 16 equal installments of 6,250 on the first day of every three month period beginning November 1, 2019 and the remaining 100,000 shall vest upon achievement of certain performance conditions, such as consummating licensing agreements and entering into R&D collaboration agreements. The options expire on November 9, 2029.

(15)	On January 8, 2020, 190,000 options were granted to Nadav Kidron under the 2019 Plan at an exercise price of $4.80 per share. Such options will vest in 4 equal installments of 47,500 on each of December 31, 2020, December 31, 2021, December 31, 2022 and December 31, 2023. The options expire on January 8, 2030.

(16)	On January 8, 2020, 100,000 options were granted to Miriam Kidron under the 2019 Plan at an exercise price of $4.80 per share. Such options will vest in 4 equal installments of 25,000 on each of December 31, 2020, December 31, 2021, December 31, 2022 and December 31, 2023. The options expire on January 8, 2030.

Compensation Committee Interlocks and Insider Participation

During fiscal 2020, Mr. Aviad Friedman, Mr. Kevin Rakin and Mr. Leonard Sank served as the members of our Compensation Committee. None of the members of our Compensation Committee is, or has been, an officer or employee of ours.

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

DIRECTOR COMPENSATION

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who is not an executive officer during fiscal 2020:

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards (2) ($)	Option Awards (3) ($)	All Other Compensation ($)	Total ($)
Nadav Kidron(1)	-	-	-	-	-
Miriam Kidron(1)	-	-	-	-	-
Aviad Friedman	20,000	-	55,505	-	75,505
Arie Mayer(4)	15,000	-	55,505	-	70,505
Kevin Rakin	20,000	-	55,505	-	75,505
Leonard Sank	20,000	-	55,505	-	75,505
Gao Xiaoming	20,000	-	55,505	-	75,505

(1)	Please refer to the Summary Compensation Table for executive compensation with respect to the named individual.

(2)	As of August 31, 2020, our non-employee directors then in office held options to purchase shares of our common stock as follows:

Name of Director	Aggregate Number of Shares Underlying Stock Awards
Aviad Friedman	40,857
Arie Mayer	20,000
Kevin Rakin	92,470
Leonard Sank	69,867
Gao Xiaoming	20,000

(3)	The amounts reflect the grant date fair value, as calculated pursuant to FASB ASC Topic 718, of these option awards. The assumptions used to determine the fair value of the option awards are set forth in Note 8 to our audited consolidated financial statements included in this Annual Report on Form 10-K. Our directors will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.

(4)	Mr. Mayer joined the Board as of December 5, 2019.

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

Other than as described above, we have no present formal plan for compensating our directors for their service in their capacity as directors. Other than indicated above, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments during fiscal 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Stock Option Plans

Our Board adopted the 2008 Plan and the 2019 Plan in order to attract and retain quality personnel.

The 2008 Plan, which is no longer utilized for new grants, provided for the grant of stock options, restricted stock, RSUs, and stock appreciation rights, collectively referred to as “awards.” Under the 2008 Plan, as amended, 2,400,000 shares were reserved for the grant of awards. As of August 31, 2020, options with respect to 2,287,989 shares had been granted, of which 563,804 had been forfeited, 182,227 had been exercised and 841,303 have expired. As of August 31, 2020, 525,824 RSUs had been granted, of which 164,636 have vested and the shares of common stock underlying those RSUs have been issued and 33,248 have been forfeited.

In August 2019, the Company became aware of a shareholder derivative claim and putative class action alleging, among other things, that the 2008 Plan may have terminated in 2018. However, the Company disputes these claims and believes that the 2008 Plan does not terminate until 2026, and any suggestion to the contrary is not well-founded. For the sake of clarity and out of an abundance of caution, the Company adopted the 2019 Plan, which was approved on August 29, 2019, at the Company’s 2019 shareholders meeting.

The 2019 Plan provides for the grant of stock options, restricted stock, RSUs, and stock appreciation rights, collectively referred to as “awards.” Under the 2019 Plan, 1,000,000 shares were initially reserved for the grant of awards. On June 29, 2020, and August 3, 2020, respectively, our Board and stockholders approved to amend and restate the 2019 Plan, the principal change being an increase in the number of shares of common stock available under the 2019 Plan from 1,000,000 shares to 3,000,000 shares. Stock options granted under the 2019 Plan may be either incentive stock options under the provisions of Section 422 of the Code, or non-qualified stock options. Under the 2019 Plan, as amended, 3,000,000 shares are reserved for the grant of awards, which may be issued at the discretion of our Board from time to time. As of August 31, 2020, options with respect to 999,646 shares have been granted, of which 20,000 have expired and none of them were exercised or forfeited. No RSUs have been granted under the 2019 Plan. Since the Company had granted options during the time after the 2008 Plan allegedly terminated, and out of an abundance of caution, the Company canceled these grants and re-granted certain of the options under 2019 Plan in the same amounts and under the same terms as the original grants.

The following table sets forth additional information with respect to our equity compensation plans as of August 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, RSUs and rights (a)	Weight- average exercise price of outstanding options, RSUs and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,864,664	$4.97	2,000,354
Equity compensation plans not approved by security holders	--	--	--
Total	1,864,664	$4.97	2,000,354

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of November 24, 2020 by: (1) each person who is known by us to own beneficially more than 5% of our common stock; (2) each director; (3) each of our NEOs listed above under “Summary Compensation Table”; and (4) all of our directors and current executive officers as a group. On such date, we had 23,675,530 shares of common stock outstanding.

As used in the table below and elsewhere in this form, the term “beneficial ownership” with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following November 24, 2020. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, (1) each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity and (2) the address of each of the individuals named below is: c/o Oramed Pharmaceuticals Inc., 1185 Avenue of the Americas, Third Floor, New York, NY 10036.

Name and Address of Beneficial Owner	Number of Shares		Percentage of Shares Beneficially Owned
Regals Fund LP
152 West 57th Street, 9th Floor
New York, NY 10019	1,317,123	(1)	5.6%
Nadav Kidron #+	2,718,813	(2)	11.4%
Miriam Kidron #+	376,383	(3)	1.6%
Aviad Friedman #	49,714	(4)	*
Avraham Gabay+	14,646	(5)	*
Joshua Hexter+	101,250	(6)	*
Arie Mayer #	9,666	(7)	*
Kevin Rakin #	79,136	(8)	*
Leonard Sank #	628,546	(9)	2.7%
Gao Xiaoming #	1,162,033	(10)	4.9%

All current executive officers and directors, as a group (nine persons)	3,999,881	(11)	16.7%

*	Less than 1%

#	Director

+	NEO

(1)	Regals Management is the investment manager of Regals Fund LP, the owner of record of these shares of common stock. David Slager is the managing member of the general partner of Regals Management. All investment decisions are made by Mr. Slager, and thus the power to vote or direct the votes of these shares of common stock, as well as the power to dispose or direct the disposition of such shares of common stock is held by Mr. Slager through Regals Management.

(2)	Includes 386,634 shares of common stock issuable upon the exercise of outstanding stock options and 89,636 shares of Common Stock underlying vested RSUs that are issuable upon request. On November 30, 2015, we entered into a securities purchase agreement with HTIT pursuant to which, among other things, Nadav Kidron will serve as proxy and attorney in fact of HTIT, with full power of substitution, to cast on behalf of HTIT all votes that HTIT is entitled to cast with respect to 1,155,367 shares of common stock, or the Purchased Shares, at any and all meetings of our stockholders, to consent or dissent to any action taken without a meeting and to vote all the Purchased Shares held by HTIT in any manner Mr. Kidron deems appropriate except for matters related to our activities in the People’s Republic of China, on which Mr. Kidron will consult with HTIT before taking any action as proxy. Mr. Nadav’s beneficial ownership includes the 1,155,367 shares of common stock held by HTIT, as well as 218,603 shares of common stock held by Xiaopeng Li, a former director of the Company, over which he holds a similar proxy.

(3)	Includes 301,383 shares of common stock issuable upon the exercise of outstanding stock options and 75,000 shares of Common Stock underlying vested RSUs that are issuable upon request.

(4)	Includes 27,523 shares of common stock issuable upon the exercise of outstanding stock options and 12,191 shares of common stock owned by Shikma, of which Mr. Friedman is the sole owner and chief executive officer. All investment decisions are made by Mr. Friedman, and thus the power to vote or direct the votes of these shares of common stock, as well as the power to dispose or direct the disposition of such shares of common stock is held by Mr. Friedman through Shikma.

(5)	Includes 14,646 shares of common stock issuable upon the exercise of outstanding stock options.

(6)	Includes 31,250 shares of common stock issuable upon the exercise of outstanding stock options.

(7)	Includes 6,666 shares of common stock issuable upon the exercise of outstanding stock options.

(8)	Includes 79,136 shares of common stock issuable upon the exercise of outstanding stock options

(9)	Includes: (a) 374,999 shares of common stock held by Mr. Sank; (b) 78,125 shares of common stock held by Mr. Sank’s wife; (c) 36,533 shares of common stock issuable to Mr. Sank upon the exercise of outstanding stock options; and (d) 138,889 shares of common stock owned by a company wholly owned by a trust of which Mr. Sank is a trustee. Mr. Sank disclaims beneficial ownership of the securities referenced in (b) and (d) above.

(10)	Includes 6,666 shares of common stock issuable upon the exercise of outstanding stock options and 1,155,367 shares of Common Stock held by HTIT. Mr. Gao is the chairman of HTIT.

(11)	Includes 890,467 shares of Common Stock issuable upon the exercise of options beneficially owned by the referenced persons and 164,636 shares of Common Stock underlying vested RSUs that are issuable upon request.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During fiscals 2020 and 2019, except for compensation arrangements described elsewhere herein, we did not participate in any transaction, and we are not currently participating in any proposed transaction, or series of transactions, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons had, or will have, a direct or indirect material interest.

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

The Board has determined that Aviad Friedman, Arie Mayer, Kevin Rakin, Leonard Sank and Gao Xiaoming are independent as defined under the rules promulgated by Nasdaq.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed by Kesselman & Kesselman, independent registered public accounting firm, and member firm of PricewaterhouseCoopers International Limited, for services rendered to us during fiscals 2020 and 2019:

	2020	2019
Audit Fees(1)	$95,000	$96,000
Audit-Related Fees(2)	101,000	-
Tax Fees(3)	2,000	1,000
All Other Fees	-	-
Total Fees	$198,000	$97,000

(1)	Amount represents fees paid for professional services for the audit of our consolidated annual financial statements, review of our interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Represents fees paid for services rendered in connection with our Offering.

(3)	Represents fees paid for tax consulting services.

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

_____________________________

________________

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Oramed Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oramed Pharmaceuticals Inc. and its subsidiaries (the “Company”) as of August 31, 2020 and 2019, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of their operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1(k) to the audited consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers during the year ended August 31, 2019.

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

November 24, 2020

We have served as the Company’s auditor since 2008.

Kesselman & Kesselman, Trade Tower, 25 Hamered Street, Tel-Aviv 6812508, Israel,
P.O Box 50005 Tel-Aviv 6150001 Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

ORAMED PHARMACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS

In thousands (except share and per share data)

	August 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,296	$3,329
Short-term deposits (note 2)	11,060	25,252
Marketable securities (note 3)	9,544	3,701
Prepaid expenses and other current assets	611	1,042
Total current assets	40,511	33,324

LONG-TERM ASSETS:
Long-term deposits and investment (note 4)	2	1
Marketable securities (note 3)	3,928	1,295
Amounts funded in respect of employee rights upon retirement	18	19
Property and equipment, net	99	24
Operating lease right of use assets	75	-
Total long-term assets	4,122	1,339
Total assets	$44,633	$34,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses (note 5)	$1,699	$2,541
Deferred revenues	2,703	2,703
Payable to related parties (note 11c)	90	64
Operating lease liabilities	44	-
Total current liabilities	4,536	5,308

LONG-TERM LIABILITIES:
Deferred revenues	6,947	9,658
Employee rights upon retirement	18	22
Provision for uncertain tax position (note 10f)	11	11
Operating lease liabilities	31	-
Other liabilities	211	271
Total long-term liabilities	7,218	9,962

COMMITMENTS (note 6)

STOCKHOLDERS’ EQUITY:
Common stock, $ 0.012 par value (60,000,000 authorized shares as of August 31, 2020 and 30,000,000 authorized shares as of August 31, 2019; 23,675,530 and 17,383,359 shares issued and outstanding as of August 31, 2020 and 2019, respectively)	284	208
Additional paid-in capital	125,209	100,288
Accumulated deficit	(92,614)	(81,103)
Total stockholders’ equity	32,879	19,393
Total liabilities and stockholders’ equity	$44,633	$34,663

The accompanying notes are an integral part of the financial statements.

ORAMED PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

In thousands (except share and per share data)

	Year ended August 31,
	2020	2019
REVENUES	$2,710	$2,703
COST OF REVENUES (INCOME) (note 6f)	-	90
RESEARCH AND DEVELOPMENT EXPENSES	10,235	13,522
GENERAL AND ADMINISTRATIVE EXPENSES	4,232	3,722
OPERATING LOSS	11,757	14,631

FINANCIAL INCOME (note 9a)	690	1,061
FINANCIAL EXPENSES (note 9b)	444	485
LOSS BEFORE TAXES ON INCOME	11,511	14,055

TAXES ON INCOME (note 10d)	-	300
NET LOSS FOR THE YEAR	$11,511	$14,355

UNREALIZED INCOME ON AVAILABLE FOR SALE SECURITIES	-	-
TOTAL OTHER COMPREHENSIVE INCOME	-	-
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	$11,511	$14,355

LOSS PER SHARE OF COMMON STOCK:
BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	$0.56	$0.82
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	20,532,347	17,454,489

The accompanying notes are an integral part of the financial statements.

ORAMED PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

in thousands

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	$	capital	income	deficit	equity
	In thousands
BALANCE AS OF SEPTEMBER 1, 2018	17,369	$207	$99,426	$702	$(69,223)	$31,112
INITIAL ADOPTION OF ASU 2016-01				(702)	702	0
INITIAL ADOPTION OF ASC 606					1,773	1,773
SHARES ISSUED FOR SERVICES	14	1	54			55
STOCK-BASED COMPENSATION			808			808
NET LOSS					(14,355)	(14,355)
BALANCE AS OF AUGUST 31, 2019	17,383	208	100,288	-	(81,103)	19,393
SHARES ISSUED FOR SERVICES	10	*	38			38
ISSUANCE OF COMMON STOCK, NET	6,270	75	23,698			23,773
EXERCISE OF WARRANTS AND OPTIONS	12	1	12			13
STOCK-BASED COMPENSATION	-	-	1,173			1,173
NET LOSS					(11,511)	(11,511)
BALANCE AS OF AUGUST 31, 2020	23,675	284	125,209	-	(92,614)	32,879

* Represents an amount of less than $1.

The accompanying notes are an integral part of the financial statements

ORAMED PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Year ended August 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,511)	$(14,355)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	7	8
Exchange differences and interest on deposits and held to maturity bonds	546	(183)
Stock-based compensation	1,173	808
Change at fair value of investments	465	437
Shares issued for services	38	55
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	431	(468)
Accounts payable, accrued expenses and related parties	(816)	501
Deferred revenue	(2,710)	297
Liability for employee rights upon retirement	(4)	2
Other liabilities	(59)	(42)
Total net cash used in operating activities	(12,440)	(12,940)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(82)	(15)
Purchase of short-term deposits	(27,204)	(24,990)
Purchase of mutual funds	(3,750)	-
Purchase of long-term deposits	-	(4,237)
Purchase of held to maturity securities	(8,428)	(1,357)
Proceeds from sale of short-term deposits	40,891	38,611
Proceeds from maturity of held to maturity securities	3,200	3,250
Funds in respect of employee rights upon retirement	(1)	(3)
Total net cash provided by (used in) investing activities	4,626	11,259

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants, net of issuance costs	23,773	-
Proceeds from exercise of warrants and options	13	-
Total net cash provided by financing activities	23,786	-
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5)	14
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,967	(1,667)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,329	4,996
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,296	$3,329

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Taxes paid	-	300
Interest received	$1,313	$929

The accompanying notes are an integral part of the financial statements

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

a.	General

1)	Incorporation and operations

Oramed Pharmaceuticals Inc. (collectively with its subsidiaries, the “Company”, unless the context indicates otherwise) was incorporated on April 12, 2002, under the laws of the State of Nevada. From incorporation until March 3, 2006, the Company was an exploration stage company engaged in the acquisition and exploration of mineral properties. On February 17, 2006, the Company entered into an agreement with Hadasit Medical Services and Development Ltd. to acquire the provisional patent related to orally ingestible insulin capsule to be used for the treatment of individuals with diabetes.

On May 14, 2007, the Company incorporated a wholly-owned subsidiary in Israel, Oramed Ltd. (the “Subsidiary”), which is engaged in research and development.

On March 11, 2011, the Company was reincorporated from the State of Nevada to the State of Delaware.

On July 30, 2019, the Company’s subsidiary incorporated a wholly-owned subsidiary in Hong Kong, Oramed HK Limited (the “Hong Kong Subsidiary”). As of August 31, 2020, the Hong Kong Subsidiary has no operation.

On November 30, 2015, the Company entered into a Technology License Agreement (the “TLA”), with Hefei Tianhui Incubation of Technologies Co. Ltd. (“HTIT”) and on December 21, 2015, the parties entered into an Amended and Restated Technology License Agreement that was further amended by the parties on June 3, 2016 and July 24, 2016 (the “License Agreement”). According to the License Agreement, the Company granted HTIT an exclusive commercialization license in the territory of the People’s Republic of China, Macau and Hong Kong (the “Territory”), related to the Company’s oral insulin capsule, ORMD-0801 (the “Product”). Pursuant to the License Agreement, HTIT will conduct, at its own expense, certain pre-commercialization and regulatory activities with respect to the Subsidiary’s technology and ORMD-0801 capsule, and will pay to the Subsidiary (i) royalties of 10% on net sales of the related commercialized products to be sold by HTIT in the Territory (“Royalties”), and (ii) an aggregate of $37,500, of which $3,000 was payable immediately, $8,000 will be paid subject to the Company entering into certain agreements with certain third parties, and $26,500 will be paid upon achievement of certain milestones and conditions. In the event that the Company does not meet certain conditions, the Royalties rate may be reduced to a minimum of 8%. Following the final expiration of the Company’s patents covering the technology in the Territory in 2033, the Royalties rate may be reduced, under certain circumstances, to 5%.

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

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

As of August 31, 2020, the Company has received milestone payments in an aggregate amount of $20,500 as follows: the initial payment of $3,000 was received in January 2016. Following the achievement of certain milestones, the second and third payments of $6,500 and $4,000, respectively, were received in July 2016, the fourth milestone payment of $4,000 was received in October 2016 and the fifth milestone payment of $3,000 was received in January 2019.

On August 21, 2020, the Company received a letter from HTIT, disputing certain pending payment obligations of HTIT under the TLA. The payment obligation being disputed is $4,000, out of which only an amount of $2,000 has been received and has been included in Deferred revenue in each of the consolidated balance sheets as of the fiscal years ended August 31, 2020, and 2019. In addition, the dispute includes a payment obligation of $2,000 for certain milestones that the Company asserts it met under the TLA subsequent to the fiscal year ended August 31, 2020. The Company wholly disputes the claims made by HTIT and has been engaged in discussions and exchanges with HTIT in an attempt to clarify and resolve disagreements between the parties regarding milestone payments and work plan implementation.

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

For the Company’s revenue recognition policy see note 1k.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

d.	Functional currency

The currency of the primary economic environment in which the operations of the Company and its Subsidiaries are conducted is the U.S. dollar (“$” or “dollar”). Therefore, the functional currency of the Company and its Subsidiaries is the dollar.

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

The consolidated financial statements include the accounts of the Company and its Subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

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

As of August 31, 2020, the assets measured at fair value are comprised of equity securities (Level 1). The fair value of held to maturity bonds as presented in note 3 was based on a Level 2 measurement.

As of August 31, 2020, the carrying amounts of cash equivalents, short-term deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.

As of August 31, 2020, the carrying amounts of long-term deposits approximate their fair values due to the stated interest rates which approximate market rates.

The amounts funded in respect of employee rights are stated at cash surrender value which approximates its fair value.

There were no Level 3 items for the years ended August 31, 2020 and 2019.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

h.	Marketable securities

1)	Equity securities

In January 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which updates certain aspects of recognition, measurement, presentation and disclosure of financial assets and financial liabilities (“ASU 2016-01”). The guidance requires entities to recognize changes in fair value in net income rather than in accumulated other comprehensive income. The Company adopted the provisions of this update in the first quarter of fiscal year 2019. Following the adoption, as of September 1, 2018, the Company classified the available for sale securities (investments in equity securities of D.N.A Biomedical Solutions Ltd. (“D.N.A”), Entera Bio Ltd. (“Entera”) and other mutual funds) to financial assets measured at fair value through profit or loss. The Company adopted the standard using the modified retrospective method and, accordingly, reclassified the cumulative unrealized gain from accumulated other comprehensive income to a reduction of its accumulated deficit in an amount of $702.

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

As of the date of issuing these financial statements, all amounts due from HTIT with regard to the License Agreement have been received, as described in note 1 above. However, the balance of prepaid expenses and other current assets composed of $290 was due as an expenses reimbursement from HTIT.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Since the customer benefits from the services as the entity performs, revenue is recognized over time through the expected product submission date in June 2023, using the input method. The Company used the input method to measure the process for the purpose of recognizing revenue, which approximates the straight-line attribution. The Company used significant judgment when it determined the product submission date.

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

Amounts that were allocated to the License Agreement as of August 31, 2020 aggregated $22,383, all of which was received through the balance sheet date. Through August 31, 2020, the Company recognized revenue associated with this agreement in the aggregate amount of $12,732 (of which $2,710 was recognized in the twelve-months period ended August 31, 2020), and deferred the remaining amount of $9,650, which is presented as a contract liability on the condensed consolidated balance sheet.

l.	Cost of revenues

Cost of revenues consists of royalties to the IIA related to the License Agreement with HTIT. The royalties are recognized when proceeds related to the License Agreement are received.

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

Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. The Company outsources a substantial portion of its clinical trial activities, utilizing external entities such as Clinical Research Organizations (“CROs”), independent clinical investigators, and other third-party service providers to assist the Company with the execution of its clinical studies. For each clinical trial that the Company conducts, clinical trial costs are expensed immediately.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On September 1, 2019 the Company adopted the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718) Improvements to Nonemployee Share-based Payments. This ASU was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions are being measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions.

o.	Loss per common share

Basic and diluted net loss per common share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding for each period. Outstanding stock options, warrants and RSUs have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for all periods presented. The weighted average number of stock options, warrants and RSUs excluded from the calculation of diluted net loss was 5,025,723 and 4,423,325 for the years ended August 31, 2020 and 2019, respectively.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

p.	Newly issued and recently adopted Accounting Pronouncements

1.	In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which supersedes the existing guidance for lease accounting, Leases (Topic 840). The new standard requires a lessee to record assets and liabilities on its balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the lessee’s income statement. The Company adopted this standard as of September 1, 2019 on a modified retrospective basis and will not restate comparative periods. The Company elected the package of practical expedients permitted under the transition guidance within the new standard which, among other things, allows the Company to carryforward the historical lease classification. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off of its balance sheet. The Company recognized those lease payments in its statements of operations on a straight-line basis over the lease period. As of the adoption date, the Company recognized an operating lease asset and liability of $168 and $168, respectively, as of September 1, 2019 on its balance sheet.

2.	On September 1, 2019 the Company adopted the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718) Improvements to Nonemployee Share-based Payments. This ASU was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions are being measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. The adoption of this slandered had no material impact on the Company’s consolidated financial statements.

q.	Recently issued Accounting Pronouncements, not yet adopted

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments.” This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance will be effective for the fiscal year beginning after December 15, 2022, including interim periods within that year. The adoption of this guidance will not have a significant impact on the Company’s consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 2 - SHORT-TERM DEPOSITS:

Composition:

	August 31,
	2020		2019
	Annual interest rate	Amount	Annual interest rate	Amount
Dollar deposits	0.85-1.60%	$11,060	1.80-3.44%	$25,252

NOTE 3 - MARKETABLE SECURITIES:

a.	Composition:

The Company’s marketable securities include investments in equity securities of D.N.A, Entera, mutual funds and in held to maturity bonds.

Composition:

	August 31,
	2020	2019
Short-term:
D.N.A (see b below)	$246	$557
Entera (see c below)	150	304
Held to maturity bonds (see d below)	5,369	2,840
Preferred equity	481	-
Mutual funds*	3,298	-
	$9,544	$3,701

Long-term:
Held to maturity bonds (see d below)	$3,928	$1,295
	$13,472	$4,996

*	Mutual funds include equity funds only

b.	D.N.A

The D.N.A ordinary shares are traded on the Tel Aviv Stock Exchange. The fair value of those securities is measured at the quoted prices of the securities on the measurement date.

During the years ended August 31, 2020 and 2019, the Company did not sell any of the D.N.A ordinary shares. As of August 31, 2020, the Company owns approximately 5.6% of D.N.A’s outstanding ordinary shares.

The cost of the securities as of August 31, 2020 and 2019 is $595.

c.	Entera

Entera ordinary shares have been traded on The Nasdaq Capital Market since June 28, 2018. The Company measures the investment at fair value from such date, since it has a readily determinable fair value (prior to such date the investment was accounted for as a cost method investment (amounting to $1)).

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 3 - MARKETABLE SECURITIES (continued):

d.	Held to maturity bonds

The amortized cost and estimated fair value of held-to-maturity securities at August 31, 2020, are as follows:

	August 31, 2020
	Amortized cost	Gross unrealized gains (losses)	Estimated fair value	Average yield to maturity rate
Short-term:
Commercial bonds	$5,295	$(29)	$5,266	2.26%
Accrued interest	74	-	74

Long-term	3,928	56	3,984	2.20%
	$9,297	$27	$9,324

The amortized cost and estimated fair value of held-to-maturity securities at August 31, 2019, are as follows:

	August 31, 2019
	Amortized cost	Gross unrealized gains (losses)	Estimated fair value	Average yield to maturity rate
Short-term:
Commercial bonds	$2,808	$6	$2,814	2.90%
Accrued interest	32	-	32

Long-term	1,295	4	1,299	2.47%
	$4,135	$10	$4,145

Held to maturity securities which will mature during the 12 months from the balance sheet date are included in short-term marketable securities. Held to maturity securities with maturity dates of more than one year are considered long-term marketable securities.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 4 - LONG-TERM DEPOSITS AND INVESTMENT:

Composition:
	August 31,
	2020	2019
Lease car deposits	2	1
	$2	$1

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Composition:
	August 31,
	2020	2019
Accounts payable	$594	$1,337
Payroll and related accruals	54	25
Institutions	19	33
Accrued liabilities	1,032	1,146
	$1,699	$2,541

NOTE 6 - COMMITMENTS:

a.	In March 2011, the Subsidiary sold shares of its investee company, Entera, to D.N.A, retaining 117,000 ordinary shares (after giving effect to a stock split by Entera in July 2018). In consideration for the shares sold to D.N.A, the Company received, among other payments, ordinary shares of D.N.A (see also note 3).

As part of this agreement, the Subsidiary entered into a patent transfer agreement (the “Patent Transfer Agreement”) according to which the Subsidiary assigned to Entera all of its right, title and interest in and to a certain patent application related to the oral administration of proteins that it has licensed to Entera since August 2010. Under this agreement, the Subsidiary is entitled to receive from Entera royalties of 3% of Entera’s net revenues (as defined in the agreement) and a license back of that patent application for use in respect of diabetes and influenza. As of August 31, 2020, Entera had not yet realized any revenues and had not paid any royalties to the Subsidiary. On December 11, 2018, Entera announced that it had entered into a research collaboration and license agreement (the “Amgen License”) with Amgen related to research of inflammatory disease and other serious illnesses. As reported by Entera, under the terms of the Amgen License, Entera will receive a modest initial technology access fee from Amgen and will be responsible for preclinical development at Amgen’s expense. Entera will be eligible to receive up to $270,000 in aggregate payments, as well as tiered royalties up to mid-single digits, upon achievement of various clinical and commercial milestones if Amgen decides to move all of these programs forward. Amgen is responsible for clinical development, manufacturing and commercialization of any of the resulting programs. To the extent the Amgen License results in net revenues as defined in the Patent Transfer Agreement, the Subsidiary will be entitled to the aforementioned royalties.

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

The annual lease payment was New Israeli Shekel (“NIS”) 119,000 ($35) from October 2016 through September 2018 and NIS 132,000 ($39) from October 2018 through September 2021, and is linked to the increase in the Israeli consumer price index (“CPI”).

On August 2, 2020, the Subsidiary entered into a new lease agreement for its facilities in Israel. The new lease agreement is for a period of 60 months commencing September 1, 2020. The Company has the option to extend the period in another 60 months. The annual lease payment, including management fees, is NIS 435,000 ($130). The Company intends to terminate its current lease agreement before moving to the new office.

As security for its obligation under these lease agreements, the Company provided a bank guarantee in an amount equal to three monthly lease payments.

c.	On December 18, 2017, the Subsidiary entered into an agreement with a vendor for the process development and production of one of its oral capsule ingredients in the amount of $2,905 that will be paid over the term of the engagement and based on the achievement of certain development milestones, of which $1,542 was recognized in research and development expenses through August 31, 2020.

d.	On September 2, 2020 (effective as of January 15, 2020), the Subsidiary entered into a CRO Services Agreement with a third party to retain it as a CRO for the Subsidiary’s phase 3 clinical trial for its oral insulin. As consideration for its services, the Subsidiary will pay the CRO a total amount of $21,589 during the term of the engagement and based on achievement of certain milestones, of which $178 was recognized in research and development expenses through August 31, 2020.

e.	On September 16, 2020 (effective as of January 15, 2020), the Subsidiary entered into a CRO Services Agreement with a third party to retain it as a CRO for the Subsidiary’s phase 3 clinical trial for its oral insulin. As consideration for its services, the Subsidiary will pay the CRO a total amount of $12,343 during the term of the engagement and based on achievement of certain milestones, of which $400 was recognized in research and development expenses through August 31, 2020.

f.	Grants from the Israel Innovation Authority (“IIA”)

Under the terms of the Company’s funding from the IIA, royalties of 3% are payable on sales of products developed from a project so funded, up to a maximum amount equaling 100%-150% of the grants received (dollar linked) with the addition of interest at an annual rate based on LIBOR.

At the time the grants were received, successful development of the related projects was not assured. The total amount that was received through August 31, 2020 was $2,207. All grants were received before fiscal year 2020 and recorded as a reduction of Research and development expenses at that time.

The royalty expenses which are related to the funded project were recognized in cost of revenues in the year ended August 31, 2020 and in prior periods.

g.	Grants from the European Commission (“EC”)

During fiscal year 2020, the Company received an aggregate payment of €50 from the EC under The European Innovation Council Accelerator (previously known as SME Instrument) of the European Innovation Programme Horizon 2020.

As part of the grant terms, the Company is required to use the proceeds from the grant in Europe. The Company intends on using the grant to explore the possibility of running clinical trials in Europe.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 7 - STOCKHOLDERS’ EQUITY:

The following are the significant capital stock transactions that took place during the years ended August 31, 2020 and 2019:

a.	In August 2019, the Company became aware of a shareholder derivative claim and putative class action alleging, among other things, that the Second Amended and Restated 2008 Stock Incentive Plan (the “2008 Plan”) may have terminated in 2018. However, the Company disputed these claims and believes that the 2008 Plan does not terminate until 2026 and any suggestion to the contrary is not well-founded. For the sake of clarity and out of an abundance of caution, the Company adopted a new option plan, which was approved at its 2019 shareholder meeting. Such 2019 Stock Incentive Plan, as amended and restated (the “2019 Plan”) originally allowed the Company to grant up to 1,000,000 options. Since the Company had granted options during the time after the old plan allegedly terminated, and out of an abundance of caution, the Company canceled these grants and reissued the options under the new option plan in the same amounts and under the same terms as the original grants. The cancelation and grants were approved by the Company’s board on September 11, 2019. Out of the available options under the 2019 Plan, the Company have been granted 563,646 to replace the options under dispute as mentioned above. The cancellation of the award accompanied by the concurrent grant of a replacement award was accounted for as modification of the terms of the cancelled award. Since the replacement award was given under the same terms as the cancelled award, no incremental compensation cost was recognized. On August 3, 2020, the stockholders of the Company adopted the amended and restated 2019 Plan which increased the shares available to grant under the plan by an additional 2,000,000 to 3,000,000 options.

b.	On September 5, 2019, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”), pursuant to which the Company may, from time to time and at the Company’s option, issue and sell shares of Company common stock having an aggregate offering price of up to $15,000, through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to the Company’s effective shelf registration statement on Form S-3 including a prospectus and prospectus supplement, each dated February 10, 2020 (which superseded a prior registration statement, prospectus and prospectus supplement that related to shares sold under the Sales Agreement). The Company will pay the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the Sales Agreement. As of August 31, 2020, 839,357 shares were issued under the Sales Agreement for aggregate net proceeds of $3,879.

c.	On February 27, 2020, the Company entered into an underwriting agreement (“Agreement”) with National Securities Corporation (“Underwriter”), in connection with a public offering (“Offering”) of 5,250,000 shares of the Company’s common stock, at an offering price of $4.00 per share. Under the terms of the Agreement, the Company granted the Underwriter a 45-day option to purchase from the Company up to an additional 787,500 shares of common stock at the public offering price (“Over-Allotment Option”). In connection with the Offering, the Company also agreed to issue to the Underwriter, or its designees, warrants (“Underwriter’s Warrants”), to purchase up to an aggregate of 7% of the shares of common stock sold in the Offering (including any additional shares sold during the 45-day option period), at an exercise price of $4.80 per share. The Underwriter’s Warrants issued in the Offering will be exercisable at any time and from time to time, in whole or in part, commencing six months from issuance for a period of three years from the date of issuance. The closing of the sale of the Offering occurred on March 2, 2020. On April 9, 2020, the Company issued 180,561 shares of Common Stock and 12,640 Underwriter’s Warrants pursuant to a partial exercise by the Underwriter of the Over-Allotment Option (“Partial Over-Allotment Option Exercise”). The net proceeds to the Company from the Offering, including from the Partial Over-Allotment Option Exercise, after deducting the underwriting discount and the Company’s estimated Offering expenses were $19,894.

d.	As of August 31, 2020, the Company had outstanding warrants exercisable commencing January 6, 2019 for 3,407,820 shares of common stock at exercise prices ranging from $4.80 to $7.8125 per share and expiring from January 6, 2022 to April 10, 2029.

The following table presents the warrant activity for the years ended August 31, 2020 and 2019:

	Year ended August 31,
	2020		2019
	Warrants	Weighted- Average Exercise Price	Warrants	Weighted- Average Exercise Price
Warrants outstanding at beginning of year	3,007,680	$7.27	3,007,680	$7.27
Issued	400,140	$4.77	-	$-
Exercised	-	$-	-	$-
Expired	-	$-	-	$-
Warrants outstanding at end of year	3,407,820	$6.98	3,007,680	$7.27
Warrants exercisable at end of year	3,407,820	$6.98	3,007,680	$7.27

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 8 - STOCK-BASED COMPENSATION:

The Company makes awards only under the 2019 Plan, under which, the Company had reserved a pool of 3,000,000 shares of the Company’s common stock which may be issued at the discretion of the Company’s Board of Directors from time to time. Under this 2019 Plan, each option is exercisable into one share of common stock of the Company. The options may be exercised after vesting and in accordance with vesting schedules which will be determined by the Board of Directors for each grant. The maximum term of the options is 10 years.

The following are the significant stock options transactions with employees, board members and non-employees made during the years ended August 31, 2020 and 2019:

a.	On February 26, 2019, the Company granted options to purchase an aggregate of 360,000 shares of common stock of the Company at an exercise price of $3.16 per share (equivalent to the closing price of the Company’s common stock on the date of grant) as follows: 196,500 to the CEO; 104,000 to the CSO; and 59,500 to employees of the Subsidiary. 49,125, 26,000 and 14,875 options of the CEO, CSO and the employees, respectively, were vested and the remainder will vest in three equal annual installments on each of December 31, 2020, 2021 and 2022. These options expire on February 26, 2029. The fair value of all these options on the date of grant was $731, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $3.16; dividend yield of 0% for all years; expected volatility of 69.05%; risk-free interest rates of 2.54%; and expected term of 6.25 years.

b.	On April 10, 2019 and April 15, 2019, the Company granted options to its directors to purchase an aggregate of 30,000 shares of common stock of the Company at an exercise price of $4.17 and $4.13 per share, respectively (equivalent to the closing price of the Company’s common stock on the date of grant). 20,000 of such options vested immediately and the remaining 10,000 options vested on December 31, 2019. The fair value of all these options on the date of grant was $64, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $4.13 and $4.17, respectively; dividend yield of 0% for all years; expected volatility of 54.64% and 66.40%, respectively; risk-free interest rates of 2.37% and 2.28%, respectively; and expected term of 5 and 5.5 years, respectively.

c.	On June 17, 2019, the Company granted options to its chief financial officer to purchase an aggregate of 33,146 shares of common stock of the Company at an exercise price of $3.55 per share (equivalent to the closing price of the Company’s common stock on the date of grant). 5,396 of such options vested will vest on December 31, 2019 and the remaining 27,750 will vest in 3 equal installments on each of December 31, 2020, December 31, 2021 and December 31, 2022. The fair value of all these options on the date of grant was $74, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $3.55; dividend yield of 0% for all years; expected volatility of 67.79%; risk-free interest rates of 2.03%; and expected term of 6.25 years.

d.	On September 11, 2019, the Company granted options to its chief business and operation officer to purchase an aggregate of 100,000 shares of common stock of the Company at an exercise price of $3.69 per share (equivalent to the closing price of the Company’s common stock on the date of grant). The options shall vest in 16 equal installments of 6,250 on the first day of every three months period beginning November 1, 2019. As of August 31, 2020, 25,000 of such options are vested. The options expire on September 11, 2029. The fair value of all these options on the date of grant was $224, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $3.69; dividend yield of 0% for all years; expected volatility of 65.60%; risk-free interest rates of 1.89%; and expected term of 6.14 years.

e.	On September 11, 2019, the Company granted options to its chief business and operation officer to purchase an aggregate of 100,000 shares of common stock of the Company at an exercise price of $3.69 per share (equivalent to the closing price of the Company’s common stock on the date of grant). The options shall vest in 4 installments upon achievement of certain performance conditions. As of August 31, 2020, no such options are vested. The options expire on September 11, 2029. The fair value of all these options on the date of grant was $127, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $3.69; dividend yield of 0% for all years; expected volatility of 67.96%; risk-free interest rates of 1.68%; expected term of 6.91 years; and the probability that such performance conditions will occur.

f.	On January 8, 2020, the Company granted options to its directors to purchase an aggregate of 100,000 shares of common stock of the Company at an exercise price of $4.80 per share (equivalent to the closing price of the Company’s common stock on the date of grant). The options shall vest in three equal installments on each of December 31, 2020, December 31, 2021 and December 31, 2022. The options expire on January 8, 2030. The fair value of all these options on the date of grant was $278, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $4.80; dividend yield of 0% for all years; expected volatility of 62.55%; risk-free interest rates of 1.67%; and expected term of 5.99.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 8 - STOCK-BASED COMPENSATION (continued):

g.	On January 8, 2020, the Company granted options to purchase an aggregate of 290,000 shares of common stock of the Company at an exercise price of $4.80 per share (equivalent to the closing price of the Company’s common stock on the date of grant) as follows: 190,000 to the CEO and 100,000 to the CSO. The options will vest in four equal annual installments, on each of December 31, 2020, 2021, 2022 and 2023. These options expire on January 8, 2030. The fair value of all these options on the date of grant was $868, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $4.80; dividend yield of 0% for all years; expected volatility of 67.87%; risk-free interest rates of 1.67%; and expected term of 6.24 years.

h.	Options to employees, directors and non-employees

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model or Monte Carlo model with the following range of assumptions:

	For options granted in the year ended August 31,
	2020	2019
Expected option life (years)	5.74-6.24	5-6.25
Expected stock price volatility (%)	57.77-68.14	54.64-69.05
Risk free interest rate (%)	1.67-1.89	2.03-2.54
Expected dividend yield (%)	0.0	0.0

A summary of the status of the stock options granted to employees and directors as of August 31, 2020, and 2019, and changes during the years ended on those dates, is presented below:

	Year ended August 31,
	2020		2019
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
		$		$
Options outstanding at beginning of year	1,264,645	6.11	1,208,634	7.25
Changes during the year:
Granted	943,646	3.98	423,146	3.26
Forfeited	(392,646)	3.79	(136,084)	5.79
Expired	(206,243)	6.02	(231,051)	7.07
Exercised	(12,253)	1.00	-
Options outstanding at end of year	1,597,149	5.47	1,264,645	6.11
Options exercisable at end of year	687,024		709,383
Weighted average fair value of options granted during the year	$2.79		$2.06

Expenses recognized in respect of stock options granted to employees and directors, for the years ended August 31, 2020 and 2019 were $1,086 and $791, respectively.

The total intrinsic value of employees’ options exercised during the year ended August 31, 2020 was $27. None of the options were exercised by employees during the year ended August 31, 2019.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 8 - STOCK-BASED COMPENSATION (continued):

The following table presents summary information concerning the options granted to employees and directors outstanding as of August 31, 2020:

Exercise prices	Number outstanding	Weighted Average Remaining Contractual Life	Weighted average exercise price
$		Years	$
1.00 to 6.00	1,117,980	8.06	3.98
6.23 to 7.88	225,251	6.82	7.73
8.14 to 12.45	253,918	5.77	10.01
	1,597,149	7.52	5.47

687,024 of options granted to employees and directors that were outstanding as of August 31, 2020, were also exercisable as of August 31, 2020.

As of August 31, 2020, there were $1,167 of unrecognized compensation costs related to non-vested options previously granted to employees and directors. The unrecognized compensation costs are expected to be recognized over a weighted average period of 2.1 years.

A summary of the status of the stock options granted to non-employees outstanding as of August 31, 2020 and 2019, and changes during the years ended on those dates, is presented below:

	Year ended August 31,
	2020		2019
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
		$		$
Options outstanding at beginning of year	47,152	9.51	55,486	6.71
Changes during the year:
Granted	56,000	4.21	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	(8,334)	9.12
Options outstanding at end of year	103,152	6.64	47,152	9.51
Options exercisable at end of year	65,152	5.58	41,992	6.32
Weighted average fair value of options granted during the year	$2.47		-

The Company recorded stock-based compensation of $87 and $22 during the years ended August 31, 2020 and 2019, respectively, related to non-employees’ awards.

None of the options were exercised by non-employees during the years ended August 31, 2020 and 2019.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 8 - STOCK-BASED COMPENSATION (continued):

The following table presents summary information concerning the options granted to non-employees outstanding as of August 31, 2020:

Range of exercise prices	Number outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$		Years	$
3.74-5.08	56,000	9.30	4.22
6.00-7.36	47,152	5.21	6.29
	103,152	7.43	5.16

65,152 options granted to non-employees that were outstanding as of August 31, 2020, were also exercisable as of August 31, 2019.

As of August 31, 2020, there were $51 of unrecognized compensation costs related to non-vested options previously granted to non-employees. The unrecognized compensation costs are expected to be recognized over a weighted average period of 1.5 years.

i.	Restricted stock units

The following table summarizes the activities for unvested RSUs granted to employees and directors for the years ended August 31, 2020 and 2019:

	Year ended August 31,
	2020	2019
	Number of RSUs
Unvested at the beginning of period	164,636	165,796
Vested and issued	-	(290)
Forfeited	-	(870)
Outstanding at the end of the period	164,636	164,636
Vested and unissued	164,636	164,636

The Company recorded compensation income related to RSUs of $5 for the year ended August 31, 2019, related to RSU awards. During the year ended August 31, 2020, the Company did not record expense or income related to RSU.

As of August 31, 2020, there are no unrecognized compensation costs related to RSUs.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 9 - FINANCIAL INCOME AND EXPENSES

a.	Financial income

	Year ended August 31,
	2020	2019
Income from interest on deposits	$552	$909
Income from interest on corporate bonds	138	152
	$690	$1,061

b.	Financial expenses

	Year ended August 31,
	2020	2019
Exchange rate differences	$6	$14
Bank and broker commissions	6	4
Loss (gain) from securities, net	432	436
Other	-	31
	$444	$485

NOTE 10 - TAXES ON INCOME:

Taxes on income included in the consolidated statements of operations represent current taxes due to taxable income of the Company and its Subsidiary.

a.	Corporate taxation in the U.S.

The applicable corporate tax rate for the Company is 21% following the U.S. Tax Cuts and Jobs Act (the “TCJA”), excluding state tax and local tax. On December 22, 2017, the TCJA was signed into law, which among other changes reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018.

As of August 31, 2020, the Company has an accumulated tax loss carryforward of approximately $15,880 (as of August 31, 2019, $13,013). Under U.S. tax laws, subject to certain limitations, carryforward tax losses originating in tax years beginning after January 1, 2018, have no expiration date, but they are limited to 80% of the company's taxable income in any given tax year. carryforward tax losses originating in tax years beginning prior to January 1, 2018, expire 20 years after the year in which incurred. In the case of the Company, subject to potential limitations in accordance with the relevant law, the net loss carryforward will expire in the years 2027 through 2039.

b.	Corporate taxation in Israel:

The Subsidiary is taxed in accordance with Israeli tax laws. The corporate tax rates applicable to 2020 and 2019 is 23%.

As of August 31, 2020, the Subsidiary has an accumulated tax loss carryforward of approximately $57,900 (as of August 31, 2019, approximately $44,469). Under the Israeli tax laws, carryforward tax losses have no expiration date.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 10 - TAXES ON INCOME (continued):

c.	Deferred income taxes:

	August 31,
	2020	2019
In respect of:
Net operating loss carryforward	$16,652	$13,239
Research and development expenses	2,740	2,999
Less - valuation allowance	(19,392)	(16,238)
Net deferred tax assets	$-	$-

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

The reduction of the tax rate and TCJA had no impact on the net deferred taxes of the Company.

d.	Loss before taxes on income and income taxes included in the income statements of operations:

	Year ended August 31,
	2020	2019
Loss before taxes on income:
U.S.	$2,868	$2,283
Outside U.S.	8,643	11,772
	$11,511	$14,055
Taxes on income (tax benefit):
Current:
U.S.	-	-
Outside U.S.	-	300
	$-	$300

Taxes on income of $300 in the year ended August 31, 2019 resulted from withholding tax deducted from HTIT milestones payments, which were received during the year ended August 31, 2019, according to the License Agreement. As of August 31, 2020, the Company did not expect to reach taxable income in the 5 years following the balance sheet date, and therefore recognized this amount as taxes on income.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 10 - TAXES ON INCOME (continued):

e.	Reconciliation of the statutory tax benefit to effective tax expense

Following is a reconciliation of the theoretical tax expense, assuming all income is taxed at the regular tax rates applicable to companies in the United States, and the actual tax expense:

	Year ended August 31,
	2020	2019
Loss before income taxes as reported in the consolidated statement of comprehensive loss	$(11,511)	$(14,055)

Statutory tax benefit	(2,417)	(2,952)
Increase in income taxes resulting from:
Change in the balance of the valuation allowance for deferred tax	3,154	3,356
Disallowable deductions	135	86
Influence of different tax rate applicable to the Subsidiary and changes in tax rates from previous years	(872)	(490)
Withholding tax, see note 10d above	-	300
Uncertain tax position	-	-
Taxes on income for the reported year	$-	$300

f.	Uncertainty in Income Taxes

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

The following table summarizes the activity of the Company unrecognized tax benefits:

	Year ended August 31,
	2020	2019
Balance at Beginning of Year	$11	$11
Decrease in uncertain tax positions for the current year	-	-
Balance at End of Year	$11	$11

The Company does not expect unrecognized tax expenses to change significantly over the next 12 months.

The Company is subject to U.S. Federal income tax examinations for the tax years of 2016 through 2018.

The Subsidiary is subject to Israeli income tax examinations for the tax years of 2014 through 2019.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 10 - TAXES ON INCOME (continued):

g.	Valuation Allowance Rollforward

	Year ended August 31,
	Balance at beginning of period	Additions	Balance at end of period
Allowance in respect of carryforward tax losses:
Year ended August 31, 2020	$16,238	$3,154	$19,392
Year ended August 31, 2019	12,882	3,356	16,238

NOTE 11 - RELATED PARTIES - TRANSACTIONS:

a.	During each of the fiscal years of 2020 and 2019, the Company paid to directors $95 and $100, respectively, as directors’ fees.

b.	On July 1, 2008, the Subsidiary entered into two consulting agreements with KNRY Ltd. (“KNRY”), an Israeli company owned by the CSO, whereby the CEO and the CSO, through KNRY, provide services to the Company (the “Consulting Agreements”). The Consulting Agreements are both terminable by either party upon 140 days, prior written notice. The Consulting Agreements, as amended, provide that KNRY will be reimbursed for reasonable expenses incurred in connection with performance of the Consulting Agreements and that the monthly consulting fee paid to the CEO and the CSO is NIS 127,570 ($38) and NIS 92,522 ($28), respectively.

In addition to the Consulting Agreements, based on a relocation cost analysis prepared by consulting company ORI - Organizational Resources International Ltd., the Company pays for certain direct costs, related taxes and expenses incurred in connection with the relocation of the CEO to New York. During fiscal 2020 and 2019 such relocation expenses totaled $516 and $486, respectively.

c.	Balances with related parties:

	August 31,
	2020	2019
Accounts payable and accrued expenses - KNRY	$90	$64

d.	Expenses to related parties:

	Year ended August 31,
	2020	2019
KNRY	$766	$730
Nadav Kidron (CEO)	$801	785

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)	Exhibits

3.1*	Composite Copy of Certificate of Incorporation, as amended as of January 22, 2013, corrected February 8, 2013, as amended as of July 25, 2014, corrected September 5, 2017 and as further amended as of August 3, 2020.

3.2*	Composite Copy of Certificate of Incorporation, as amended as of January 22, 2013, corrected February 8, 2013, as amended as of July 25, 2014, corrected September 5, 2017 and as further amended as of August 3, 2020 (marked copy).

3.3	Amended and Restated By-laws (incorporated by reference from our current report on Form 8-K filed February 1, 2013).

4.1	Specimen Common Stock Certificate (incorporated by reference from our registration statement on Form S-1 filed February 1, 2013).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference from our current report on Form 8-K filed July 5, 2018).

4.3	Form of Underwriter’s Warrant (incorporated by reference from our current report on Form 8-K filed February 28, 2020).

4.4*	Description of Securities.

10.1+	Consulting Agreement by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Nadav Kidron (incorporated by reference from our current report on Form 8-K filed July 2, 2008).

10.2+	Amendment, dated July 13, 2013, to Consulting Agreement by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008 for the services of Nadav Kidron (incorporated by reference from our annual report on Form 10-K filed November 14, 2014).

10.3+	Amendment, dated November 13, 2014, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Nadav Kidron and Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed November 14, 2014).

10.4+	Amendment, dated July 21, 2015, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Nadav Kidron (incorporated by reference from our annual report on Form 10-K filed November 25, 2015).

10.5+	Amendment, dated June 27, 2016, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Nadav Kidron (incorporated by reference from our annual report on Form 10-K filed November 25, 2016).

10.6+	Amendment, dated November 28, 2016, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Nadav Kidron (incorporated by reference from our quarterly report on Form 10-Q filed January 11, 2017).

10.7+	Consulting Agreement by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our current report on Form 8-K filed July 2, 2008).

10.8+	Amendment, dated July 13, 2013, to Consulting Agreement by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008 for the services of Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed November 14, 2014).

10.9+	Amendment, dated July 21, 2015, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed November 25, 2015).

10.10+	Amendment, dated June 27, 2016, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed November 25, 2016).

10.11+	Amendment, dated June 30, 2017, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed November 29, 2017).

10.12+	Amendment, dated January 10, 2020, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our quarterly report on Form 10-Q filed April 6, 2020).

10.13+	Oramed Pharmaceuticals Inc. Second Amended and Restated 2008 Stock Incentive Plan (incorporated by reference from our definitive proxy statement on Schedule 14A filed August 4, 2016).

10.14+	Form of Restricted Stock Unit Notice and Restricted Stock Unit Agreement (incorporated by reference from our annual report on Form 10-K filed November 14, 2014).

10.15+	Form of Restricted Stock Unit Notice and Restricted Stock Unit Agreement between the Company and the CSO or CEO (incorporated by reference from our annual report on Form 10-K filed November 29, 2017).

10.16+	Form of Notice of Stock Option Award and Stock Option Award Agreement (incorporated by reference from our current report on Form 8-K filed July 2, 2008).

10.17+	Oramed Pharmaceuticals Inc. 2019 Stock Incentive Plan (incorporated by reference from our definitive proxy statement on Schedule 14A filed August 6, 2019).

10.18+	Oramed Pharmaceuticals Inc. Amended and Restated 2019 Stock Incentive Plan (incorporated by reference from our definitive proxy statement on Schedule 14A filed June 30, 2020).

10.19+	Form of Notice of Stock Option Award and Stock Option Award Agreement (incorporated by reference from our annual report on Form 10-K filed November 27, 2019).

10.20+	Employment Agreement, dated May 16, 2019, by and between Oramed Ltd. and Avraham Gabay (incorporated by reference from our current report on Form 8-K filed May 16, 2019).

10.21+	First Amendment, dated December 19, 2019, to Employment Agreement, entered into as of May 16, 2019, by and between Oramed Ltd. and Avraham Gabay (incorporated by reference from our quarterly report on Form 10-Q filed January 9, 2020).

10.22+	Clinical Trial Agreement, dated September 11, 2011, between Oramed Ltd., Hadasit Medical Research Services and Development Ltd., Miriam Kidron and Daniel Schurr (incorporated by reference from our annual report on Form 10-K/A filed December 21, 2012).

10.23+	Clinical Trial Agreement, dated July 8, 2009, between Oramed Ltd., Hadasit Medical Research Services and Development Ltd., Miriam Kidron and Itamar Raz (incorporated by reference from our current report on Form 8-K filed July 9, 2009).

10.24	Agreement, dated January 7, 2009, between Oramed Pharmaceuticals Inc. and Hadasit Medical Research Services and Development Ltd. (incorporated by reference from our current report on Form 8-K filed January 7, 2009).

10.25	Patent Transfer Agreement, dated February 22, 2011, between Oramed Ltd. and Entera Bio Ltd. (incorporated by reference from our registration statement on Form S-1 filed March 25, 2011).

10.26+	Representative Form of Indemnification Agreements between Oramed Pharmaceuticals Inc. and each of our directors and officers (incorporated by reference from our quarterly report on Form 10-Q filed January 9, 2020).

10.27+	Employment Agreement, dated August 18, 2019, between Oramed Ltd. and Joshua Hexter (incorporated by reference from our annual report on Form 10-K filed November 27, 2019).

10.28	Securities Purchase Agreement, dated November 30, 2015, between Oramed Pharmaceuticals, Inc. and Hefei Tianhui Incubator of Technologies Co., Ltd. (incorporated by reference from Schedule 13D/A filed by Nadav Kidron on December 29, 2015).

10.29	Amended and Restated Technology License Agreement, dated December 21, 2015, between Hefei Tianhui Incubator of Technologies Co., Ltd., Oramed Pharmaceuticals, Inc. and Oramed Ltd. (Confidential treatment has been granted for portions of this document. Incorporated by reference from our quarterly report on Form 10-Q filed January 13, 2016).

10.30	Amendment to the Amended and Restated Technology License Agreement, dated June 3, 2016, between Hefei Tianhui Incubator of Technologies Co., Ltd., Oramed Pharmaceuticals, Inc. and Oramed Ltd. (Confidential treatment has been requested for portions of this document. The confidential portions will be omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission) (incorporated by reference from our annual report on Form 10-K filed November 25, 2016).

10.31	Amendment to the Amended and Restated Technology License Agreement, dated July 24, 2016, between Hefei Tianhui Incubator of Technologies Co., Ltd., Oramed Pharmaceuticals, Inc. and Oramed Ltd. (Confidential treatment has been requested for portions of this document. The confidential portions will be omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission) (incorporated by reference from our annual report on Form 10-K filed November 25, 2016).

10.32	Service Agreement, dated as of June 3, 2016, between Oramed Ltd. and XERTECS GmbH (Confidential treatment has been granted for portions of this document. The confidential portions have been omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission) (incorporated by reference from our annual report on Form 10-K filed November 25, 2016).

10.33	General Technical Agreement between Oramed Ltd. and Premas Biotech Pvt. Ltd., dated July 24, 2016 (Confidential treatment has been granted for portions of this document. The confidential portions have been omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission) (incorporated by reference from our annual report on Form 10-K filed November 25, 2016).

10.34	Equity Distribution Agreement, dated September 5, 2019, between Oramed Pharmaceuticals Inc. and Canaccord Genuity LLC (incorporated by reference from our current report on Form 8-K filed September 5, 2019).

10.35	Amendment to the Equity Distribution Agreement, dated February 10, 2020, by and between the Company and Canaccord Genuity LLC (incorporated by reference from our quarterly report on Form 10-Q filed April 6, 2020).

10.36	Clinical Research Organization Services Agreement, dated February 14, 2018 and effective as of November 1, 2017, between Oramed Ltd. and Integrium, LLC (Confidential treatment has been granted for portions of this document. The confidential portions have been omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission.) (incorporated by reference from our quarterly report on Form 10-Q filed April 9, 2018).

10.37	Amendment #1 to Clinical Research Organization Services Agreement Protocol # ORA-D-015 between Oramed, Inc. and Integrium, LLC (incorporated by reference from our quarterly report on Form 10-Q filed July 10, 2019).

10.38	Amendment #2 to Clinical Research Organization Services Agreement Protocol # ORA-D-015 between Oramed, Inc. and Integrium, LLC (incorporated by reference from our quarterly report on Form 10-Q filed July 10, 2019).

10.39	Clinical Research Organization Services Agreement, dated September 2, 2020 and effective as of January 15, 2020, between Oramed Ltd. and Integrium, LLC (incorporated by reference from our Form 8-K filed September 9, 2020).

10.40	Clinical Research Organization Services Agreement, dated September 16, 2020 and effective as of January 15, 2020, between Oramed Ltd. and Integrium, LLC (incorporated by reference from our Form 8-K filed September 18, 2020).

21.1	Subsidiaries (incorporated by reference from our annual report on Form 10-K filed November 27, 2019).

23.1*	Consent of Kesselman & Kesselman, Independent Registered Public Accounting Firm.

31.1*	Certification Statement of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification Statement of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification Statement of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification Statement of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.1*	The following financial statements from the Company’s annual report on Form 10-K for the year ended August 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensation plan.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

/s/ NADAV KIDRON
Nadav Kidron,
President and Chief Executive Officer

Date: November 24, 2020

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ NADAV KIDRON	November 24, 2020
Nadav Kidron,
President and Chief Executive Officer and Director
(principal executive officer)

/s/ AVRAHAM GABAY	November 24, 2020
Avraham Gabay,
Chief Financial Officer
(principal financial and accounting officer)

/s/ AVIAD FRIEDMAN	November 24, 2020
Aviad Friedman,
Director

/s/ MIRIAM KIDRON	November 24, 2020
Miriam Kidron,
Director

/s/ ARIE MAYER	November 24, 2020
Arie Mayer,
Director

/s/ KEVIN RAKIN	November 24, 2020
Kevin Rakin,
Director

/s/ LEONARD SANK	November 24, 2020
Leonard Sank,
Director

/s/ GAO XIAOMING	November 24, 2020
Gao Xiaoming,
Director