Form 10-Q
period 2021-02-28
ORAMED PHARMACEUTICALS INC.
filed 2021-04-13
CIK 1176309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

Yes ☐     No ☒

As of April 13, 2021, there were 30,228,421 shares of the issuer’s common stock, $0.012 par value per share, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and the “Company” mean Oramed Pharmaceuticals Inc. and our wholly-owned subsidiaries, unless otherwise indicated. All dollar amounts refer to U.S. Dollars unless otherwise indicated.

On February 28, 2021, the exchange rate between the New Israeli Shekel, or NIS, and the dollar, as quoted by the Bank of Israel, was NIS 3.280 to $1.00. Unless indicated otherwise by the context, statements in this Quarterly Report on Form 10-Q that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

i

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2021

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	February 28,	August 31,
	2021	2020
Assets
CURRENT ASSETS:
Cash and cash equivalents	$33,805	$19,296
Short-term deposits	13,116	11,060
Marketable securities	9,868	9,544
Prepaid expenses and other current assets	683	611
Total current assets	57,472	40,511

LONG-TERM ASSETS:
Long-term deposits	2	2
Marketable securities	3,140	3,928
Amounts funded in respect of employee rights upon retirement	20	18
Property and equipment, net	415	99
Operating lease right-of-use assets	608	75
Total long-term assets	4,185	4,122
Total assets	$61,657	$44,633

Liabilities and stockholders’ equity
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,003	$1,699
Deferred revenues	2,703	2,703
Payable to related parties	87	90
Operating lease liabilities	139	44
Total current liabilities	5,932	4,536

LONG-TERM LIABILITIES:
Deferred revenues	5,606	6,947
Employee rights upon retirement	20	18
Provision for uncertain tax position	11	11
Operating lease liabilities	469	31
Other liabilities	177	211
Total long-term liabilities	6,283	7,218

COMMITMENTS (note 2)

STOCKHOLDERS’ EQUITY:
Common stock, $0.012 par value (60,000,000 authorized shares; 28,289,592 and 23,675,530 shares issued and outstanding as of February 28, 2021 and August 31, 2020, respectively)	339	284
Additional paid-in capital	151,895	125,209
Accumulated deficit	(102,792)	(92,614)
Total stockholders’ equity	49,442	32,879
Total liabilities and stockholders’ equity	$61,657	$44,633

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	Six months ended		Three months ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
REVENUES	$1,339	$1,348	$665	$674
COST OF REVENUES	-	-	-	-
RESEARCH AND DEVELOPMENT EXPENSES	9,643	5,342	3,869	3,320
GENERAL AND ADMINISTRATIVE EXPENSES	2,391	2,472	1,664	1,391
OPERATING LOSS	10,695	6,466	4,868	4,037
FINANCIAL INCOME (EXPENSES), NET	517	235	260	349
LOSS BEFORE TAXES ON INCOME	10,178	6,231	4,608	3,688
TAXES ON INCOME	-	-	-	-
NET LOSS FOR THE PERIOD	$10,178	$6,231	$4,608	$3,688
LOSS PER SHARE OF COMMON STOCK:
BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	$0.40	$0.35	$0.17	$0.21
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	25,359,960	17,645,372	27,004,268	17,818,429

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands

(UNAUDITED)

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	$	capital	deficit	equity
	In thousands
BALANCE AS OF AUGUST 31, 2020	23,675	$284	$125,209	$(92,614)	$32,879
CHANGES DURING THE SIX MONTH PERIOD ENDED FEBRUARY 28, 2021:
ISSUANCE OF COMMON STOCK, NET	3,996	48	22,210	-	22,258
EXERCISE OF WARRANTS AND OPTIONS	618	7	3,748	-	3,755
STOCK-BASED COMPENSATION	-	-	728	-	728
NET LOSS	-	-	-	(10,178)	(10,178)
BALANCE AS OF FEBRUARY 28, 2021	28,289	$339	$151,895	$(102,792)	$49,442

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	$	capital	deficit	equity
	In thousands
BALANCE AS OF AUGUST 31, 2019	17,383	$208	$100,288	$(81,103)	$19,393
CHANGES DURING THE SIX MONTH PERIOD ENDED FEBRUARY 29, 2020:
ISSUANCE OF COMMON STOCK, NET	441	5	2,311	-	2,316
SHARES ISSUED FOR SERVICES	8	*	30	-	30
EXERCISE OF WARRANTS AND OPTIONS	12	1	12	-	13
STOCK-BASED COMPENSATION	-	-	569	-	569
NET LOSS	-	-	-	(6,231)	(6,231)
BALANCE AS OF FEBRUARY 29, 2020	17,844	$214	$103,210	$(87,334)	$16,090

*	Represents an amount of less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands

(UNAUDITED)

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	$	capital	deficit	equity
	In thousands
BALANCE AS OF NOVEMBER 30, 2020	23,810	$286	$126,110	$(98,184)	$28,212
CHANGES DURING THE THREE MONTH PERIOD ENDED FEBRUARY 28, 2021:
ISSUANCE OF COMMON STOCK, NET	3,861	46	21,626	-	21,672
EXERCISE OF WARRANTS AND OPTIONS	618	7	3,748	-	3,755
STOCK-BASED COMPENSATION	-	-	411	-	411
NET LOSS	-	-	-	(4,608)	(4,608)
BALANCE AS OF FEBRUARY 28, 2021	28,289	$339	$151,895	$(102,792)	$49,442

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	$	capital	deficit	equity
	In thousands
BALANCE AS OF NOVEMBER 30, 2019	17,400	$209	$100,597	$(83,646)	$17,160
CHANGES DURING THE THREE MONTH PERIOD ENDED FEBRUARY 29, 2020:
ISSUANCE OF COMMON STOCK, NET	441	5	2,311	-	2,316
SHARES ISSUED FOR SERVICES	3	*	13	-	13
EXERCISE OF WARRANTS AND OPTIONS	-	-	-	-	-
STOCK-BASED COMPENSATION	-	-	289	-	289
NET LOSS	-	-	-	(3,688)	(3,688)
BALANCE AS OF FEBRUARY 29, 2020	17,844	$214	$103,210	$(87,334)	$16,090

*	Represents an amount of less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(UNAUDITED)

	Six months ended
	February 28, 2021	February 29, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,178)	$(6,231)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	30	2
Exchange differences and interest on deposits and held to maturity bonds	515	(17)
Changes in fair value of investments	(351)	121
Stock-based compensation	728	569
Shares issued for services	-	30
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(72)	479
Accounts payable, accrued expenses and related parties	1,304	(186)
Deferred revenues	(1,342)	(1,349)
Liability for employee rights upon retirement	2	(5)
Other liabilities	(37)	(38)
Total net cash used in operating activities	(9,401)	(6,625)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term deposits	(5,000)	(10,200)
Proceeds from sale of mutual funds	775	-
Purchase of held to maturity securities	(4,406)	-
Proceeds from sale of short-term deposits	2,500	15,000
Proceeds from maturity of held to maturity securities	4,366	2,100
Funds in respect of employee rights upon retirement	-	3
Purchase of property and equipment	(346)	(3)
Total net cash provided by investing activities	(2,111)	6,900

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	22,265	2,316
Proceeds from exercise of options	3,748	13
Total net cash provided by financing activities	26,013	2,329

EFFECT OF EXCHANGE RATE CHANGES ON CASH	8	1

INCREASE IN CASH AND CASH EQUIVALENTS	14,509	2,605
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,296	3,329
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,805	$5,934

(A) SUPPLEMENTARY DISCLOSURE ON CASH FLOWS -
Interest received	$208	$348

(B) SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Right of use assets and lease liabilities recognition	$582	-

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

HTIT Licence Agreement

On November 30, 2015, the Company entered into a Technology License Agreement (the “TLA”) with Hefei Tianhui Incubator of Technologies Co. Ltd. (“HTIT”) and on December 21, 2015, the parties entered into an Amended and Restated Technology License Agreement that was further amended by the parties on June 3, 2016 and July 24, 2016 (the “HTIT License Agreement”). According to the HTIT License Agreement, the Company granted HTIT an exclusive commercialization license in the territory of the People’s Republic of China, Macau and Hong Kong (the “Territory”), related to the Company’s oral insulin capsule, ORMD-0801 (the “Product”). Pursuant to the HTIT License Agreement, HTIT will conduct, at its own expense, certain pre-commercialization and regulatory activities with respect to the Subsidiary’s technology and ORMD-0801 capsule, and will pay to the Subsidiary (i) royalties of 10% on net sales of the related commercialized products to be sold by HTIT in the Territory (“Royalties”), and (ii) an aggregate of $37,500, of which $3,000 was payable immediately, $8,000 will be paid subject to the Company entering into certain agreements with certain third parties, and $26,500 will be paid upon achievement of certain milestones and conditions. In the event that the Company does not meet certain conditions, the Royalties rate may be reduced to a minimum of 8%. Following the final expiration of the Company’s patents covering the technology in the Territory in 2033, the Royalties rate may be reduced, under certain circumstances, to 5%.

The royalty payment obligation shall apply during the period of time beginning upon the first commercial sale of the Product in the Territory, and ending upon the later of (i) the expiration of the last-to-expire licensed patents in the Territory; and (ii) 15 years after the first commercial sale of the Product in the Territory (the “Royalty Term”).

The HTIT License Agreement shall remain in effect until the expiration of the Royalty Term. The HTIT License Agreement contains customary termination provisions.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

As of February 28, 2021, the Company has received milestone payments in an aggregate amount of $20,500 as follows: the initial payment of $3,000 was received in January 2016. Following the achievement of certain milestones, the second and third payments of $6,500 and $4,000, respectively, were received in July 2016, the fourth milestone payment of $4,000 was received in October 2016 and the fifth milestone payment of $3,000 was received in January 2019.

For revenue recognition policy see note 1c.

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

On August 21, 2020, the Company received a letter from HTIT, disputing certain pending payment obligations of HTIT under the TLA. The payment obligation being disputed is $6,000, out of which only an amount of $2,000 has been received and has been included in Deferred revenues in each of the consolidated balance sheets as of February 28, 2021 and for the fiscal years ended August 31, 2020 and 2019. The Company wholly disputes the claims made by HTIT and has been engaged in discussions and exchanges with HTIT in an attempt to clarify and resolve disagreements between the parties regarding milestone payments and work plan implementation.

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

Basic and diluted net loss per common share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding for each period. Outstanding stock options, warrants and restricted stock units (“RSUs”) have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for all periods presented. The weighted average number of common stock options, warrants and RSUs excluded from the calculation of diluted net loss was 5,338,751 and 4,736,787 for the six month periods ended February 28, 2021 and February 29, 2020, respectively, and 5,401,269 and 4,840,417 for the three month periods ended February 28, 2021 and February 29, 2020, respectively.

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

On September 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”), using the modified retrospective method of adoption. Under this method, the Company applied Accounting Standards Codification (“ASC”) 606 to the License Agreement at the adoption date and was required to make an adjustment to the September 1, 2018 opening accumulated deficit balance and all prior periods continue to be presented under ASC 605. The most significant impact from adopting ASC 606 was the impact of the timing of recognition of revenue associated with the milestone payment. Under ASC 606, the Company is required to recognize the total transaction price (which includes consideration related to milestones once the criteria for recognition have been satisfied) using the input method over the period the performance obligation is fulfilled. Accordingly, once the consideration associated with a milestone is included in the transaction price, incremental revenue is recognized immediately based on the period of time that has elapsed towards complete satisfaction of the performance obligation.

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

Amounts that were allocated to the HTIT License Agreement as of February 28, 2021 aggregated $22,382, all of which were received through the balance sheet date. Through February 28, 2021, the Company has recognized revenue associated with this agreement in the aggregate amount of $14,073, of which $666 was recognized in the quarter ended February 28, 2021, and deferred the remaining amount of $8,309 which is presented as deferred revenues on the condensed consolidated balance sheet.

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

e.	Recently adopted standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842)”, which supersedes the existing guidance for lease accounting, Leases (Topic 840). The new standard requires a lessee to record assets and liabilities on its balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the lessee’s income statement. The Company adopted this standard as of September 1, 2019 on a modified retrospective basis and will not restate comparative periods. The Company elected the package of practical expedients permitted under the transition guidance within the new standard which, among other things, allows the Company to carry forward the historical lease classification. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off of its balance sheet. The Company recognized those lease payments in its statements of operations on a straight-line basis over the lease period. As of the adoption date, the Company recognized an operating lease asset and liability of $168 and $168, respectively, as of September 1, 2019 on its balance sheet.

f.	Standards issued but not yet adopted

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

As part of this agreement, the Subsidiary entered into a patent transfer agreement (the “Patent Transfer Agreement”) according to which the Subsidiary assigned to Entera all of its right, title and interest in and to a certain patent application related to the oral administration of proteins that it has licensed to Entera since August 2010. Under this agreement, the Subsidiary is entitled to receive from Entera royalties of 3% of Entera’s net revenues (as defined in the agreement) and a license back of that patent application for use in respect of diabetes and influenza. As of February 28, 2021, Entera had not paid any royalties to the Subsidiary. On December 11, 2018, Entera announced that it had entered into a research collaboration and license agreement (the “Amgen License”) with Amgen related to the research of inflammatory disease and other serious illnesses. As reported by Entera, under the terms of the Amgen License, Entera will receive a modest initial technology access fee from Amgen and will be responsible for preclinical development at Amgen’s expense. Entera will be eligible to receive up to $270,000 in aggregate payments, as well as tiered royalties up to mid-single digits, upon achievement of various clinical and commercial milestones if Amgen decides to move all of these programs forward. Amgen is responsible for clinical development, manufacturing and commercialization of any of the resulting programs. To the extent the Amgen License results in net revenues as defined in the Patent Transfer Agreement, the Subsidiary will be entitled to the aforementioned royalties.

In addition, as part of a consulting agreement with a third party, dated February 15, 2011, the Subsidiary is obliged to pay this third party royalties of 8% of the net royalties received in respect of the patent that was sold to Entera in March 2011.

b.	On December 18, 2017, the Subsidiary entered into an agreement with a vendor for the process development and production of one of its oral capsule ingredients in the amount of $2,905 that will be paid over the term of the engagement and based on the achievement of certain development milestones, of which $1,542 was recognized in research and development expenses through February 28, 2021.

c.	On August 2, 2020, the Subsidiary entered into a lease agreement for its facilities in Israel. The lease agreement is for 263 sqm and is for a period of 60 months commencing September 1, 2020. The Company has the option to extend the period by another 60 months. The annual lease payment, including management fee, is NIS 435,000 ($133). As security for its obligation under this lease agreement, the Company provided a bank guarantee in an amount equal to three monthly lease payments.

d.	On September 2, 2020 (effective as of January 15, 2020), the Subsidiary entered into a CRO Services Agreement with a third party to retain it as a clinical research organization (“CRO”) for the Subsidiary’s phase 3 clinical trial for its oral insulin. As consideration for its services, the Subsidiary will pay the CRO a total amount of $21,589 during the term of the engagement and based on achievement of certain milestones, of which $3,512 was recognized in research and development expenses through February 28, 2021.

e.	On September 16, 2020 (effective as of January 15, 2020), the Subsidiary entered into a CRO Services Agreement with a third party to retain it as a CRO for the Subsidiary’s phase 3 clinical trial for its oral insulin. As consideration for its services, the Subsidiary will pay the CRO a total amount of $12,343 during the term of the engagement and based on achievement of certain milestones, of which $1,561 was recognized in research and development expenses through February 28, 2021.

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

At the time the grants were received, successful development of the related projects was not assured. The total amount that was received through February 28, 2021 was $2,207 ($2,490 including interest).

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

As of February 28, 2021, the assets measured at fair value are comprised of equity securities (Level 1). The fair value of held to maturity bonds as presented in note 4 was based on a Level 2 measurement.

As of February 28, 2021, the carrying amounts of cash equivalents, short-term deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.

As of February 28, 2021, the carrying amounts of long-term deposits approximate their fair values due to the stated interest rates which approximate market rates.

The amounts funded in respect of employee rights are stated at cash surrender value which approximates its fair value.

There were no Level 3 items for the three month periods ended February 28, 2021 and February 29, 2020.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - MARKETABLE SECURITIES:

The Company’s marketable securities include investments in equity securities of D.N.A and Entera, held to maturity bonds, fair value through profit and loss, preferred equity and mutual funds.

a.	Composition:

	February 28, 2021	August 31, 2020
Short-term:
D.N.A (see b below)	$553	$246
Entera (see c below)	194	150
Held to maturity bonds (see d below)	6,120	5,369
Preferred equity	-	481
Mutual funds*	3,001	3,298
	$9,868	$9,544
Long-term:
Held to maturity bonds (see d below)	$3,140	$3,928
	13,008	$13,472

*	Mutual funds include equity funds only

b.	D.N.A

The D.N.A ordinary shares are traded on the Tel Aviv Stock Exchange. The fair value of those securities is measured at the quoted prices of the securities on the measurement date.

As of February 28, 2021, the Company owns approximately 1.9% of D.N.A’s outstanding ordinary shares.

The cost of the securities as of February 28, 2021 and August 31, 2020 is $595.

c.	Entera

Entera ordinary shares have been traded on The Nasdaq Capital Market since June 28, 2018. The Company measures the investment at fair value from such date, since it has a readily determinable fair value (prior to such date the investment was accounted for as a cost method investment (amounting to $1)).

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - MARKETABLE SECURITIES (continued):

d.	Held to maturity securities

The amortized cost and estimated fair value of held-to-maturity securities as of February 28, 2021, are as follows:

	February 28, 2021
	Amortized cost	Gross unrealized gains (losses)	Estimated fair value	Average yield to maturity rate
Short-term:
Commercial bonds	$6,049	$(76)	$5,973	2.06%
Accrued interest	71	-	71

Long-term	3,140	7	3,147	1.57%
	$9,260	$(69)	$9,191

The amortized cost and estimated fair value of held-to-maturity securities as of August 31, 2020, are as follows:

	August 31, 2020
	Amortized cost	Gross unrealized gains (losses)	Estimated fair value	Average yield to maturity rate
Short-term:
Commercial bonds	$5,295	$(29)	$5,266	2.26%
Accrued interest	74	-	74

Long-term	3,928	56	3,984	2.20%
	$9,297	$27	$9,324

Held to maturity securities which will mature during the 12 months from the balance sheet date are included in short-term marketable securities. Held to maturity securities with maturity dates of more than one year are considered long-term marketable securities.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 5 - STOCKHOLDERS’ EQUITY:

1.	On September 5, 2019, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”), pursuant to which the Company could, from time to time and at the Company’s option, issue and sell shares of Company common stock having an aggregate offering price of up to $15,000, through a sales agent, subject to certain terms and conditions. Any shares sold would be sold pursuant to the Company’s effective shelf registration statement on Form S-3 including a prospectus and prospectus supplement, each dated February 10, 2020 (which superseded a prior registration statement, prospectus and prospectus supplement that related to shares sold under the Sales Agreement). The Company paid the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the Sales Agreement. As of February 28, 2021, 3,212,621 shares were issued under the Sales Agreement for aggregate net proceeds of $14,397.

2.	On February 27, 2020, the Company entered into an underwriting agreement (“Agreement”) with National Securities Corporation (“Underwriter”), in connection with a public offering (“Offering”) of 5,250,000 shares of the Company’s common stock, at an offering price of $4.00 per share. Under the terms of the Agreement, the Company granted the Underwriter a 45-day option to purchase from the Company up to an additional 787,500 shares of common stock at the public offering price (“Over-Allotment Option”). In connection with the Offering, the Company also agreed to issue to the Underwriter, or its designees, warrants (“Underwriter’s Warrants”), to purchase up to an aggregate of 7% of the shares of common stock sold in the Offering (including any additional shares sold during the 45-day option period), at an exercise price of $4.80 per share. The Underwriter’s Warrants issued in the Offering will be exercisable at any time and from time to time, in whole or in part, commencing six months from issuance for a period of three years from the date of issuance. The closing of the sale of the Offering occurred on March 2, 2020. On April 9, 2020, the Company issued 180,561 shares of Common Stock and 12,640 Underwriter’s Warrants pursuant to a partial exercise by the Underwriter of the Over-Allotment Option (“Partial Over-Allotment Option Exercise”). The net proceeds to the Company from the Offering, including from the Partial Over-Allotment Option Exercise, after deducting the underwriting discount and the Company’s estimated Offering expenses were $19,894.

3.	On December 1, 2020, the Company entered into a new equity distribution agreement (the “New Sales Agreement”), pursuant to which the Company may, from time to time and at the Company’s option, issue and sell shares of Company common stock having an aggregate offering price of up to $40,000, through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to the Company’s effective shelf registration statement on Form S-3 including a prospectus dated February 10, 2020 and prospectus supplement dated December 1, 2020. The Company will pay the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the New Sales Agreement. As of February 28, 2021, 1,623,114 shares were issued under the New Sales Agreement for aggregate net proceeds of $11,852. As of April 13, 2021, 3,152,093 shares were issued under the New Sales Agreement for aggregate net proceeds of $27,653.

4.	The following are the non-performance based stock option grants made by the Company to the Company's employees and board members during the six months ended February 28, 2021:

a.	On February 3, 2021, the Company granted options to purchase an aggregate of 340,000 shares of common stock of the Company at an exercise price of $10.40 per share (equivalent to the closing price of the Company’s common stock on the date of grant) as follows: 150,000 to the President and Chief Executive Officer; 100,000 to the Chief Scientific Officer; 50,000 to the Chief Operating Officer and 40,000 to the Chief Financial Officer, Treasurer and Secretary. The options will vest in four equal annual instalments on each of December 31, 2021, 2022, 2023 and 2024. These options expire on February 3, 2031. The fair value of all these options on the date of grant was $1,987, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $10.40; dividend yield of 0% for all years; expected volatility of 61.07%; risk-free interest rates of 0.64%; and expected term of 6.21 years.

b.	On February 17, 2021, the Company granted options to purchase an aggregate of 15,000 shares of common stock of the Company at an exercise price of $11.33 per share (equivalent to the closing price of the Company’s common stock on the date of grant) to Kevin Rakin, one of the Company’s Board members. The options will vest in three equal annual instalments on each of December 31, 2021, 2022, and 2023. These options expire on February 17, 2031. The fair value of all these options on the date of grant was $100, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $11.33; dividend yield of 0% for all years; expected volatility of 64.39%; risk-free interest rates of 1.67%; and expected term of 5.94 years.

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

The Company has various operating leases for office space and vehicles that expire through 2025. Below is a summary of our operating right-of-use assets and operating lease liabilities as of February 28, 2021:

February 28, 2021
Operating right-of-use assets	$608

Operating lease liabilities, current	139
Operating lease liabilities long-term	469
Total operating lease liabilities	$608

For more information about our office lease terms, please see note 2(c).

Minimum lease payments for the Company’s right-of-use assets over the remaining lease periods as of February 28, 2021 are as follows:

February 28, 2021
2021	$84
2022	165
2023	135
2024	133
2025	133
Total undiscounted lease payments	650
Less: Interest*	42
Present value of lease liabilities	$608

*	Future lease payments were discounted by 3% interest rate.

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

In addition to the Consulting Agreements, based on a relocation cost analysis prepared by consulting company ORI - Organizational Resources International Ltd., the Company pays for certain direct costs, related taxes and expenses incurred in connection with the relocation of the CEO to U.S. During the six months ended February 28, 2021, such relocation expenses totalled $180, compared to $298 for the six months ended February 29, 2020.

NOTE 8 – SUBSEQUENT EVENT:

1.	Oravax License Agreement

On March 18, 2021, the Company, entered into a License Agreement (the “Oravax License Agreement”) with Oravax Medical Inc. (“Oravax”), pursuant to which the Company will grant to Oravax an exclusive, worldwide license (the “License”) under the Company’s rights in certain patents and related intellectual property in which Oravax will receive certain rights relating to the Company’s proprietary oral delivery technology to further develop, manufacture and commercialize oral vaccines for COVID-19 and other novel coronaviruses based on Premas Biotech Pvt.’s (“Premas”) proprietary vaccine technology involving a triple antigen virus like particle (the “Oravax Product”) which was previously owned by Cystron Biotech LLC (“Cystron”), and later acquired by Akers Biosciences Inc. (“Akers”).

In consideration for the grant of the License, the Oravax License Agreement provides that the Company will receive (i) royalties equal to 7.5% on net sales, as defined in the Oravax License Agreement, of each product commercialized by Oravax, its affiliates and permitted sublicensees related to the License during the term specified in the Oravax License Agreement, (ii) sublicensing fees equal to 15% of any non-sales-based consideration received by Oravax from a permitted sublicensee and (iii) other payments ranging between $25,000 to $100,000, based on certain sales milestones being achieved by Oravax. The parties further agreed to establish a development and steering committee, which will consist of three members, of which two members will be appointed by the Company, that will oversee the ongoing research, development, clinical and regulatory activity with respect to the Oravax Product. In addition, the Company agreed to buy and Oravax agreed to issue to the Company 1,890,000 shares of common stock of Oravax, representing 63% of the common stock of Oravax for the aggregate amount of $1,500. Akers agreed to contribute to Oravax $1,500 in cash and substantially all of the assets of Cystron, including a license agreement to the Premas novel vaccine technology.

The company is evaluating the nature of the transaction for accounting purposes.

2.	Oravax Stockholders Agreement

Concurrently with the execution and delivery of the Oravax License Agreement, the Company entered into a Stockholders Agreement (the “Stockholders Agreement”), with Akers, Premas, Cutter Mill Capital LLC (“Cutter Mill”), and Run Ridge LLC (“Run Ridge”), entities controlled by Michael Vasinikovich and Craig Schwabe, former members of Cystron, and collectively with Akers, Premas, Cutter Mill and Run Ridge, the Stockholders Parties. Pursuant to the Stockholders Agreement, among other things, the Company will have the right to appoint two out of the three members to the board of directors of Oravax (the “Oravax Board”), one of which is the Company’s Chief Executive Officer who will serve as the chairman of the Oravax Board, conditioned upon the Company maintaining certain ownership thresholds. Akers will have the right, until the third anniversary of the Stockholders Agreement effective date, to appoint one member to the Oravax Board. Oravax’s common stock held by the Stockholders Parties will be subject to certain transfer restrictions. In addition, the Stockholders Parties will have certain rights of participation in future financings as well as rights of first refusal and co-sale related to future potential transactions.

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

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Words such as “expects,” “anticipates,” “intends,” “plans,” “planned expenditures,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Quarterly Report on Form 10-Q. Additionally, statements concerning future matters are forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements include, among other statements, statements regarding the following:

●	the expected development and potential benefits from our products in treating diabetes;

●	the prospects of entering into additional license agreements, or other partnerships or forms of cooperation with other companies or medical institutions;

●	future milestones, conditions and royalties under the license agreement with Hefei Tianhui Incubator of Technologies Co., Ltd., or HTIT, as well as our disagreements with HTIT;

●	expected timing of a clinical study for the potential Oravax vaccine and its potential to protect against the coronavirus, or COVID-19, pandemic;

●	our research and development plans, including pre-clinical and clinical trials plans and the timing of enrollment, obtaining results and conclusion of trials, and our expectation to file a Biologics License Application, or BLA thereafter;

●	our belief that our technology has the potential to deliver medications and vaccines orally that today can only be delivered via injection;

●	the competitive ability of our technology based product efficacy, safety, patient convenience, reliability, value and patent position;

●	the potential market demand for our products;

●	our expectation that in upcoming years our research and development expenses, net, will continue to be our major expenditure;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and

●	information with respect to any other plans and strategies for our business; and

●	our expectations regarding the impact of COVID-19, including on our clinical trials and operations.

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

Phase III Trial: Based on guidance received from the FDA as part of the End-of-Phase 2 meeting process for our oral insulin candidate, ORMD-0801, we have submitted to the FDA the protocols for our upcoming pivotal Phase III studies. In line with the FDA’s expectations and recommendations, we intend to conduct two Phase 3 studies concurrently in patients with type 2 diabetes, or T2D. These studies involve about 1,125 patients to provide evidence of ORMD-0801’s safety and efficacy in T2D patients over a treatment period of 6 to 12 months. A geographically diverse patient population will be recruited from multiple sites throughout the U.S., European Union countries, and Israel. Our phase III trial will be composed of 2 protocols:

ORA-D-013-1: This trial will treat T2D patients with inadequate glycemic control who are currently on 1, 2, or 3 oral glucose-lowering agents. This U.S. trial will recruit 675 patients from 75 clinical sites located throughout the U.S. Patients will be randomized 1:1:1 in this double-dummy trial into cohorts of: 8 mg ORMD-0801 once-daily at night and placebo 45 minutes before breakfast; 8 mg ORMD-0801 twice-daily, at night and 45 minutes before breakfast; and placebo twice-daily, at night and 45 minutes before breakfast. The primary endpoint of the trial is to evaluate the efficacy of ORMD-0801 compared to placebo in improving glycemic control as assessed by HbA1c, with a secondary efficacy endpoint of assessing the change from baseline in fasting plasma glucose at 26 weeks. We initiated this trial in the fourth quarter of 2020. In March 2021, we announced that 25% of the 675 patients were enrolled and randomized.

ORA-D-013-2: This trial will include T2D patients with inadequate glycemic control who are manage their condition with either diet alone or with diet and metformin monotherapy. A total of 450 patients will be recruited through 36 sites in the U.S. and 25 sites in Western Europe and Israel. Patients will be randomized 1:1 into two cohorts dosed with 8 mg ORMD-0801 at night; and placebo at night. The primary endpoint is to evaluate the efficacy of ORMD-0801 compared to placebo in improving glycemic control as assessed by HbA1c over a 26-week treatment period, with a secondary efficacy endpoint of assessing the change from baseline in fasting plasma glucose at 26 weeks. We initiated this trial in the U.S. in the first calendar quarter of 2021.

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

Out-Licensed Technology

HTIT License

On November 30, 2015, we, our Israeli subsidiary and HTIT entered into a Technology License Agreement, or TLA, and on December 21, 2015 these parties entered into an Amended and Restated Technology License Agreement that was further amended by the parties on June 3, 2016 and July 24, 2016, or the HTIT License Agreement. According to the HTIT License Agreement, we granted HTIT an exclusive commercialization license in the territory of the People’s Republic of China, Macau and Hong Kong, or the Territory, related to our oral insulin capsule, ORMD-0801, or the Product. Pursuant to the HTIT License Agreement, HTIT will conduct, at its own expense, certain pre-commercialization and regulatory activities with respect to our subsidiary’s technology and ORMD-0801 capsule, and will pay (i) royalties of 10% on net sales of the related commercialized products to be sold by HTIT in the Territory, or Royalties, and (ii) an aggregate of $37.5 million, of which $3 million was payable immediately, $8 million will be paid subject to our entry into certain agreements with certain third parties, and $26.5 million will be paid upon achievement of certain milestones and conditions. In the event that we will not meet certain conditions, the Royalties rate may be reduced to a minimum of 8%. Following the final expiration of our patents covering the technology in the Territory in 2033, the Royalties rate may be reduced, under certain circumstances, to 5%. The royalty payment obligation shall apply during the period of time beginning upon the first commercial sale of the Product in the Territory, and ending upon the later of (i) the expiration of the last-to-expire licensed patents in the Territory; and (ii) 15 years after the first commercial sale of the Product in the Territory, or the Royalty Term. The HTIT License Agreement shall remain in effect until the expiration of the Royalty Term. The HTIT License Agreement contains customary termination provisions. Through February 28, 2021, we received aggregate milestone payments of $20.5 million out of the aggregate amount of $37.5 million.

On August 21, 2020, we received a letter from HTIT, disputing certain pending payment obligations of HTIT (we estimate this obligation between $2 million to $6 million) under the TLA. We wholly dispute said claims and we are in discussions with HTIT in an attempt to reach a mutually agreeable solution.

On November 30, 2015, we also entered into a separate Securities Purchase Agreement with HTIT, or the SPA, pursuant to which, in December 2015, we issued to HTIT 1,155,367 shares of our common stock for total consideration of $12 million. In connection with the HTIT License Agreement and the SPA, we received a non-refundable payment of $500,000 as a no-shop fee.

Oravax License

On March 18, 2021, we entered into a License Agreement, or the Oravax License Agreement, with Oravax Medical Inc., or Oravax, pursuant to which we will grant to Oravax an exclusive, worldwide license, or the License, under our rights in certain patents and related intellectual property in which Oravax will receive certain rights relating to our proprietary oral delivery technology to further develop, manufacture and commercialize oral vaccines for COVID-19 and other novel coronaviruses based on Premas Biotech Pvt. ‘s, or Premas, proprietary vaccine technology involving a triple antigen virus like particle, or the Oravax Product which was previously owned by Cystron Biotech LLC, or Cystron, and later acquired by Akers Biosciences Inc., or Akers.

In consideration for the grant of the License, the Oravax License Agreement provides that we will receive (i) royalties equal to 7.5% on net sales, as defined in the Oravax License Agreement, of each product commercialized by Oravax, its affiliates and permitted sublicensees related to the License during the term specified in the Oravax License Agreement, (ii) sublicensing fees equal to 15% of any non-sales-based consideration received by Oravax from a permitted sublicensee and (iii) other payments ranging between $25 million to $100 million, based on certain sales milestones being achieved by Oravax. The parties further agreed to establish a development and steering committee, which will consist of three members, of which two members will be appointed by us, that will oversee the ongoing research, development, clinical and regulatory activity with respect to the Oravax Product. In addition, we agreed to buy and Oravax agreed to issue to us 1,890,000 shares of common stock of Oravax, representing 63% of the common stock of Oravax for the aggregate amount of $1.5 million. Akers agreed to contribute to Oravax $1.5 million in cash and substantially all of the assets of Cystron, including a license agreement to the Premas novel vaccine technology.

Results of Operations

Comparison of six and three month periods ended February 28, 2021 and February 29, 2020

The following table summarizes certain statements of operations data of the Company for the six and three month periods ended February 28, 2021 and February 29, 2020 (in thousands of dollars except share and per share data):

	Six months ended		Three months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Revenues	$1,339	$1,348	$665	$674
Cost of revenues	-	-	-	-
Research and development expenses	9,643	5,342	3,869	3,320
General and administrative expenses	2,391	2,472	1,664	1,391
Financial income, net	517	235	260	349
Taxes on income	-	-	-	-
Net loss for the period	$10,178	$6,231	$4,608	$3,688
Loss per common share - basic and diluted	$0.40	$0.35	$0.17	$0.21
Weighted average common shares outstanding	25,359,960	17,645,372	27,004,268	17,818,429

Revenues

Revenues consist of proceeds related to the HTIT License Agreement that are recognized on a cumulative basis when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, through the expected product submission date of June 2023 using the input method.

Revenues were $1,339,000 and $1,348,000 for the six month periods ended February 28, 2021 and February 29, 2020, respectively.

Revenues for the three month period ended February 28, 2021 were $665,000 and the revenues for the three month period ended February 29, 2020 were $674,000.

Cost of revenues

Cost of revenues consists of royalties related to the HTIT License Agreement that will be paid over the term of the License Agreement in accordance with revenue recognition accounting and the Law for the Encouragement of Industrial Research, Development and Technological Innovation, 1984, as amended, including any regulations or tracks promulgated thereunder.

There was no cost of revenues for the three and the six month periods ended February 28, 2021 and February 29, 2020.

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

Clinical activities, which relate principally to clinical sites and other administrative functions to manage our clinical trials, are performed primarily by CROs. CROs typically perform most of the start-up activities for our trials, including document preparation, site identification, screening and preparation, pre-study visits, training, and program management.

Clinical trial and pre-clinical trial expenses include regulatory and scientific consultants’ compensation and fees, research expenses, purchase of materials, cost of capsule manufacturing, payments for patient recruitment and treatment, as well as salaries and related expenses of research and development staff.

Research and development expenses for the six month period ended February 28, 2021 increased by 80% to $9,643,000, from $5,342,000 for the six month period ended February 29, 2020. The increase is primarily due to an increase in expenses related to our Phase III clinical trial. Stock-based compensation costs for the six month period ended February 28, 2021 totaled $305,000, as compared to $218,000 during the six month period ended February 29, 2020. The increase is mainly attributable to awards granted to employees and a consultant during the six month period ended February 28, 2021.

Research and development expenses for the three month period ended February 28, 2021 increased by 17% to $3,869,000, from $3,320,000 for the three month period ended February 29, 2020. The increase is primarily due to an increase in expenses related to our Phase III clinical trial. Stock-based compensation costs for the three month period ended February 28, 2021 totaled $167,000, as compared to $122,000 during the three month period ended February 29, 2020. The increase is mainly attributable to awards granted to employees and a consultant during the three month period ended February 28, 2021.

Government grants

In the six month periods ended February 28, 2021 and February 29, 2020, we did not recognize any research and development grants. As of February 28, 2021, we incurred liabilities to pay royalties to the Israel Innovation Authority of the Israeli Ministry of Economy & Industry of $280,000.

General and administrative expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, travel expenses, business development costs, insurance expenses and other general costs.

General and administrative expenses for the six month period ended February 28, 2021 decreased by 3% to $2,391,000 from $2,472,000 for the six month period ended February 29, 2020. Stock-based compensation costs for the six month period ended February 28, 2021 totaled $424, as compared to $350 during the six month period ended February 29, 2020. The increase is mainly attributable to awards granted to employees and a consultant during the six month period ended February 28, 2021.

General and administrative expenses for the three month period ended February 28, 2021 increased by 20% to $1,664,000 from $1,391,000 for the three month period ended February 29, 2020. The increase in costs related to general and administrative activities is primarily attributable to an increase in legal expenses and costs related to our directors' and officer’s' insurance policy. Stock-based compensation costs for the three month period ended February 28, 2021 totaled $243,000, as compared to $166,000 during the three month period ended February 29, 2020. The increase is mainly attributable to awards granted to employees and a consultant during the three month period ended February 28, 2021.

Financial income, net

Net financial income increased by 120% from net financial income of $235 for the six month period ended February 29, 2020 to net financial income of $517 for the six month period ended February 28, 2021. The increase is primarily attributable to an increase in fair value of the ordinary shares of D.N.A Biomedical Solutions Ltd. and Entera Bio Ltd.

Net financial income decreased by 25% from net financial income of $349,000 for the three month period ended February 29, 2020 to net financial income of $260,000 for the three month period ended February 28, 2021. The decrease is primarily attributable to the decrease in fair value of the ordinary shares of D.N.A Biomedical Solutions Ltd. and Entera Bio Ltd.

Liquidity and capital resources

From inception through February 28, 2021, we have incurred losses in an aggregate amount of $102,792,000. During that period and through April 13, 2021, we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of $143,323,000, net of transaction costs. During that period, we also received cash consideration of $12,594,000 from the exercise of warrants and options. We expect to seek to obtain additional financing through similar sources in the future, as needed. As of February 28, 2021, we had $33,805,000 of available cash, $13,116,000 of short-term bank deposits and $13,008,000 of marketable securities.

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

As of February 28, 2021, our total current assets were $57,472,000 and our total current liabilities were $5,932,000. On February 28, 2021, we had a working capital surplus of $51,540,000 and an accumulated loss of $102,792,000. As of August 31, 2020, our total current assets were $40,511,000 and our total current liabilities were $4,536,000. On August 31, 2020, we had a working capital surplus of $35,975,000 and an accumulated loss of $92,614,000. The increase in working capital from August 31, 2020 to February 28, 2021 was primarily due to capital raising.

During the six month period ended February 28, 2021, cash and cash equivalents increased to $33,805,000 from the $19,296,000 reported as of August 31, 2020, which is due to the reasons described below.

Operating activities used cash of $9,401,000 in the six month period ended February 28, 2021, as compared to $6,625,000 used in the six month period ended February 29, 2020. Cash used in operating activities primarily consisted of net loss resulting from research and development and general and administrative expenses, as well as changes in deferred revenue due to the License Agreement and is partially offset by changes in accounts payable and accrued expenses.

Investing activities used cash of $2,111,000 in the six month period ended February 28, 2021, as compared to $6,900,000 provided in the six month period ended February 29, 2020. Cash used in investing activities in the six month period ended February 28, 2021 consisted primarily of the purchase of short-term deposits and held to maturity securities and is partially offset by the proceeds of short-term deposits and held to maturity securities. Cash provided by investing activities in the six month period ended February 29, 2020 consisted primarily of the proceeds from the sale of held to maturity securities and is partially offset by the purchase of short term deposits.

Financing activities provided cash of $26,013,000 in the six month period ended February 28, 2021, as compared to $2,329,000 provided in the six month period ended February 29, 2020. Cash provided by financing activities consisted primarily of proceeds from the issuances of our common stock as well as proceeds from the exercise of options and warrants.

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

On September 5, 2019, we entered into an equity distribution agreement, or the Sales Agreement, pursuant to which we could, from time to time and at our option, issue and sell shares of our common stock having an aggregate offering price of up to $15,000,000, through a sales agent, subject to certain terms and conditions. Any shares sold were sold pursuant to the Company’s effective shelf registration statement on Form S-3 including a prospectus and prospectus supplement, each dated February 10, 2020 (which superseded a prior registration statement, prospectus and prospectus supplement that related to shares sold under the Sales Agreement). We paid the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the Sales Agreement. As of February 28, 2021, 3,212,621 shares were issued under the Sales Agreement for aggregate net proceeds of $14,397,000.

On December 1, 2020, we entered into an equity distribution agreement, or the New Sales Agreement, pursuant to which we may, from time to time and at our option, issue and sell shares of our common stock having an aggregate offering price of up to $40,000,000, through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to the Company’s effective shelf registration statement on Form S-3 including a prospectus dated February 10, 2020 and prospectus supplement dated December 1, 2020. We will pay the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the New Sales Agreement. As of February 28, 2021, 1,623,114 shares were issued under the New Sales Agreement for aggregate net proceeds of $11,852,000. As of April 13, 2021, 3,152,093 shares were issued under the New Sales Agreement for aggregate net proceeds of $27,653,000.

Off-balance sheet arrangements

As of February 28, 2021 we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the quarter ended February 28, 2021. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6 - EXHIBITS

Number	Exhibit
10.1*	Second Amendment, dated February 8, 2021, to Employment Agreement, entered into as of May 16, 2019, by and between Oramed Ltd. and Avraham Gabay.
10.2+	License Agreement, dated as of March 18, 2021, by and between Oramed Pharmaceuticals Inc., Oramed Ltd. and Oravax Medical Inc. (incorporated by reference from our current report on Form 8-K filed March 19, 2021).
10.3	Stockholders Agreement, dated as of March 18, 2021, by and between Oramed Pharmaceuticals Inc., Akers Biosciences Inc., Premas Biotech PVT Ltd., Cutter Mill Capital LLC, and Run Ridge LLC (incorporated by reference from our current report on Form 8-K filed March 19, 2021).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2021 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

+	Certain confidential portions of this exhibit were omitted because the identified confidential provisions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Date: April 13, 2021	By:	/s/ Nadav Kidron
Nadav Kidron
President and Chief Executive Officer

Date: April 13, 2021	By:	/s/ Avraham Gabay
Avraham Gabay
Chief Financial Officer
(Principal Financial and Accounting Officer)