Form 10-Q
period 2021-05-31
ORAMED PHARMACEUTICALS INC.
filed 2021-07-14
CIK 1176309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

Yes ☐    No ☒

As of July 14, 2021, there were 32,514,145 shares of the issuer’s common stock, $0.012 par value per share, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and the “Company” mean Oramed Pharmaceuticals Inc. and our wholly-owned subsidiaries, unless otherwise indicated.  All dollar amounts refer to U.S. Dollars unless otherwise indicated.

On May 31, 2021, the exchange rate between the New Israeli Shekel, or NIS, and the dollar, as quoted by the Bank of Israel, was NIS 3.253 to $1.00. Unless indicated otherwise by the context, statements in this Quarterly Report on Form 10-Q that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

i

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2021

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	May 31,	August 31,
	2021	2020
Assets
CURRENT ASSETS:
Cash and cash equivalents	$57,414	$19,296
Short-term deposits	5,017	11,060
Marketable securities	7,210	9,544
Prepaid expenses and other current assets	2,592	611
Total current assets	72,233	40,511

LONG-TERM ASSETS:
Long-term deposits	2	2
Marketable securities	7,288	3,928
Amounts funded in respect of employee rights upon retirement	20	18
Property and equipment, net	389	99
Operating lease right-of-use assets	560	75
Total long-term assets	8,259	4,122
Total assets	$80,492	$44,633

Liabilities and stockholders’ equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,860	$1,699
Deferred revenues	2,703	2,703
Payable to related parties	58	90
Operating lease liabilities	129	44
Total current liabilities	5,750	4,536

LONG-TERM LIABILITIES:
Deferred revenues	4,925	6,947
Employee rights upon retirement	20	18
Provision for uncertain tax position	11	11
Operating lease liabilities	431	31
Other liabilities	160	211
Total long-term liabilities	5,547	7,218

COMMITMENTS (note 2)

STOCKHOLDERS’ EQUITY:
Common stock, $0.012 par value (60,000,000 authorized shares; 30,523,422 and 23,675,530 shares issued and outstanding as of May 31, 2021 and August 31, 2020, respectively)	366	284
Additional paid-in capital	175,751	125,209
Accumulated deficit	(107,999)	(92,614)
	68,118	32,879
Non-controlling interests	1,077	-
Total stockholders’ equity	69,195	32,879
Total liabilities and stockholders’ equity	$80,492	$44,633

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	Nine months ended		Three months ended
	May 31,	May 31,	May 31,	May 31,
	2021	2020	2021	2020
REVENUES	$2,020	2,029	$681	681
COST OF REVENUES	-	-	-	-
RESEARCH AND DEVELOPMENT EXPENSES	15,145	7,267	5,502	1,925
GENERAL AND ADMINISTRATIVE EXPENSES	3,688	3,502	1,297	1,030
OPERATING LOSS	16,813	8,740	6,118	2,274
FINANCIAL INCOME (EXPENSES), NET	1,010	225	493	(10)
LOSS BEFORE TAXES ON INCOME	15,803	8,515	5,625	2,284
TAXES ON INCOME	-	-	-	-
NET LOSS FOR THE PERIOD	$15,803	8,515	$5,625	2,284
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	418	-	418	-
NET LOSS ATTRIBUTABLE TO STOCKHOLDERS’	15,385	8,515	5,207	2,284
LOSS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO ORDINARY SHAREHOLDERS:
BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	$0.57	$0.44	$0.17	$0.10
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	26,899,914	19,496,205	29,929,606	23,215,205

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands

(UNAUDITED)

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF AUGUST 31, 2020	23,675	$284	$125,209	$(92,614)	$32,879	-	$32,879
CHANGES DURING THE NINE MONTH PERIOD ENDED MAY 31, 2021:
ISSUANCE OF COMMON STOCK, NET	5,822	70	41,057	-	41,127	-	41,127
EXERCISE OF WARRANTS AND OPTIONS	1,026	12	6,730	-	6,742	-	6,742
STOCK-BASED COMPENSATION	-	-	1,710	-	1,710	-	1,710
ASSET ACQUISITION	-	-	1,045	-	1,045	1,495	2,540
NET LOSS	-	-	-	(15,385)	(15,385)	(418)	(15,803)
BALANCE AS OF MAY 31, 2021	30,523	$366	$175,751	$(107,999)	$68,118	1,077	$69,195

			Additional		Total	Non-
	Common Stock		paid-in	Accumulated	stockholders’	controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF AUGUST 31, 2019	17,383	$208	$100,288	$(81,103)	$19,393	-	$19,393
CHANGES DURING THE NINE MONTH PERIOD ENDED MAY 31, 2020:
ISSUANCE OF COMMON STOCK, NET	5,871	70	22,225	-	22,295	-	22,295
SHARES ISSUED FOR SERVICES	10	*	38	-	38	-	38
EXERCISE OF WARRANTS AND OPTIONS	12	1	12	-	13	-	13
STOCK-BASED COMPENSATION	-	-	888	-	888	-	888
NET LOSS	-	-	-	(8,515)	(8,515)	-	(8,515)
BALANCE AS OF MAY 31, 2020	23,276	$279	$123,451	$(89,618)	$34,112	-	$34,112

*	Represents an amount of less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands

(UNAUDITED)

			Additional		Total	Non-
	Common Stock		paid-in	Accumulated	stockholders’	controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF FEBRUARY 28, 2021	28,289	$339	$151,895	$(102,792)	$49,442	-	$49,442
CHANGES DURING THE THREE MONTH PERIOD ENDED MAY 31, 2021:
ISSUANCE OF COMMON STOCK, NET	1,826	22	18,847	-	18,869	-	18,869
EXERCISE OF WARRANTS AND OPTIONS	408	5	2,982	-	2,987	-	2,987
STOCK-BASED COMPENSATION	-	-	982	-	982	-	982
ASSET ACQUISITION	-	-	1,045	-	1,045	1,495	2,540
NET LOSS	-	-	-	(5,207)	(5,207)	(418)	(5,625)
BALANCE AS OF MAY 31, 2021	30,523	$366	$175,751	$(107,999)	$68,118	1,077	$69,195

			Additional		Total	Non-
	Common Stock		paid-in	Accumulated	stockholders’	controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF FEBRUARY 29, 2020	17,844	$214	$103,210	$(87,334)	$16,090	-	$16,090
CHANGES DURING THE THREE MONTH PERIOD ENDED MAY 31, 2020:
ISSUANCE OF COMMON STOCK, NET	5,430	65	19,914	-	19,979	-	19,979
SHARES ISSUED FOR SERVICES	2	*	8	-	8	-	8
EXERCISE OF WARRANTS AND OPTIONS	-	-	-	-	-	-	-
STOCK-BASED COMPENSATION	-	-	319	-	319	-	319
NET LOSS	-	-	-	(2,284)	(2,284)	-	(2,284)
BALANCE AS OF MAY 31, 2020	23,276	$279	$123,451	$(89,618)	$34,112	-	$34,112

*	Represents an amount of less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(UNAUDITED)

	Nine months ended
	May 31, 2021	May 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,803)	$(8,515)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	58	5
Non-cash expense for acquired IPR&D	1,040	-
Exchange differences and interest on deposits and held to maturity bonds	138	23
Changes in fair value of investments	(759)	323
Stock-based compensation	1,710	888
Shares issued for services	-	38
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(481)	572
Accounts payable, accrued expenses and related parties	1,132	(1,205)
Deferred revenues	(2,023)	(2,029)
Liability for employee rights upon retirement	2	(5)
Other liabilities	(53)	(77)
Total net cash used in operating activities	(15,039)	(9,982)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term deposits	(12,460)	(6,000)
Purchase of mutual funds	-	(3,211)
Proceeds from sale of mutual funds	3,779	-
Purchase of held to maturity securities	(9,560)	(7,408)
Proceeds from sale of short-term deposits	18,460	7,986
Proceeds from maturity of held to maturity securities	5,413	2,300
Funds in respect of employee rights upon retirement	(1)	(1)
Purchase of property and equipment	(348)	(3)
Total net cash provided by (used in) investing activities	5,283	(6,337)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	41,127	22,295
Proceeds from exercise of options	6,742	13
Total net cash provided by financing activities	47,869	22,308
EFFECT OF EXCHANGE RATE CHANGES ON CASH	5	(5)
INCREASE IN CASH AND CASH EQUIVALENTS	38,118	5,984
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,296	3,329
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$57,414	$9,313

(A) SUPPLEMENTARY DISCLOSURE ON CASH FLOWS -
Interest received	$404	$710
(B) SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Right of use assets and lease liabilities recognition	$582	-
(C) ORAVAX TRANSACTION (see note 8):
IPR&D	1,040	-
Note receivable from Akers	1,500	-
Additional paid in capital	(1,045)	-
Non-controlling interests	(1,495)	-

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

On July 30, 2019, the Subsidiary incorporated a wholly-owned subsidiary in Hong Kong, Oramed HK Limited (the “Hong Kong Subsidiary”). As of May 31, 2021, the Hong Kong Subsidiary has no operations.

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

As of May 31, 2021, the Company has received milestone payments in an aggregate amount of $20,500 as follows: the initial payment of $3,000 was received in January 2016. Following the achievement of certain milestones, the second and third payments of $6,500 and $4,000, respectively, were received in July 2016, the fourth milestone payment of $4,000 was received in October 2016 and the fifth milestone payment of $3,000 was received in January 2019.

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

On August 21, 2020, the Company received a letter from HTIT, disputing certain pending payment obligations of HTIT under the TLA. The payment obligation being disputed is $6,000, out of which only an amount of $2,000 has been received and has been included in Deferred revenues in each of the consolidated balance sheets as of May 31, 2021 and for the fiscal years ended August 31, 2020, and 2019. The Company wholly disputes the claims made by HTIT and has been engaged in discussions and exchanges with HTIT in an attempt to clarify and resolve disagreements between the parties regarding milestone payments and work plan implementation.

Oravax License Agreement

On March 18, 2021, the Company, entered into a License Agreement (the “Oravax License Agreement”) with Oravax Medical Inc. (“Oravax”), pursuant to which the Company granted to Oravax an exclusive, worldwide license (the “License”) under the Company’s rights in certain patents and related intellectual property in which Oravax has received certain rights relating to the Company’s proprietary oral delivery technology to further develop, manufacture and commercialize oral vaccines for COVID-19 and other novel coronaviruses based on Premas Biotech Pvt.’s (“Premas”) proprietary vaccine technology involving a triple antigen virus like particle (the “Oravax Product”) which was previously owned by Cystron Biotech LLC (“Cystron”), and later acquired by Akers Biosciences Inc. (“Akers”).

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

In consideration for the grant of the License, the Oravax License Agreement provides that the Company will receive (i) royalties equal to 7.5% on net sales, as defined in the Oravax License Agreement, of each product commercialized by Oravax, its affiliates and permitted sublicensees related to the License during the term specified in the Oravax License Agreement, (ii) sublicensing fees equal to 15% of any non-sales-based consideration received by Oravax from a permitted sublicensee and (iii) other payments ranging between $25,000 to $100,000, based on certain sales milestones being achieved by Oravax. The parties further agreed to establish a development and steering committee, which will consist of three members, of which two members will be appointed by the Company, that will oversee the ongoing research, development, clinical and regulatory activity with respect to the Oravax Product. In addition, the Company agreed to buy and Oravax agreed to issue to the Company 1,890,000 shares of common stock of Oravax, representing 63% of the common stock of Oravax for the aggregate amount of $1,500. Consequently, Oramed is consolidating Oravax in its consolidated financial statements as of May 31, 2021. Akers agreed to contribute to Oravax $1,500 in cash and a license agreement to the Oravax Product which includes a maximum of 2.5% royalties of all net sales. Nadav Kidron, the Company’s President and Chief Executive Officer, was one of the former members of Cystron.

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

Basic and diluted net loss per common share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding for each period. Outstanding stock options, warrants and restricted stock units (“RSUs”) have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for all periods presented. The weighted average number of common stock options, warrants and RSUs excluded from the calculation of diluted net loss was 5,327,554 and 4,940,900 for the nine month periods ended May 31, 2021 and May 31, 2020, respectively, and 5,305,525 and 5,194,275 for the three month periods ended May 31, 2021 and May 31, 2020, respectively.

c.	Revenue recognition

The HTIT License Agreement and the SPA were considered a single arrangement with multiple deliverables. The Company allocated the total consideration of $49,500 between the HTIT License Agreement and the SPA according to their fair value, as follows: $10,617 was allocated to the issuance of common stock (less issuance expenses of $23), based on the quoted price of the Company’s shares on the closing date of the SPA on December 28, 2015, and $38,883 was allocated to the HTIT License Agreement.

On September 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”), using the modified retrospective method of adoption. Under this method, the Company applied Accounting Standards Codification (“ASC”) 606 to the HTIT License Agreement at the adoption date and was required to make an adjustment to the September 1, 2018 opening accumulated deficit balance and all prior periods continue to be presented under ASC 605. The most significant impact from adopting ASC 606 was the impact of the timing of recognition of revenue associated with the milestone payment. Under ASC 606, the Company is required to recognize the total transaction price (which includes consideration related to milestones once the criteria for recognition have been satisfied) using the input method over the period the performance obligation is fulfilled. Accordingly, once the consideration associated with a milestone is included in the transaction price, incremental revenue is recognized immediately based on the period of time that has elapsed towards complete satisfaction of the performance obligation.

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

Amounts that were allocated to the HTIT License Agreement as of May 31, 2021 aggregated $22,382, all of which were received through the balance sheet date. Through May 31, 2021, the Company has recognized revenue associated with this agreement in the aggregate amount of $14,754, of which $681 was recognized in the quarter ended May 31, 2021, and deferred the remaining amount of $7,628 which is presented as deferred revenues on the condensed consolidated balance sheet.

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

e.	Asset acquisition

When determining whether a transaction gives rise to an acquisition of a business or asset group, the Company applies a screening test to determine whether substantially all of the fair value of the gross assets acquired in the transaction is concentrated in a single identifiable asset or group of similar identifiable assets. If so, then the assets are not considered a business and the transaction is accounted for as an asset acquisition.

When a transaction is accounted for as an asset acquisition, an in-process research and development (“IPR&D”) asset is only capitalized if it has an alternative future use other than in a particular research and development project. Otherwise, amounts allocated to IPR&D that have no alternative use are expensed.

The Company has elected an accounting policy to measure non-controlling interests in an asset acquisition at fair value on the date of acquisition.

f.	Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)”, which supersedes the existing guidance for lease accounting, Leases (Topic 840). The new standard requires a lessee to record assets and liabilities on its balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the lessee’s income statement. The Company adopted this standard as of September 1, 2019 on a modified retrospective basis and will not restate comparative periods. The Company elected the package of practical expedients permitted under the transition guidance within the new standard which, among other things, allows the Company to carry forward the historical lease classification. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off of its balance sheet. The Company recognized those lease payments in its statements of operations on a straight-line basis over the lease period. As of the adoption date, the Company recognized an operating lease asset and liability of $168 and $168, respectively, as of September 1, 2019 on its balance sheet.

g.	Standards issued but not yet adopted

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments.” This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance will be effective for the fiscal year beginning after December 15, 2022, including interim periods within that year. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

As part of this agreement, the Subsidiary entered into a patent transfer agreement (the “Patent Transfer Agreement”) according to which the Subsidiary assigned to Entera all of its right, title and interest in and to a certain patent application related to the oral administration of proteins that it has licensed to Entera since August 2010. Under this agreement, the Subsidiary is entitled to receive from Entera royalties of 3% of Entera’s net revenues (as defined in the agreement) and a license back of that patent application for use in respect of diabetes and influenza. As of May 31, 2021, Entera had not paid any royalties to the Subsidiary. On December 11, 2018, Entera announced that it had entered into a research collaboration and license agreement (the “Amgen License”) with Amgen related to the research of inflammatory disease and other serious illnesses. As reported by Entera, under the terms of the Amgen License, Entera will receive a modest initial technology access fee from Amgen and will be responsible for preclinical development at Amgen’s expense. Entera will be eligible to receive up to $270,000 in aggregate payments, as well as tiered royalties up to mid-single digits, upon achievement of various clinical and commercial milestones if Amgen decides to move all of these programs forward. Amgen is responsible for clinical development, manufacturing and commercialization of any of the resulting programs. To the extent the Amgen License results in net revenues as defined in the Patent Transfer Agreement, the Subsidiary will be entitled to the aforementioned royalties.

In addition, as part of a consulting agreement with a third party, dated February 15, 2011, the Subsidiary is obliged to pay this third party royalties of 8% of the net royalties received in respect of the patent that was sold to Entera in March 2011.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 2 - COMMITMENTS (continued):

b.	On December 18, 2017, the Subsidiary entered into an agreement with a vendor for the process development and production of one of its oral capsule ingredients in the amount of $2,905 that will be paid over the term of the engagement and based on the achievement of certain development milestones, of which $1,542 was recognized in research and development expenses through May 31, 2021.

c.	On August 2, 2020, the Subsidiary entered into a lease agreement for its facilities in Israel. The lease agreement is for 264 sqm and is for a period of 60 months commencing September 1, 2020. The Company has the option to extend the period by another 60 months. The annual lease payment, including management fee, is NIS 435,000 ($134). As security for its obligation under this lease agreement, the Company provided a bank guarantee in an amount equal to three monthly lease payments.

d.	On September 2, 2020 (effective as of January 15, 2020), the Subsidiary entered into a CRO Services Agreement with a third party to retain it as a clinical research organization (“CRO”) for the Subsidiary’s phase 3 clinical trial for its oral insulin. As consideration for its services, the Subsidiary will pay the CRO a total amount of $21,589 during the term of the engagement and based on achievement of certain milestones, of which $5,740 was recognized in research and development expenses through May 31, 2021.

e.	On September 16, 2020 (effective as of January 15, 2020), the Subsidiary entered into a CRO Services Agreement with a third party to retain it as a CRO for the Subsidiary’s phase 3 clinical trial for its oral insulin. As consideration for its services, the Subsidiary will pay the CRO a total amount of $12,343 during the term of the engagement and based on achievement of certain milestones, of which $2,369 was recognized in research and development expenses through May 31, 2021.

f.	Grants from the Israel Innovation Authority (“IIA”)

Under the terms of the Company’s funding from the IIA, royalties of 3% are payable on sales of products developed from a project so funded, up to a maximum amount equaling 100%-150% of the grants received (dollar linked) with the addition of interest at an annual rate based on LIBOR.

At the time the grants were received, successful development of the related projects was not assured. The total amount that was received through May 31, 2021 was $2,207 ($2,496 including interest).

g.	Grants from the European Commission (“EC”)

During fiscal year 2020, the Company received an aggregate payment of €50,000 from the EC under The European Innovation Council Accelerator (previously known as SME Instrument) of the European Innovation Programme Horizon 2020.

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

As of May 31, 2021, the assets measured at fair value are comprised of equity securities (Level 1). The fair value of held to maturity bonds as presented in note 4 was based on a Level 2 measurement.

As of May 31, 2021, the carrying amounts of cash equivalents, short-term deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.

As of May 31, 2021, the carrying amounts of long-term deposits approximate their fair values due to the stated interest rates which approximate market rates.

The amounts funded in respect of employee rights are stated at cash surrender value which approximates its fair value.

There were no Level 3 items for the three month periods ended May 31, 2021 and May 31, 2020.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - MARKETABLE SECURITIES:

The Company’s marketable securities include investments in equity securities of D.N.A and Entera, held to maturity bonds, fair value through profit and loss, preferred equity and mutual funds.

a.	Composition:

	May 31, 2021	August 31, 2020
Short-term:
D.N.A (see b below)	$777	$246
Entera (see c below)	377	150
Held to maturity bonds (see d below)	6,056	5,369
Preferred equity	-	481
Mutual funds*	-	3,298
	$7,210	$9,544
Long-term:
Held to maturity bonds (see d below)	$7,288	$3,928
	$14,498	$13,472

*	Mutual funds include equity funds only

b.	D.N.A

The D.N.A ordinary shares are traded on the Tel Aviv Stock Exchange. The fair value of those securities is measured at the quoted prices of the securities on the measurement date.

As of May 31, 2021, the Company owns approximately 1.7% of D.N.A’s outstanding ordinary shares.

The cost of the securities as of May 31, 2021 and August 31, 2020 is $595.

c.	Entera

Entera ordinary shares have been traded on The Nasdaq Capital Market since June 28, 2018. The Company measures the investment at fair value from such date, since it has a readily determinable fair value (prior to such date the investment was accounted for as a cost method investment (amounting to $1)).

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - MARKETABLE SECURITIES (continued):

d.	Held to maturity securities

The amortized cost and estimated fair value of held-to-maturity securities as of May 31, 2021, are as follows:

	May 31, 2021
	Amortized cost	Gross unrealized gains (losses)	Estimated fair value	Average yield to maturity rate
Short-term:
Commercial bonds	$5,930	$(91)	$5,839	1.97%
Accrued interest	126	-	126

Long-term	7,288	626	7,914	1.22%
	$13,344	$535	$13,879

The amortized cost and estimated fair value of held-to-maturity securities as of August 31, 2020, are as follows:

	August 31, 2020
	Amortized cost	Gross unrealized gains (losses)	Estimated fair value	Average yield to maturity rate
Short-term:
Commercial bonds	$5,295	$(29)	$5,266	2.26%
Accrued interest	74	-	74

Long-term	3,928	56	3,984	2.20%
	$9,297	$27	$9,324

Held to maturity securities which will mature during the 12 months from the balance sheet date are included in short-term marketable securities. Held to maturity securities with maturity dates of more than one year are considered long-term marketable securities.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 5 - STOCKHOLDERS’ EQUITY:

1.	On September 5, 2019, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”), pursuant to which the Company could, from time to time and at the Company’s option, issue and sell shares of Company common stock having an aggregate offering price of up to $15,000, through a sales agent, subject to certain terms and conditions. Any shares sold would be sold pursuant to the Company’s effective shelf registration statement on Form S-3 including a prospectus and prospectus supplement, each dated February 10, 2020 (which superseded a prior registration statement, prospectus and prospectus supplement that related to shares sold under the Sales Agreement). The Company paid the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the Sales Agreement. As of May 31, 2021, 3,212,621 shares were issued under the Sales Agreement for aggregate net proceeds of $14,397.

2.	On February 27, 2020, the Company entered into an underwriting agreement (the “Agreement”) with National Securities Corporation (the “Underwriter”), in connection with a public offering (the “Offering”) of 5,250,000 shares of the Company’s common stock, at an offering price of $4.00 per share. Under the terms of the Agreement, the Company granted the Underwriter a 45-day option to purchase from the Company up to an additional 787,500 shares of common stock at the public offering price (the “Over-Allotment Option”). In connection with the Offering, the Company also agreed to issue to the Underwriter, or its designees, warrants (the “Underwriter’s Warrants”), to purchase up to an aggregate of 7% of the shares of common stock sold in the Offering (including any additional shares sold during the 45-day option period), at an exercise price of $4.80 per share. The Underwriter’s Warrants issued in the Offering will be exercisable at any time and from time to time, in whole or in part, commencing nine months from issuance for a period of three years from the date of issuance. The closing of the sale of the Offering occurred on March 2, 2020. On April 9, 2020, the Company issued 180,561 shares of Common Stock and 12,640 Underwriter’s Warrants pursuant to a partial exercise by the Underwriter of the Over-Allotment Option (the “Partial Over-Allotment Option Exercise”). The net proceeds to the Company from the Offering, including from the Partial Over-Allotment Option Exercise, after deducting the underwriting discount and the Company’s estimated Offering expenses were $19,894.

3.	On December 1, 2020, the Company entered into a new equity distribution agreement (the “New Sales Agreement”), pursuant to which the Company may, from time to time and at the Company’s option, issue and sell shares of Company common stock having an aggregate offering price of up to $40,000, through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to the Company’s effective shelf registration statement on Form S-3 including a prospectus dated February 10, 2020 and prospectus supplement dated December 1, 2020. The Company will pay the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the New Sales Agreement. As of May 31, 2021, 3,448,702 shares were issued under the New Sales Agreement for aggregate net proceeds of $30,813. As of July 14 2021, 4,061,956 shares were issued under the New Sales Agreement for aggregate net proceeds of $38,799.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 5 - STOCKHOLDERS’ EQUITY: (continued):

4.	The following are the significant stock options transactions with employees and board members made during the nine month ended May 31, 2021:

a.	On February 3, 2021, the Company granted options to purchase an aggregate of 340,000 shares of common stock of the Company at an exercise price of $10.40 per share (equivalent to the closing price of the Company’s common stock on the date of grant) as follows: 150,000 to the Chief Executive Officer (the “CEO”); 100,000 to the Chief Scientific Officer (the “CSO”); 50,000 to the Chief Operating Officer and 40,000 to the Chief Financial Officer.. The options will vest in four equal annual installments on each of December 31, 2021, 2022, 2023 and 2024. These options expire on February 3, 2031. The fair value of all these options on the date of grant was $1,987, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $10.40; dividend yield of 0% for all years; expected volatility of 61.07%; risk-free interest rates of 0.64%; and expected term of 6.21 years.

b.	On February 17, 2021, the Company granted options to purchase an aggregate of 15,000 shares of common stock of the Company at an exercise price of $11.33 per share (equivalent to the closing price of the Company’s common stock on the date of grant) to the Chairman of the Company’s Board of Directors. The options will vest in three equal annual installments on each of December 31, 2021, 2022 and 2023. These options expire on February 17, 2031. The fair value of all these options on the date of grant was $100, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $11.33; dividend yield of 0% for all years; expected volatility of 64.39%; risk-free interest rates of 1.67%; and expected term of 5.94 years.

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

The Company has various operating leases for office space and vehicles that expire through 2025. Below is a summary of our operating right-of-use assets and operating lease liabilities as of May 31 2021:

May 31, 2021
Operating right-of-use assets	$560

Operating lease liabilities, current	129
Operating lease liabilities long-term	431
Total operating lease liabilities	$560

For more information about our office lease terms, please see note 2(c).

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 6 - LEASES (continued):

Minimum lease payments for the Company’s right-of-use assets over the remaining lease periods as of May 31, 2021 are as follows:

May 31, 2021
2021	$39
2022	153
2023	136
2024	134
2025	134
Total undiscounted lease payments	596
Less: Interest*	36
Present value of lease liabilities	$560

*	Future lease payments were discounted by 3% interest rate.

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

In addition to the Consulting Agreements, based on a relocation cost analysis prepared by consulting company ORI - Organizational Resources International Ltd., the Company pays for certain direct costs, related taxes and expenses incurred in connection with the relocation of the CEO to U.S. During the nine months ended May 31, 2021, such relocation expenses totaled $241, compared to $407 for the nine months ended May 31, 2020.

NOTE 8 – ASSET ACQUISITION:

On March 18, 2021, the Company entered into the Oravax License Agreement and into the Stockholders Agreement with Oravax. On that date, Oravax’s assets were (1) in process research and development of COVID-19 vaccine technology; and (2) $1,500 to be received in cash (at the date of transaction it was recorded as a note receivable; the amount was paid in July 2021). According to the Stockholders Agreement, Oravax issued 1,890,000 shares of its capital stock to the Company, representing 63% of the issued and outstanding share capital of Oravax, on a fully diluted basis, as of the date of issuance. In addition, under the terms of the Oravax License Agreement terms, the Company has licensed out to Oravax certain patent rights, know-how and Information related to Oramed’s oral drug delivery technology with respect to the combination with the COVID-19 vaccine technology (the “Licensed IP”).

According to ASC 805, the transaction was accounted for as an asset acquisition. No gain or loss was recognized on the transfer of the cash or the Licensed IP to Oravax while the Company retained control of those assets. The Company has recognized an increase in non-controlling interests of $1,495 based on the carrying amount of the contributed assets and, according to the Company’s accounting policy, the fair value of Oravax excluding the contributed assets. Any difference between the fair value of consideration paid and the increase in the non-controlling interests’ carrying amount was recognized in equity. As a result of the acquisition, the Company recognized IPR&D expense of $1,040.

NOTE 9 – SUBSEQUENT EVENTS:

On June 16, 2021, the Company entered into a new equity distribution agreement (the “2021 Sales Agreement”), pursuant to which the Company may, from time to time and at the Company’s option, issue and sell shares of Company common stock having an aggregate offering price of up to $28,000, through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to the Company’s effective shelf registration statements on Form S-3 including a prospectus dated February 10, 2020 and prospectus supplement dated June 16, 2021. The Company will pay the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the New Sales Agreement. As of July 14, 2021, 837,419 shares were issued under the 2021 Sales Agreement for aggregate net proceeds of $10,987.

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

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Words such as “expects,” “anticipates,” “intends,” “plans,” “planned expenditures,” “believes,” “seeks,” “estimates,” “considers” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Quarterly Report on Form 10-Q.  Additionally, statements concerning future matters are forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements include, among other statements, statements regarding the following:

●	the expected development and potential benefits from our products in treating diabetes;

●	the prospects of entering into additional license agreements, or other partnerships or forms of cooperation with other companies or medical institutions;

●	future milestones, conditions and royalties under the license agreement with Hefei Tianhui Incubator of Technologies Co., Ltd., or HTIT, as well as our disagreements with HTIT;

●	expected timing of a clinical study for the potential Oravax vaccine and its potential to protect against the coronavirus, or COVID-19, pandemic;

●	our consideration of ways in which our shareholders could benefit more directly from Oravax, including the potential issuance of some of our shares in Oravax to our shareholders as a dividend;

●	our research and development plans, including pre-clinical and clinical trials plans and the timing of enrollment, obtaining results and conclusion of trials, and our expectation to file a Biologics License Application, or BLA thereafter;

●	our belief that our technology has the potential to deliver medications and vaccines orally that today can only be delivered via injection;

●	the competitive ability of our technology based product efficacy, safety, patient convenience, reliability, value and patent position;

●	the potential market demand for our products;

●	our expectation that in upcoming years our research and development expenses, net, will continue to be our major expenditure;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses;

●	information with respect to any other plans and strategies for our business; and

●	our expectations regarding the impact of COVID-19, including on our clinical trials and operations.

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

FDA Guidance: In August 2017, the U.S. Food and Drug Administration, or FDA, instructed us that the regulatory pathway for the submission of ORMD-0801 would be a BLA. If approved, the BLA pathway would grant us 12 years of marketing exclusivity for ORMD-0801, from the approval date, and an additional six months of exclusivity would be granted to us if the product also receives approval for use in pediatric patients.

Phase 2b Trial: In May 2018, we initiated a three-month dose-ranging Phase 2b clinical trial of ORMD-0801 (Cohort A). This placebo controlled, randomized, 90-day treatment clinical trial was conducted on 269 type 2 diabetic patients in multiple centers throughout the United States pursuant to an Investigational New Drug application, or IND, with the FDA. The primary endpoints of the trial were to assess the safety and evaluate the effect of ORMD-0801 on HbA1c levels over a 90-day treatment period. Secondary endpoints of the trial included measurements of fasting plasma glucose, or FPG, post-prandial glucose, or PPG levels, during a mixed-meal tolerance test, or MMTT, and weight. In May 2019, we initiated an extension of this protocol for approximately 75 type 2 diabetic patients, who were dosed using a lower dosage of insulin (Cohort B).

Cohort A: In November 2019, we announced positive results from the initial cohort of the Phase 2b trial. Patients randomized in the trial to once-daily ORMD-0801 achieved a statistically significant (p-value 0.036) reduction from baseline in HbA1c of 0.60% (0.54% with placebo adjustment). This 0.54% reduction in HbA1c is clinically meaningful. Treatment with ORMD-0801 demonstrated an excellent safety profile, with no serious drug-related adverse events and with no increased frequency of hypoglycemic episodes when compared to placebo. In addition, during this 90-day trial, no weight gain was observed. In the initial cohort, 269 U.S.-based patients were enrolled and treated with a dose-increasing approach: 16 mg initial dose, titrated to 24 mg per dose, and then titrated to 32 mg per dose. Patients were randomized into three groups to assess dosing frequency: once-daily (32 mg per day), twice-daily (64 mg per day), thrice daily (96 mg per day). There was a corresponding placebo for each treatment arm. Two hundred nine (209) patients completed treatment to the 12-week endpoint and were included in the data analysis (24 subjects did not complete the full 12 weeks of treatment). The twice-daily arms achieved statistically significant (p-value 0.042) reductions from baseline in HbA1C of 0.59% (0.53% with placebo adjustment). The thrice-daily arm did not meet statistical significance (p-value 0.093). In addition, due to evidence of treatment-by-center interaction, two sites (36 patients (13.4% of enrolled subjects)) were excluded from the statistical analysis as they showed results opposite from the rest of the statistically significant results. Our internal investigation as well as an independent investigation did not find a cause for such discrepancy.

Cohort B: In February 2020, we announced positive topline data from the second and final cohort of the Phase 2b trial with a different regimen across three daily dose ranges (8 mg, 16 mg, 32 mg). Patients randomized in the trial treated with 8 mg of ORMD-0801 once-daily achieved a statistically significant (p-value 0.028) observed mean reduction of 1.29% from baseline and a least square mean reduction of 0.95% from baseline, or 0.81% adjusted for placebo. Patients who had HbA1c readings above 9% at baseline and received 8 mg of oral insulin once-daily experienced a 1.26% reduction in HbA1c by week 12. Treatment with ORMD-0801 at all doses demonstrated an excellent safety profile, with no serious drug-related adverse events and with no increased frequency of hypoglycemic episodes or weight gain compared to placebo. The primary efficacy endpoint was a reduction in HbA1c at week 12.

Phase 3 Trial: Based on guidance received from the FDA as part of the End-of-Phase 2 meeting process for our oral insulin candidate, ORMD-0801, we have submitted to the FDA the protocols for our upcoming pivotal Phase 3 studies. In line with the FDA’s expectations and recommendations, we intend to conduct two Phase 3 studies concurrently in patients with type 2 diabetes, or T2D. These studies involve about 1,125 patients to provide evidence of ORMD-0801’s safety and efficacy in T2D patients over a treatment period of 6 to 12 months. A geographically diverse patient population will be recruited from multiple sites throughout the U.S., European Union countries, and Israel. Our Phase 3 trial will be composed of two protocols:

ORA-D-013-1: This trial will treat T2D patients with inadequate glycemic control who are currently on 1, 2, or 3 oral glucose-lowering agents. This U.S. trial will recruit 675 patients from 75 clinical sites located throughout the U.S. Patients will be randomized 1:1:1 in this double-dummy trial into cohorts of: 8 mg ORMD-0801 once-daily at night and placebo 45 minutes before breakfast; 8 mg ORMD-0801 twice-daily, at night and 45 minutes before breakfast; and placebo twice-daily, at night and 45 minutes before breakfast. The primary endpoint of the trial is to evaluate the efficacy of ORMD-0801 compared to placebo in improving glycemic control as assessed by HbA1c, with a secondary efficacy endpoint of assessing the change from baseline in fasting plasma glucose at 26 weeks. We initiated this trial in the fourth quarter of 2020. In June 2021, we announced that 50% of the 675 patients were enrolled and randomized.

ORA-D-013-2: This trial will include T2D patients with inadequate glycemic control who manage their condition with either diet alone or with diet and metformin monotherapy. A total of 450 patients will be recruited through 36 sites in the U.S. and 25 sites in Western Europe and Israel. Patients will be randomized 1:1 into two cohorts dosed with 8 mg ORMD-0801 at night; and placebo at night. The primary endpoint is to evaluate the efficacy of ORMD-0801 compared to placebo in improving glycemic control as assessed by HbA1c over a 26-week treatment period, with a secondary efficacy endpoint of assessing the change from baseline in fasting plasma glucose at 26 weeks. We initiated this trial in the U.S. in the first calendar quarter of 2021.

We expect to receive the efficacy data from the trials after patients have completed the first 6-months of treatment. Safety will be further monitored as patients will be exposed to the drug over an additional 6 months (total 12 months). The trial’s topline results are expected in 2022 and we anticipate filing a BLA with the FDA in 2023. A BLA would grant us 12 years of marketing exclusivity from the date of approval in the U.S..

NASH trial: In June 2020, we presented topline data of 8 patients from an open-label trial that assessed the safety, tolerability, and early effects of 16 mg ORMD-0801 (2x8 mg capsules) on liver fat in T2D patients with nonalcoholic steatohepatitis, or NASH. The 12-week dosing had no serious adverse events and it induced an observed mean 6.9±6.8% reduction in liver fat content (p-value: 0.035), and the relative reduction of 30%, as measured by MRI-derived proton density fat fraction, or MRI-PDFF. In parallel, concentrations of gamma-glutamyltransferase (GGT), a key marker of chronic hepatitis, were significantly lower after 12 weeks of treatment as compared to baseline (-14.6±13.1 U/L; p value: 0.008).

In September 2020, we initiated an open label clinical trial of our oral insulin capsule ORMD-0801, for the treatment of NASH. This 10 patient multi-center trial is comprised of three clinical sites in Belgium. The trial will measure change and percent change in MRI-PDFF from Baseline to Week 12.

In December 2020, we initiated a double blind, placebo controlled clinical trial of our oral insulin capsule ORMD-0801 for the treatment of NASH. This 30 patients multi-center trial is comprised of five clinical sites: three in the U.S. and two in Israel. The trial will measure change and percent change in MRI-PDFF from Baseline to Week 12.

Oral Glucagon-Like Peptide-1: GLP-1 is an incretin hormone, which stimulates the secretion of insulin from the pancreas. In addition to our flagship product, the ORMD-0801 insulin capsule, we use our technology for an orally ingestible GLP-1 capsule, or ORMD-0901.

In February 2019, we completed a Phase I pharmacokinetic trial to evaluate the safety and pharmacokinetics of ORMD-0901 compared to placebo in healthy volunteers. We initiated a follow-on trial in T2D patients, in June 2021 in the U.S. under an IND submitted to the FDA.

Oral Vaccine

On March 18, 2021, we entered into a License Agreement, or the Oravax License Agreement, with Oravax Medical Inc., or Oravax. For more information about the Oravax License Agreement, please see below under “Out-Licensed Technology” section.

Oravax, Oramed’s 63% owned joint venture that combines Oramed’s proprietary POD™ oral delivery technology and Premas Biotech’s novel vaccine technology, is preparing to begin clinical trials of an oral COVID-19 vaccine in second half of 2021 calendar year. We are considering ways in which our shareholders could benefit more directly from Oravax, including potentially issuing some of our shares in Oravax to our shareholders as a dividend, which would make Oravax a publicly held company that may in turn apply for listing on a stock exchange.

A single dose of Oravax’s oral vaccine produced a significant antibody response in a preclinical in-vivo study. Oravax’s novel vaccine technology may be a candidate for protection against COVID-19 and its variants due to triple antigen targeting, easier distribution, and ease of use. We are now in discussions with potential partners for pre-orders of Oravax’s vaccine candidate.

Other Products

We are developing a new drug candidate, a weight loss treatment in the form of an oral leptin capsule. During the third quarter of 2020, we finalized a proof of concept single-dose trial for this candidate to evaluate its pharmacokinetics and pharmacodynamics (glucagon reduction) in 10 type 1 adult diabetic patients without any safety issues. Patients who received leptin on average had a decrease in glucose as compared to the placebo group during the first 30-180 minutes following dosing. At different time periods, the leptin treated patients on average had glucagon values that were either lower than or similar to, those in the placebo group. We are currently in the middle of a second study of 15 type 1 adult diabetic patients who serve as both the active and placebo arms in this study, with anticipated results in the fourth quarter of 2021.

Out-Licensed Technology

HTIT License

On November 30, 2015, we, our Israeli subsidiary and HTIT entered into a Technology License Agreement, or TLA, and on December 21, 2015 these parties entered into an Amended and Restated Technology License Agreement that was further amended by the parties on June 3, 2016 and July 24, 2016, or the HTIT License Agreement. According to the HTIT License Agreement, we granted HTIT an exclusive commercialization license in the territory of the People’s Republic of China, Macau and Hong Kong, or the Territory, related to our oral insulin capsule, ORMD-0801, or the Product. Pursuant to the HTIT License Agreement, HTIT will conduct, at its own expense, certain pre-commercialization and regulatory activities with respect to our subsidiary’s technology and ORMD-0801 capsule, and will pay (i) royalties of 10% on net sales of the related commercialized products to be sold by HTIT in the Territory, or Royalties, and (ii) an aggregate of $37.5 million, of which $3 million was payable immediately, $8 million will be paid subject to our entry into certain agreements with certain third parties, and $26.5 million will be paid upon achievement of certain milestones and conditions. In the event that we will not meet certain conditions, the Royalties rate may be reduced to a minimum of 8%. Following the final expiration of our patents covering the technology in the Territory in 2033, the Royalties rate may be reduced, under certain circumstances, to 5%. The royalty payment obligation shall apply during the period of time beginning upon the first commercial sale of the Product in the Territory, and ending upon the later of (i) the expiration of the last-to-expire licensed patents in the Territory; and (ii) 15 years after the first commercial sale of the Product in the Territory, or the Royalty Term. The HTIT License Agreement shall remain in effect until the expiration of the Royalty Term. The HTIT License Agreement contains customary termination provisions. Through May 31, 2021, we received aggregate milestone payments of $20.5 million out of the aggregate amount of $37.5 million.

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

Oravax License

On March 18, 2021, we entered into the Oravax License Agreement with Oravax, pursuant to which we will grant to Oravax an exclusive, worldwide license , or the License, under our rights in certain patents and related intellectual property in which Oravax will receive certain rights relating to our proprietary oral delivery technology to further develop, manufacture and commercialize oral vaccines for COVID-19 and other novel coronaviruses based on Premas Biotech Pvt.’s, or Premas, proprietary vaccine technology involving a triple antigen virus like particle, or the Oravax Product which was previously owned by Cystron Biotech LLC, or Cystron, and later acquired by Akers Biosciences Inc., or Akers.

In consideration for the grant of the License, the Oravax License Agreement provides that we will receive (i) royalties equal to 7.5% on net sales, as defined in the Oravax License Agreement, of each product commercialized by Oravax, its affiliates and permitted sublicensees related to the License during the term specified in the Oravax License Agreement, (ii) sublicensing fees equal to 15% of any non-sales-based consideration received by Oravax from a permitted sublicensee and (iii) other payments ranging between $25 million to $100 million, based on certain sales milestones being achieved by Oravax. The parties further agreed to establish a development and steering committee, which will consist of three members, of which two members will be appointed by us, that will oversee the ongoing research, development, clinical and regulatory activity with respect to the Oravax Product. In addition, we agreed to buy and Oravax agreed to issue to us 1,890,000 shares of common stock of Oravax, representing 63% of the common stock of Oravax for the aggregate amount of $1.5 million. Akers agreed to contribute to Oravax $1.5 million in cash and substantially all of the assets of Cystron, including a license agreement to the Premas novel vaccine technology. Nadav Kidron, the Company’s President and Chief Executive Officer, was one of the former members of Cystron.

Results of Operations

Comparison of nine and three month periods ended May 31, 2021 and May 31, 2020

The following table summarizes certain statements of operations data of the Company for the nine and three month periods ended May 31, 2021 and May 31, 2020 (in thousands of dollars except share and per share data):

	Nine months ended		Three months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020

Revenues	$2,020	$2,029	$681	$681
Cost of revenues	-	-	-	-
Research and development expenses	15,145	7,267	5,502	1,925
General and administrative expenses	3,688	3,502	1,297	1,030
Financial income (expenses), net	1,010	225	493	(10)
Taxes on income	-	-	-	-
Net loss for the period	$15,803	$8,515	$5,625	$2,284
Loss per common share - basic and diluted	$0.57	$0.44	$0.17	$0.10
Weighted average common shares outstanding	26,899,914	19,496,205	29,929,606	23,215,205

Revenues

Revenues consist of proceeds related to the HTIT License Agreement that are recognized on a cumulative basis when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, through the expected product submission date of June 2023 using the input method.

Revenues were $2,020,000 and $2,029,000 for the nine month periods ended May 31, 2021 and May 31, 2020, respectively.

Revenues were $681,000 for each of the three month periods ended May 31, 2021 and May 31, 2020.

Cost of revenues

Cost of revenues consists of royalties related to the HTIT License Agreement that will be paid over the term of the License Agreement in accordance with revenue recognition accounting and the Law for the Encouragement of Industrial Research, Development and Technological Innovation, 1984, as amended, including any regulations or tracks promulgated thereunder.

There was no cost of revenues for the three and the nine month periods ended May 31, 2021 and May 31, 2020.

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

Research and development expenses for the nine month period ended May 31, 2021 increased by 108% to $15,145,000, from $7,267,000 for the nine month period ended May 31, 2020. The increase is primarily due to an increase in expenses related to our Phase 3 clinical trial in addition to expenses related to the in process research and development costs related to Oravax partially offset by a decrease in expenses related to our Phase 2 clinical trial. Stock-based compensation costs for the nine month period ended May 31, 2021 totaled $713,000, as compared to $356,000 during the nine month period ended May 31, 2020. The increase is mainly attributable to awards granted to employees and a consultant during the nine month period ended May 31, 2021.

Research and development expenses for the three month period ended May 31, 2021 increased by 186% to $5,502,000, from $1,925,000 for the three month period ended May 31, 2020. The increase is primarily due to an increase in expenses related to our Phase 3 clinical trial in addition to expenses related to the in process research and development costs related to Oravax. Stock-based compensation costs for the three month period ended May 31, 2021 totaled $408,000, as compared to $138,000 during the three month period ended May 31, 2020. The increase is mainly attributable to awards granted to employees and a consultant during fiscal year 2021.

Government grants

In the nine month periods ended May 31, 2021 and May 31, 2020, we did not recognize any research and development grants. As of May 31, 2021, we incurred liabilities to pay royalties to the Israel Innovation Authority of the Israeli Ministry of Economy & Industry of $243,000.

General and administrative expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, travel expenses, business development costs, insurance expenses and other general costs.

General and administrative expenses for the nine month period ended May 31, 2021 increased by 5% to $3,688,000 from $3,502,000 for the nine month period ended May 31, 2020. The increase in costs related to general and administrative activities is primarily attributable to an increase in stock-based compensation expenses and costs related to directors and officer’s insurance policy. Stock-based compensation costs for the nine month period ended May 31, 2021 totaled $997,000, as compared to $532,000 during the nine month period ended May 31, 2020. The increase is mainly attributable to awards granted to employees and a consultant during the nine month period ended May 31, 2021.

General and administrative expenses for the three month period ended May 31, 2021 increased by 26% to $1,297,000 from $1,030,000 for the three month period ended May 31, 2020. The increase in costs related to general and administrative activities is primarily attributable to an increase in stock-based compensation expenses and costs related to directors and officer’s insurance policy partially offset by a decrease in costs related to patents’ expenses. Stock-based compensation costs for the three month period ended May 31, 2021 totaled $573,000, as compared to $182,000 during the three month period ended May 31, 2020. The increase is mainly attributable to awards granted to employees and a consultant during fiscal year 2021.

Financial income (expense), net

Net financial income increased by 349% from net financial income of $225,000 for the nine month period ended May 31, 2020 to net financial income of $1,010,000 for the nine month period ended May 31, 2021. The increase is primarily attributable to an increase in fair value of the ordinary shares of D.N.A Biomedical Solutions Ltd. and Entera Bio Ltd.

Net financial income increased from net financial expense of $10,000 for the three month period ended May 31, 2020 to net financial income of $493,000 for the three month period ended May 31, 2021. The increase is primarily attributable to the decrease in fair value of the ordinary shares of D.N.A Biomedical Solutions Ltd. and Entera Bio Ltd.

Liquidity and capital resources

From inception through May 31, 2021, we have incurred losses in an aggregate amount of $107,999,000. During that period and through July 14, 2021, we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of $168,125,000, net of transaction costs. During that period, we also received cash consideration of $16,304,000 from the exercise of warrants and options. We expect to seek to obtain additional financing through similar sources in the future, as needed. As of May 31, 2021, we had $57,414,000 of available cash, $5,017,000 of short-term bank deposits and $14,498,000 of marketable securities.

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

As of May 31, 2021, our total current assets were $72,233,000 and our total current liabilities were $5,750,000. On May 31, 2021, we had a working capital surplus of $66,483,000 and an accumulated loss of $107,999,000. As of August 31, 2020, our total current assets were $40,511,000 and our total current liabilities were $4,536,000. On August 31, 2020, we had a working capital surplus of $35,975,000 and an accumulated loss of $92,614,000. The increase in working capital from August 31, 2020 to May 31, 2021 was primarily due to capital raising.

During the nine month period ended May 31, 2021, cash and cash equivalents increased to $57,414,000 from the $19,296,000 reported as of August 31, 2020, which is due to the reasons described below.

Operating activities used cash of $15,039,000 in the nine month period ended May 31, 2021, as compared to $9,982,000 used in the nine month period ended May 31, 2020. Cash used in operating activities primarily consisted of net loss resulting from research and development and general and administrative expenses, as well as changes in deferred revenue due to the License Agreement and is partially offset by changes in accounts payable and accrued expenses.

Investing activities provided cash of $5,283,000 in the nine month period ended May 31, 2021, as compared to investing activities use of cash of $6,337,000 in the nine month period ended May 31, 2020. Cash used in investing activities in the nine month period ended May 31, 2021 consisted primarily of the purchase of short-term deposits and held to maturity securities and is partially offset by the proceeds of short-term deposits and held to maturity securities. Cash provided by investing activities in the nine month period ended May 31, 2020 consisted primarily of the proceeds from the sale of held to maturity securities and is partially offset by the purchase of short term deposits.

Financing activities provided cash of $47,869,000 in the nine month period ended May 31, 2021, as compared to $22,308,000 provided in the nine month period ended May 31, 2020. Cash provided by financing activities consisted primarily proceeds from the issuance of our common stock as well as proceeds from the exercise of options and warrants.

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

On September 5, 2019, we entered into an equity distribution agreement, or the Sales Agreement, pursuant to which we could, from time to time and at our option, issue and sell shares of our common stock having an aggregate offering price of up to $15,000,000, through a sales agent, subject to certain terms and conditions. Any shares sold were sold pursuant to the Company’s effective shelf registration statement on Form S-3 including a prospectus and prospectus supplement, each dated February 10, 2020 (which superseded a prior registration statement, prospectus and prospectus supplement that related to shares sold under the Sales Agreement). We paid the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the Sales Agreement. As of May 31, 2021, 3,212,621 shares were issued under the Sales Agreement for aggregate net proceeds of $14,397,000.

On December 1, 2020, we entered into an equity distribution agreement, or the New Sales Agreement, pursuant to which we may, from time to time and at our option, issue and sell shares of our common stock having an aggregate offering price of up to $40,000,000, through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to the Company’s effective shelf registration statement on Form S-3 including a prospectus dated February 10, 2020 and prospectus supplement dated December 1, 2020. We will pay the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the New Sales Agreement. As of May 31, 2021, 3,448,702 shares were issued under the New Sales Agreement for aggregate net proceeds of $30,813,000. As of July 14, 2021, 4,061,956 shares were issued under the New Sales Agreement for aggregate net proceeds of $38,799,000.

On June 16, 2021, we entered into an equity distribution agreement, or the 2021 Sales Agreement, pursuant to which we may, from time to time and at our option, issue and sell shares of our common stock having an aggregate offering price of up to $28,000,000, through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to the Company’s effective shelf registration statements on Form S-3 including a prospectus dated February 10, 2020 and prospectus supplement dated June 16, 2021. We will pay the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the 2021 Sales Agreement. As of July 14, 2021, 837,419 shares were issued under the 2021 Sales Agreement for aggregate net proceeds of $10,987,000.

Off-balance sheet arrangements

As of May 31, 2021 we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the quarter ended May 31, 2021. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6 - EXHIBITS

Number	Exhibit
10.1*	Employment Agreement, dated May 23, 2021, between Oramed Ltd. and David Silberman.

10.2*	Representative Form of Indemnification Agreement between Oramed Pharmaceuticals Inc. and each of its directors and officers.

10.3	Equity Distribution Agreement, dated as of June 16, 2021, by and between Oramed Pharmaceuticals Inc. and Canaccord Genuity LLC (incorporated by reference from our current report on Form 8-K filed June 16, 2021).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2021 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

+	Certain confidential portions of this exhibit were omitted because the identified confidential provisions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Date: July 14, 2021	By:	/s/ Nadav Kidron
Nadav Kidron
President and Chief Executive Officer

Date: July 14, 2021	By:	/s/ David Silberman
David Silberman
Chief Financial Officer
(Principal Financial and Accounting Officer)