Form 10-K
period 2021-08-31
ORAMED PHARMACEUTICALS INC.
filed 2021-11-24
CIK 1176309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-35813

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $227,769,778, based on a price of $8.91, being the last price at which the shares of the registrant’s common stock were sold on The Nasdaq Capital Market prior to the end of the most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 38,086,020 shares of common stock issued and outstanding as of November 24, 2021.

ORAMED PHARMACEUTICALS INC.

FORM 10-K

(FOR THE FISCAL YEAR ENDED AUGUST 31, 2021)

i

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company,” and “Oramed” mean Oramed Pharmaceuticals Inc. and our wholly-owned subsidiaries, Oramed Ltd. an Israeli corporation, and Oramed HK Limited, a Hong Kong corporation, unless otherwise indicated. All dollar amounts refer to U.S. dollars unless otherwise indicated.

On August 31, 2021, the exchange rate between the New Israeli Shekel, or NIS, and the dollar, as quoted by the Bank of Israel, was NIS 3.207 to $1.00. Unless indicated otherwise by the context, statements in this Annual Report on Form 10-K that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Words such as “expects,” “anticipates,” “intends,” “plans,” “planned expenditures,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1–- “Business” and Item 7–- “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report on Form 10-K and include, among other statements, statements regarding the following:

●	the expected development and potential benefits from our products in treating diabetes;

●	the prospects of entering into additional license agreements, or other partnerships or forms of cooperation with other companies or medical institutions;

●	future milestones, conditions and royalties under the license agreement with Hefei Tianhui Incubator of Technologies Co., Ltd., or HTIT;

●	expected timing of a clinical study for the potential Oravax Medical Inc., or Oravax, vaccine and its potential to protect against the coronavirus, or COVID-19, pandemic;

●	our consideration of ways in which our shareholders could benefit more directly from Oravax, including the potential issuance of some of our shares in Oravax to our shareholders as a dividend;

●	our research and development plans, including pre-clinical and clinical trials plans and the timing of enrollment, obtaining results and conclusion of trials, including without limitation, our expectation that we will initiate two six-month Phase III clinical trials, and our expectation to file a Biologics License Application, or BLA, thereafter;

●	our belief that our technology has the potential to deliver medications and vaccines orally that today can only be delivered via injection;

●	the competitive ability of our technology based product efficacy, safety, patient convenience, reliability, value and patent position;

●	the potential market demand for our products;

ii

●	our expectation that in the upcoming year our research and development expenses will continue to be our major expenditure;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses;

●	information with respect to any other plans and strategies for our business; and

●	our expectations regarding the impact of the coronavirus, or COVID-19, pandemic, including on our clinical trials and operations.

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

Phase IIb Study: In May 2018, we initiated a three-month dose-ranging Phase IIb clinical trial of ORMD-0801 (Cohort A). This placebo controlled, randomized, 90-day treatment clinical trial was conducted on 269 type 2 diabetic, or T2D, patients in multiple centers throughout the United States pursuant to an Investigational New Drug application, or IND, with the FDA. The primary endpoints of the trial were to assess the safety and evaluate the effect of ORMD-0801 on HbA1c levels over a 90-day treatment period. Secondary endpoints of the trial included measurements of fasting plasma glucose, or FPG, post-prandial glucose, or PPG levels, during a mixed-meal tolerance test, or MMTT, and weight. In May 2019, we initiated an extension of this protocol for approximately 75 T2D patients, who were dosed using a lower dosage of insulin (Cohort B).

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

Phase III Study: Based on guidance received from the FDA as part of the end-of-phase II meeting process for our oral insulin candidate, ORMD-0801, we have submitted to the FDA the protocols for our upcoming pivotal Phase III studies. In line with the FDA’s expectations and recommendations, we intend to conduct two Phase III studies concurrently in patients with T2D. These studies involve about 1,125 patients to provide evidence of ORMD-0801’s safety and efficacy in T2D patients over a treatment period of 6 to 12 months. A geographically diverse patient population will be recruited from multiple sites throughout the United States, Europe, and Israel. Our Phase III study will be composed from 2 protocols:

ORA-D-013-1: This study will treat T2D patients with inadequate glycaemic control who are currently on 2 or 3 oral glucose-lowering agents. This U.S. study will recruit 675 patients from at least 75 clinical sites located throughout the U.S. Patients will be randomized 1:1:1 in this double-dummy study into cohorts of: 8 mg ORMD-0801 once-daily at night and placebo 45 minutes before breakfast; 8 mg ORMD-0801 twice-daily, at night and 45 minutes before breakfast; and placebo twice-daily, at night and 45 minutes before breakfast. The primary endpoint of the study is to evaluate the efficacy of ORMD-0801 compared to placebo in improving glycaemic control as assessed by HbA1c, with a secondary efficacy endpoint of assessing the change from baseline in fasting plasma glucose at 26 weeks. We initiated this trial in December 2020. In November 2021, we announced that 75% of the 675 patients were enrolled and randomized.

ORA-D-013-2: This study will include T2D patients with inadequate glycaemic control who are managing their condition with either diet alone or with diet and metformin monotherapy. A total of 450 patients will be recruited through 36 sites in the U.S. and 25 sites in Western Europe and Israel. Patients will be randomized 1:1 into two cohorts dosed with: 8 mg ORMD-0801 at night; and placebo at night. The primary endpoint is to evaluate the efficacy of ORMD-0801 compared to placebo in improving glycaemic control as assessed by HbA1c over a 26-week treatment period, with a secondary efficacy endpoint of assessing the change from baseline in fasting plasma glucose at 26 weeks. We initiated this trial in the U.S. in March 2021. In August 2021, we announced that over 25% of the 450 patients were enrolled and randomized.

We expect to receive the efficacy data from the trials after patients have completed the first 6 months of treatment. Safety will be further monitored as patients will be exposed to the drug over an additional 6 months (total 12 months). The trial’s topline results are expected in 2022 and we anticipate filing a BLA with the FDA in 2023. A BLA would grant us 12 years of marketing exclusivity from the date of approval in the U.S.

NASH trial: In June 2020, we presented topline data of 8 patients from an open-label trial that assessed the safety, tolerability, and early effects of 16 mg ORMD-0801 (2x8 mg capsules) on liver fat in T2D, patients with nonalcoholic steatohepatitis, or NASH. The 12-week dosing had no serious adverse events and it induced an observed mean 6.9±6.8% reduction in liver fat content (p-value: 0.035), and the relative reduction of 30%, as measured by MRI-derived proton density fat fraction, or MRI-PDFF. In parallel, concentrations of gamma-glutamyltransferase (GGT), a key marker of chronic hepatitis, were significantly lower after 12 weeks of treatment as compared to baseline (-14.6±13.1 U/L; p value: 0.008).

In September 2020, we initiated an open label clinical trial of our oral insulin capsule, ORMD-0801, for the treatment of NASH. This 10 patient multi-center trial is comprised of three clinical sites in Belgium. The trial will measure change and percent change in MRI-PDFF from baseline to week 12.

In December 2020, we initiated a double blind, placebo controlled clinical trial of our oral insulin capsule, ORMD-0801, for the treatment of NASH. This 30 patient multi-center trial is comprised of five clinical sites: three in the U.S. and two in Israel. The trial will measure change and percent change in MRI-PDFF from baseline to week 12. In September 2021, we announced that over 50% of the patients were enrolled and randomized.

Oral Glucagon-Like Peptide-1: Oral Glucagon-Like Peptide-1, or GLP-1, is an incretin hormone, which stimulates the secretion of insulin from the pancreas. In addition to our flagship product, the ORMD-0801 insulin capsule, we use our technology for an orally ingestible GLP-1 capsule, or ORMD-0901.

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

Oral Vaccine

On March 18, 2021, we entered into a license agreement, or the Oravax License Agreement, with Oravax. For more information about the Oravax License Agreement, please see below under “Out-Licensed Technology”.

Oravax, Oramed’s 63% owned joint venture combines our proprietary POD™ oral delivery technology and the novel vaccine technology of Premas Biotech Pvt. Ltd., or Premas. We are considering ways in which our shareholders could benefit more directly from Oravax, including potentially issuing some of our shares in Oravax to our shareholders as a dividend, which would make Oravax a publicly held company that may in turn apply for listing on a stock exchange.

A single dose of Oravax’s oral vaccine produced a significant antibody response in a preclinical in-vivo study. Oravax’s novel vaccine technology may be a candidate for protection against COVID-19 and its variants due to triple antigen targeting, easier distribution and ease of administration.

On October 29, 2021, we announced Oravax’s oral COVID-19 vaccine has received clearance from the South African Health Products Regulatory Authority to initiate Phase I trial and subsequently to commence patient enrollment in a first in human, Phase 1 clinical trial, for its oral COVID-19 vaccine.

Other Products

We are developing a new drug candidate, a weight loss treatment in the form of an oral leptin capsule. During the third quarter of the 2020 calendar year, we finalized a proof of concept single-dose trial for this candidate to evaluate its pharmacokinetics and pharmacodynamics (glucagon reduction) in 10 type 1 adult diabetic patients without any safety issues. Patients who received leptin on average had a decrease in glucose as compared to the placebo group during the first 30-180 minutes following dosing. At different time periods, the leptin treated patients on average had glucagon values that were either lower than or similar to, those in the placebo group. We are currently in the middle of a second study of 15 type 1 adult diabetic patients who serve as both the active and placebo arms in this study, with anticipated results in the fourth quarter of the 2021 calendar year.

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

Market Overview

Diabetes is a disease in which the body does not produce or properly use insulin. Insulin is a hormone that causes sugar to be absorbed into cells, where the sugar is converted into energy needed for daily life. The cause of diabetes is attributed both to genetics (type 1 diabetes, or T1D) and, most often, to environmental factors such as obesity and lack of exercise (T2D). According to the International Diabetes Federation, or IDF, an estimated 463 million adults (20-79 years) worldwide suffered from diabetes in 2019 and the IDF projects this number will increase to 700 million by 2045. Also, according to the IDF, in 2019, an estimated 4.2 million people died from diabetes. According to the American Diabetes Association, or ADA, in the United States there were approximately 34.2 million people with diabetes, or 10.5% of the United States population in 2018. Diabetes is a leading cause of blindness, kidney failure, heart attack, stroke and amputation. The latest report of the ADA that analyzed the economic costs of diabetes in the U.S in 2017 indicates that the total cost of diagnosed diabetes in the United States in 2017 was $327 billion.

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

Scientific Advisory Board: Our management team has access to our internationally recognized Scientific Advisory Board whose members are thought-leaders in their respective areas. The Scientific Advisory Board is comprised of Dr. Roy Eldor, Dr. Ele Ferrannini, Dr. Alexander Fleming, Dr. Avram Hershko, Dr. Harold Jacob, Dr. Julio Rosenstock and Dr. Jay Skyler.

Strategy

We plan to ultimately seek a strategic commercial partner, or partners, with extensive experience in the development, commercialization, and marketing of insulin applications and/or other orally digestible drugs. We anticipate such partner or partners would be responsible for, or substantially support, late-stage clinical trials (Phase III) to increase the likelihood of obtaining regulatory approvals and registrations in the appropriate markets in a timely manner. We further anticipate that such partner, or partners, would also be responsible for sales, marketing and support of our products in these markets. Such planned strategic partnership, or partnerships, may provide a marketing and sales infrastructure for our products as well as financial and operational support for global clinical trials, post marketing studies, label expansions and other regulatory requirements concerning future clinical development. In 2015, we successfully executed this strategy when we, Oramed Ltd. and HTIT entered into a Technology License Agreement pursuant to which we granted HTIT an exclusive commercialization license in the territory of the People’s Republic of China, Macau and Hong Kong, or the Territory, related to our oral insulin capsule, ORMD-0801. Any future strategic partner, or partners, may also provide capital and expertise that would enable the partnership to develop new oral dosage forms for other polypeptides. While our strategy is to partner with an appropriate party, no assurance can be given that we will in fact be able to reach an agreeable partnership with any third party. Under certain circumstances, we may determine to develop one or more of our oral dosage forms on our own, either world-wide or in select territories.

In line with our strategy, we have entered into a joint venture focused on the development of novel oral COVID-19 vaccines, based on our proprietary oral delivery technology and our partners’ novel vaccine technology.

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

We hold 87 patents, one of which was issued during the fiscal year ended August 31, 2021, or fiscal 2021, including patents issued by the United States, Swiss, German, French, U.K., Italian, Netherlands, Swedish, Spanish, Australian, Israeli, Japanese, New Zealand, South African, Russian, Canadian, Hong Kong, Chinese, European and Indian patent offices that cover a part of our technology, which allows for the oral delivery of proteins; patents issued by the Australian, Canadian, European, Austrian, Belgian, French, German, Irish, Italian, Luxembourg, Monaco, Netherlands, Norwegian, Spanish, Swedish, Swiss, U.K., Israeli, New Zealand, South African, Russian and Japanese patent offices that cover part of our technology for the oral delivery of exenatide; and patents issued by the European, Austrian, Belgian, Denmark, French, German, Irish, Italian, Luxembourg, Monaco, Netherlands, Norway, Spanish, Swedish, Swiss, U.K. and Japanese patent offices for treating diabetes.

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

We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. Our policy is to require our employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers, our board of directors, or our Board, technical review board and other advisors, to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. We also require signed confidentiality or material transfer agreements from any company that is to receive our confidential information. In the case of employees, consultants and contractors, the agreements provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of the Company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

Out-Licensed Technology

ENTERA BIO

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

In March 2011, we also consummated a transaction with D.N.A, whereby we sold to D.N.A 47% of Entera’s outstanding share capital on an undiluted basis, retaining a 3% interest as of March 2011. In consideration for the shares sold to D.N.A, we received, among other payments, ordinary shares of D.N.A. The D.N.A ordinary shares are traded on the Tel Aviv Stock Exchange and its quoted price is subject to market fluctuations, and may, at times, have a price below the value on the date we acquired such shares. In addition, the ordinary shares of D.N.A have historically experienced low trading volume; as a result, there is no guarantee that we will be able to resell the ordinary shares of D.N.A at the prevailing market prices. During the years ended August 31, 2021, 2020 and 2019, we did not sell any of the D.N.A ordinary shares. As of August 31, 2021, we held approximately 1.7% of D.N.A’s outstanding ordinary shares.

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

HTIT

On November 30, 2015, we, Oramed Ltd. and HTIT entered into a Technology License Agreement, or TLA, and on December 21, 2015, these parties entered into an Amended and Restated Technology License Agreement that was further amended by the parties on June 3, 2016 and July 24, 2016, or the License Agreement. According to the License Agreement, we granted HTIT an exclusive commercialization license in the Territory, related to our oral insulin capsule, ORMD-0801, or the Product. Pursuant to the License Agreement, HTIT will conduct, at its own expense, certain pre-commercialization and regulatory activities with respect to our subsidiary’s technology and ORMD-0801 capsule, and will pay (i) royalties of 10% on net sales of the related commercialized products to be sold by HTIT in the Territory, or Royalties, and (ii) an aggregate of $37.5 million, of which $3 million was payable immediately, $8 million will be paid subject to our entry into certain agreements with certain third parties, and $26.5 million will be payable upon achievement of certain milestones and conditions. In the event that we will not meet certain conditions, the Royalties rate may be reduced to a minimum of 8%. Following the final expiration of our patents covering the technology in the Territory in 2033, the Royalties rate may be reduced, under certain circumstances, to 5%. The royalty payment obligation shall apply during the period of time beginning upon the first commercial sale of the Product in the Territory, and ending upon the later of (i) the expiration of the last-to-expire licensed patents in the Territory; and (ii) 15 years after the first commercial sale of the Product in the Territory, or the Royalty Term. The License Agreement shall remain in effect until the expiration of the Royalty Term. The License Agreement contains customary termination provisions. Through August 31, 2021, we received aggregate milestone payments of $20.5 million out of the aggregate amount of $37.5 million.

On August 21, 2020, we received a letter from HTIT, disputing certain pending payment obligations of HTIT under the TLA. We wholly dispute said claims and we are in discussions with HTIT in an attempt to reach a mutually agreeable solution.

Oravax License

On March 18, 2021, we entered into the Oravax License Agreement with Oravax, pursuant to which we will grant to Oravax an exclusive, worldwide license , or the License, under our rights in certain patents and related intellectual property in which Oravax will receive certain rights relating to our proprietary oral delivery technology to further develop, manufacture and commercialize oral vaccines for COVID-19 and other novel coronaviruses based on Premas’s proprietary vaccine technology involving a triple antigen virus like particle, or the Oravax Product, which was previously owned by Cystron Biotech LLC, or Cystron, and later acquired by Akers Biosciences Inc., or Akers.

In consideration for the grant of the License, the Oravax License Agreement provides that we will receive (i) royalties equal to 7.5% on net sales, as defined in the Oravax License Agreement, of each product commercialized by Oravax, its affiliates and permitted sublicensees related to the License during the term specified in the Oravax License Agreement, (ii) sublicensing fees equal to 15% of any non-sales-based consideration received by Oravax from a permitted sublicensee and (iii) other payments ranging between $25 million to $100 million, based on certain sales milestones being achieved by Oravax. The parties further agreed to establish a development and steering committee, which will consist of three members, of which two members will be appointed by us, that will oversee the ongoing research, development, clinical and regulatory activity with respect to the Oravax Product. In addition, we agreed to buy and Oravax agreed to issue to us 1,890,000 shares of common stock of Oravax, representing 63% of the common stock of Oravax for the aggregate amount of $1.5 million. Akers agreed to contribute to Oravax $1.5 million in cash and substantially all of the assets of Cystron, including a license agreement to Premas’s novel vaccine technology. Nadav Kidron, the Company’s President and Chief Executive Officer, was one of the former members of Cystron. See note 12 to the financial statements.

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

Competition for Our Oral Insulin Capsule

We anticipate the oral insulin capsule to be a competitive diabetes drug because of its anticipated efficacy and safety profile. The following are some of the treatment options for T1D and T2D patients:

●	Insulin injections,

●	Insulin pumps, or

●	A combination of diet, exercise and oral medication which improve the body’s response to insulin or cause the body to produce more insulin.

Scientific Advisory Board

We maintain a Scientific Advisory Board consisting of internationally recognized scientists who advise us on scientific and technical aspects of our business. The Scientific Advisory Board meets periodically to review specific projects and to assess the value of new technologies and developments to us. In addition, individual members of the Scientific Advisory Board meet with us periodically to provide advice in their particular areas of expertise. The Scientific Advisory Board consists of the following members, information with respect to whom is set forth below: Dr. Roy Eldor, Professor Ele Ferrannini, Dr. Alexander Fleming, Professor Avram Hershko, Dr. Harold Jacob, Dr. Julio Rosenstock and Dr. Jay Skyler.

Dr. Roy Eldor, MD, PhD, joined the Oramed Scientific Advisory Board in July 2016. He is an endocrinologist, internist and researcher with over twenty years of clinical and scientific experience. He is currently Director of the Diabetes Unit at the Institute of Endocrinology, Metabolism& Hypertension, Tel-Aviv Sourasky Medical Center. Prior to that, Dr. Eldor served as Principal Scientist at Merck Research Laboratories, Clinical Research–- Diabetes & Endocrinology, Rahway, New Jersey. He has previously served as a senior physician in internal medicine at the Diabetes Unit in Hadassah Hebrew University Hospital, Jerusalem, Israel; and the Diabetes Division at the University of Texas Health Science Center in San Antonio, Texas (under the guidance of Dr. R.A. DeFronzo). Dr. Eldor is a recognized expert, with over 50 peer reviewed papers and book chapters, and has been a guest speaker at numerous international forums.

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

Dr. Alexander Fleming, MD an endocrinologist, is Founder and Executive Chairman of Kinexum, a strategic advisory firm. At the FDA from 1986 to 1998, he served as a supervisory medical officer in the Division of Metabolism and Endocrine Drug Products and was responsible for landmark approvals of the first statin, metformin, and other endocrine and metabolic therapies. He also represented the FDA at the World Health Organization and on multiple expert working groups of the International Conference on Harmonization (ICH). Dr. Fleming coined the term, Metabesity, which refers to the constellation of major chronic diseases and the aging process itself, all which share common metabolic root causes and potential preventive therapies. He organized the first Congress on Metabesity in London in October 2017, followed by annual conferences. Dr. Fleming founded in 2020 the not-for-profit Kitalys Institute as a means of producing Metabesity conferences and advancing interventions of any kind that can improve health and healthspan.

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

Dr. Julio Rosenstock, MD, joined the Oramed Scientific Advisory Board in January 2020. Dr. Rosenstock is Director of the Dallas Diabetes Research Center at Medical City, and Clinical Professor of Medicine at the University of Texas Southwestern Medical Center, Dallas. He is board certified in Internal Medicine, and Endocrinology and Metabolism. His clinical and research activities have focused on exploring novel agents and therapeutic strategies to improve glycemic control. Over the last 30 years, he has participated in hundreds of clinical trials and has had an active role in the development of new diabetes oral agents, incretin-related therapies and insulin formulations, acting often as a lead clinical investigator and scientific advisor. Dr. Rosenstock has been the author or co-author of 338 peer-reviewed manuscripts (H-index 105) and several hundred scientific abstracts. He has also contributed to 13 book chapters on various topics in the field of diabetes. He is currently an Associate Editor of Diabetes Care.

Dr. Jay Skyler, MD, MCAP, joined the Oramed Scientific Advisory Board in January 2020. Dr. Skyler is Professor of Medicine, Pediatrics, & Psychology in the Division of Endocrinology, Diabetes & Metabolism, Department of Medicine, University of Miami Leonard M. Miller School of Medicine. He previously held the position of Director of the Division of Endocrinology, Diabetes& Metabolism. In addition, Dr. Skyler is Deputy Director of Clinical Research and Academic Programs at the Diabetes Research Institute, and an Adjunct Professor of Pediatrics at the Barbara Davis Center for Childhood Diabetes, University of Colorado at Denver. Dr. Skyler’s research focuses on the clinical aspects of diabetes, specifically the conduct of randomized controlled clinical trials. From 1993 until 2015, he was Chairman of the NIH (NIDDK)-sponsored Diabetes Prevention Trial–- Type 1 (DPT-1) and its successor Type 1 Diabetes TrialNet, a nationwide (and global) network conducting clinical trials to prevent T1D.

Employees

We have been successful in retaining experienced personnel involved in our research and development program. In addition, we believe we have successfully recruited the clinical/regulatory, quality assurance and other personnel needed to advance through clinical studies or have engaged the services of experts in the field for these requirements. As of August 31, 2021, we have contracted with thirteen individuals for employment or consulting arrangements. Of our staff, five are senior management, four are engaged in research and development work, and the remaining four are involved in administration work.

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

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this Annual Report on Form 10-K before making an investment decision. Our business, prospects, financial condition and results of operations may be materially and adversely affected as a result of any of the following risks. The value of our securities could decline as a result of any of these risks. You could lose all or part of your investment in our securities. Some of the statements in “Item 1A. Risk Factors” are forward-looking statements. The following risk factors are not the only risk factors facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

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

We do not have sufficient revenues from our research and development activities to fully support our operations. Consequently, we have incurred net losses and negative cash flows since inception. We currently have only licensing revenues and no product revenues, and may not succeed in developing or commercializing any products which could generate product revenues. We do not expect to have any products on the market for several years. In addition, development of our product candidates requires a process of pre-clinical and clinical testing, during which our products could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we will not be able to market our product candidates. Eventual profitability will depend on our success in developing, manufacturing, and marketing our product candidates. As of August 31, 2021, August 31, 2020 and August 31, 2019, we had working capital of $88,658,000, $35,975,000 and $28,016,000, respectively, and stockholders’ equity of $116,517,000, $32,879,000 and $19,393,000, respectively. During fiscal 2021 and the fiscal years ended August 31, 2020, or fiscal 2020, and 2019, we generated revenues of $2,703,000, $2,710,000 and $2,703,000, respectively. For the period from our inception on April 12, 2002 through August 31, 2021, fiscal 2021, fiscal 2020 and fiscal 2019, we incurred net losses of $114,852,000, $22,238,000, $11,511,000 and $14,355,000, respectively. We may never achieve profitability and expect to incur net losses in the foreseeable future. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies. We currently hold several pending patent applications in the United States, Canada, Brazil, Europe, India, Hong Kong, Japan and China for our technologies covering oral administration of insulin and other proteins and oral administration of exenatide and proteins and 87 patents issued by the United States, Australian, Canadian, Chinese, Israeli, Japanese, New Zealand, South African, Russian, European, Hong Kong, Swiss, German, Spanish, French, United Kingdom, Italian, Indian, Austrian, Belgian, Irish, Swedish, Denmark, Luxembourg, Monaco, Norway and Netherlands patent offices for our technologies covering oral administration of insulin and other proteins, or for our technologies covering oral administration of exenatide, or for methods and compositions for treating diabetes. Further, we intend to rely on a combination of trade secrets and non-disclosure and other contractual agreements and technical measures to protect our rights in our technology. We intend to depend upon confidentiality agreements with our officers, directors, employees, consultants, and subcontractors, as well as collaborative partners, to maintain the proprietary nature of our technology. These measures may not afford us sufficient or complete protection, and others may independently develop technology similar to ours, otherwise avoid our confidentiality agreements, or produce patents that would materially and adversely affect our business, prospects, financial condition and results of operations. We believe that our technology is not subject to any infringement actions based upon the patents of any third parties; however, our technology may in the future be found to infringe upon the rights of others. Others may assert infringement claims against us or against companies to which we have licensed our technology, and if we should be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, our ability to continue to use our technology could be materially restricted or prohibited. If this event occurs, we may be required to obtain licenses from the holders of this intellectual property, enter into royalty agreements, or redesign our products so as not to utilize this intellectual property, each of which may prove to be uneconomical or otherwise impossible. Licenses or royalty agreements required in order for us to use this technology may not be available on terms acceptable to us, or at all. These claims could result in litigation, which could materially adversely affect our business, prospects, financial condition and results of operations. Further, we may need to indemnify companies to which we licensed our technology in the event that such technology is found to infringe upon the rights of others.

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

Clinical trials must meet FDA and foreign regulatory requirements. We have limited experience in designing, conducting and managing the preclinical studies and clinical trials necessary to obtain regulatory approval for our product candidates in any country. We have entered into agreements with Integrium LLC and other consultants to assist us in designing, conducting and managing our various clinical trials in the United States, Europe and Israel. Any failure of Integrium LLC or any other consultant to fulfill their obligations could result in significant additional costs as well as delays in designing, consulting and completing clinical trials on our products.

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

The testing, marketing and manufacturing of any of our products will require the approval of the FDA or regulatory agencies of other countries. We have completed certain non-FDA clinical trials and pre-clinical trials for our products. In addition, we have completed a Phase IIb clinical trial in patients with T2D under an IND with the FDA and we have completed Phase IIa clinical trials of ORMD-0801 in patients with T1D, under an IND with the FDA. However, success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. Even within a clinical trial there might be discrepancies from statistically significant data, as occurred at two of the sites in the initial cohort of our Phase IIb trial, which we excluded while we investigate such discrepancies. For example, a number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials.

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

On August 21, 2020, we received a letter from HTIT, disputing certain pending payment obligations of HTIT under the TLA. We estimate this obligation to be between $2 million and $6 million. While we wholly dispute said claims and have been engaged in discussions and exchanges with HTIT in an attempt to clarify and resolve disagreements between the parties regarding milestone payments and work plan implementation, we may be subsequently required to repay to HTIT up to $2 million, which has been received and has been included in our deferred revenue in each of the consolidated balance sheets fiscal years ended August 31, 2021 and 2020. In addition, we may not receive an additional $4 million in Royalties if HTIT is entitled to the full disputed amount of $6 million.

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

Our existing and any future joint ventures may limit our flexibility with jointly owned investments and we may not realize the benefits we expect from these arrangements.  We are currently party to a joint venture, and we may in the future sell or contribute additional assets or acquire, develop or recapitalize assets to or in this joint venture or other joint ventures that we may enter.

Our participation in our existing joint venture is subject to risks, including the following:

●	We share approval rights over certain major decisions affecting the ownership or operation of the joint venture and any assets owned by the joint venture;

●	We may need to contribute additional capital in order to preserve, maintain or grow the joint venture and its investments;

●	Our joint venture investors may have economic or other business interests or goals that are inconsistent with our business interests or goals and that could affect our ability to fully benefit from the assets owned by the joint venture;

●	Our joint venture investors may be subject to different laws or regulations than us, which could create conflicts of interest;

●	Our joint venture has license and other agreements with other investors, which we are not party to and have no control over;

●	Our ability to sell our interest in, or sell additional assets to, the joint venture or the joint venture’s ability to sell additional interests of, or assets owned by, the joint venture when we so desire are subject to the approval rights of the other joint venture investors under the terms of the agreements governing the joint venture; and

●	Disagreements with our joint venture investors could result in litigation or arbitration that could be expensive and distracting to management and could delay important decisions.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations. Further, these, similar, enhanced or additional risks, including possible risks of the other joint venture investors having licensed assets to the joint venture, may apply to any future additional or amended joint ventures that we may enter into.

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

In September 2017, members of the U.S. Congress introduced legislation with the announced intention to repeal and replace major provisions of the Patient Protection and Affordable Care Act, or the ACA. In addition to those efforts, on October 12, 2017, an executive order was issued that modified certain aspects of the ACA. Various litigation to invalidate parts of the ACA are pending in court and, despite an upcoming change in presidential administration, attempts to repeal or to repeal and replace the ACA may continue. In addition, various other healthcare reform proposals have also emerged at the federal and state level. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us.

We are exposed to fluctuations in currency exchange rates.

A considerable amount of our expenses are generated in dollars or in dollar-linked currencies, but a significant portion of our expenses such as some clinical studies and payroll costs are generated in other currencies such as NIS and Euro. Most of the time, our non-dollar assets are not totally offset by non-dollar liabilities. Due to the foregoing and to the fact that our financial results are measured in dollars, our results could be adversely affected as a result of a strengthening or weakening of the dollar compared to these other currencies. During the fiscal years ended August 31, 2016, 2017, 2019, 2020 and 2021, the dollar depreciated in relation to the NIS, which raised the dollar cost of our Israeli based operations and adversely affected our financial results, while during the fiscal year ended August 31, 2018 the dollar increased in relation to the NIS, which reduced the dollar cost of our Israeli based operations costs. In addition, our results could also be adversely affected if we are unable to guard against currency fluctuations in the future. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks. These transactions, however, may not adequately protect us from future currency fluctuations and, even if they do protect us, may involve operational or financing costs we would not otherwise incur.

The COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease, may materially and adversely affect our business and operations.

The spread of COVID-19 may result in the inability of our suppliers to deliver supplies to us on a timely basis. In addition, health professionals may reduce staffing and reduce or postpone meetings with clients in response to the spread of an infectious disease. Though we have not yet experienced such events, if they would occur, they could result in a period of business disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. Although, as of the date of this Annual Report on Form 10-K, we do not expect any material impact on our long-term activity, the extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We are actively monitoring the pandemic and we are taking any necessary measures to respond to the situation in cooperation with the various stakeholders.

The outbreak of COVID-19 may materially and adversely affect our clinical trial operations and our financial results.

The outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States, Israel and several European countries where we expected to initiate clinical trials. The extent to which COVID-19 may impact our clinical trial operations will depend on future developments, which are still uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19, or the effectiveness of actions to contain and treat for COVID-19. The continued spread of COVID-19 globally could adversely impact our clinical trial operations in the United States, Israel and in Europe, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography or due to government or institutional quarantines or stay-at-home measures.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of November 24, 2021, we had outstanding 38,086,020 shares of common stock, a large majority of which are freely tradable. Giving effect to the exercise in full of all of our outstanding warrants, options and restricted stock units, or RSUs, including those currently unexercisable or unvested, we would have outstanding 41,151,814 shares of common stock.

Our issuance of warrants, options and RSUs to investors, employees and consultants may have a negative effect on the trading prices of our common stock as well as a dilutive effect.

We have issued and may continue to issue warrants, options, RSUs and convertible notes at, above or below the current market price. As of November 24, 2021, we had outstanding warrants and options exercisable for 1,056,405 shares of common stock at a weighted average exercise price of $5.91. We also had outstanding RSUs exercisable for 364,635 shares of common stock at a total exercise price of $900. In addition to the dilutive effect of a large number of shares of common stock and a low exercise price for the warrants and options, there is a potential that a large number of underlying shares of common stock may be sold in the open market at any given time, which could place downward pressure on the trading of our common stock.

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

As of November 24, 2021, our directors, executive officers and principal affiliated stockholders beneficially own approximately 7.0% of our outstanding shares of common stock, excluding shares issuable upon the exercise of options, warrants and RSUs. As a result, these stockholders, should they act together, may have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, should they act together, may have the ability to control our management and affairs. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We received royalty-bearing grants from the Israel Innovation Authority of the Israeli Ministry of Economy & Industry, or IIA, for research and development programs that meet specified criteria. We did not recognize any grants in fiscals 2021, 2020 and 2019. We do not expect to receive further grants from the IIA in the future. The terms of the IIA grants limit our ability to transfer know-how developed under an approved research and development program outside of Israel, regardless of whether the royalties were fully paid.

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

Future sales of substantial amounts of our common stock, including pursuant to our New Equity Distribution Agreement (as defined below), or other equity-related securities in the public market or privately, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or other equity-related securities. We anticipate that we will need to raise capital through offerings of equity and equity related securities. We can make no prediction as to the effect, if any, that future sales of shares of our common stock or equity-related securities, or the availability of shares of common stock for future sale, will have on the trading price of our common stock.

Our stockholders may experience significant dilution as a result of any additional financing using our equity securities.

To the extent that we raise additional funds by issuing equity securities, including pursuant to our New Equity Distribution Agreement (as defined below), our stockholders may experience significant dilution.

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

The Delaware General Corporation Law contains provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of the Company, even when these attempts may be in the best interests of stockholders. Delaware law imposes conditions on certain business combination transactions with “interested stockholders.” These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares of common stock over then current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

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

Holders

As of November 24, 2021, there were 38,086,020 shares of our common stock issued and outstanding held of record by approximately 34 registered stockholders. We believe that a significant number of stockholders hold their shares of our common stock in brokerage accounts and registered in the name of stock depositories and are therefore not included in the number of stockholders of record.

Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities were made during the three months ended August 31, 2021.

ITEM 6. [RESERVED]

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

Overview of Operations

We are a pharmaceutical company currently engaged in the research and development of innovative pharmaceutical solutions, including an orally ingestible insulin capsule to be used for the treatment of individuals with diabetes, and the use of orally ingestible capsules or pills for delivery of other polypeptides. An overview of our current clinical studies can be found in “Item 1. Business–- Research and Development.”

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

Comparison of Fiscal 2021 to Fiscal 2020

The following table summarizes certain statements of operations data for us for the twelve month periods ended August 31, 2021 and 2020:

	Year ended August 31,
Operating Data:	2021	2020
	(dollar amounts in thousands, except per share data)
Revenues	$2,703	$2,710
Cost of revenues	-	-
Research and development expenses	20,989	10,235
General and administrative expenses	5,937	4,232
Financial income, net	1,234	246
Loss before taxes on income	22,989	11,511
Taxes on income	-	-
Net loss for the year	22,989	11,511

Net loss attributable to Company’s shareholders	22,238	11,511
Net loss attributable to non-controlling interest	751	-
Net loss for the year	22,989	11,511

Loss per common share – basic and diluted	$0.78	$0.56
Weighted average common shares outstanding	28,469,068	20,532,347

Revenues

Revenues consist of proceeds related to the License Agreement that are recognized over the period from which the Company is entitled to the respective payments and through June 2023.

Revenues for fiscal 2021 totaled $2,703,000, consistent with $2,710,000 for fiscal 2020.

Cost of revenues

Cost of revenues consists of royalties related to the License Agreement that will be paid over the term of the License Agreement in accordance with revenue recognition accounting and the Law for the Encouragement of Industrial Research, Development and Technological Innovation, 1984, as amended, including any regulations or tracks promulgated thereunder, or the R&D Law.

There were no cost of revenues for fiscal 2021 and 2020.

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

From August 2009 to March 2014, Oramed Ltd. was awarded five government grants amounting to a total net amount of NIS 8 million (approximately $2,194,000 during such period) from the IIA. We used the funds to support further research and development and clinical studies of our oral insulin capsule and oral GLP-1 analog during the period from February 2009 to December 2014. The five grants are subject to repayment according to the terms determined by the IIA and applicable law. See “—Government grants” below.

Research and development expenses for fiscal 2021 increased by 105% to $20,989,000 from $10,235,000 for fiscal 2020. The increase is primarily due to an increase in expenses related to our Phase III clinical trial in addition to expenses related to the in process research and development costs related to Oravax, partially offset by a decrease in expenses related to our Phase II clinical trial. During fiscal 2021, stock-based compensation costs totaled $1,120,000, as compared to $458,000 during fiscal 2020. The increase is mainly attributable to new grants in fiscal 2021.

Government grants

The Government of Israel encourages research and development projects through the IIA, pursuant to the R&D Law. Under the R&D Law, a research and development plan that meets specified criteria is generally eligible for a grant of up to 50% of certain approved research and development expenditures. Each plan must be approved by the IIA.

In fiscals 2021 and 2020, we did not recognize any research and development grants. As of August 31, 2021, our liability to pay royalties to the IIA was $243,000.

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

General and administrative expenses increased by 40% from $4,232,000 for fiscal 2020 to $5,937,000 for fiscal 2021. The increase in costs incurred related to general and administrative activities during fiscal 2021, is primarily attributable to an increase in stock-based compensation costs, an increase in costs related to the directors and officers insurance policy and an increase in legal expenses, partially offset by a decrease in public and investor relations expenses. During fiscal 2021, as part of our general and administrative expenses, we incurred expenses of $1,575,000 related to stock-based compensation costs, as compared to an expense of $714,000 during fiscal 2020. The increase is mainly attributable to new grants during fiscal 2021.

Financial income, net

Net financial income, was $1,234,000 for fiscal 2021 as compared to net financial income of $246,000 for fiscal 2020. The increase is mainly attributable to an increase in the fair market value of some investments.

Taxes on income

No taxes on income were recognized for fiscal 2021 and 2020.

Fiscal 2020 compared with Fiscal 2019

For a discussion of fiscal 2020 compared with fiscal 2019, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020.

Liquidity and Capital Resources

From our inception through August 31, 2021, we have incurred losses in an aggregate amount of $114,852,000. During that period we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of $181,492,000, net of transaction costs. During that period we also received cash consideration of $27,300,000 from the exercise of warrants and options. We will seek to obtain additional financing through similar sources in the future as needed. As of August 31, 2021, we had $77,245,000 of available cash, $11,044,000 of short term deposits, $25,016,000 of long term deposits and $12,543,000 of marketable securities.

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

As of August 31, 2021, our total current assets were $95,337,000 and our total current liabilities were $6,679,000. On August 31, 2021, we had a working capital surplus of $88,658,000 and an accumulated loss of $114,852,000. As of August 31, 2020, our total current assets were $40,511,000 and our total current liabilities were $4,536,000. On August 31, 2020, we had a working capital surplus of $35,975,000 and an accumulated loss of $92,614,000. The increase in working capital surplus from August 31, 2020 to August 31, 2021 was primarily due to an increase in cash and cash equivalents.

During fiscal 2021, cash and cash equivalents increased to $77,245,000 from $19,296,000 as of August 31, 2020, which is due to the reasons described below.

Operating activities used cash of $21,181,000 in fiscal 2021 compared to $12,440,000 used in fiscal 2020. Cash used in operating activities in fiscal 2021 and 2020 primarily consisted of net loss resulting from research and development and general and administrative expenses.

Investing activities used cash of $23,764,000 in fiscal 2021, as compared to $4,626,000 provided by investing activities in fiscal 2020. Cash used in investing activities in fiscal 2021 consisted primarily of the acquisition of short-term and long-term investments, and acquisition of short-term and long-term marketable securities, partially offset by proceeds from short-term investments and proceeds from the sale of marketable securities.

Financing activities provided cash of $102,892,000 in fiscal 2021, as compared to $23,786,000 in fiscal 2020. Cash provided by financing activities during fiscal 2021 consisted of proceeds from our issuance of common stock and proceeds from exercise of warrants and options. Our primary financing activities since the beginning of fiscal 2021 were as follows:

●	During fiscal 2021, 3,175,645 warrants were exercised and 103,782 options were exercised and resulted in the issuance of 3,253,334 shares of common stock. Out of these exercised options, 24,646 options were exercised for cash and 79,136 via cashless method. The cash consideration received for the exercise of options was $125,593. During fiscal 2020, no warrants were exercised and 12,253 options were exercised for cash and resulted in the issuance of 12,253 shares of common stock. The cash consideration received for the exercise of options was $12,253.

●

On December 1, 2020, we entered into an Equity Distribution Agreement, or the New Sales Agreement, pursuant to which we could, from time to time and at our option, issue and sell shares of our common stock having an aggregate offering price of up to $40,000,000 through a sales agent, subject to certain terms and conditions. Any shares sold were to be sold pursuant to our effective shelf registration statement on Form S-3 including a prospectus dated February 10, 2020 as supplemented by a prospectus supplement dated December 1, 2020. We paid the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the New Sales Agreement. As of August 31, 2021, 4,061,956 shares were issued under the New Sales Agreement for aggregate net proceeds of $38,799,000.

●	On June 16, 2021, we entered into an Equity Distribution Agreement, or the Equity Distribution Agreement, pursuant to which we could, from time to time and at our option, issue and sell shares of our common stock having an aggregate offering price of up to $28,000,000 through a sales agent, subject to certain terms and conditions. Any shares sold were to be sold pursuant to our effective shelf registration statement on Form S-3 including a prospectus and prospectus supplement, each dated February 10, 2020 (which superseded a prior registration statement, prospectus and prospectus supplement that related to shares sold under the Equity Distribution Agreement). We paid the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the Equity Distribution Agreement. As of August 31, 2021, 1,823,287 shares were issued under the Equity Distribution Agreement for aggregate net proceeds of $27,119,000.

●	On July 15, 2021, we entered into an additional Equity Distribution Agreement, or the New Equity Distribution Agreement, pursuant to which we may, from time to time and at our option, issue and sell shares of our common stock having an aggregate offering price of up to $100,000,000 through a sales agent, subject to certain terms and conditions. Any shares sold was sold pursuant to our effective shelf registration statement on Form S-3 including a prospectus and prospectus supplement, each dated July 15, 2021. We paid the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the New Equity Distribution Agreement. As of August 31, 2021 and through November 24, 2021, 208,451 and 273,997 shares were respectively issued under the New Equity Distribution Agreement for aggregate net proceeds of $3,884,000 and $5,129,000 respectively.

●	On November 3, 2021, we entered into a Securities Purchase Agreement with several institutional and accredited investors, pursuant to which we agreed to sell, in a registered direct offering, 2,000,000 shares of our common stock for an aggregate offering price of $50,000,000 to the Purchasers. The net proceeds from this offering were approximately $46,375,000.

Planned Expenditures

We invest heavily in research and development, and we expect that in the upcoming years our research and development expenses, net, will continue to be our major operating expense. We have expected obligations with respect to an aggregate of approximately $31 million of clinical research obligations over the next three years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to a variety of risks, including changes in interest rates, foreign currency exchange rates, changes in the value of our marketable securities and inflation.

As of August 31, 2021, we had $77.2 million in cash and cash equivalents, $36 million in short term and long term bank deposits and $12.5 million in marketable securities.

We aim to preserve our financial assets, maintain adequate liquidity and maximize return while minimizing exposure to market risks. Such policy further provides that we should hold most of our current assets in bank deposits. As of today, the currency of our financial assets is mainly in U.S. dollars.

Marketable securities

We own 1,701,357 common shares of D.N.A, 117,000 ordinary shares of Entera which are presented in our financial statements as marketable securities. Marketable securities are presented at fair value and their realization is subject to certain limitations if sold through the market, and we are therefore exposed to market risk. There is no assurance that at the time of sale of the marketable securities the price per share will be the same or higher, nor that we will be able to sell all of the securities at once given the volume of securities we hold. Entera shares are traded on Nasdaq in U.S. dollars, while D.N.A shares are traded on the Tel Aviv Stock Exchange and the D.N.A shares’ price is denominated in NIS. We are also exposed to changes in the market price of the Entera and D.N.A shares, as well as to exchange rates fluctuations in the NIS currency compared to the U.S. dollar with respect to the D.N.A shares.

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

Foreign Currency Exchange Risk and Inflation

A significant portion of our expenditures, including salaries, clinical research expenses, consultants’ fees and office expenses relate to our operations in Israel. The cost of those Israeli operations, as expressed in U.S. dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the NIS in relation to the U.S. dollar. If the U.S. dollar declines in value in relation to the NIS, it will become more expensive for us to fund our operations in Israel. In addition, as of August 31, 2021, we own net balances in NIS of approximately $1,287,000. Assuming a 10% appreciation of the NIS against the U.S. dollar, we would experience exchange rate gain of approximately $143,000, while assuming a 10% devaluation of the NIS against the U.S. dollar, we would experience an exchange rate loss of approximately $117,000.

The exchange rate of the U.S. dollar to the NIS, based on exchange rates published by the Bank of Israel, was as follows:

	Year Ended August 31,
	2021	2020	2019
Average rate for period	3.292	3.490	3.623
Rate at period-end	3.207	3.362	3.535

We do not use any currency hedging transactions of options or forwards to decrease the risk of financial exposure from fluctuations in the exchange rate of the U.S. dollar against the NIS.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of August 31, 2021 based on the current framework for Internal Control-Integrated Framework (2013) set forth by The Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2021 at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2021 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

 ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is certain information with respect to the individuals who are our directors and executive officers.

Name	Age	Position
Nadav Kidron	47	President, Chief Executive Officer and Director

Miriam Kidron	81	Chief Scientific Officer and Director

David Silberman	38	Chief Financial Officer, Treasurer and Secretary

Joshua Hexter	51	Chief Operating & Business Officer

Michael Rabinowitz	56	Chief Commercial Officer

Aviad Friedman	50	Director

Arie Mayer	66	Director

Kevin Rakin	61	Chairman, Director

Leonard Sank	57	Director

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

Mr. David Silberman was appointed Chief Financial Officer, Treasurer and Secretary effective July 2021. Prior to his appointment, from April 2018 until May 2021, Mr. Silberman served as a Corporate Financial Planning and Analysis associate director and director at Teva Pharmaceutical Industries Ltd., a global pharmaceutical company, committed to helping patients around the world to access affordable medicines and benefit from innovations to improve their health. From 2014 to 2018, Mr. Silberman served as Global Internal Audit Senior Manager at Teva Pharmaceutical Industries Ltd.. From 2009 to 2014, Mr. Silberman provided internal audit and risk management services in the advisory department of Grant Thornton Fahn Kanne Control Management. From January 2009 until June 2009, Mr. Silberman worked in the audit department of KPMG, a certified public accounting firm. Mr. Silberman holds a DCG and a DSCG degrees from the French Ministry of higher study and research and is a certified public accountant in Israel.

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

Mr. Michael Rabinowitz was appointed Chief Commercial Officer, effective August 1, 2021. Prior to his appointment, from June 1993 until February 2021, Mr. Rabinowitz served in various marketing, sales, business development, and financial leadership roles at the global biopharmaceutical company Merck & Co., where he launched and marketed products in over 30 countries across several disease areas, including launching billion-dollar oral agents in diabetes and managing a global business. Mr. Rabinowitz holds a Masters’ Degree from The Carlson School of Management, University of Minnesota. He has also participated in executive health care programs at the Harvard Business School.

Mr. Aviad Friedman became a director in August 2016. Mr. Friedman is an international businessman and since July 2021, he has been acting as Director General of Israel’s Housing Ministry. From 2007 to 2021, he was Chief Executive Officer of Most Properties 1998 Ltd.. Mr. Friedman was the first Director General of Israel’s Ministry of Diaspora Affairs and served as personal advisor to Prime Minister Ariel Sharon from 2001 to 2005. Mr. Friedman served as Chief Operating Officer of one of Israel’s premier newspapers, Ma’ariv from 2003 to 2007, and has more than 15 years of experience serving on boards of public and private companies including Maayan Ventures, Capital Point, Rosetta Green Ltd and Aerodrome Groupe Ltd. Mr. Friedman additionally served as an investor and consultant at Rhythmia Medical Inc. from 2007, and was actively involved in the sale of the company to Boston Scientific in 2012. Mr. Friedman holds a bachelor’s degree and master’s degree with honors in Public Administration from Bar-Ilan University.

We believe that Mr. Friedman’s qualifications to serve on our Board include his experience in serving as a director of public and private companies as well as his knowledge and familiarity with corporate finance.

Dr. Arie Mayer became a director in December 2019. Dr. Mayer, is currently the Managing Director and Chairman of the Board of Sigma-Aldrich Israel Ltd. and has held that position since January 2010. Dr. Mayer has held various roles with Sigma-Aldrich Israel Ltd. since 1995 and was instrumental in introducing and developing the Cell Culture and Molecular Biology business for Sigma Aldrich Israel Ltd. Dr. Mayer holds a Bachelor of Science degree in chemistry from Hebrew University and a Ph.D. in biochemistry from Israel Institute of Technology.

We believe that Dr. Mayer’s qualifications to serve on our Board include his experience as an executive in the biotechnology industry, as well as his experience and relevant education in the fields of chemistry and biochemistry.

Mr. Kevin Rakin became a director in August 2016 and Chairman of the Board in July 2017. Mr. Rakin is a co-founder and partner at Quantum Si Incorporated (formerly HighCape Partners), a growth equity life sciences fund where he has served since 2013. From June 2011 to November 2012, Mr. Rakin was the President of Regenerative Medicine at Shire plc, or Shire, a leading specialty biopharmaceutical company. Prior to joining Shire, Mr. Rakin served as the Chairman and Chief Executive Officer of Advanced BioHealing, Inc. from 2007 until its acquisition by Shire for $750 million in June 2011. Mr. Rakin currently serves on the boards of Quantum-Si Inc. (Nasdaq: QSI), Aziyo Biologics Inc. (Nasdaq: AZYO) and Nyxoah SA (Nasdaq: NYXH) as well as a number of private companies. Mr. Rakin holds an MBA from Columbia University and received his graduate and undergraduate degrees in Commerce from the University of Cape Town, South Africa.

We believe that Mr. Rakin’s qualifications to serve on our Board include his extensive experience as an executive in the biotechnology industry, as well as his service in positions in various companies as a chief executive officer, chief financial officer and president and his involvement in public and private financings and mergers and acquisitions in the biotechnology industry.

Mr. Leonard Sank became a director in October 2007. Mr. Sank is a South African entrepreneur and businessman, whose interests lie in entrepreneurial endeavors and initiatives, with over 25 years’ experience of playing significant leadership roles in developing businesses. Mr. Sank serves on the boards of a few national businesses and local non-profit charity organizations in Cape Town, where he resides.

We believe that Mr. Sank’s qualifications to serve on our Board include his years of experience in development stage businesses, as well as his experience serving as a director of many entities.

Board of Directors

There are no agreements with respect to the election of directors. Each director is elected for a period of one year at our annual meeting of stockholders and serves until the next such meeting and until his or her successor is duly elected or until his or her earlier resignation or removal. The Board may also appoint additional directors. A director so chosen or appointed will hold office until the next annual meeting of stockholders and until his or her successor is duly elected and qualified or until his or her earlier resignation or removal. The Board has determined that Aviad Friedman, Arie Mayer, Kevin Rakin and Leonard Sank are independent as defined under the rules promulgated by Nasdaq.

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

Board Meeting Attendance

During fiscal 2021, our Board held 15 meetings and took actions by written consent on 13 occasions. Board members are encouraged to attend our annual meetings of stockholders.

All of our directors, except Mr. Gao Xiaoming, whose term as a director expired on August 30, 2021, attended at least 75% of the aggregate number of meetings of the Board and the committees that were held during the period such director served on the Board.

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

Nominating Committee

The members of our Nominating Committee are Arie Mayer and Kevin Rakin. The Board has determined that all of the members of the Nominating Committee are “independent” as defined by the rules of the SEC and Nasdaq rules and regulations. The Nominating Committee operates under a written charter that is posted on the “Investors” section of our website, www.oramed.com . The primary responsibilities of our Nominating Committee include:

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

Delinquent Section 16(a) Reports

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to us during fiscal 2021, we believe that during fiscal 2021, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements, except: (a) Avraham Gabay, our former Chief Financial Officer, failed to timely file a Form 4 reporting his February 3, 2021 acquisition of options to purchase 40,000 shares of our common stock. Mr. Gabay filed a Form 4 reporting this transaction on February 8, 2021, (b) Joshua Hexter, our Chief Operating & Business Officer, failed to timely file a Form 4 reporting his February 3, 2021 acquisition of options to purchase 50,000 shares of our common stock. Mr. Hexter filed a Form 4 reporting this transaction on February 8, 2021, (c) Nadav Kidron, our President, Chief Executive Officer and one of our directors, failed to timely file a Form 4 reporting his February 3, 2021 acquisition of options to purchase 150,000 shares of our common stock. Mr. Kidron filed a Form 4 reporting this transaction on February 8, 2021 and (d) Miriam Kidron, our Chief Scientific Officer and one of our directors, failed to timely file a Form 4 reporting her February 3, 2021 acquisition of options to purchase 100,000 shares of our common stock. Ms. Kidron filed a Form 4 reporting this transaction on February 8, 2021.

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

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This section explains the policies and decisions that shape our executive compensation program, including its specific objectives and elements, as it relates to our “named executive officers,” or NEOs. Our NEOs for fiscal 2021 are those four individuals listed in the “Summary Compensation Table” below. The Compensation Committee believes that our executive compensation is appropriately designed to incentivize our named executive officers to work for our long-term prosperity, is reasonable in comparison with the levels of compensation provided by comparable companies and reflects a reasonable cost. We believe our named executive officers are critical to the achievement of our corporate goals, through which we can drive stockholder value.

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

In establishing overall executive compensation levels and making specific compensation decisions for our NEOs in fiscal 2021, the Compensation Committee considered a number of criteria, including the executive’s position, scope of responsibilities, prior base salary and annual incentive awards and expected contribution.

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

In fiscal 2021, our Compensation Committee increased the base salary of one of our NEOs by 15% as it deemed this to be a reasonable rate based on, among other factors, such NEO’s increased responsibilities and time passed since the last salary increase.

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

The Company pays for certain direct costs, related taxes and expenses incurred in connection with the relocation of our CEO to United States. During fiscal 2021, such relocation expenses totaled approximately $377,000, and included mainly payments intended to reflect the difference in the cost of living between Israel and the United States, relocation expenses, accommodation allowances, education allowances, health insurance and related taxes.

Say-on-Pay Vote

Our stockholders approved, on an advisory basis, our executive compensation program at our annual meeting of stockholders held on August 3, 2020. We did not seek or receive any specific feedback from our stockholders concerning our executive compensation program during the past fiscal year. The Compensation Committee did not specifically rely on the results of the prior vote in making any compensation-related decisions during fiscal 2021.

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

Compensation Committee Members:

Aviad Friedman
Kevin Rakin
Leonard Sank

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation earned by our NEOs for fiscals 2021, 2020 and 2019.

Name and Principal Position	Year (1)	Salary ($) (2)	Bonus ($) (2)(3)	RSUs Awards ($) (4)	Option Awards ($) (4)(5)	All Other Compensation ($) (2)(6)	Total ($)
Nadav Kidron	2021	465,982	300,000	1,995,666	876,693	382,240	4,020,581
President and CEO and director(7)	2020	439,076	220,582	-	569,062	539,131	1,767,851
	2019	419,460	224,975	-	398,910	507,750	1,551,095

Miriam Kidron	2021	319,868	86,000	1,330,451	584,462	14,193	2,334,974
Chief Scientific Officer and director(8)	2020	305,840	70,000	-	299,506	13,354	688,700
	2019	267,386	123,149	-	211,128	14,503	616,166

Avraham Gabay	2021	156,113	60,000	532,174	233,785	43,616	1,025,688
Former Chief Financial Officer(9)	2020	130,554	15,951	-	-	44,912	191,418
	2019	32,122	-	-	73,928	9,441	115,491

David Silberman	2021	27,762	-	-	-	4,376	32,138
Chief Financial Officer(10)

Joshua Hexter	2021	206,223	60,000	665,215	292,231	60,720	1,284,389
Chief Operating & Business Officer(11)	2020	190,801	12,169	-	351,128	54,735	608,833
	2019	52,848	-	-	-	9,022	61,870

Michael Rabinowitz	2021	30,015	-	986,352	860,416	-	1,876,783
Chief Commercial Officer(12)

(1)	The information is provided for each fiscal year, which begins on September 1 and ends on August 31.

(2)	Amounts paid for Salary, Bonus and All Other Compensation were originally denominated in NIS and were translated into U.S. Dollars at the then current exchange rate for each payment.

(3)	Bonuses were granted at the discretion of the Compensation Committee.

(4)	For RSU awards, the amounts reflect the grant date fair value, as calculated pursuant to FASB ASC Topic 718. The assumptions used to determine the fair value of the RSU awards are set forth in Note 8 to our audited consolidated financial statements included in this Annual Report on Form 10-K. Our NEOs will not realize the value of these awards in cash unless and until the awards vest and the underlying shares are issued and subsequently sold.

(5)	The amounts reflect the grant date fair value, as calculated pursuant to FASB ASC Topic 718, of these option awards. The assumptions used to determine the fair value of the option awards are set forth in Note 8 to our audited consolidated financial statements included in this Annual Report on Form 10-K. Our NEOs will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.

(6)	Amounts exclude the fair market value of the options that were re-granted on September 11, 2019, as it was offset by the negative amount created by the cancelled options (that is, it was accounted for as a modification under FASB ASC Topic 718, and no incremental compensation expense was recorded). For more information about the regrant see Note 7(a) to our audited consolidated financial statements included in this Annual Report on Form 10-K. For more information about the regrant fair market value see “Grants of Plan-Based Awards” below.

(6)	See “All Other Compensation Table” below.

(7)	Mr. Kidron receives certain compensation from Oramed Ltd. through KNRY, Ltd., an Israeli entity owned by Dr. Miriam Kidron, or KNRY. See “—Employment and Consulting Agreements” below.

(8)	Dr. Kidron receives compensation from Oramed Ltd. through KNRY. See “—Employment and Consulting Agreements” below.

(9)	Mr. Gabay resigned from his positions, effective July 4, 2021.

(10)	Mr. Silberman was appointed as Chief Financial Officer, effective July 5, 2021.

(11)	Mr. Hexter was appointed Chief Operating & Business Officer, effective September 19, 2019. From 2013 to 2018, Mr. Hexter served as Chief Operating Officer and VP Business Development of the Company.

(12)	Mr. Rabinowitz was appointed as Chief Commercial Officer, effective August 1, 2021.

All Other Compensation Table

The “All Other Compensation” amounts set forth in the Summary Compensation Table above consist of the following:

Name	Year	Automobile- Related Expenses ($)	Manager’s Insurance* ($)	Education Fund* ($)	Relocation Expenses** ($)	Total ($)
Nadav Kidron	2021	4,926	-	-	377,314	382,240
	2020	23,438	-	-	515,693	539,131
	2019	21,090	-	-	486,660	507,750

Miriam Kidron	2021	14,193	-	-	-	14,193
	2020	13,354	-	-	-	13,354
	2019	14,503	-	-	-	14,503

Avraham Gabay	2021	14,223	19,222	10,171	-	43,616
	2020	16,625	18,606	9,681	-	44,912
	2019	2,808	4,405	2,228	-	9,441

David Silberman	2021	-	3,527	849	-	4,376

Joshua Hexter	2021	18,163	28,327	14,230	-	60,720
	2020	13,685	26,820	14,230	-	54,735
	2019	4,409	1,985	2,628	-	9,022

Michael Rabinowitz	2021	-	-	-	-	-

*	Manager’s insurance and education funds are customary benefits provided to employees based in Israel. Manager’s insurance is a combination of severance savings (in accordance with Israeli law), defined contribution tax-qualified pension savings and disability insurance premiums. An education fund is a savings fund of pre-tax contributions to be used after a specified period of time for educational or other permitted purposes.

**	Relocation expenses represents additional compensation for the period during which Mr. Kidron was in the United States. These expenses mainly include relocation expenses, supplemental living expenses, accommodation allowances, education allowances, health insurance and related costs.

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

The Consulting Agreements are both terminable by either party upon 140 days prior written notice. The Consulting Agreements, as amended, provide that KNRY will be reimbursed for reasonable expenses incurred in connection with performance of the Consulting Agreements and that Nadav Kidron receives a monthly consulting fee of NIS 127,570 and Miriam Kidron receives a monthly consulting fee of NIS 92,522. Pursuant to the Consulting Agreements, KNRY, Nadav Kidron and Miriam Kidron each agree that during the term of the Consulting Agreements and for a 12-month period thereafter, none of them will compete with Oramed Ltd. nor solicit employees of Oramed Ltd. Starting September 1, 2021, Nadav Kidron receives a monthly consulting fee of NIS 146,705 and Miriam Kidron receives a monthly consulting fee of NIS 106,400.

We, through Oramed Ltd., have entered into an employment agreement with David Silberman as of May 23, 2021, pursuant to which Mr. Silberman was appointed as Chief Financial Officer, Treasurer and Secretary of the Company and Oramed Ltd., effective July 5, 2021. In accordance with the employment agreement, as amended, Mr. Silberman’s current gross monthly salary is NIS 37,500. In addition, Mr. Silberman is provided with a cellular phone and a company car allowance pursuant to the terms of his agreement. Starting September 1, 2021, Mr. Silberman’s gross monthly salary is NIS 43,125.

We, through Oramed Ltd., have entered into an employment agreement with Joshua Hexter as of August 18, 2019, pursuant to which Mr. Hexter was appointed as Chief Operating & Business Officer of the Company and Oramed Ltd., effective September 19, 2019. In accordance with the employment agreement, as amended, Mr. Hexter’s current gross monthly salary is NIS 56,000. In addition, Mr. Hexter is provided with a cellular phone and a company car pursuant to the terms of his agreement. Starting September 1, 2021, Mr. Hexter’s gross monthly salary is NIS 64,400.

We, through Oramed Inc., have entered into an employment agreement with Michael Rabinowitz as of July 25, 2021, pursuant to which Mr. Rabinowitz was appointed as Chief Commercial Officer of the Company, effective August 1, 2021. In accordance with the employment agreement, as amended, Mr. Rabinowitz’s current gross monthly salary is $27,500. In addition, Mr. Rabinowitz is entitled to a monthly reimbursement of his cell phones expenses and medical and dental benefits up to a certain amount per year.

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

GRANTS OF PLAN-BASED AWARDS

The following table shows grants of plan-based equity awards made to our NEOs during fiscal 2021. Mr. Silberman received no awards during fiscal 2021.

Name	Grant Date	Options Awards: Number of Securities Underlying Options (#)	All Other Stock Awards: Number of Securities Underlying RSUs (#)	Grant Date Fair Value of Stock Awards ($)
Nadav Kidron(1)	02/03/2021	150,000	-	876,693
Nadav Kidron(2)	02/03/2021	-	300,000	1,995,666
Miriam Kidron(3)	02/03/2021	100,000	-	584,462
Miriam Kidron(4)	02/03/2021	-	200,000	1,330,451
Avraham Gabay(5)	02/03/2021	40,000	-	233,785
Avraham Gabay(6)	02/03/2021	-	80,000	532,174
Joshua Hexter(7)	02/03/2021	50,000	-	292,231
Joshua Hexter(8)	02/03/2021	-	100,000	665,215
Michael Rabinowitz(9)	08/04/2021	100,000	-	860,416
Michael Rabinowitz(10)	08/04/2021	-	100,000	986,352

(1)	These options were granted under our 2019 Plan and shall vest in four equal installments of 37,500 on each of December 31, 2021, December 31, 2022, December 31, 2023 and December 31, 2024.

(2)	These RSUs were granted under our 2019 Plan and shall vest as follows: 100,000 shall vest upon our common stock achieving a price per share of $15 during 20 days out of any 30-day trading period, 100,000 shall vest upon our common stock achieving a price per share of $25 during 20 days out of any 30-day trading period and 100,000 upon achievement of a certain licensing agreement as specified by the Board of Directors.

(3)	These options were granted under our 2019 Plan and shall vest in four equal installments of 25,000 on each of December 31, 2021, December 31, 2022, December 31, 2023 and December 31, 2024.

(4)	These RSUs were granted under our 2019 Plan and shall vest as follows: 66,667 shall vest upon our common stock achieving a price per share of $15 during 20 days out of any 30-day trading period, 66,667 shall vest upon our common stock achieving a price per share of $25 during 20 days out of any 30-day trading period, and 66,666 upon achievement of a certain licensing agreement as specified by the Board of Directors.

(5)	These options were granted under our 2019 Plan and shall vest in four equal installments of 10,000 on each of December 31, 2021, December 31, 2022, December 31, 2023 and December 31, 2024.

(6)	These RSUs were granted under our 2019 Plan and shall vest as follows: 26,666 shall vest upon our common stock achieving a price per share of $15 during 20 days out of any 30-day trading period, 26,667 shall vest upon our common stock achieving a price per share of $25 during 20 days out of any 30-day trading period, and 26,667 upon achievement of a certain licensing agreement as specified by the Board of Directors.

(7)	These options were granted under our 2019 Plan and shall vest in four equal installments of 12,500 on each of December 31, 2021, December 31, 2022, December 31, 2023 and December 31, 2024.

(8)	These RSUs were granted under our 2019 Plan and shall vest as follows: 33,333 shall vest upon our common stock achieving a price per share of $15 during 20 days out of any 30-day trading period, 33,333 shall vest upon our common stock achieving a price per share of $25 during 20 days out of any 30-day trading period, and 33,334 upon achievement of a certain licensing agreement as specified by the Board of Directors.

(9)	These options were granted under our 2019 Plan. 12,500 shall vest on December 31, 2021, 25,000 on each of December 31, 2022, December 31, 2023 and December 31, 2024 and 12,500 on August 4, 2025.

(10)	These RSUs were granted under our 2019 Plan and shall vest as follows: 33,333 shall vest upon our common stock achieving a price per share of $15 during 20 days out of any 30-day trading period, 33,333 shall vest upon our common stock achieving a price per share of $25 during 20 days out of any 30-day trading period, and 33,334 upon achievement of a certain licensing agreement as specified by the Board of Directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information concerning stock options and stock awards held by the NEOs as of August 31, 2021.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of shares that have not vested (#)		Market value of shares that have not vested ($)
Nadav Kidron
	72,000	(1)	-		4.08	8/8/22
	47,134	(2)	-		12.45	4/9/24
	49,000	(3)	-		7.77	6/30/27
	72,750	(4)	24,250	(4)	8.14	1/31/28

	98,250	(10)	98,250	(10)(13)	3.16	2/26/29
	47,500	(15)	142,500	(15)	4.80	1/8/30
			150,000	(17)	10.40	2/3/31
							200,000	(7)(8)(21)	3,936,000

Miriam Kidron
	72,000	(1)	-		4.08	8/8/22
	47,134	(2)	-		12.45	4/9/24
	69,999	(5)	-		7.77	6/30/27
	35,250	(6)	11,750	(6)	8.14	1/31/28

	52,000	(11)	52,000	(11)(13)	3.16	2/26/29
	25,000	(16)	75,000	(16)	4.80	1/8/30
			100,000	(18)	10.40	2/3/31
							133,334	(9)(22)	2,624,013

Avraham Gabay	-	(12)	18,500	(12)(13)	3.55	6/17/29
			40,000	(19)	10.40	2/3/31		(26)

Joshua Hexter	50,000	(14)	150,000	(14)	3.69	9/11/29
							66,667	(23)	1,312,007
			50,000	(20)	10.40	2/3/31

Michael Rabinowitz	100,000	(24)	100,000	(24)	15.10	8/4/31
							100,000	(25)	1,968,000

(1)	On August 8, 2012, 72,000 options were granted to each of Nadav Kidron and Miriam Kidron under the Second Amended and Restated 2008 Stock Incentive Plan, or the 2008 Plan, at an exercise price of $4.08 per share; 21,000 of such options vested immediately on the date of grant and the remainder vested in seventeen equal monthly installments, commencing on August 31, 2012. The options have an expiration date of August 8, 2022.

(2)	On April 9, 2014, 47,134 options were granted to each of Nadav Kidron and Miriam Kidron under the 2008 Plan at an exercise price of $12.45 per share; 15,710 of such options vested on April 30, 2014 and the remainder vested in eight equal monthly installments, commencing on May 31, 2014. The options have an expiration date of April 9, 2024.

(3)	On June 30, 2017, 147,000 options were granted to Nadav Kidron under the 2008 Plan at an exercise price of $7.77 per share; 49,000 of such options vested on December 31, 2017 and the remainder vest in two equal installments of 49,000 on each of December 31, 2018 and December 31, 2019, subject to the Company share price reaching the target of $9.50 and $12.50 per share, respectively. The options expire on June 30, 2027. As of August 31, 2021, 98,000 options were forfeited.

(4)	On January 31, 2018, 97,000 options were granted to Nadav Kidron under the 2008 Plan at an exercise price of $8.14 per share; 72,250 of such options vested on each of January 1, 2019, January 1, 2020 and January 1, 2021 and the remainder of 24,250 shall vest on January 1, 2022. The options expire on January 31, 2028.

(5)	On June 30, 2017, 69,999 options were granted to Miriam Kidron under the 2008 Plan at an exercise price of $7.77 per share; Such options vested in 3 equal installments of 23,333 on each of December 31, 2017, December 31, 2018 and December 31, 2019. The options have an expiration date of June 30, 2027.

(6)	On January 31, 2018, 47,000 options were granted to Miriam Kidron under the 2008 Plan at an exercise price of $8.14 per share; 35,250 of such options vested in three equal installments of 11,750 on each of January 1, 2019, January 1, 2020 and January 1, 2021 and the remainder of 11,750 shall vest on January 1, 2022. The options expire on January 31, 2028.

(7)	On November 13, 2014, 9,788 RSUs, representing a right to receive shares of the Company’s common stock, were granted to Nadav Kidron. The RSUs vested in two equal installments, each of 4,894 shares, on November 30 and December 31, 2014. The shares of common stock underlying the RSUs will be issued upon request of the grantee.

(8)	On February 23, 2015, 79,848 RSUs, representing a right to receive shares of the Company’s common stock, were granted to Nadav Kidron. The RSUs vested in 23 installments consisting of one installment of 6,654 shares on February 28, 2015 and 22 equal monthly installments of 3,327 shares each, commencing March 31, 2015. The shares of common stock underlying the RSUs will be issued upon request of the grantee.

(9)	On June 30, 2017, 75,000 RSUs, representing a right to receive shares of the Company’s common stock, were granted to Miriam Kidron. The RSUs vested immediately, have an exercise price of $0.012 per share of common stock and expire on June 30, 2027.

(10)	On February 26, 2019, 196,500 options were granted to Nadav Kidron under the 2008 Plan at an exercise price of $3.16 per share; 98,250 of such option vested on December 31, 2019 and December 31, 2020 and the remainder shall vest in two equal installments of 49,125 on each of December 31, 2021 and December 31, 2022. The options expire on February 26, 2029. For additional information please see note 13 below.

(11)	On February 26, 2019, 104,000 options were granted to Miriam Kidron under the 2008 Plan at an exercise price of $3.16 per share; 52,000 of such option vested on December 31, 2019 and December 31, 2020 and the remainder shall vest in two equal installments of 26,000 on each of December 31, 2021 and December 31, 2022. The options expire on February 26, 2029. For additional information please see note 13 below.

(12)	On June 17, 2019, 33,146 options were granted to Avraham Gabay under the 2008 Plan at an exercise price of $3.55 per share; 5,396 of the options vested on December 31, 2019 and the remining options shall vest in 3 equal installments of 9,250 on each of December 31, 2020, December 31, 2021 and December 31, 2022. The options expire on June 17, 2029. For additional information please see note 13 below.

(13)	On September 11, 2019, the options in this table were canceled and re-granted under the 2019 Plan in the same amounts and under the same terms as the original grants.

(14)	On September 11, 2019, 200,000 options were granted to Joshua Hexter under the 2019 Plan at an exercise price of $3.69 per share; 100,000 of such options shall vest in 16 equal installments of 6,250 on the first day of every three month period beginning November 1, 2019 and the remaining 100,000 shall vest upon achievement of certain performance conditions, such as consummating licensing agreements and entering into R&D collaboration agreements. The options expire on September 11, 2029.

(15)	On January 8, 2020, 190,000 options were granted to Nadav Kidron under the 2019 Plan at an exercise price of $4.80 per share. 47,500 of the options vested on December 31, 2020 and the remainder shall vest in three equal installments of 47,500 on each of December 31, 2021, December 31, 2022 and December 31, 2023. The options expire on January 8, 2030.

(16)	On January 8, 2020, 100,000 options were granted to Miriam Kidron under the 2019 Plan at an exercise price of $4.80 per share. 25,000 of the options vested on December 31, 2020 and the remainder shall vest in three equal installments of 25,000 on each of December 31, 2021, December 31, 2022 and December 31, 2023. The options expire on January 8, 2030.

(17)	On February 3, 2021, 150,000 options were granted to Nadav Kidron under the 2019 Plan at an exercise price of $10.40 per share. Such options shall vest in four equal installments of 37,500 on each of December 31, 2021, December 31, 2022, December 31, 2023 and December 31, 2024. The options expire on February 3, 2031.

(18)	On February 3, 2021, 100,000 options were granted to Miriam Kidron under the 2019 Plan at an exercise price of $10.40 per share. Such options shall vest in four equal installments of 25,000 on each of December 31, 2021, December 31, 2022, December 31, 2023 and December 31, 2024. The options expire on February 3, 2031.

(19)	On February 3, 2021, 40,000 options were granted to Avraham Gabay under the 2019 Plan at an exercise price of $10.40 per share. Such options shall vest in four equal installments of 10,000 on each of December 31, 2021, December 31, 2022, December 31, 2023 and December 31, 2024. The options expire on February 3, 2031.

(20)	On February 3, 2021, 50,000 options were granted to Joshua Hexter under the 2019 Plan at an exercise price of $10.40 per share. Such options shall vest in four equal installments of 12,500 on each of December 31, 2021, December 31, 2022, December 31, 2023 and December 31, 2024. The options expire on February 3, 2031.

(21)	On February 3, 2021, 300,000 RSUs, representing a right to receive shares of the Company’s common stock, were granted to Nadav Kidron. 100,000 RSUs vested in one installment on August 31, 2021 and the remainder shall vest per the following: 100,000 shares shall vest upon our common stock achieving a specified price per share, and 100,000 shall vest upon our achievement of certain business objectives. The shares of common stock underlying the RSUs will be issued upon request of the grantee.

(22)	On February 3, 2021, 200,000 RSUs, representing a right to receive shares of the Company’s common stock, were granted to Miriam Kidron. 66,666 RSUs vested in one installment on August 31, 2021 and the remainder shall vest per the following: 66,667 shares shall vest upon our common stock achieving a specified price per share, and 66,667 shall vest upon our achievement of certain business objectives. The shares of common stock underlying the RSUs will be issued upon request of the grantee.

(23)	On February 3, 2021, 100,000 RSUs, representing a right to receive shares of the Company’s common stock, were granted to Joshua Hexter. 33,333 RSUs vested in one installment on August 31, 2021 and the remainder shall vest per the following: 33,333 shares shall vest upon our common stock achieving a specified price per share, and 33,334 shall vest upon our achievement of certain business objectives. The shares of common stock underlying the RSUs will be issued upon request of the grantee.

(24)	On August 4, 2021, 100,000 options were granted to Michael Rabinowitz under the 2019 Plan at an exercise price of $15.10 per share. The options shall vest as follows: 12,500 on December 31, 2021, three equal annual installments of 25,000 on each of December 31, 2022, 2023 and 2024 and 12,500 on August 4, 2025. The options expire on August 4, 2031.

(25)	On August 4, 2021, 100,000 RSUs, representing a right to receive shares of the Company’s common stock, were granted to Michael Rabinowitz. 66,666 shares shall vest upon our common stock achieving a specified price per share, and 33,334 shall vest upon our achievement of certain business objectives.

(26)	Mr. Gabay resigned from his positions, effective July 4, 2021. Following his resignation, 39,250 options and 53,334 RSUs were forfeited.

Compensation Committee Interlocks and Insider Participation

During fiscal 2021, Mr. Aviad Friedman, Mr. Kevin Rakin and Mr. Leonard Sank served as the members of our Compensation Committee. None of the members of our Compensation Committee is, or has been, an officer or employee of ours.

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

DIRECTOR COMPENSATION

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who is not an executive officer during fiscal 2021:

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards (2) (3) ($)	Option Awards (2) (3) ($)	All Other Compensation ($)	Total ($)
Nadav Kidron(1)	-	-	-	-	-
Miriam Kidron(1)	-	-	-	-	-
Aviad Friedman	20,000	-	-	-	20,000
Arie Mayer	20,000	-	-	-	20,000
Kevin Rakin	20,000	217,764	98,048	-	335,812
Leonard Sank	20,000	-	-	-	20,000
Gao Xiaoming(4)	20,000	-	-	-	20,000

(1)	Please refer to the Summary Compensation Table for executive compensation with respect to the named individual.

(2)	As of August 31, 2021, our non-employee directors then in office held options to purchase shares of our common stock and RSUs as follows:

Name of Director	Aggregate Number of Shares Underlying Stock Awards	Aggregate Number of Shares Underlying Option Awards
Aviad Friedman	-	40,857
Arie Mayer	-	20,000
Kevin Rakin	30,000	28,334
Leonard Sank	-	69,867
Gao Xiaoming	-	6,666

(3)	The amounts reflect the grant date fair value, as calculated pursuant to FASB ASC Topic 718, of these option awards. The assumptions used to determine the fair value of the option awards are set forth in Note 8 to our audited consolidated financial statements included in this Annual Report on Form 10-K. Our directors will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.

(4)	Gao Xiaoming’s term as a director expired on August 30, 2021.

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

Other than as described above, we have no present formal plan for compensating our directors for their service in their capacity as directors. Other than indicated above, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments during fiscal 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Stock Option Plans

Our Board adopted the 2008 Plan and the 2019 Plan in order to attract and retain quality personnel.

The 2008 Plan, which is no longer utilized for new grants, provided for the grant of stock options, restricted stock, RSUs, and stock appreciation rights, collectively referred to as “awards”. Under the 2008 Plan, as amended, 2,400,000 shares were reserved for the grant of awards. As of August 31, 2021, options with respect to 2,287,989 shares had been granted, of which 275,673 had been forfeited, 254,697 had been exercised and 1,166,586 have expired. As of August 31, 2021, 525,824 RSUs had been granted, of which 164,636 have vested and the shares of common stock underlying those RSUs have not been issued and 34,118 have been forfeited.

The 2019 Plan provides for the grant of stock options, restricted stock, RSUs, and stock appreciation rights, collectively referred to as “awards.” Under the 2019 Plan, 1,000,000 shares were initially reserved for the grant of awards. On June 29, 2020, and August 3, 2020, respectively, our Board and stockholders approved to amend and restate the 2019 Plan, the principal change being an increase in the number of shares of common stock available under the 2019 Plan from 1,000,000 shares to 3,000,000 shares. Stock options granted under the 2019 Plan may be either incentive stock options under the provisions of Section 422 of the Code, or non-qualified stock options. Under the 2019 Plan, as amended, 3,000,000 shares are reserved for the grant of awards, which may be issued at the discretion of our Board from time to time. As of August 31, 2021, options with respect to 1,454,646 shares have been granted, of which 52,584 had been forfeited, 31,312 had been exercised and none of them were expired. As of August 31, 2021, 810,000 RSUs had been granted, of which 236,665 have vested and the shares of common stock underlying those RSUs have not been issued and 53,334 have been forfeited. Since the Company had granted options during the time after the 2008 Plan allegedly terminated, and out of an abundance of caution, the Company canceled these grants and re-granted certain of the options under 2019 Plan in the same amounts and under the same terms as the original grants.

The following table sets forth additional information with respect to our equity compensation plans as of August 31, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, RSUs and rights (a)	Weight- average exercise price of outstanding options, RSUs and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,883,085	$4.57	841,272
Equity compensation plans not approved by security holders	--	--	--
Total	2,883,085	$4.57	841,272

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of November 24, 2021 by: (1) each person who is known by us to own beneficially more than 5% of our common stock; (2) each director; (3) each of our NEOs listed above under “Summary Compensation Table”; and (4) all of our directors and current executive officers as a group. On such date, we had 38,086,020 shares of common stock outstanding.

As used in the table below and elsewhere in this form, the term “beneficial ownership” with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following November 24, 2021. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, (1) each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity and (2) the address of each of the individuals named below is: c/o Oramed Pharmaceuticals Inc., 1185 Avenue of the Americas, Third Floor, New York, NY 10036.

Name and Address of Beneficial Owner	Number of Shares		Percentage of Shares Beneficially Owned
Nadav Kidron #+	1,601,821	(1)	4.1%
Miriam Kidron #+	530,799	(2)	1.4%
Aviad Friedman #	34,190	(3)	*
Avraham Gabay+	-	(4)	*
David Silberman+	-		*
Joshua Hexter+	172,083	(5)	*
Michael Rabinowitz+	66,666	(6)	*
Arie Mayer #	16,333	(7)	*
Kevin Rakin #	68,671	(8)	*
Leonard Sank #	202,089	(9)	*

All current executive officers and directors, as a group (nine persons)	2,692,652	(10)	7.0%

*	Less than 1%

#	Director

+	NEO

(1)	Includes 545,009 shares of common stock issuable upon the exercise of outstanding stock options and 189,636 shares of Common Stock underlying vested RSUs that are issuable upon request. Mr. Nadav’s beneficial ownership includes the 218,603 shares of common stock held by Xiaopeng Li, a former director of the Company, over which he holds a proxy.

(2)	Includes 389,133 shares of common stock issuable upon the exercise of outstanding stock options and 141,666 shares of Common Stock underlying vested RSUs that are issuable upon request.

(3)	Includes 34,190 shares of common stock issuable upon the exercise of outstanding stock options.

(4)	Mr. Gabay resigned from his positions, effective July 4, 2021.

(5)	Includes 68,750 shares of common stock issuable upon the exercise of outstanding stock options.

(6)	Includes 33,333 shares of common stock issuable upon the exercise of outstanding stock options and 33,333 shares of Common Stock underlying vested RSUs that are issuable upon request.

(7)	Includes 13,333 shares of common stock issuable upon the exercise of outstanding stock options.

(8)	Includes 11,667 shares of common stock issuable upon the exercise of outstanding stock options

(9)	Includes 63,200 shares of common stock issuable upon the exercise of outstanding stock.

(10)	Includes 1,158,615 shares of Common Stock issuable upon the exercise of options beneficially owned by the referenced persons and 364,635 shares of Common Stock underlying vested RSUs that are issuable upon request.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During fiscals 2021 and 2020, except for compensation arrangements described elsewhere herein, we did not participate in any transaction, and we are not currently participating in any proposed transaction, or series of transactions, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons had, or will have, a direct or indirect material interest.

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

On November 30, 2015, we, our Israeli subsidiary and HTIT entered into a Technology License Agreement, which was further amended, according to which we granted HTIT an exclusive commercialization license in the Territory related to our oral insulin capsule, ORMD-0801. Pursuant to this license agreement, HTIT will conduct certain pre-commercialization and regulatory activities with respect to our subsidiary’s technology related to the ORMD-0801 capsule, and will pay certain royalties and an aggregate of approximately $37.5 million. On November 30, 2015, we also entered into a securities purchase agreement with HTIT, pursuant to which, among other things, Mr. Kidron would serve as proxy and attorney in fact of HTIT, with full power of substitution, to cast on behalf of HTIT all votes that HTIT is entitled to cast with respect to the Purchased Shares at any and all meetings of our stockholders to consent or dissent to any action taken without a meeting and to vote all the Purchased Shares held by HTIT in any manner Mr. Kidron deemed appropriate except for matters related to our activities in the People’s Republic of China, on which Mr. Kidron would consult with HTIT before taking any action as proxy. On August 19, 2021, the proxy was revoked in accordance with its terms by HTIT.

The Board has determined that Aviad Friedman, Arie Mayer, Kevin Rakin and Leonard Sank are independent as defined under the rules promulgated by Nasdaq.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed by Kesselman & Kesselman, independent registered public accounting firm, and member firm of PricewaterhouseCoopers International Limited, for services rendered to us during fiscals 2021 and 2020:

	2021	2020
Audit Fees(1)	$90,000	$95,000
Audit-Related Fees(2)	47,500	101,000
Tax Fees(3)	1,400	2,000
All Other Fees	-	-
Total Fees	$138,900	$198,000

(1)	Amount represents fees paid for professional services for the audit of our consolidated annual financial statements, review of our interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Represents fees paid for services rendered in connection with our February 2020 public offering of common stock for fiscal 2020 and at-the-market offering related fees.

(3)	Represents fees paid for tax consulting services.

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

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

________________

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Oramed Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oramed Pharmaceuticals Inc. and its subsidiaries (the “Company”) as of August 31, 2021 and 2020, and the related consolidated statements of loss, changes in stockholders’ equity and cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.

/s/ Kesselman & Kesselman

Certified Public Accountants (Isr.)

A member firm of PricewaterhouseCoopers International Limited

Tel Aviv, Israel

November 24, 2021

We have served as the Company’s auditor since 2008.

Kesselman& Kesselman, Trade Tower, 25 Hamered Street, Tel-Aviv 6812508, Israel,
P.O Box 50005 Tel-Aviv 6150001 Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

ORAMED PHARMACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS

In thousands (except share and per share data)

	August 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$77,245	$19,296
Short-term deposits (note 2)	11,044	11,060
Marketable securities (note 3)	5,851	9,544
Prepaid expenses and other current assets	1,197	611
Total current assets	95,337	40,511

LONG-TERM ASSETS:
Long-term deposits (note 4)	25,016	2
Marketable securities (note 3)	6,692	3,928
Amounts funded in respect of employee rights upon retirement	24	18
Property and equipment, net	397	99
Operating lease right of use assets	533	75
Total long-term assets	32,662	4,122
Total assets	$127,999	$44,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses (note 5)	$3,792	$1,699
Deferred revenues	2,703	2,703
Payable to related parties (note 11c)	54	90
Operating lease liabilities	130	44
Total current liabilities	6,679	4,536

LONG-TERM LIABILITIES:
Long-term deferred revenues	4,244	6,947
Employee rights upon retirement	21	18
Provision for uncertain tax position (note 10f)	11	11
Operating lease liabilities	403	31
Other liabilities	124	211
Total long-term liabilities	4,803	7,218

COMMITMENTS (note 6)

EQUITY
EQUITY ATTRIBUTABLE TO COMPANY’S STOCKHOLDERS’ :
Common stock, $ 0.012 par value (60,000,000 authorized shares as of August 31, 2021 and August 31, 2020; 35,293,889 and 23,675,530 shares issued and outstanding as of August 31, 2021 and 2020, respectively)	424	284
Additional paid-in capital	230,201	125,209
Accumulated deficit	(114,852)	(92,614)
Total stockholders’ equity	115,773	32,879
Non-controlling interests	744	-
Total equity	116,517	32,879
Total liabilities and equity	$127,999	$44,633

The accompanying notes are an integral part of the financial statements.

ORAMED PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF LOSS

In thousands (except share and per share data)

	Year ended August 31,
	2021	2020
REVENUES	$2,703	$2,710
RESEARCH AND DEVELOPMENT EXPENSES	20,989	10,235
GENERAL AND ADMINISTRATIVE EXPENSES	5,937	4,232
OPERATING LOSS	24,223	11,757

FINANCIAL INCOME (note 9a)	1,242	690
FINANCIAL EXPENSES (note 9b)	8	444
NET LOSS	$22,989	$11,511

NET LOSS ATTRIBUTABLE TO:
COMPANY’S SHAREHOLDERS	22,238	11,511
NON-CONTROLLING INTERESTS	751	-
NET LOSS	22,989	11,511
BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	$0.78	$0.56
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	28,469,068	20,532,347

The accompanying notes are an integral part of the financial statements.

ORAMED PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

in thousands

	Attributable to Company’s Shareholders

			Additional		Total	Non-
	Common Stock		paid-in	Accumulated	stockholders’	controlling	Total
	Shares	$	capital	deficit	equity	interests	Equity
	In thousands
BALANCE AS OF SEPTEMBER 1, 2019	17,383	208	100,288	(81,103)	19,393	-	19,393
SHARES ISSUED FOR SERVICES	10	*	38		38		38
ISSUANCE OF COMMON STOCK, NET	6,270	75	23,698		23,773		23,773
EXERCISE OF WARRANTS AND OPTIONS	12	1	12		13		13
STOCK-BASED COMPENSATION	-	-	1,173		1,173		1,173
NET LOSS				(11,511)	(11,511)		(11,511)
BALANCE AS OF AUGUST 31, 2020	23,675	284	125,209	(92,614)	32,879		32,879
ISSUANCE OF COMMON STOCK, NET	8,467	102	79,881		79,983		79,983
EXERCISE OF WARRANTS AND OPTIONS	3,151	38	21,371		21,409		21,409
STOCK-BASED COMPENSATION	-	-	2,695		2,695		2,695
ASSET ACQUISITION TRANSACTION			1,045		1,045	(751)	294
NET LOSS				(22,238)	(22,238)	1,495	(20,743)
BALANCE AS OF AUGUST 31, 2021	35,293	424	230,201	(114,852)	115,773	744	116,517

* Represents an amount of less than $1.

The accompanying notes are an integral part of the financial statements

ORAMED PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Year ended August 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,989)	$(11,511)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	77	7
Non-cash expense for acquired In-Process Research & Development (or IPR&D)	1,040	-
Exchange differences and interest on deposits and held to maturity bonds	187	546
Changes in fair value of investments	(876)	1,173
Stock-based compensation	2,695	465
Shares issued for services	-	38
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(586)	431
Accounts payable, accrued expenses and related parties	2,060	(816)
Deferred revenues	(2,703)	(2,710)
Liability for employee rights upon retirement	3	(4)
Other liabilities	(89)	(59)
Total net cash used in operating activities	(21,181)	(12,440)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(375)	(82)
Investment in short-term deposits	(18,460)	(27,204)
Purchase of mutual funds	-	(3,750)
Investment in long-term deposits	(25,000)	-
Proceeds from sale of mutual funds	3,765	-
Purchase of held to maturity securities	(10,362)	(8,428)
Proceeds from redemption of short-term deposits	18,460	40,891
Proceeds from maturity of held to maturity securities	8,209	3,200
Funds in respect of employee rights upon retirement	(1)	(1)
Total net cash provided by (used in) investing activities	(23,764)	4,626
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	79,983	23,773
Proceeds from exercise of warrants and options	21,409	13
Transaction with non-controlling interests	1,500
Total net cash provided by financing activities	102,892	23,786
EFFECT OF EXCHANGE RATE CHANGES ON CASH	2	(5)
INCREASE IN CASH AND CASH EQUIVALENTS	57,949	15,967
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	19,296	3,329
CASH AND CASH EQUIVALENTS AT END OF YEAR	$77,245	$19,296

(A) SUPPLEMENTARY DISCLOSURE ON CASH FLOWS:
Interest received	$563	$1,313
(B) SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Recognition of operating lease right of use assets and liabilities	582	-
(C) ASSET ACQUISITION TRANSACTION (see note 12):
IPR&D	1,040	-
Transaction with non-controlling interests	1,500	-
Additional paid in capital	(1,045)	-
Non-controlling interests	(1,495)	-

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

On July 30, 2019, the Company’s subsidiary incorporated a wholly-owned subsidiary in Hong Kong, Oramed HK Limited (the “Hong Kong Subsidiary”). As of August 31, 2021, the Hong Kong Subsidiary has no operation.

On November 30, 2015, the Company entered into a Technology License Agreement (the “TLA”), with Hefei Tianhui Incubation of Technologies Co. Ltd. (“HTIT”) and on December 21, 2015, the parties entered into an Amended and Restated Technology License Agreement that was further amended by the parties on June 3, 2016 and July 24, 2016 (the “License Agreement”). See note 6b.

On March 18, 2021, the Company entered into a license agreement (the “Oravax License Agreement”) and into the Stockholders Agreement (as defined below) with Oravax Medical Inc. (“Oravax”). According to the Stockholders Agreement, Oravax issued 1,890,000 shares of its capital stock to the Company, representing 63% of the issued and outstanding share capital of Oravax, on a fully diluted basis, as of the date of issuance. See note 12.

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

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:	Observable prices that are based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:	Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

	August 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Assets:
Marketable Securities
D.N.A	701	-	-	701
Entera	571	-	-	571
	1,272	-	-	1,272

	August 31, 2020
	Level 1	Level 2	Level 3	Fair Value
Assets:
Marketable Securities
D.N.A	246	-	-	246
Entera	150	-	-	150
Mutual Funds	3,298	-	-	3,298
	3,694	-	-	3,694

As of August 31, 2021, the assets measured at fair value are comprised of equity securities (Level 1). The fair value of held to maturity bonds as presented in note 3 was based on a Level 2 measurement.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

As of August 31, 2021, the carrying amounts of cash equivalents, short-term deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.

As of August 31, 2021, the carrying amounts of long-term deposits approximate their fair values due to the stated interest rates which approximate market rates.

The amounts funded in respect of employee rights are stated at cash surrender value which approximates its fair value.

Other than items related to the asset acquisition transaction of Oravax (see note 12), there were no Level 3 items measured at fair value for the fiscal 2021.

h.	Marketable securities

1)	Equity securities

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

Regarding the Israeli subsidiary, the recognition is prohibited for deferred tax liabilities or assets that arise from differences between the financial reporting and tax bases of assets and liabilities that are measured from the local currency into dollars using historical exchange rates, and that result from changes in exchange rates or indexing for tax purposes. Consequently, the abovementioned differences were not reflected in the computation of deferred tax assets and liabilities.

Until fiscal 2019, the Israeli subsidiary has measured its results for tax purposes in nominal terms in NIS. In order to avoid unfavorable tax implications derived from the fluctuations in the exchange rate, the Israeli subsidiary's results for tax purposes are measured is U.S. dollars starting from fiscal 2020.

Taxes that would apply in the event of disposal of investments in the Israeli subsidiary have not been taken into account in computing deferred taxes, as it is the Company’s intention to hold this investment, not to realize it.

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

The License Agreement and the SPA (as defined below) were considered a single arrangement with multiple deliverables. The Company allocated the total consideration of $49,500 between the License Agreement and the SPA according to their fair value, as follows: $10,617 was allocated to the issuance of common stock (less issuance expenses of $23), based on the quoted price of the Company’s shares on the closing date of the SPA on December 28, 2015, and $38,883 was allocated to the License Agreement.

Under Accounting Standard Codification, or ASC 606, the Company identified a single performance obligation in the agreement and determined that the license and services are not distinct as the license and services are highly dependent on each other. In other words, HTIT cannot benefit from the license without the related services, and vice versa.

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

Amounts that were allocated to the License Agreement as of August 31, 2021 aggregated $22,382, all of which was received through the balance sheet date. Through August 31, 2021, the Company recognized revenue associated with this agreement in the aggregate amount of $15,435 (of which $2,703 was recognized in the twelve-months period ended August 31, 2021), and deferred the remaining amount of $6,947, which is presented as a contract liability on the condensed consolidated balance sheet.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

l.	Research and development

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

m.	Stock-based compensation

Equity awards granted to employees are accounted for using the grant date fair value method. The grant date fair value is determined as follows: for stock options and restricted stock units (“RSUs”) with an exercise price using the Black Scholes pricing model, for stock options and RSUs with market conditions using a Monte Carlo model and for RSUs with service conditions based on the grant date share price. The fair value of share based payment awards is recognized as an expense over the requisite service period. The expected term is the length of time until the expected dates of exercising the award and is estimated using the simplified method due to insufficient specific historical information of employees’ exercise behavior, unless the award includes a market condition, in which case the contractual term is used. The volatility is based on a historical volatility, by statistical analysis of the weekly share price for past periods. The Company elected to recognize compensation cost for awards granted to employees that have a graded vesting schedule using the accelerated method based on the multiple-option award approach. For awards with only market conditions, compensation expense is not reversed if the market conditions are not satisfied.

The Company elects to account for forfeitures as they occur.

n.	Loss per common share

Basic and diluted net loss per common share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding for each period. Outstanding stock options, warrants and RSUs have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for all periods presented. The weighted average number of stock options, warrants and RSUs excluded from the calculation of diluted net loss was 5,042,299 and 5,025,723 for the years ended August 31, 2021 and 2020, respectively.

o.	Asset acquisition

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

When a transaction is accounted for as an asset acquisition, an IPR&D asset is only capitalized if it has an alternative future use other than in a particular research and development project. Otherwise, amounts allocated to IPR&D that have no alternative use are expensed.

The Company has elected an accounting policy to measure non-controlling interests in an asset acquisition at fair value on the date of acquisition.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

p.	Leases

The Company leases real estate and cars for use in its operations, which are classified as operating leases. In addition to rent, the leases may require the Company to pay directly for fees, insurance, maintenance and other operating expenses.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right of use assets and operating lease liabilities in the consolidated balance sheets. Right of use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of the lease payments. Lease expenses are recognized on a straight-line basis over the lease term.

The Company elected the short-term lease recognition exemption for all leases with a term shorter than 12 months. This means that for those leases, the Company does not recognize ROU assets or lease liabilities but recognizes lease expenses over the lease term on a straight line basis. The Company also elected the practical expedient to not separate lease and non-lease components for all of its leases.

Lease terms will include options to extend or terminate the lease when it is reasonably certain that the Company will either exercise or not exercise the option to renew or terminate the lease.

The Company’s lease agreements have remaining lease terms ranging from 1 year to 4 years. Some of these agreements include options to extend the leases for up to an additional 5 years and some include options to terminate the leases immediately. See also note 6h.

q.	Recently issued Accounting Pronouncements, not yet adopted

In June 2016, the Financial Accounting Standards Board issued ASU 2016-13 “Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments.” This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance will be effective for the fiscal year beginning after December 15, 2022, including interim periods within that year. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE 2 - SHORT-TERM DEPOSITS:

Composition:

	August 31,
	2021		2020
	Annual interest rate	Amount	Annual interest rate	Amount
Dollar deposits	0.73-0.82%	$11,044	0.85-1.60%	$11,060

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 3 - MARKETABLE SECURITIES:

a.	Composition:

The Company’s marketable securities include investments in equity securities of D.N.A, Entera, mutual funds and in held to maturity bonds.

Composition:

	August 31,
	2021	2020
Short-term:
D.N.A (see b below)	$701	$246
Entera (see c below)	571	150
Held to maturity bonds (see d below)	4,579	5,369
Preferred equity	-	481
Mutual funds*	-	3,298
	$5,851	$9,544

Long-term:
Held to maturity bonds (see d below)	$6,692	$3,928
	$12,543	$13,472

*	Mutual funds include equity funds only

b.	D.N.A

The D.N.A ordinary shares are traded on the Tel Aviv Stock Exchange. The fair value of those securities is measured at the quoted prices of the securities on the measurement date.

During the years ended August 31, 2021 and 2020, the Company did not sell any of the D.N.A ordinary shares. As of August 31, 2021, the Company owns approximately 1.7% of D.N.A’s outstanding ordinary shares.

The cost of the securities as of August 31, 2021 and 2020 was $595.

c.	Entera

Entera ordinary shares have been traded on The Nasdaq Capital Market since June 28, 2018. The Company measures the investment at fair value from such date. The cost of the securities as of August 31, 2021 and 2020 was $1.

d.	Held to maturity bonds

The amortized cost and estimated fair value of held-to-maturity securities at August 31, 2021, are as follows:

	August 31, 2021
	Amortized cost	Gross unrealized gains (losses)	Estimated fair value	Average yield to maturity rate
Short-term:
Commercial bonds	$4,463	$(98)	$4,365	1.73%
Accrued interest	116	-	116

Long-term	6,692	610	7,302	1.08%
	$11,271	$512	$11,783

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

NOTE 4 - LONG-TERM DEPOSITS:

	August 31,
	2021	2020
Composition:
Long-term deposits*	$25,014	-
Lease car deposits	$2	2
	$25,016	$2

*	Long term deposits include one deposit of $25,000 with an annual interest rate of 0.93% and a maturity date of August 10, 2023.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Composition:
	August 31,
	2021	2020
Accounts payable	$2,606	$594
Payroll and related accruals	324	54
Institutions	39	19
Accrued liabilities	823	1,032
	$3,792	$1,699

NOTE 6 - COMMITMENTS:

a.	In March 2011, the Subsidiary sold shares of its investee company, Entera, to D.N.A, retaining 117,000 ordinary shares (after giving effect to a stock split by Entera in July 2018). In consideration for the shares sold to D.N.A, the Company received, among other payments, ordinary shares of D.N.A (see also note 3).

As part of this agreement, the Subsidiary entered into a patent transfer agreement (the “Patent Transfer Agreement”) according to which the Subsidiary assigned to Entera all of its right, title and interest in and to a certain patent application related to the oral administration of proteins that it has licensed to Entera since August 2010. Under this agreement, the Subsidiary is entitled to receive from Entera royalties of 3% of Entera’s net revenues (as defined in the agreement) and a license back of that patent application for use in respect of diabetes and influenza. As of August 31, 2021, Entera had not yet realized any revenues and had not paid any royalties to the Subsidiary. On December 11, 2018, Entera announced that it had entered into a research collaboration and license agreement (the “Amgen License”) with Amgen related to research of inflammatory disease and other serious illnesses. As reported by Entera, under the terms of the Amgen License, Entera will receive a modest initial technology access fee from Amgen and will be responsible for preclinical development at Amgen’s expense. Entera will be eligible to receive up to $270,000 in aggregate payments, as well as tiered royalties up to mid-single digits, upon achievement of various clinical and commercial milestones if Amgen decides to move all of these programs forward. Amgen is responsible for clinical development, manufacturing and commercialization of any of the resulting programs. To the extent the Amgen License results in net revenues as defined in the Patent Transfer Agreement, the Subsidiary will be entitled to the aforementioned royalties.

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

As of August 31, 2021, the Company has received milestone payments in an aggregate amount of $20,500 as follows: the initial payment of $3,000 was received in January 2016. Following the achievement of certain milestones, the second and third payments of $6,500 and $4,000, respectively, were received in July 2016, the fourth milestone payment of $4,000 was received in October 2016 and the fifth milestone payment of $3,000 was received in January 2019.

On August 21, 2020, the Company received a letter from HTIT, disputing certain pending payment obligations of HTIT under the TLA. The payment obligation being disputed is $6,000, out of which only an amount of $2,000 has been received and has been included in Deferred revenue in each of the consolidated balance sheets as of the fiscal years ended August 31, 2021, and 2020. The Company wholly disputes the claims made by HTIT and has been engaged in discussions and exchanges with HTIT in an attempt to clarify and resolve disagreements between the parties regarding milestone payments and work plan implementation.

In addition, on November 30, 2015, the Company entered into a Stock Purchase Agreement with HTIT (the “SPA”). According to the SPA, the Company issued 1,155,367 shares of common stock to HTIT for $12,000. The transaction closed on December 28, 2015.

The License Agreement and the SPA were considered a single arrangement with multiple deliverables. The Company allocated the total consideration of $49,500 between the License Agreement and the SPA according to their fair value, as follows: $10,617 was allocated to the issuance of common stock (less issuance expenses of $23), based on the quoted price of the Company’s shares on the closing date of the SPA on December 28, 2015, and $38,883 was allocated to the License Agreement. The Company determined that revenues are recognized over time through the expected product submission date in June 2023.

In July 2015, according to the letter of intent signed between the parties or their affiliates, HTIT’s affiliate paid the Subsidiary a non-refundable amount of $500 as a no-shop fee. The no-shop fee was deferred and the related revenue is recognized over the estimated term of the License Agreement.

For the Company’s revenue recognition policy see note 1k.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 6 - COMMITMENTS (continued):

c.	On December 18, 2017, the Subsidiary entered into an agreement with a vendor for the process development and production of one of its oral capsule ingredients in the amount of $2,905 that will be paid over the term of the engagement and based on the achievement of certain development milestones, of which $1,592 was recognized in research and development expenses through August 31, 2021.

d.	On September 2, 2020 (effective as of January 15, 2020), the Subsidiary entered into a CRO Services Agreement with a third party to retain it as a CRO for the Subsidiary’s Phase III clinical trial for its oral insulin. As consideration for its services, the Subsidiary will pay the CRO a total amount of $21,589 during the term of the engagement and based on achievement of certain milestones, of which $7,663 was recognized in research and development expenses through August 31, 2021.

e.	On September 16, 2020 (effective as of January 15, 2020), the Subsidiary entered into a CRO Services Agreement with a third party to retain it as a CRO for the Subsidiary’s Phase III clinical trial for its oral insulin. As consideration for its services, the Subsidiary will pay the CRO a total amount of $12,343 during the term of the engagement and based on achievement of certain milestones, of which $2,935 was recognized in research and development expenses through August 31, 2021.

f.	Grants from the Israel Innovation Authority (“IIA”)

Under the terms of the Company’s funding from the IIA, royalties of 3% are payable on sales of products developed from a project so funded, up to a maximum amount equaling 100%-150% of the grants received (dollar linked) with the addition of interest at an annual rate based on LIBOR.

At the time the grants were received, successful development of the related projects was not assured. The total amount that was received through August 31, 2021 was $2,207 ($2,505 including LIBOR). All grants were received before fiscal 2020 and recorded as a reduction of Research and development expenses at that time. As of August 31, 2021, the liability to the IIA was $243.

The royalty expenses which are related to the funded project were recognized in cost of revenues in the relevant periods.

g.	Grants from the European Commission (“EC”)

During fiscal 2020, the Company received an aggregate payment of €50 from the EC under The European Innovation Council Accelerator (previously known as SME Instrument) of the European Innovation Programme Horizon 2020.

As of August 31, 2021, all amounts were recognized in the Company’s profit and loss statement.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 6 - COMMITMENTS (continued):

h.	Leases

On August 2, 2020, the Subsidiary entered into a lease agreement for its facilities in Israel. The lease agreement is for a period of 60 months commencing September 1, 2020. The Subsidiary has the option to extend the period for another 60 months. The annual lease payment, including management fees, as of August 31, 2021 is approximately NIS 435,000 ($136). As security for its obligation under this lease agreement, the Company provided a bank guarantee in an amount equal to three monthly lease payments.

The total expenses related to leases were $124 and $56 as of August 31, 2021 and 2020 respectively.

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

The Company has various operating leases for office space and vehicles that expire through 2025. Below is a summary of the Company’s operating right-of-use assets and operating lease liabilities as of August 31, 2021 and 2020:

	August 31, 2021	August 31, 2020
Operating right-of-use assets	$533	$75

Operating lease liabilities, current	130	44
Operating lease liabilities long-term	403	31
Total operating lease liabilities	$533	$75

Weighted Average of Remaining Lease Term
Operating leases	3.88	1.74

Weighted Average Discount Rate
Operating leases	3.00%	3.00%

Minimum lease payments for the Company’s right-of-use assets over the remaining lease periods as of August 31, 2021 are as follows:

August 31, 2021

2022	$156
2023	138
2024	136
2025	136
Total undiscounted lease payments	565
Less: Interest*	(32)
Present value of lease liabilities	$533

*	Future lease payments were discounted by 3% interest rate.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 7 - STOCKHOLDERS’ EQUITY:

The following are the significant capital stock transactions that took place during the years ended August 31, 2021 and 2020:

a.	In August 2019, the Company became aware of a shareholder derivative claim and putative class action alleging, among other things, that the Second Amended and Restated 2008 Stock Incentive Plan (the “2008 Plan”) may have terminated in 2018. However, the Company disputed these claims and believes that the 2008 Plan does not terminate until 2026 and any suggestion to the contrary is not well-founded. For the sake of clarity and out of an abundance of caution, the Company adopted a new option plan, which was approved at its 2019 shareholder meeting. Such 2019 Stock Incentive Plan, as amended and restated (the “2019 Plan”) originally allowed the Company to grant up to 1,000,000 options. Since the Company had granted options during the time after the old plan allegedly terminated, and out of an abundance of caution, the Company canceled these grants and reissued the options under the new option plan in the same amounts and under the same terms as the original grants. The cancelation and grants were approved by the Company’s board on September 11, 2019. Out of the available options under the 2019 Plan, the Company granted 563,646 to replace the options under dispute as mentioned above. The cancellation of the award accompanied by the concurrent grant of a replacement award was accounted for as modification of the terms of the cancelled award. Since the replacement award was given under the same terms as the cancelled award, no incremental compensation cost was recognized. On August 3, 2020, the stockholders of the Company adopted the amended and restated 2019 Plan which increased the shares available to grant under the plan by an additional 2,000,000 to 3,000,000 options.

b.	On September 5, 2019, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”), pursuant to which the Company could, from time to time and at the Company’s option, issue and sell shares of Company common stock having an aggregate offering price of up to $15,000, through a sales agent, subject to certain terms and conditions. Any shares sold were to be sold pursuant to the Company’s effective shelf registration statement on Form S-3 including a prospectus and prospectus supplement, each dated February 10, 2020 (which superseded a prior registration statement, prospectus and prospectus supplement that related to shares sold under the Sales Agreement). The Company paid the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the Sales Agreement. As of August 31, 2021, 3,212,621 shares were issued under the Sales Agreement for aggregate net proceeds of $14,397.

c.	On February 27, 2020, the Company entered into an underwriting agreement (“Agreement”) with National Securities Corporation (“Underwriter”), in connection with a public offering (“Offering”) of 5,250,000 shares of the Company’s common stock, at an offering price of $4.00 per share. Under the terms of the Agreement, the Company granted the Underwriter a 45-day option to purchase from the Company up to an additional 787,500 shares of common stock at the public offering price (“Over-Allotment Option”). In connection with the Offering, the Company also agreed to issue to the Underwriter, or its designees, warrants (“Underwriter’s Warrants”), to purchase up to an aggregate of 7% of the shares of common stock sold in the Offering (including any additional shares sold during the 45-day option period), at an exercise price of $4.80 per share. The Underwriter’s Warrants issued in the Offering will be exercisable at any time and from time to time, in whole or in part, commencing six months from issuance for a period of three years from the date of issuance. The closing of the sale of the Offering occurred on March 2, 2020. On April 9, 2020, the Company issued 180,561 shares of Common Stock and 12,640 Underwriter’s Warrants pursuant to a partial exercise by the Underwriter of the Over-Allotment Option (“Partial Over-Allotment Option Exercise”). The net proceeds to the Company from the Offering, including from the Partial Over-Allotment Option Exercise, after deducting the underwriting discount and the Company’s estimated Offering expenses were $19,894.

d.	On December 1, 2020, the Company entered into a new equity distribution agreement (the “New Sales Agreement”), pursuant to which the Company could, from time to time and at the Company’s option, issue and sell shares of Company common stock having an aggregate offering price of up to $40,000, through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to the Company’s effective shelf registration statement on Form S-3 including a prospectus dated February 10, 2020 as supplemented by a prospectus supplement dated December 1, 2020. The Company paid the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the New Sales Agreement. As of August 31, 2021, 4,061,956 shares were issued under the New Sales Agreement for aggregate net proceeds of $38,799.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 7 - STOCKHOLDERS’ EQUITY (continued):

e.	On June 16, 2021, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC, as agent (“Canaccord Genuity”), pursuant to which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $28,000 from time to time through Canaccord Genuity. The Equity Distribution Agreement replaced the New Sales Agreement, once it had been exhausted. Any shares sold will be sold pursuant to the Company’s effective shelf registration statement on Form S-3 including a prospectus dated February 10, 2020 and prospectus supplement dated June 16, 2021. The Company paid the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the Equity Distribution Agreement. As of August 31, 2021, 1,823,287 shares were issued under the Equity Distribution Agreement for aggregate net proceeds of $27,119.

f.	On July 15, 2021, the Company entered into a new equity distribution agreement (the “New Equity Distribution Agreement”) with Canaccord Genuity, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100,000 from time to time through Canaccord Genuity. The New Equity Distribution Agreement replaced the Equity Distribution Agreement, once it had been exhausted. Any shares sold will be sold pursuant to the Company’s effective shelf registration statement on Form S-3 including a prospectus dated July 15, 2021. The Company paid the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the New Equity Distribution Agreement. As of August 31, 2021 and through November 24, 2021, 208,451 and 273,997 shares were respectively issued under the New Equity Distribution Agreement for aggregate net proceeds of $3,884.

g.	As of August 31, 2021, the Company had outstanding warrants exercisable commencing January 6, 2019 for 232,175 shares of common stock at exercise prices ranging from $4.13 to $7.8125 per share and expiring from January 6, 2022 to April 15, 2029.

The following table presents the warrant activity for the years ended August 31, 2021 and 2020:

	Year ended August 31,
	2021		2020
	Warrants	Weighted- Average Exercise Price	Warrants	Weighted- Average Exercise Price
Warrants outstanding at beginning of year	3,407,820	$6.98	3,007,680	$7.27
Issued	-	$-	400,140	$4.77
Exercised	3,175,645	$7.07	-	$-
Expired	-	$-	-	$-
Warrants outstanding at end of year	232,175	$5.57	3,407,820	$6.98
Warrants exercisable at end of year	232,175	$5.57	3,407,820	$6.98

NOTE 8 - STOCK-BASED COMPENSATION:

The Company makes awards only under the 2019 Plan, under which, the Company had reserved a pool of 3,000,000 shares of the Company’s common stock which may be issued at the discretion of the Company’s Board of Directors from time to time. Under this 2019 Plan, each option or RSU is exercisable into one share of common stock of the Company. The options may be exercised after vesting and in accordance with vesting schedules which will be determined by the Board of Directors for each grant. The maximum term of the options and RSUs is 10 years.

The following are the significant stock options and RSUs transactions with employees, board members and non-employees made during the years ended August 31, 2021 and 2020:

a.	On September 11, 2019, the Company granted options to its Chief Operating and Business Officer to purchase an aggregate of 100,000 shares of common stock of the Company at an exercise price of $3.69 per share (equivalent to the closing price of the Company’s common stock on the date of grant). The options shall vest in 16 equal installments of 6,250 on the first day of every three months period beginning November 1, 2019. As of August 31, 2021, 50,000 of such options are vested. The options expire on September 11, 2029. The fair value of all these options on the date of grant was $224, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $3.69; dividend yield of 0% for all years; expected volatility of 65.60%; risk-free interest rates of 1.89%; and expected term of 6.14 years.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 8 - STOCK-BASED COMPENSATION (continued):

b.	On September 11, 2019, the Company granted options to its Chief Operating and Business Officer to purchase an aggregate of 100,000 shares of common stock of the Company at an exercise price of $3.69 per share (equivalent to the closing price of the Company’s common stock on the date of grant). The options shall vest in four installments upon achievement of certain performance conditions. As of August 31, 2021, no such options are vested. The options expire on September 11, 2029. The fair value of all these options on the date of grant was $127, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $3.69; dividend yield of 0% for all years; expected volatility of 67.96%; risk-free interest rates of 1.68%; expected term of 6.91 years; and the probability that such performance conditions will occur.

c.	On January 8, 2020, the Company granted options to its directors to purchase an aggregate of 100,000 shares of common stock of the Company at an exercise price of $4.80 per share (equivalent to the closing price of the Company’s common stock on the date of grant). The options shall vest in three equal installments on each of December 31, 2020, December 31, 2021 and December 31, 2022. As of August 31, 2021, 33,330 of such options are vested. The options expire on January 8, 2030. The fair value of all these options on the date of grant was $278, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $4.80; dividend yield of 0% for all years; expected volatility of 62.55%; risk-free interest rates of 1.67%; and expected term of 5.99.

d.

On January 8, 2020, the Company granted options to purchase an aggregate of 290,000 shares of common stock of the Company at an exercise price of $4.80 per share (equivalent to the closing price of the Company’s common stock on the date of grant) as follows: 190,000 to the Company’s Chief Executive Officer, or CEO, and 100,000 to the Company’s Chief Scientific Officer, or CSO. The options shall vest in four equal annual installments, on each of December 31, 2020, 2021, 2022 and 2023. As of August 31, 2021, 72,500 of such options are vested. These options expire on January 8, 2030. The fair value of all these options on the date of grant was $868, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $4.80; dividend yield of 0% for all years; expected volatility of 67.87%; risk-free interest rates of 1.67%; and expected term of 6.24 years.

e.

On February 3, 2021, the Company granted options to purchase an aggregate of 340,000 shares of common stock of the Company at an exercise price of $10.40 per share (equivalent to the closing price of the Company’s common stock on the date of grant) as follows: 150,000 to the CEO, 100,000 to the CSO, 40,000 to the Company’s former Chief Financial Officer and 50,000 to the Company’s Chief Operating & Business Officer. The options shall vest in four equal annual installments, on each of December 31, 2021, 2022, 2023 and 2024. These options expire on February 3, 2031. The fair value of all these options on the date of grant was $1,987, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $10.40; dividend yield of 0% for all years; expected volatility of 61.07%; risk-free interest rates of 0.64%; and expected term of 6.21 years.

On February 3, 2021, the Company granted a total of 680,000 RSUs as follows: 300,000 to the CEO, 200,000 to the CSO, 80,000 to the Company’s former Chief Financial Officer and 100,000 to the Company’s Chief Operating and Business Officer. These RSUs were granted under the Company’s 2019 Plan and shall vest as follows: 226,666 shall vest upon the Company’s common stock achieving a price per share of $15 during 20 days out of any 30-day trading period, 226,667 shall vest upon the Company’s common stock achieving a price per share of $25 during 20 days out of any 30-day trading period, and 226,667 upon achievement of a certain licensing agreement as specified by the Board of Directors. The total fair value of these RSUs on the date of the grant was $4,511, using the Monte-Carlo model.

f.

On February 17, 2021, the Company granted options to purchase an aggregate of 15,000 shares of common stock of the Company at an exercise price of $11.33 per share (equivalent to the closing price of the Company’s common stock on the date of grant) to the chairman of the Board of Directors. The options shall vest in three equal annual installments, on each of December 31, 2021, 2022 and 2023. These options expire on February 17, 2031. The fair value of all these options on the date of grant was $98, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $11.33; dividend yield of 0% for all years; expected volatility of 64.39%; risk-free interest rates of 0.76%; and expected term of 5.94 years.

On February 17, 2021, the Company granted a total of 30,000 RSUs to the chairman of the Board of Directors. These RSUs were granted under the Company’s 2019 Plan and shall vest as follows: 10,000 shall vest upon the Company’s common stock achieving a price per share of $15 during 20 days out of any 30-day trading period, 10,000 shall vest upon the Company’s common stock achieving a price per share of $25 during 20 days out of any 30-day trading period, and 10,000 upon achievement of a certain licensing agreement as specified by the Board of Directors. The total fair value of these RSUs on the date of the grant was $217, using the Monte-Carlo model.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 8 - STOCK-BASED COMPENSATION (continued):

g.

On August 4, 2021, the Company granted options to purchase an aggregate of 100,000 shares of common stock of the Company at an exercise price of $15.10 per share (equivalent to the closing price of the Company’s common stock on the date of grant) to the Chief Commercial Officer. The options shall vest as follows: 12,500 on December 31, 2021, three equal annual installments of 25,000 on each of December 31, 2022, 2023 and 2024 and 12,500 on August 4, 2025. These options expire on August 4, 2031. The fair value of all these options on the date of grant was $860, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $15.10; dividend yield of 0% for all years; expected volatility of 61.98%; risk-free interest rates of 0.82%; and expected term of 6.17 years.

On August 4, 2021, the Company granted a total of 100,000 RSUs to the Chief Commercial Officer. These RSUs were granted under the Company’s 2019 Plan and shall vest as follows: 33,333 shall vest upon the Company’s common stock achieving a price per share of $15 during 20 days out of any 30-day trading period, 33,333 shall vest upon the Company’s common stock achieving a price per share of $25 during 20 days out of any 30-day trading period, and 33,334 upon achievement of a certain licensing agreement as specified by the Board of Directors. The total fair value of these RSUs on the date of the grant was $985, using the Monte-Carlo model.

h.	Options to employees, directors and non-employees

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model or Monte Carlo model with the following range of assumptions:

	For options granted in the year ended August 31,
	2021	2020
Expected option life (years)	5.94-6.21	5.74-6.24
Expected stock price volatility (%)	61.07-64.39	57.77-68.14
Risk free interest rate (%)	0.64-0.82	1.67-1.89
Expected dividend yield (%)	0.0	0.0

A summary of the status of the stock options granted to employees and directors as of August 31, 2021 and 2020, and changes during the years ended on those dates, is presented below:

	Year ended August 31,
	2021		2020
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
		$		$
Options outstanding at beginning of year	1,597,149	5.47	1,264,645	6.11
Changes during the year:
Granted	455,000	11.46	943,646	3.98
Forfeited	(52,584)	7.78	(392,646)	3.79
Expired	-	-	(206,243)	6.02
Exercised	(93,782)	6.42	(12,253	1.00
Options outstanding at end of year	1,905,783	6.79	1,597,149	5.47
Options exercisable at end of year	859,447		687,024
Weighted average fair value of options granted during the year	$6.47		$2.79

Expenses recognized in respect of stock options granted to employees and directors, for the years ended August 31, 2021 and 2020 were $1,409 and $1,086, respectively.

The total intrinsic value of employees’ options exercised during the year ended August 31, 2021 was $1,287 and $27 during the year ended August 31, 2020.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 8 - STOCK-BASED COMPENSATION (continued):

The following table presents summary information concerning the options granted to employees and directors outstanding as of August 31, 2021:

Exercise prices	Number outstanding	Weighted Average Remaining Contractual Life	Weighted average exercise price
$		Years	$
1.00 to 6.00	1,064,084	7.01	3.98
6.23 to 9.12	306,781	6.11	7.94
10.40 to 15.10	534,918	8.12	11.73
	1,905,783	7.18	6.79

859,447 options granted to employees and directors that were outstanding as of August 31, 2021 were also exercisable as of August 31, 2021, compared to 687,024 as of August 31, 2020.

As of August 31, 2021, there were $2,598 of unrecognized compensation costs related to non-vested options previously granted to employees and directors. The unrecognized compensation costs are expected to be recognized over a weighted average period of 1.3 years.

A summary of the status of the stock options granted to non-employees outstanding as of August 31, 2021 and 2020, and changes during the years ended on those dates, is presented below:

	Year ended August 31,
	2021		2020
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
		$		$
Options outstanding at beginning of year	103,152	6.64	47,152	9.51
Changes during the year:
Granted	-	-	56,000	4.21
Exercised	(10,000)	7.36	-	-
Forfeited	-	-	-	-
Expired	(37,152)	6.00	-	-
Options outstanding at end of year	56,000	4.22	103,152	6.64
Options exercisable at end of year	46,000	4.03	65,152	5.58
Weighted average fair value of options granted during the year	$-		$2.47

The Company recorded stock-based compensation of $22 and $87 during the years ended August 31, 2021 and 2020, respectively, related to non-employees’ awards.

10,000 options were exercised by non-employees during the year ended August 31, 2021 for a total intrinsic value of $100 while no options were exercised by non-employees during the year ended August 31, 2020.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 8 - STOCK-BASED COMPENSATION (continued):

The following table presents summary information concerning the options granted to non-employees outstanding as of August 31, 2021:

Range of exercise prices	Number outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$		Years	$
3.74-5.08	56,000	8.30	4.22

46,000 options granted to non-employees that were outstanding as of August 31, 2021, were also exercisable as of August 31, 2021.

As of August 31, 2021, there were $2 of unrecognized compensation costs related to non-vested options previously granted to non-employees. The unrecognized compensation costs are expected to be recognized over a weighted average period of 0.17 years.

i.	Restricted stock units

The following table summarizes the activities for unvested RSUs granted to employees and directors for the years ended August 31, 2021 and 2020:

	Year ended August 31,
	2021	2020
	Number of RSUs
Vested and unissued at the beginning of period	164,636	164,636
Granted	810,000	-
Forfeited	(53,334)	-
Outstanding at the end of the period	921,302	164,636
Vested	236,665	-
Vested and unissued	401,301	164,636

The Company recorded compensation expenses related to RSUs of $1,265 for the year ended August 31, 2021. During the year ended August 31, 2020, the Company did not record expense or income related to RSUs.

As of August 31, 2021, there were unrecognized compensation costs of $4,201 related to RSUs. The unrecognized compensation costs are expected to be recognized over a weighted average period of 1.06 years.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 9 - FINANCIAL INCOME AND EXPENSES

a.	Financial income

	Year ended August 31,
	2021	2020
Income from interest on deposits	$130	$552
Income from interest on corporate bonds	217	138
Gain from securities, net	6	-
Revaluation of securities, net	889	-
	$1,242	$690

b.	Financial expenses

	Year ended August 31,
	2021	2020
Exchange rate differences, net	$2	$6
Bank and broker commissions	5	6
Loss from securities, net	-	432
Other	1	-
	$8	$444

NOTE 10 - TAXES ON INCOME:

Taxes on income included in the consolidated statements of operations represent current taxes due to taxable income of the Company and its Israeli subsidiary.

a.	Corporate taxation in the U.S.

The applicable corporate tax rate for the Company is 21%.

As of August 31, 2021, the Company has an accumulated tax loss carryforward of approximately $19,159 (as of August 31, 2020, $15,880). Under U.S. tax laws, subject to certain limitations, carryforward tax losses originating in tax years beginning after January 1, 2018, have no expiration date, but they are limited to 80% of the company’s taxable income in any given tax year. Carryforward tax losses originating in tax years beginning prior to January 1, 2018, expire 20 years after the year in which incurred. In the case of the Company, subject to potential limitations in accordance with the relevant law, the net loss carryforward will expire in the years 2027 through 2039.

b.	Corporate taxation in Israel:

The Subsidiary is taxed in accordance with Israeli tax laws. The corporate tax rate applicable to 2021 and 2020 is 23%.

As of August 31, 2021, the Subsidiary has an accumulated tax loss carryforward of approximately $73,762 (as of August 31, 2020, approximately $57,900). Under the Israeli tax laws, carryforward tax losses have no expiration date.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 10 - TAXES ON INCOME (continued):

c.	Deferred income taxes:

	August 31,
	2021	2020
In respect of:
Net operating loss carryforward	$21,196	$16,652
Research and development expenses	3,877	2,740
Less - valuation allowance	(25,073)	(19,392)
Net deferred tax assets	$-	$-

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

d.	Loss before taxes on income and income taxes included in the income statements of operations:

	Year ended August 31,
	2021	2020
Loss before taxes on income:
U.S.	$5,307	$2,868
Outside U.S.	17,682	8,643
	$22,989	$11,511
Taxes on income (tax benefit):
Current:
U.S.	-	-
Outside U.S.	-	-
	$-	$-

e.	Reconciliation of the statutory tax benefit to effective tax expense

Following is a reconciliation of the theoretical tax expense, assuming all income is taxed at the regular tax rates applicable to companies in the United States, and the actual tax expense:

	Year ended August 31,
	2021	2020
Loss before income taxes as reported in the consolidated statement of comprehensive loss	$(22,989)	$(11,511)

Statutory tax benefit	(4,828)	(2,417)
Increase in income taxes resulting from:
Change in the balance of the valuation allowance for deferred tax	4,872	3,154
Disallowable deductions	310	135
Influence of different tax rate applicable to the Subsidiary and changes in tax rates from previous years	(354)	(872)
Withholding tax, see note 10d above	-	-
Uncertain tax position	-	-
Taxes on income for the reported year	$-	$-

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

The following table summarizes the activity of the Company unrecognized tax benefits:

	Year ended August 31,
	2021	2020
Balance at Beginning of Year	$11	$11
Decrease in uncertain tax positions for the current year	-	-
Balance at End of Year	$11	$11

The Company does not expect unrecognized tax expenses to change significantly over the next 12 months.

The Company is subject to U.S. Federal income tax examinations for the tax years of 2016 through 2018.

The Subsidiary is subject to Israeli income tax examinations for the tax years of 2014 through 2019.

g.	Valuation Allowance Rollforward

	Year ended August 31,
	Balance at beginning of period	Additions	Balance at end of period
Allowance in respect of carryforward tax losses:
Year ended August 31, 2021	$19,392	$5,681	$25,073
Year ended August 31, 2020	16,238	3,154	19,392

NOTE 11 - RELATED PARTIES - TRANSACTIONS:

a.	During each of the fiscal years of 2021 and 2020, the Company paid to directors $100 and $95, respectively, as directors’ fees.

b.

On July 1, 2008, the Subsidiary entered into two consulting agreements with KNRY Ltd. (“KNRY”), an Israeli company owned by the CSO, whereby the CEO and the CSO, through KNRY, provide services to the Company (the “Consulting Agreements”). The Consulting Agreements are both terminable by either party upon 140 days, prior written notice. The Consulting Agreements, as amended, provide that KNRY will be reimbursed for reasonable expenses incurred in connection with performance of the Consulting Agreements and that the monthly consulting fee paid to the CEO and the CSO is NIS 127,570 ($40) and NIS 92,522 ($29), respectively.

Starting September 1, 2021, the CEO receives a monthly consulting fee of NIS 146,705 ($46) and the CSO receives a monthly consulting fee of NIS 106,400 ($33)

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 11 - RELATED PARTIES - TRANSACTIONS (continued):

In addition to the Consulting Agreements, based on a relocation cost analysis, the Company pays for certain direct costs, related taxes and expenses incurred in connection with the relocation of the CEO to New York. During fiscal 2021 and 2020, such relocation expenses totaled $377 and $516, respectively.

c.	Balances with related parties:

	August 31,
	2021	2020
Accounts payable and accrued expenses - KNRY	$54	$90

d.	Expenses to related parties:

	Year ended August 31,
	2021	2020
KNRY	$872	$766
Nadav Kidron (CEO)	$687	801

NOTE 12 - ASSET ACQUISITION TRANSACTION

On March 18, 2021, the Company entered into the Oravax License Agreement and into the Stockholders Agreement (as defined below) with Oravax. On that date, Oravax’s assets were (1) in process research and development of COVID-19 vaccine technology; and (2) $1,500 received in cash. According to the Stockholders Agreement, Oravax issued 1,890,000 shares of its capital stock to the Company, representing 63% of the issued and outstanding share capital of Oravax, on a fully diluted basis, as of the date of issuance. Consequently, the Company is consolidating Oravax in its consolidated financial statements as from the inception of Oravax. In addition, under the terms of the Oravax License Agreement, the Company has licensed out to Oravax certain patent rights, know-how and information related to the Company’s oral drug delivery technology with respect to the combination with the COVID-19 vaccine technology (the “Licensed IP”).

In consideration for the grant of the License, the Oravax License Agreement provides that the Company will receive (i) royalties equal to 7.5% on net sales, as defined in the Oravax License Agreement, of each product commercialized by Oravax, its affiliates and permitted sublicensees related to the License during the term specified in the Oravax License Agreement, (ii) sublicensing fees equal to 15% of any non-sales-based consideration received by Oravax from a permitted sublicensee and (iii) other payments ranging between $25,000 to $100,000, based on certain sales milestones being achieved by Oravax. The parties further agreed to establish a development and steering committee, which will consist of three members, of which two members will be appointed by the Company, that will oversee the ongoing research, development, clinical and regulatory activity with respect to the Oravax Product. Akers Biosciences Inc. (“Akers”) contributed Oravax $1,500 in cash and a license agreement to the Oravax Product which includes a maximum of 2.5% royalties of all net sales.

Concurrently with the execution and delivery of the Oravax License Agreement, the Company entered into a Stockholders Agreement (the “Stockholders Agreement”), with Akers, Premas Biotech Pvt. Ltd. (“Premas”), Cutter Mill Capital LLC (“Cutter Mill”), and Run Ridge LLC (“Run Ridge”), entities controlled by Michael Vasinikovich and Craig Schwabe, former members of Cystron, and collectively with Akers, Premas, Cutter Mill and Run Ridge, the Stockholders Parties. Pursuant to the Stockholders Agreement, among other things, the Company will have the right to appoint two out of the three members to the board of directors of Oravax (the “Oravax Board”), one of which is the Company’s Chief Executive Officer who will serve as the chairman of the Oravax Board, conditioned upon the Company maintaining certain ownership thresholds. Akers will have the right, until the third anniversary of the Stockholders Agreement effective date, to appoint one member to the Oravax Board. Oravax’s common stock held by the Stockholders Parties will be subject to certain transfer restrictions. In addition, the Stockholders Parties will have certain rights of participation in future financings as well as rights of first refusal and co-sale related to future potential transactions.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 12 - ASSET ACQUISITION TRANSACTION (continued):

According to ASC 805, the transaction was accounted for as an asset acquisition. No gain or loss was recognized on the transfer of the cash or the Licensed IP to Oravax while the Company retained control of those assets. The Company has recognized an increase in non-controlling interests of $1,495 based on the carrying amount of the contributed assets and, according to the Company’s accounting policy, the fair value of Oravax excluding the contributed assets. Any difference between the fair value of consideration paid and the increase in the non-controlling interests’ carrying amount was recognized in equity. As a result of the acquisition, the Company recognized IPR&D expense in the amount of $1,040.

NOTE 13 - SUBSEQUENT EVENTS

a.

On September 1, 2021, the Company granted options to its Chief Financial Officer to purchase an aggregate of 50,000 shares of common stock of the Company at an exercise price of $20.19 per share. The options shall vest in four equal installments of 12,500 options on each of June 27, 2022, June 27, 2023, June 27, 2024 and June 27, 2025. In addition, The Company granted 50,000 RSUs that shall vest as follows:

33,333 if the closing price per share of the Company’s common stock will be at least $25 for at least 20 days out of any 30-trading day period; and

1.	If the first condition is met anytime before June 27, 2022, then the RSUs will vest in three equal installments (on June 27, 2022, June 27, 2023 and June 27, 2024).

2.	If the first condition is met anytime between June 27, 2022 and June 27, 2023, then 1/3 of the RSUs will vest immediately, and the remainder will vest in two equal installments (on June 27, 2023 and June 27, 2024).

3.	If the first condition is met anytime between June 27, 2023 and June 27, 2024, then 2/3 of the RSUs will vest immediately, and the remaining 1/3 will vest on June 27, 2024).

4.	If the first condition is met anytime after June 27, 2024, then the RSUs will vest immediately.

16,667 upon achievement of a certain licensing agreement as specified by the Board of Directors; and

1.	If the first condition is met anytime before June 27, 2022, then the RSUs will vest in three equal installments (on June 27, 2022, June 27, 2023 and June 27, 2024).

2.	If the first condition is met anytime between June 27, 2022 and June 27, 2023, then 1/3 of the RSUs will vest immediately, and the remainder will vest in two equal installments (on June 27, 2023 and June 27, 2024).

3.	If the first condition is met anytime between June 27, 2023 and June 27, 2024, then 2/3 of the RSUs will vest immediately, and the remaining 1/3 will vest on June 27, 2024).

4.	If the first condition is met anytime after June 27, 2024, then the RSUs will vest immediately.

These options and RSUs expire on September 1, 2031.

The total value of the options and RSUs is $1,572.

b.	On September 1, 2021, the Company entered into a controlled equity offering agreement, or the Cantor Equity Distribution Agreement, with Cantor Fitzgerald & Co., as agent (“Cantor Fitzgerald”), pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100,000 from time to time through Cantor Fitzgerald. As of November 24, 2021, 565,120 shares issued under the Cantor Equity Distribution Agreement for aggregate net proceeds of $12,298.

c.	On November 3, 2021, the Company entered into a securities purchase agreement with several institutional and accredited investors, or the Purchasers, pursuant to which the Company agreed to sell, in a registered direct offering, or the Offering, an aggregate of 2,000,000 shares of the Company’s common stock, or the Shares, to the Purchasers for an offering price of $25 per Share. The closing of the sale of the Shares occurred on November 5, 2021. The net proceeds to the Company from the Offering, after deducting the placement agent’s fees and expenses and the Company’s estimated Offering expenses, were approximately $46,375.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)	Exhibits

3.1	Composite Copy of Certificate of Incorporation, as amended as of January 22, 2013, corrected February 8, 2013, as amended as of July 25, 2014, corrected September 5, 2017 and as further amended as of August 3, 2020 (incorporated by reference from our annual report on Form 10-K filed November 24, 2020)

3.3	Second Amended and Restated By-laws (incorporated by reference from our current report on Form 8-K filed July 15, 2021).

4.1	Specimen Common Stock Certificate (incorporated by reference from our registration statement on Form S-1 filed February 1, 2013).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference from our current report on Form 8-K filed July 5, 2018).

4.3	Form of Underwriter’s Warrant (incorporated by reference from our current report on Form 8-K filed February 28, 2020).

4.4	Description of Securities (incorporated by reference from our annual report on Form 10-K filed November 24, 2020).

10.1+	Consulting Agreement by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Nadav Kidron (incorporated by reference from our current report on Form 8-K filed July 2, 2008).

10.2+	Amendment, dated July 13, 2013, to Consulting Agreement by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008 for the services of Nadav Kidron (incorporated by reference from our annual report on Form 10-K filed November 14, 2014).

10.3+	Amendment, dated November 13, 2014, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Nadav Kidron and Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed November 14, 2014).

10.4+	Amendment, dated July 21, 2015, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Nadav Kidron (incorporated by reference from our annual report on Form 10-K filed November 25, 2015).

10.5+	Amendment, dated June 27, 2016, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Nadav Kidron (incorporated by reference from our annual report on Form 10-K filed November 25, 2016).

10.6+	Amendment, dated November 28, 2016, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Nadav Kidron (incorporated by reference from our quarterly report on Form 10-Q filed January 11, 2017).

10.7+*	Amendment, dated September 19, 2021, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Nadav Kidron.

10.8+	Consulting Agreement by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our current report on Form 8-K filed July 2, 2008).

10.9+	Amendment, dated July 13, 2013, to Consulting Agreement by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008 for the services of Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed November 14, 2014).

10.10+	Amendment, dated July 21, 2015, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed November 25, 2015).

10.11+	Amendment, dated June 27, 2016, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed November 25, 2016).

10.12+	Amendment, dated June 30, 2017, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed November 29, 2017).

10.13+	Amendment, dated January 10, 2020, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our quarterly report on Form 10-Q filed April 6, 2020).

10.14+*	Amendment, dated September 19, 2021, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron.

10.15+	Oramed Pharmaceuticals Inc. Second Amended and Restated 2008 Stock Incentive Plan (incorporated by reference from our definitive proxy statement on Schedule 14A filed August 4, 2016).

10.16+	Form of Restricted Stock Unit Notice and Restricted Stock Unit Agreement (incorporated by reference from our annual report on Form 10-K filed November 14, 2014).

10.17+	Form of Restricted Stock Unit Notice and Restricted Stock Unit Agreement between the Company and the CSO or CEO (incorporated by reference from our annual report on Form 10-K filed November 29, 2017).

10.18+	Form of Notice of Stock Option Award and Stock Option Award Agreement (incorporated by reference from our current report on Form 8-K filed July 2, 2008).

10.19+	Oramed Pharmaceuticals Inc. 2019 Stock Incentive Plan (incorporated by reference from our definitive proxy statement on Schedule 14A filed August 6, 2019).

10.20+	Oramed Pharmaceuticals Inc. Amended and Restated 2019 Stock Incentive Plan (incorporated by reference from our definitive proxy statement on Schedule 14A filed June 30, 2020).

10.21+	Form of Notice of Stock Option Award and Stock Option Award Agreement (incorporated by reference from our annual report on Form 10-K filed November 27, 2019).

10.22+	Employment Agreement, dated May 16, 2019, by and between Oramed Ltd. and Avraham Gabay (incorporated by reference from our current report on Form 8-K filed May 16, 2019).

10.23+	First Amendment, dated December 19, 2019, to Employment Agreement, entered into as of May 16, 2019, by and between Oramed Ltd. and Avraham Gabay (incorporated by reference from our quarterly report on Form 10-Q filed January 9, 2020).

10.24+*	Employment Agreement, dated July 25, 2021, by and between the Company and Michael Rabinowitz.

10.25+	Employment Agreement, dated May 23, 2021, by and between Oramed Ltd. and David Silberman (incorporated by reference from our quarterly report on Form 10-Q filed July 14, 2021).

10.26+*	First Amendment, dated September 19, 2021, to Employment Agreement, by and between Oramed Ltd. and David Silberman.

10.27+	Clinical Trial Agreement, dated September 11, 2011, between Oramed Ltd., Hadasit Medical Research Services and Development Ltd., Miriam Kidron and Daniel Schurr (incorporated by reference from our annual report on Form 10-K/A filed December 21, 2012).

10.28+	Clinical Trial Agreement, dated July 8, 2009, between Oramed Ltd., Hadasit Medical Research Services and Development Ltd., Miriam Kidron and Itamar Raz (incorporated by reference from our current report on Form 8-K filed July 9, 2009).

10.29	Agreement, dated January 7, 2009, between Oramed Pharmaceuticals Inc. and Hadasit Medical Research Services and Development Ltd. (incorporated by reference from our current report on Form 8-K filed January 7, 2009).

10.30	Patent Transfer Agreement, dated February 22, 2011, between Oramed Ltd. and Entera Bio Ltd. (incorporated by reference from our registration statement on Form S-1 filed March 25, 2011).

10.31+*	Representative Form of Indemnification Agreements between Oramed Pharmaceuticals Inc. and each of our directors and officers.

10.32+	Employment Agreement, dated August 18, 2019, between Oramed Ltd. and Joshua Hexter (incorporated by reference from our annual report on Form 10-K filed November 27, 2019).

10.33+*	First Amendment, dated September 19, 2021, to Employment Agreement, by and between Oramed Ltd. and Joshua Hexter.

10.34	Amended and Restated Technology License Agreement, dated December 21, 2015, between Hefei Tianhui Incubator of Technologies Co., Ltd., Oramed Pharmaceuticals, Inc. and Oramed Ltd. (Confidential treatment has been granted for portions of this document. Incorporated by reference from our quarterly report on Form 10-Q filed January 13, 2016).

10.35	Amendment to the Amended and Restated Technology License Agreement, dated June 3, 2016, between Hefei Tianhui Incubator of Technologies Co., Ltd., Oramed Pharmaceuticals, Inc. and Oramed Ltd. (Confidential treatment has been requested for portions of this document. The confidential portions will be omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission) (incorporated by reference from our annual report on Form 10-K filed November 25, 2016).

10.36	Amendment to the Amended and Restated Technology License Agreement, dated July 24, 2016, between Hefei Tianhui Incubator of Technologies Co., Ltd., Oramed Pharmaceuticals, Inc. and Oramed Ltd. (Confidential treatment has been requested for portions of this document. The confidential portions will be omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission) (incorporated by reference from our annual report on Form 10-K filed November 25, 2016).

10.37	Service Agreement, dated as of June 3, 2016, between Oramed Ltd. and XERTECS GmbH (Confidential treatment has been granted for portions of this document. The confidential portions have been omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission) (incorporated by reference from our annual report on Form 10-K filed November 25, 2016).

10.38	General Technical Agreement between Oramed Ltd. and Premas Biotech Pvt. Ltd., dated July 24, 2016 (Confidential treatment has been granted for portions of this document. The confidential portions have been omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission) (incorporated by reference from our annual report on Form 10-K filed November 25, 2016).

10.39	Equity Distribution Agreement, dated July 15, 2021, by and between the Company and Canaccord Genuity LLC (incorporated by reference from our current report on Form 8-K filed July 15, 2021).

10.40	Equity Distribution Agreement, dated September 1, 2021, by and between the Company and Cantor Fitzgerald & Co. (incorporated by reference from our current report on Form 8-K filed September 1, 2021).

10.41	Clinical Research Organization Services Agreement, dated February 14, 2018 and effective as of November 1, 2017, between Oramed Ltd. and Integrium, LLC (Confidential treatment has been granted for portions of this document. The confidential portions have been omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission.) (incorporated by reference from our quarterly report on Form 10-Q filed April 9, 2018).

10.42	Amendment #1 to Clinical Research Organization Services Agreement Protocol # ORA-D-015 between Oramed, Inc. and Integrium, LLC (incorporated by reference from our quarterly report on Form 10-Q filed July 10, 2019).

10.43	Amendment #2 to Clinical Research Organization Services Agreement Protocol # ORA-D-015 between Oramed, Inc. and Integrium, LLC (incorporated by reference from our quarterly report on Form 10-Q filed July 10, 2019).

10.44	Clinical Research Organization Services Agreement, dated September 2, 2020 and effective as of January 15, 2020, between Oramed Ltd. and Integrium, LLC (incorporated by reference from our Form 8-K filed September 9, 2020).

10.45	Clinical Research Organization Services Agreement, dated September 16, 2020 and effective as of January 15, 2020, between Oramed Ltd. and Integrium, LLC (incorporated by reference from our Form 8-K filed September 18, 2020).

10.46	License Agreement, dated as of March 18, 2021, between the Company, Oramed Ltd. and Oravax Medical Inc. (incorporated by reference from our Form 8-K filed March 19, 2021).

10.47	Stockholders Agreement, dated as of March 18, 2021, between Oramed Pharmaceuticals Inc., Akers Biosciences Inc., Premas Biotech PVT Ltd., Cutter Mill Capital LLC, and Run Ridge LLC. (incorporated by reference from our Form 8-K filed March 19, 2021).

21.1*	Subsidiaries.

23.1*	Consent of Kesselman & Kesselman, Independent Registered Public Accounting Firm.

31.1*	Certification Statement of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification Statement of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification Statement of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification Statement of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.1*	The following financial statements from the Company’s annual report on Form 10-K for the year ended August 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Loss, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensation plan.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

/s/ NADAV KIDRON
Nadav Kidron,
President and Chief Executive Officer

Date: November 24, 2021

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ NADAV KIDRON	November 24, 2021
Nadav Kidron,
President and Chief Executive Officer and Director
(principal executive officer)

/s/ DAVID SILBERMAN	November 24, 2021
David Silberman,
Chief Financial Officer
(principal financial and accounting officer)

/s/ AVIAD FRIEDMAN	November 24, 2021
Aviad Friedman,
Director

/s/ MIRIAM KIDRON	November 24, 2021
Miriam Kidron,
Director

/s/ ARIE MAYER	November 24, 2021
Arie Mayer,
Director

/s/ KEVIN RAKIN	November 24, 2021
Kevin Rakin,
Director

/s/ LEONARD SANK	November 24, 2021
Leonard Sank,
Director