Form 10-Q
period 2021-11-30
ORAMED PHARMACEUTICALS INC.
filed 2022-01-11
CIK 1176309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

Yes ☐    No ☒

As of January 11, 2022, there were 38,283,841 shares of the issuer’s common stock, $0.012 par value per share, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and the “Company” mean Oramed Pharmaceuticals Inc. and our wholly-owned subsidiaries, unless otherwise indicated.  All dollar amounts refer to U.S. Dollars unless otherwise indicated.

On November 30, 2021, the exchange rate between the New Israeli Shekel, or NIS, and the dollar, as quoted by the Bank of Israel, was NIS 3.162 to $1.00. Unless indicated otherwise by the context, statements in this Quarterly Report on Form 10-Q that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

i

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2021

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	November 30,	August 31,
	2021	2021
Assets
CURRENT ASSETS:
Cash and cash equivalents	$31,880	$77,245
Short-term deposits	111,082	11,044
Marketable securities	7,573	5,851
Prepaid expenses and other current assets	1,797	1,197
Total current assets	152,332	95,337

LONG-TERM ASSETS:
Long-term deposits	25,074	25,016
Marketable securities	4,131	6,692
Amounts funded in respect of employee rights upon retirement	24	24
Property and equipment, net	385	397
Operating lease right-of-use assets	504	533
Total long-term assets	30,118	32,662
Total assets	$182,450	$127,999

Liabilities and stockholders’ equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,761	$3,792
Deferred revenues	2,703	2,703
Payable to related parties	66	54
Operating lease liabilities	130	130
Total current liabilities	7,660	6,679

LONG-TERM LIABILITIES:
Long-term deferred revenues	3,570	4,244
Employee rights upon retirement	22	21
Provision for uncertain tax position	11	11
Operating lease liabilities	374	403
Other liabilities	122	124
Total long-term liabilities	4,099	4,803

COMMITMENTS (note 2)

EQUITY
EQUITY ATTRIBUTABLE TO COMPANY’S STOCKHOLDERS:
Common stock, $0.012 par value (60,000,000 authorized shares; 38,086,020 and 35,293,889 shares issued and outstanding as of November 30, 2021 and August 31, 2021, respectively)	458	424
Additional paid-in capital	292,439	230,201
Accumulated deficit	(122,742)	(114,852)
Total stockholders’ equity	170,155	115,773
Non-controlling interests	536	744
Total equity	170,691	116,517
Total liabilities and equity	$182,450	$127,999

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	Three months ended
	November 30,	November 30,
	2021	2020
REVENUES	$674	674
RESEARCH AND DEVELOPMENT EXPENSES	6,410	5,774
SALES AND MARKETING EXPENSES	585	-
GENERAL AND ADMINISTRATIVE EXPENSES	1,739	727
OPERATING LOSS	8,060	5,827
FINANCIAL INCOME	(137)	(269)
FINANCIAL EXPENSES	175	12
NET LOSS FOR THE PERIOD	$8,098	5,570
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	208	-
NET LOSS ATTRIBUTABLE TO STOCKHOLDERS	7,890	5,570
LOSS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	$0.22	$0.23
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	36,672,551	23,754,980

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands

(UNAUDITED)

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF AUGUST 31, 2021	35,293	$424	$230,201	$(114,852)	$115,773	744	$116,517
CHANGES DURING THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2021:
ISSUANCE OF COMMON STOCK, NET	2,631	32	59,908	-	59,940	-	59,940
EXERCISE OF WARRANTS AND OPTIONS	88	1	621	-	622	-	622
STOCK-BASED COMPENSATION	74	1	1,709	-	1,710	-	1,710
NET LOSS	-	-	-	(7,890)	(7,890)	(208)	(8,098)
BALANCE AS OF NOVEMBER 30, 2021	38,086	$458	$292,439	$(122,742)	$170,155	536	$170,691

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	$	capital	deficit	equity
	In thousands
BALANCE AS OF AUGUST 31, 2020	23,675	$284	$125,209	$(92,614)	$32,879
CHANGES DURING THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2020:
ISSUANCE OF COMMON STOCK, NET	135	2	584	-	586
STOCK-BASED COMPENSATION	-	*	317	-	317
NET LOSS	-	-	-	(5,570)	(5,570)
BALANCE AS OF NOVEMBER 30, 2020	23,810	$286	$126,110	$(98,184)	$28,212

*	Represents an amount of less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(UNAUDITED)

	Three months ended
	November 30, 2021	November 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,098)	$(5,570)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	12	2
Exchange differences and interest on deposits and held to maturity bonds	(383)	(114)
Changes in fair value of investments	151	(162)
Stock-based compensation	1,710	317
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(600)	(1,104)
Accounts payable, accrued expenses and related parties	981	1,153
Deferred revenues	(674)	(675)
Liability for employee rights upon retirement	1	1
Other liabilities	(3)	-
Total net cash used in operating activities	(6,903)	(6,152)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in short-term deposits	(100,000)	(7,460)
Purchase of held to maturity securities	-	(658)
Purchase of corporate bonds designated as fair value	-	(1,004)
Proceeds from sale of short-term deposits	-	7,960
Proceeds from maturity of held to maturity securities	953	1,900
Proceeds from sale of mutual funds	-	775
Funds in respect of employee rights upon retirement	(1)	(1)
Purchase of property and equipment	-	(313)
Total net cash provided by (used in) investing activities	(99,048)	1,199
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	59,940	586
Proceeds from exercise of options	623	-
Total net cash provided by financing activities	60,563	586
EFFECT OF EXCHANGE RATE CHANGES ON CASH	23	2

DECREASE IN CASH AND CASH EQUIVALENTS	(45,365)	(4,365)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	77,245	19,296
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,880	$14,931

(A) SUPPLEMENTARY DISCLOSURE ON CASH FLOWS -
Interest received	$112	$92
(B) SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Recognition of operating lease right of use assets and liabilities	$-	$582

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

On July 30, 2019, the Subsidiary incorporated a wholly-owned subsidiary in Hong Kong, Oramed HK Limited (the “Hong Kong Subsidiary”). As of November 30, 2021, the Hong Kong Subsidiary has no operations.

On November 30, 2015, the Company entered into a Technology License Agreement (the “TLA”), with Hefei Tianhui Incubator of Technologies Co. Ltd. (“HTIT”) and on December 21, 2015, the parties entered into an Amended and Restated Technology License Agreement that was further amended by the parties on June 3, 2016 and July 24, 2016 (the “HTIT License Agreement”). See note 2b.

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

Basic and diluted net loss per common share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding for each period. Outstanding stock options, warrants and restricted stock units (“RSUs”) have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for all periods presented. The weighted average number of common stock options, warrants and RSUs excluded from the calculation of diluted net loss was 3,138,733 and 5,278,347 for the three month periods ended November 30, 2021 and November 30, 2020, respectively.

c.	Revenue recognition

The HTIT License Agreement and a stock purchase agreement, dated November 30, 2015, between the Company and HTIT (the “SPA”) were considered a single arrangement with multiple deliverables. The Company allocated the total consideration of $49,500 between the HTIT License Agreement and the SPA according to their fair value, as follows: $10,617 was allocated to the issuance of common stock (less issuance expenses of $23), based on the quoted price of the Company’s shares on the closing date of the SPA on December 28, 2015, and $38,883 was allocated to the HTIT License Agreement.

Under Accounting Standard Codification, (“ASC”) 606, the Company identified a single performance obligation in the agreement and determined that the license and services are not distinct as the license and services are highly dependent on each other. In other words, HTIT cannot benefit from the license without the related services, and vice versa.

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

Amounts that were allocated to the HTIT License Agreement as of November 30, 2021 aggregated $22,382, all of which were received through the balance sheet date. Through November 30, 2021, the Company has recognized revenue associated with this agreement in the aggregate amount of $16,109, of which $674 was recognized in the quarter ended November 30, 2021, and deferred the remaining amount of $6,273 which is presented as deferred revenues on the condensed consolidated balance sheet.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

d.	Condensed consolidated financial statements preparation

The condensed consolidated financial statements included herein have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and, on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2021 (the “2021 Form 10-K”). These condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair statement of the results of the periods presented. Certain information and disclosures normally included in annual consolidated financial statements have been omitted in this interim period report pursuant to the rules and regulations of the Securities and Exchange Commission. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by U.S. GAAP for annual financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the 2021 Form 10-K. The results for interim periods are not necessarily indicative of a full fiscal year’s results.

e.	Recently issued accounting pronouncements, not yet adopted

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13 “Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments.” This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance will be effective for the fiscal year beginning after December 15, 2022, including interim periods within that year. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE 2 - COMMITMENTS:

a.	In March 2011, the Subsidiary sold shares of its investee company, Entera Bio Ltd. (“Entera”) to D.N.A Biomedical Solutions Ltd. (“D.N.A”), retaining 117,000 ordinary shares (after giving effect to a stock split by Entera in July 2018). In consideration for the shares sold to D.N.A, the Company received, among other payments, ordinary shares of D.N.A (see also note 4).

As part of this agreement, the Subsidiary entered into a patent transfer agreement (the “Patent Transfer Agreement”) according to which the Subsidiary assigned to Entera all of its right, title and interest in and to a certain patent application related to the oral administration of proteins that it has licensed to Entera since August 2010. Under this agreement, the Subsidiary is entitled to receive from Entera royalties of 3% of Entera’s net revenues (as defined in the agreement) and a license back of that patent application for use in respect of diabetes and influenza. As of November 30, 2021, Entera had not paid any royalties to the Subsidiary. On December 11, 2018, Entera announced that it had entered into a research collaboration and license agreement (the “Amgen License”) with Amgen related to the research of inflammatory disease and other serious illnesses. As reported by Entera, under the terms of the Amgen License, Entera will receive a modest initial technology access fee from Amgen and will be responsible for preclinical development at Amgen’s expense. Entera will be eligible to receive up to $270,000 in aggregate payments, as well as tiered royalties up to mid-single digits, upon achievement of various clinical and commercial milestones if Amgen decides to move all of these programs forward. Amgen is responsible for clinical development, manufacturing and commercialization of any of the resulting programs. To the extent the Amgen License results in net revenues as defined in the Patent Transfer Agreement, the Subsidiary will be entitled to the aforementioned royalties.

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

As of November 30, 2021, the Company has received milestone payments in an aggregate amount of $20,500 as follows: the initial payment of $3,000 was received in January 2016. Following the achievement of certain milestones, the second and third payments of $6,500 and $4,000, respectively, were received in July 2016, the fourth milestone payment of $4,000 was received in October 2016 and the fifth milestone payment of $3,000 was received in January 2019.

On August 21, 2020, the Company received a letter from HTIT, disputing certain pending payment obligations of HTIT under the TLA. The payment obligation being disputed is $6,000, out of which only an amount of $2,000 has been received and has been included in Deferred revenue in each of the consolidated balance sheets as of November 30, 2021 and for the fiscal years ended August 31, 2021, and 2020. The Company wholly disputes the claims made by HTIT and has been engaged in discussions and exchanges with HTIT in an attempt to clarify and resolve disagreements between the parties regarding milestone payments and work plan implementation.

In addition, on November 30, 2015, the Company entered into SPA. According to the SPA, the Company issued 1,155,367 shares of common stock to HTIT for $12,000. The transaction closed on December 28, 2015.

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

In July 2015, according to the letter of intent signed between the parties or their affiliates, HTIT’s affiliate paid the Subsidiary a non-refundable amount of $500 as a no-shop fee. The no-shop fee was deferred and the related revenue is recognized over the estimated term of the HTIT License Agreement.

For the Company’s revenue recognition policy see note 1c.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 2 - COMMITMENTS (continued):

c.	On December 18, 2017, the Subsidiary entered into an agreement with a vendor for the process development and production of one of its oral capsule ingredients in the amount of $2,905 that will be paid over the term of the engagement and based on the achievement of certain development milestones, of which $1,592 was recognized in research and development expenses through November 30, 2021.

d.	On September 2, 2020 (effective as of January 15, 2020), the Subsidiary entered into a CRO Services Agreement with a third party to retain it as a clinical research organization (“CRO”) for the Subsidiary’s phase 3 clinical trial for its oral insulin. As consideration for its services, the Subsidiary will pay the CRO a total amount of $21,589 during the term of the engagement and based on achievement of certain milestones, of which $10,048 was recognized in research and development expenses through November 30, 2021.

e.	On September 16, 2020 (effective as of January 15, 2020), the Subsidiary entered into a CRO Services Agreement with a third party to retain it as a CRO for the Subsidiary’s phase 3 clinical trial for its oral insulin. As consideration for its services, the Subsidiary will pay the CRO a total amount of $12,343 during the term of the engagement and based on achievement of certain milestones, of which $3,991 was recognized in research and development expenses through November 30, 2021.

f.	Grants from the Israel Innovation Authority (“IIA”)

Under the terms of the Company’s funding from the IIA, royalties of 3% are payable on sales of products developed from a project so funded, up to a maximum amount equaling 100%-150% of the grants received (dollar linked) with the addition of interest at an annual rate based on LIBOR.

At the time the grants were received, successful development of the related projects was not assured. The total amount that was received through November 30, 2021 was $2,207 ($2,510 including interest).

As of November 30, 2021, the liability to the IIA was $207.

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

As of November 30, 2021, the assets measured at fair value are comprised of equity securities (Level 1). The fair value of held to maturity bonds as presented in note 4 was based on a Level 2 measurement.

As of November 30, 2021, the carrying amounts of cash equivalents, short-term deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.

As of November 30, 2021, the carrying amounts of long-term deposits approximate their fair values due to the stated interest rates which approximate market rates.

The amounts funded in respect of employee rights are stated at cash surrender value which approximates its fair value.

There were no Level 3 items for the three month periods ended November 30, 2021 and November 30, 2020.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - MARKETABLE SECURITIES:

The Company’s marketable securities include investments in equity securities of D.N.A and Entera and in held to maturity bonds.

a.	Composition:

	November 30, 2021	August 31, 2021
Short-term:
D.N.A (see b below)	$724	$701
Entera (see c below)	397	571
Held to maturity bonds (see d below)	6,452	4,579
	$7,573	$5,851
Long-term:
Held to maturity bonds (see d below)	$4,131	$6,692
	$11,704	$12,543

b.	D.N.A

The D.N.A ordinary shares are traded on the Tel Aviv Stock Exchange. The fair value of those securities is measured at the quoted prices of the securities on the measurement date.

As of November 30, 2021, the Company owns approximately 1.7% of D.N.A’s outstanding ordinary shares.

The cost of the securities as of November 30, 2021 and August 31, 2021 is $595.

c.	Entera

Entera ordinary shares have been traded on The Nasdaq Capital Market since June 28, 2018. The Company measures the investment at fair value from such date, since it has a readily determinable fair value (prior to such date the investment was accounted for as a cost method investment (amounting to $1)).

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - MARKETABLE SECURITIES (continued):

d.	Held to maturity securities

The amortized cost and estimated fair value of held-to-maturity securities as of November 30, 2021, are as follows:

	November 30, 2021
	Amortized cost	Gross unrealized gains (losses)	Estimated fair value	Average yield to maturity rate
Short-term:
Commercial bonds	$6,348	$(109)	$6,239	1.42%
Accrued interest	104	-	104

Long-term	4,131	(20)	4,111	1.24%
	$10,583	$(129)	$10,454

The amortized cost and estimated fair value of held-to-maturity securities as of August 31, 2021, are as follows:

	August 31, 2021
	Amortized cost	Gross unrealized gains (losses)	Estimated fair value	Average yield to maturity rate
Short-term:
Commercial bonds	$4,463	$(98)	$4,365	1.73%
Accrued interest	116	-	116

Long-term	6,692	610	7,302	1.08%
	$11,271	$512	$11,783

Held to maturity securities which will mature during the 12 months from the balance sheet date are included in short-term marketable securities. Held to maturity securities with maturity dates of more than one year are considered long-term marketable securities.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 5 - STOCKHOLDERS’ EQUITY:

1.	On September 1, 2021, the Company entered into a controlled equity offering agreement (the “Cantor Equity Distribution Agreement”) with Cantor Fitzgerald & Co., as agent, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100,000, through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to our effective shelf registration statement on Form S-3 including a prospectus dated July 26, 2021 and prospectus supplement dated September 1, 2021. The Company paid the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the Cantor Equity Distribution Agreement. As of November 30, 2021 and through January 11, 2022, 565,120 shares were issued under the Cantor Equity Distribution Agreement for aggregate net proceeds of $12,298.

2.	On November 3, 2021, the Company entered into a securities purchase agreement with several institutional and accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell, in a registered direct offering (the “Offering”), an aggregate of 2,000,000 shares of the Company’s common stock to the Purchasers for an offering price of $25.00 per share. The closing of the sale of the shares occurred on November 5, 2021. The net proceeds to the Company from the Offering, after deducting the placement agent’s fees and expenses and the Company’s Offering expenses, were approximately $46,375.

3.	The following are the significant stock options transactions with employees and board members made during the three months ended November 30, 2021:

a.	On September 1, 2021, the Company granted options to purchase an aggregate of 50,000 shares of common stock of the Company at an exercise price of $20.19 per share (equivalent to the closing price of the Company’s common stock on the date of grant) to the Chief Financial Officer. The options shall vest in four equal installments of 12,500 options on each of June 27, 2022, June 27, 2023, June 27, 2024 and June 27, 2025. These options expire on September 1, 2031. The fair value of all these options on the date of grant was $574, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $20.19; dividend yield of 0% for all years; expected volatility of 61.62%; risk-free interest rates of 0.93%; and expected term of 6.16 years.

b.

On September 1, 2021, the Company granted 50,000 RSUs to the Chief Financial Officer that shall vest as follows:

33,333 if the closing price per share of the Company’s common stock will be at least $25.00 for at least 20 days out of any 30-trading day period; and

1.	If the first condition is met any time before June 27, 2022, then the RSUs will vest in three equal installments (on June 27, 2022, June 27, 2023 and June 27, 2024).

2.	If the first condition is met any time between June 27, 2022 and June 27, 2023, then 1/3 of the RSUs will vest immediately, and the remainder will vest in two equal installments (on June 27, 2023 and June 27, 2024).

3.	If the first condition is met anytime between June 27, 2023 and June 27, 2024, then 2/3 of the RSUs will vest immediately, and the remaining 1/3 will vest on June 27, 2024).

4.	If the first condition is met any time after June 27, 2024, then the RSUs will vest immediately.

16,667 upon achievement of a certain licensing agreement as specified by the Board of Directors; and

1.	If the first condition is met any time before June 27, 2022, then the RSUs will vest in three equal installments (on June 27, 2022, June 27, 2023 and June 27, 2024).

2.	If the first condition is met any time between June 27, 2022 and June 27, 2023, then 1/3 of the RSUs will vest immediately, and the remainder will vest in two equal installments (on June 27, 2023 and June 27, 2024).

3.	If the first condition is met any time between June 27, 2023 and June 27, 2024, then 2/3 of the RSUs will vest immediately, and the remaining 1/3 will vest on June 27, 2024).

4.	If the first condition is met any time after June 27, 2024, then the RSUs will vest immediately.

These RSUs expire on September 1, 2031.

The total value of the RSUs is $662, using the Monte-Carlo model for RSUs with market conditions.

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

The Company has various operating leases for office space and vehicles that expire through 2025. Below is a summary of our operating right-of-use assets and operating lease liabilities as of November 30, 2021 and August 31. 2021:

	November 30, 2021	August 31, 2021
Operating right-of-use assets	$504	$533

Operating lease liabilities, current	130	130
Operating lease liabilities long-term	374	403
Total operating lease liabilities	$504	$533

For more information about our office lease terms, please see note 2(c).

Minimum lease payments for the Company’s right-of-use assets over the remaining lease periods as of November 30, 2021 and August 31. 2021 are as follows:

	November 30, 2021	August 31, 2021
2022	$118	$156
2023	140	138
2024	138	136
2025	138	136
Total undiscounted lease payments	534	565
Less: Interest*	(30)	(32)
Present value of lease liabilities	$504	$533

*	Future lease payments were discounted by 3% interest rate.

NOTE 7 - RELATED PARTIES - TRANSACTIONS:

On July 1, 2008, the Subsidiary entered into two consulting agreements with KNRY Ltd. (“KNRY”), an Israeli company owned by the CSO, whereby the CEO and the CSO, through KNRY, provide services to the Company (the “Consulting Agreements”). The Consulting Agreements are both terminable by either party upon 140 days prior written notice. The Consulting Agreements, as amended, provide that KNRY will be reimbursed for reasonable expenses incurred in connection with the performance of the Consulting Agreements and that the monthly consulting fee paid to the CEO and the CSO is NIS 146,705 ($46) and NIS 106,400 ($34), respectively.

In addition to the Consulting Agreements, based on a relocation cost analysis, the Company pays for certain direct costs, related taxes and expenses incurred in connection with the relocation of the CEO to U.S. During the three months ended November 30, 2021, such relocation expenses totaled $67, compared to $74 for the three months ended November 30, 2020.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 8 – SUBSEQUENT EVENTS:

a.	On December 2, 2021, the Subsidiary entered into an addendum (the “Addendum”) to the current lease agreement for its facilities in Israel. The Addendum refers to the lease of an additional space of 264 sqm for a period of 60 months commencing February 1, 2022. The Subsidiary has the option to extend the period for another 60 months. The annual lease payment, including management fees, is approximately NIS 435,000 ($138). As security for its obligation under this lease agreement, the Company will provide a bank guarantee in an amount equal to three monthly lease payments.

b.	On January 3, 2022, the Company granted an aggregate of 150,000 shares of the Company’s common stock to the Company’s Chief Executive Officer. The total fair value of these shares on the date of grant was $2,084, using the quoted closing market share price of $13.89 on the Nasdaq Capital Market on the date of grant.

c.	On January 3, 2022, the Company granted an aggregate of 207,500 RSUs representing a right to receive shares of the Company’s common stock to the Company's employees and board members as follows: 63,000 to the President and Chief Executive Officer; 42,000 to the Chief Scientific Officer; 21,000 to the Chief Operating Officer, 19,000 to the Chief Financial Officer and Treasurer, 19,000 to the Chief Commercial Officer, 18,000 to the Chief Legal Officer and Secretary (effective as of the time his employment with the Company commenced on January 9, 2022), an aggregate of 24,000 to four board members and 1,500 to an employee. The RSUs will vest in four equal annual instalments on each of January 1, 2023, 2024, 2025 and 2026. These RSUs expire on January 3, 2032. The total fair value of these RSUs on the date of grant was $2,882, using the quoted closing market share price of $13.89 on the Nasdaq Capital Market on the date of grant.

d.	On January 3, 2022, the Company granted options to purchase an aggregate of 321,500 shares of common stock of the Company to the Company's employees and board members at an exercise price of $13.89 per share (equivalent to the closing price of the Company’s common stock on the date of grant) as follows: 107,000 to the President and Chief Executive Officer; 72,000 to the Chief Scientific Officer; 36,000 to the Chief Operating Officer, 32,000 to the Chief Financial Officer and Treasurer and 32,000 to the Chief Commercial Officer, an aggregate of 40,000 to four board members and 2,500 to an employee. The options will vest in four equal annual instalments on each of January 1, 2023, 2024, 2025 and 2026. These options expire on January 3, 2032. The fair value of all these options on the date of grant was $2,627, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $13.89; dividend yield of 0% for all years; expected volatility of 62.94%; risk-free interest rates of 1.46%; and expected term of 6.25 years.

e.	On January 3, 2022, the Company granted options to purchase an aggregate of 30,000 shares of common stock of the Company to the Company's Chief Legal Officer and Secretary (effective as of the time his employment with the Company commenced on January 9, 2022), at an exercise price of $12.03 per share (equivalent to the closing price of the Company’s common stock on January 10, 2022 which represents the first trading date after his employment with the Company commenced). The options will vest in four equal annual instalments on each of January 1, 2023, 2024, 2025 and 2026. These options expire on January 3, 2032. The fair value of all these options on the date of grant was $214, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $12.03; dividend yield of 0% for all years; expected volatility of 63.19%; risk-free interest rates of 1.62%; and expected term of 6.25 years.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, or our Annual Report, as filed with the Securities and Exchange Commission, or the SEC, on November 24, 2021, as well as those discussed elsewhere in our Annual Report and expressed from time to time in our other filings with the SEC.  In addition, historic results of scientific research, clinical and preclinical trials do not guarantee that the conclusions of future research or trials would not suggest different conclusions. Also, historic results referred to in this Quarterly Report on Form 10-Q could be interpreted differently in light of additional research, clinical and preclinical trials results. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report on Form 10-Q which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Phase III Study: Based on guidance received from the FDA as part of the end-of-phase II meeting process for our oral insulin candidate, ORMD-0801, we have submitted to the FDA the protocols for our upcoming pivotal Phase III studies. In line with the FDA’s expectations and recommendations, we are currently conducting two Phase III studies concurrently in patients with T2D. These studies involve about 1,125 patients to provide evidence of ORMD-0801’s safety and efficacy in T2D patients over a treatment period of 6 to 12 months. A geographically diverse patient population is being recruited from multiple sites throughout the United States, Europe, and Israel. Our Phase III study is composed from 2 protocols:

ORA-D-013-1: This study will treat T2D patients with inadequate glycaemic control who are currently on 2 or 3 oral glucose-lowering agents. This U.S. study will recruit 675 patients from over 90 clinical sites located throughout the U.S. Patients will be randomized 1:1:1 in this double-dummy study into cohorts of: 8 mg ORMD-0801 once-daily at night and placebo 45 minutes before breakfast; 8 mg ORMD-0801 twice-daily, at night and 45 minutes before breakfast; and placebo twice-daily, at night and 45 minutes before breakfast. The primary endpoint of the study is to evaluate the efficacy of ORMD-0801 compared to placebo in improving glycaemic control as assessed by HbA1c, with a secondary efficacy endpoint of assessing the change from baseline in fasting plasma glucose at 26 weeks. We initiated this trial in December 2020. In November 2021, we announced that 75% of the 675 patients were enrolled and randomized.

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

We expect to receive the efficacy data from the trials after patients have completed the first 6 months of treatment. Safety will be further monitored as patients will be exposed to the drug over an additional 6 months (total 12 months). The trial’s topline results are expected in calendar 2022 and we anticipate filing a BLA with the FDA in calendar 2024. A BLA would grant us 12 years of marketing exclusivity from the date of approval in the U.S.

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

Oral Glucagon-Like Peptide-1: Oral GLP-1, is an incretin hormone, which stimulates the secretion of insulin from the pancreas. In addition to our flagship product, the ORMD-0801 insulin capsule, we use our technology for an orally ingestible GLP-1 capsule, or ORMD-0901.

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

On October 29, 2021, we announced Oravax’s oral COVID-19 vaccine has received clearance from the South African Health Products Regulatory Authority to initiate a Phase I trial and subsequently to commence patient enrollment in a first in human, Phase 1 clinical trial, for its oral COVID-19 vaccine and on December 14, 2021, Oravax screened and enrolled the first participant in a Phase 1 clinical trial of its oral virus-like particle (VLP) COVID-19 vaccine in Johannesburg, South Africa.

On December 29, 2021, Oravax signed a cooperation and purchase agreement for an initial pre-purchase of 10 million doses of oral COVID-19 vaccines with Tan Thanh Holdings to commercialize the vaccine in Southeast Asia.

Other Products

We are developing a new drug candidate, a weight loss treatment in the form of an oral leptin capsule. During the third quarter of the 2020 calendar year, we finalized a proof of concept single-dose trial for this candidate to evaluate its pharmacokinetics and pharmacodynamics (glucagon reduction) in 10 type 1 adult diabetic patients without any safety issues. Patients who received leptin on average had a decrease in glucose as compared to the placebo group during the first 30-180 minutes following dosing. At different time periods, the leptin treated patients on average had glucagon values that were either lower than or similar to, those in the placebo group. We are currently in the middle of a second study of 15 type 1 adult diabetic patients who serve as both the active and placebo arms in this study, with anticipated results in the first quarter of the 2022 calendar year.

Out-Licensed Technology

HTIT License

On November 30, 2015, we, Oramed Ltd. and HTIT entered into a Technology License Agreement, or TLA, and on December 21, 2015, these parties entered into an Amended and Restated Technology License Agreement that was further amended by the parties on June 3, 2016 and July 24, 2016, or the HTIT License Agreement. According to the HTIT License Agreement, we granted HTIT an exclusive commercialization license in the territory of the People’s Republic of China, Macau and Hong Kong (the “Territory”), related to our oral insulin capsule, ORMD-0801, or the Product. Pursuant to the HTIT License Agreement, HTIT will conduct, at its own expense, certain pre-commercialization and regulatory activities with respect to our subsidiary’s technology and ORMD-0801 capsule, and will pay (i) royalties of 10% on net sales of the related commercialized products to be sold by HTIT in the Territory, or Royalties, and (ii) an aggregate of $37.5 million, of which $3 million was payable immediately, $8 million will be paid subject to our entry into certain agreements with certain third parties, and $26.5 million will be payable upon achievement of certain milestones and conditions. In the event that we will not meet certain conditions, the Royalties rate may be reduced to a minimum of 8%. Following the final expiration of our patents covering the technology in the Territory in 2033, the Royalties rate may be reduced, under certain circumstances, to 5%. The royalty payment obligation shall apply during the period of time beginning upon the first commercial sale of the Product in the Territory, and ending upon the later of (i) the expiration of the last-to-expire licensed patents in the Territory; and (ii) 15 years after the first commercial sale of the Product in the Territory, or the Royalty Term. The HTIT License Agreement shall remain in effect until the expiration of the Royalty Term. The HTIT License Agreement contains customary termination provisions. Through November 30, 2021, we received aggregate milestone payments of $20.5 million out of the aggregate amount of $37.5 million.

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

Results of Operations

Comparison of three month periods ended November 30, 2021 and November 30, 2020

The following table summarizes certain statements of operations data of the Company for the three month periods ended November 30, 2021 and November 30, 2020 (in thousands of dollars except share and per share data):

	Three months ended
	November 30, 2021	November 30, 2020

Revenues	$674	$674
Cost of revenues	-	-
Research and development expenses	6,410	5,774
Sales and Marketing expenses	585	-
General and administrative expenses	1,739	727
Financial income (expenses), net	(38)	257
Taxes on income	-	-
Net loss for the period	$8,098	$5,570
Loss per common share - basic and diluted	$0.22	$0.23
Weighted average common shares outstanding	36,672,551	23,754,980

Revenues

Revenues consist of proceeds related to the HTIT License Agreement that are recognized on a cumulative basis when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, through the expected product submission date of June 2023 using the input method.

Revenues were $674,000 for each of the three month periods ended November 30, 2021 and November 30, 2020.

Cost of revenues

Cost of revenues consists of royalties related to the HTIT License Agreement that will be paid over the term of the HTIT License Agreement in accordance with revenue recognition accounting and the Law for the Encouragement of Industrial Research, Development and Technological Innovation, 1984, as amended, including any regulations or tracks promulgated thereunder.

There was no cost of revenues for the three month periods ended November 30, 2021 and November 30, 2020.

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

Research and development expenses for the three month period ended November 30, 2021 increased by 11% to $6,410,000, from $5,774,000 for the three month period ended November 30, 2020. The increase is primarily due to an increase in expenses related to our Phase 3 and NASH clinical trials in addition to expenses related to the in process research and development costs related to Oravax. Stock-based compensation costs for the three month period ended November 30, 2021 totaled $505,000, as compared to $137,000 during the three month period ended November 30, 2020. The increase is mainly attributable to awards granted to a consultant and to new award grants in fiscal 2021.

Government grants

In the three month periods ended November 30, 2021 and November 30, 2020, we did not recognize any research and development grants. As of November 30, 2021, we incurred liabilities to pay royalties to the Israel Innovation Authority of the Israeli Ministry of Economy & Industry of $207,000.

Sales and Marketing expenses

Sales and Marketing expenses include the salaries and related expenses of our commercial functions, consulting costs and other general costs. We anticipate that our commercial activities will increase in the future towards and following potential approval of our planned BLA submission for ORMD-0801.

Sales and Marketing expenses for the three month period ended November 30, 2021 were $585,000 while we incurred no expenses for the three month period ended November 30, 2020. The increase in costs related to sales and marketing expenses activities is primarily attributable to stock-based compensation expenses and salary related expenses. Stock-based compensation costs for the three month period ended November 30, 2021 totaled $433,000 while there were no stock-based compensation expenses during the three month period ended November 30, 2020. The increase is mainly attributable to awards granted to an employee during fiscal 2021.

General and administrative expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, travel expenses, business development costs, insurance expenses and other general costs.

General and administrative expenses for the three month period ended November 30, 2021 increased by 139% to $1,739,000 from $727,000 for the three month period ended November 30, 2020. The increase in costs related to general and administrative activities is primarily attributable to an increase in stock-based compensation expenses and professional fees expenses as well as public relations and investor relations expenses. Stock-based compensation costs for the three month period ended November 30, 2021 totaled $772,000, as compared to $180,000 during the three month period ended November 30, 2020. The increase is mainly attributable to awards granted to an employee during the three month period ended November 30, 2021 and to awards granted during fiscal 2021.

Financial income (expense), net

Net financial income decreased from net financial income of $257,000 for the three month period ended November 30, 2020 to net financial expenses of $38,000 for the three month period ended November 30, 2021. The decrease is primarily attributable to a decrease in fair value of the ordinary shares of Entera Bio Ltd.

Liquidity and capital resources

From inception through November 30, 2021, we have incurred losses in an aggregate amount of $122,742,000. During that period and through January 11, 2022, we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of $241,432,000, net of transaction costs. During that period, we also received cash consideration of $27,922,000 from the exercise of warrants and options. We expect to seek to obtain additional financing through similar sources in the future, as needed. As of November 30, 2021, we had $31,880,000 of available cash, $136,156,000 of short-term and long-term bank deposits and $11,704,000 of marketable securities.

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

As of November 30, 2021, our total current assets were $152,332,000 and our total current liabilities were $7,660,000. On November 30, 2021, we had a working capital surplus of $144,672,000 and an accumulated loss of $122,742,000. As of August 31, 2021, our total current assets were $95,337,000 and our total current liabilities were $6,679,000. On August 31, 2021, we had a working capital surplus of $88,658,000 and an accumulated loss of $114,852,000. The increase in working capital from August 31, 2021 to November 30, 2021 was primarily due to capital raising.

During the three month period ended November 30, 2021, cash and cash equivalents decreased to $31,880,000 from the $77,245,000 reported as of August 31, 2021, which is due to the reasons described below.

Operating activities used cash of $6,903,000 in the three month period ended November 30, 2021, as compared to $6,152,000 used in the three month period ended November 30, 2020. Cash used in operating activities primarily consisted of net loss resulting from research and development, sales and marketing and general and administrative expenses, as well as changes in deferred revenue due to the HTIT License Agreement and is partially offset by changes in accounts payable and accrued expenses and stock-based compensation.

Investing activities used cash of $99,048,000 in the three month period ended November 30, 2021, as compared to cash provided by investing activities of $1,199,000 in the three month period ended November 30, 2020. Cash used in investing activities in the three month period ended November 30, 2021 consisted primarily of the purchase of short-term deposits. Cash provided by investing activities in the three month period ended November 30, 2020 consisted primarily of the proceeds from the sale of short-term deposits and held to maturity securities and mutual funds and is partially offset by the purchase of short term deposits and the purchase of held to maturity securities and corporate bonds designated at fair value.

Financing activities provided cash of $60,563,000 in the three month period ended November 30, 2021, as compared to $586,000 provided in the three month period ended November 30, 2020. Cash provided by financing activities consisted primarily proceeds from the issuance of our common stock as well as proceeds from the exercise of options and warrants.

On September 1, 2021, we entered into a controlled equity offering agreement, or the Cantor Equity Distribution Agreement, with Cantor Fitzgerald & Co., as agent, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100,000,000, through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to our effective shelf registration statement on Form S-3 including a prospectus dated July 26, 2021 and prospectus supplement dated September 1, 2021.  We paid the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the Cantor Equity Sales Agreement. As of January 11, 2022, 565,120 shares were issued under the Cantor Equity Distribution Agreement for aggregate net proceeds of $12,298,000.

On November 3, 2021, we entered into a securities purchase agreement with several institutional and accredited investors, or the Purchasers, pursuant to which we agreed to sell, in a registered direct offering, or the Offering, an aggregate of 2,000,000 shares of our common stock to the Purchasers for an offering price of $25.00 per share. The closing of the sale of the shares occurred on November 5, 2021. The net proceeds to us from the Offering, after deducting the placement agent’s fees and expenses and the Company’s Offering expenses, were approximately $46,375,000.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the quarter ended November 30, 2021. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6 - EXHIBITS

Number	Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2021 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Date: January 11, 2022	By:	/s/ Nadav Kidron
Nadav Kidron
President and Chief Executive Officer

Date: January 11, 2022	By:	/s/ David Silberman
David Silberman
Chief Financial Officer
(Principal Financial and Accounting Officer)