Form 10-QT
period 2021-12-31
ORAMED PHARMACEUTICALS INC.
filed 2022-03-30
CIK 1176309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _______________

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from September 1, 2021 to December 31, 2021

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

Former Fiscal Year: August 31

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

Yes ☐    No ☒

As of March 30, 2022, there were 38,564,016 shares of the issuer’s common stock, $0.012 par value per share, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

On February 28, 2022, the Board of Directors approved a change of the Company’s fiscal year from the period beginning on September 1 and ending on August 31 to the period beginning on January 1 and ending on December 31. As a result, this report on Form 10-Q is a transition report and includes financial information for the transition period from September 1, 2021 through December 31, 2021, or the Transition Period. Subsequent to this report, the Company’s fiscal year will begin on January 1 and end on December 31.

As used in this Transition Report on Form 10-Q, the terms “we,” “us,” “our” and the “Company” mean Oramed Pharmaceuticals Inc. and our wholly-owned subsidiaries, unless otherwise indicated. All dollar amounts refer to U.S. Dollars unless otherwise indicated.

On December 31, 2021, the exchange rate between the New Israeli Shekel, or NIS, and the dollar, as quoted by the Bank of Israel, was NIS 3.11 to $1.00. Unless indicated otherwise by the context, statements in this Transition Report on Form 10-Q that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

i

Forward-Looking Statements

The statements contained in this Transition Report on Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Words such as “expects,” “anticipates,” “intends,” “plans,” “planned expenditures,” “believes,” “seeks,” “estimates,” “considers” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Transition Report on Form 10-Q. Additionally, statements concerning future matters are forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements include, among other statements, statements regarding the following:

●	the expected development and potential benefits from our products in treating diabetes;

●	the prospects of entering into additional license agreements, or other partnerships or forms of cooperation with other companies or medical institutions;

●	future milestones, conditions and royalties under the license agreement with Hefei Tianhui Incubator of Technologies Co., Ltd., or HTIT, as well as our disagreements with HTIT;

●	expected timing of a clinical trial for the potential Oravax vaccine and its potential to protect against the coronavirus, or COVID-19, pandemic;

●	our consideration of ways in which our shareholders could benefit more directly from Oravax, including the potential issuance of some of our shares in Oravax to our shareholders as a dividend;

●	our research and development plans, including pre-clinical and clinical trials plans and the timing of enrollment, obtaining results and conclusion of trials, and our expectation to file a Biologics License Application, or BLA thereafter;

●	our belief that our technology has the potential to deliver medications and vaccines orally that today can only be delivered via injection;

●	the competitive ability of our technology based product efficacy, safety, patient convenience, reliability, value and patent position;

●	the potential market demand for our products;

●	our expectation that in upcoming years our research and development expenses, net, will continue to be our major expenditure;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses;

●	information with respect to any other plans and strategies for our business; and

●	our expectations regarding the impact of COVID-19, including on our clinical trials and operations.

Although forward-looking statements in this Transition Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, or our Annual Report, as filed with the Securities and Exchange Commission, or the SEC, on November 24, 2021, as well as those discussed elsewhere in our Annual Report and expressed from time to time in our other filings with the SEC. In addition, historic results of scientific research, clinical and preclinical trials do not guarantee that the conclusions of future research or trials would not suggest different conclusions. Also, historic results referred to in this Transition Report on Form 10-Q could be interpreted differently in light of additional research, clinical and preclinical trials results. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Transition Report on Form 10-Q. Except as required by law, we undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Transition Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Transition Report on Form 10-Q which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

ii

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	December 31,	August 31,
	2021	2021
Assets
CURRENT ASSETS:
Cash and cash equivalents	$27,456	$77,245
Short-term deposits	111,077	11,044
Marketable securities	7,747	5,851
Prepaid expenses and other current assets	1,657	1,197
Total current assets	147,937	95,337

LONG-TERM ASSETS:
Long-term deposits	25,094	25,016
Marketable securities	3,875	6,692
Amounts funded in respect of employee rights upon retirement	26	24
Property and equipment, net	388	397
Operating lease right-of-use assets	500	533
Total long-term assets	29,883	32,662
Total assets	$177,820	$127,999

Liabilities and stockholders’ equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,535	$3,792
Deferred revenues	2,703	2,703
Payable to related parties	-	54
Operating lease liabilities	130	130
Total current liabilities	7,368	6,679

LONG-TERM LIABILITIES:
Long-term deferred revenues	3,340	4,244
Employee rights upon retirement	22	21
Provision for uncertain tax position	11	11
Operating lease liabilities	370	403
Other liabilities	99	124
Total long-term liabilities	3,842	4,803

COMMITMENTS (note 2)

Equity
EQUITY ATTRIBUTABLE TO COMPANY’S STOCKHOLDERS:
Common stock, $0.012 par value (60,000,000 authorized shares; 38,158,792 and 35,293,889 shares issued and outstanding as of December 31, 2021 and August 31, 2021, respectively)	459	424
Additional paid-in capital	292,514	230,201
Accumulated deficit	(126,520)	(114,852)
Total stockholders’ equity	166,453	115,773
Non-controlling interests	157	744
Total equity	166,610	116,517
Total liabilities and equity	$177,820	$127,999

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	Four months ended
	December 31,
	2021	2020
REVENUES	$904	904
RESEARCH AND DEVELOPMENT EXPENSES	9,037	6,889
SALES AND MARKETING EXPENSES	898	-
GENERAL AND ADMINISTRATIVE EXPENSES	3,295	1,576
OPERATING LOSS	12,326	7,561

FINANCIAL INCOME	(158)	(260)
FINANCIAL EXPENSES	87	23
NET LOSS FOR THE PERIOD	$12,255	7,324
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	587	-
NET LOSS ATTRIBUTABLE TO STOCKHOLDERS	11,668	7,324
LOSS PER SHARE
BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	$0.31	$0.30
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	37,113,137	24,394,010

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands

(UNAUDITED)

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF AUGUST 31, 2021	35,293	$424	$230,201	$(114,852)	$115,773	744	$116,517
CHANGES DURING THE FOUR MONTH PERIOD ENDED DECEMBER 31, 2021:
ISSUANCE OF COMMON STOCK, NET	2,631	32	59,901	-	59,933	-	59,933
EXERCISE OF WARRANTS AND OPTIONS	92	1	638	-	639	-	639
STOCK-BASED COMPENSATION	142	2	1,774	-	1,776	-	1,776
NET LOSS	-	-	-	(11,668)	(11,668)	(587)	(12,255)
BALANCE AS OF DECEMBER 31, 2021	38,158	$459	$292,514	$(126,520)	$166,453	157	$166,610

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	$	capital	deficit	equity
	In thousands
BALANCE AS OF AUGUST 31, 2020	23,675	$284	$125,209	$(92,614)	$32,879
CHANGES DURING THE FOUR MONTH PERIOD ENDED DECEMBER 31, 2020:
ISSUANCE OF COMMON STOCK, NET	2,985	36	12,965	-	13,001
STOCK-BASED COMPENSATION	-	-	413	-	413
NET LOSS	-	-	-	(7,324)	(7,324)
BALANCE AS OF DECEMBER 31, 2020	26,660	$320	$138,587	$(99,938)	$38,969

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(UNAUDITED)

	Four months ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,255)	$(7,324)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	18	7
Exchange differences and interest on deposits and held to maturity bonds	(34)	(13)
Changes in fair value of investments	72	(123)
Stock-based compensation	1,776	413
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(460)	(448)
Accounts payable, accrued expenses and related parties	689	150
Deferred revenues	(904)	(904)
Liability for employee rights upon retirement	1	2
Other liabilities	(25)	(23)
Total net cash used in operating activities	(11,122)	(8,263)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in short-term deposits	(100,000)	(12,460)
Purchase of held to maturity securities	-	(678)
Purchase of corporate bonds designated as fair value	-	(1,091)
Proceeds from sale of short-term deposits	-	8,960
Proceeds from maturity of held to maturity securities	761	2,410
Proceeds from sale of mutual funds	-	775
Funds in respect of employee rights upon retirement	-	(1)
Purchase of property and equipment	(9)	(320)
Total net cash provided by (used in) investing activities	(99,248)	(2,405)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	59,933	13,001
Proceeds from exercise of options	639	-
Total net cash provided by financing activities	60,572	13,001
EFFECT OF EXCHANGE RATE CHANGES ON CASH	9	1

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(49,789)	2,334

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	77,245	19,296
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,456	$21,630

(A) SUPPLEMENTARY DISCLOSURE ON CASH FLOWS -
Interest received	$128	$152
(B) SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Recognition of operating lease right of use assets and liabilities	$-	$582

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

a.	General:

1)	Incorporation and operations

Oramed Pharmaceuticals Inc. (collectively with its subsidiaries, the “Company”, unless the context indicates otherwise) was incorporated on April 12, 2002.

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

On July 30, 2019, the Subsidiary incorporated a wholly-owned subsidiary in Hong Kong, Oramed HK Limited (the “Hong Kong Subsidiary”). As of December 31, 2021, the Hong Kong Subsidiary has no operations.

On March 18, 2021, the Company entered into a license agreement (the “Oravax License Agreement”) with Oravax Medical Inc. (“Oravax”) and into a stockholders agreement with Akers Biosciences Inc. (“Akers”), Premas Biotech Pvt. Ltd. (“Premas”), Cutter Mill Capital LLC and Run Ridge LLC (the “Stockholders Agreement”). According to the Stockholders Agreement, Oravax issued 1,890,000 shares of its capital stock to the Company, representing 63% of the issued and outstanding share capital of Oravax, on a fully diluted basis, as of the date of issuance. Consequently, Oramed consolidates Oravax in its consolidated financial statements since that time.

2)	Change in Fiscal Year

On February 28, 2022, the Board of Directors approved a change of the Company’s fiscal year from the period beginning on September 1 and ending on August 31 to the period beginning on January 1 and ending on December 31. As a result, this report on Form 10-Q is a transition report and includes financial information for the transition period from September 1, 2021 through December 31, 2021, or the Transition Period. Subsequent to this report, the Company’s fiscal year will begin on January 1 and end on December 31.

3)	Development and Liquidity Risks

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

In addition to the foregoing, based on the Company’s current assessment, the Company does not expect any material impact on its development timeline and its liquidity due to the worldwide spread of the COVID-19 virus. However, the Company has experienced delays in clinical trials due to slow-downs of recruitment for trials generally. The Company may experience further delays if the pandemic continues for an extended period of time and it is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented by governments to combat the virus throughout the world.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

b.	Loss per common share

Basic and diluted net loss per common share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding for each period. Outstanding stock options, warrants and restricted stock units (“RSUs”) have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for all periods presented. The weighted average number of common stock options, warrants and RSUs excluded from the calculation of diluted net loss was 3,894,588 and 5,268,347 for the four month periods ended December 31, 2021 and December 31, 2020, respectively.

c.	Revenue recognition

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

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2021, an aggregate amount of $22,382 was allocated to the HTIT License Agreement, all of which were received through the balance sheet date. Through December 31, 2021, the Company has recognized revenue associated with this agreement in the aggregate amount of $16,339, of which $904 was recognized in the transition period between September 1, 2021 and December 31, 2021, and deferred the remaining amount of $6,043 which is presented as deferred revenues on the condensed consolidated balance sheet.

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

As part of this agreement, the Subsidiary entered into a patent transfer agreement according to which the Subsidiary assigned to Entera all of its rights to a patent application related to the oral administration of proteins that it has licensed to Entera since August 2010, in return for royalties of 3% of Entera’s net revenues and a license back of that patent application for use in respect of diabetes and influenza. As of December 31, 2021, Entera had not paid any royalties to the Subsidiary. On December 11, 2018, Entera announced that it had entered into a research collaboration and license agreement with Amgen, Inc. (“Amgen”). To the extent the Amgen license results in net revenues as defined in the patent transfer agreement, the Subsidiary will be entitled to the aforementioned royalties. As part of a consulting agreement with a third party dated February 15, 2011, the Subsidiary is obliged to pay this third party royalties of 8% of the net royalties received in respect of the patent that was sold to Entera in March 2011.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company has received milestone payments in an aggregate amount of $20,500 as follows: the initial payment of $3,000 was received in January 2016. Following the achievement of certain milestones, the second and third payments of $6,500 and $4,000, respectively, were received in July 2016, the fourth milestone payment of $4,000 was received in October 2016 and the fifth milestone payment of $3,000 was received in January 2019.

On August 21, 2020, the Company received a letter from HTIT, disputing certain pending payment obligations of HTIT under the TLA. The payment obligation being disputed is $6,000, out of which only an amount of $2,000 has been received and has been included in deferred revenue in each of the consolidated balance sheets as of December 31, 2021 and as of August 31, 2021. The Company wholly disputes the claims made by HTIT and has been engaged in discussions and exchanges with HTIT in an attempt to clarify and resolve disagreements between the parties regarding milestone payments and work plan implementation.

In addition, on November 30, 2015, the Company entered into the SPA with HTIT, according to which, the Company issued 1,155,367 shares of common stock to HTIT for $12,000. The transaction closed on December 28, 2015.

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

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 2 - COMMITMENTS (continued):

c.	On December 18, 2017, the Subsidiary entered into an agreement with a vendor for the process development and production of one of its oral capsule ingredients in the amount of $2,905 that will be paid over the term of the engagement and based on the achievement of certain development milestones, of which $1,592 was recognized in research and development expenses through December 31, 2021.

d.	On September 2, 2020 (effective as of January 15, 2020), the Subsidiary entered into a CRO Services Agreement with a third party to retain it as a clinical research organization (“CRO”) for the Subsidiary’s phase 3 clinical trial for its oral insulin. As consideration for its services, the Subsidiary will pay the CRO a total amount of $21,589 during the term of the engagement and based on achievement of certain milestones, of which $10,235 was recognized in research and development expenses through December 31, 2021.

e.	On September 16, 2020 (effective as of January 15, 2020), the Subsidiary entered into a CRO Services Agreement with a third party to retain it as a CRO for the Subsidiary’s phase 3 clinical trial for its oral insulin. As consideration for its services, the Subsidiary will pay the CRO a total amount of $12,343 during the term of the engagement and based on achievement of certain milestones, of which $4,926 was recognized in research and development expenses through December 31, 2021.

f.	On December 2, 2021, the Subsidiary entered into an addendum (the “Addendum”) to the current lease agreement for its facilities in Israel. The Addendum refers to the lease of an additional space of 264 square meters for a period of 60 months commencing February 1, 2022. The Subsidiary has the option to extend the period for another 60 months. The annual lease payment, including management fees, is approximately NIS 435 ($140). As security for its obligation under this lease agreement, the Company provided a bank guarantee in an amount equal to four monthly lease payments. For accounting purposes, the lease commenced on February 1, 2022 as the Subsidiary did not have access to the space until that date.

g.	Grants from the Israel Innovation Authority (“IIA”)

Under the terms of the Company’s funding from the IIA, royalties of 3% are payable on sales of products developed from a project so funded, up to a maximum amount equaling 100%-150% of the grants received (dollar linked) with the addition of interest at an annual rate based on LIBOR.

At the time the grants were received, successful development of the related projects was not assured. The total amount received through December 31, 2021 was $2,207 ($2,514 including interest).

As of December 31, 2021, the liability to the IIA was $207.

The royalty expenses which are related to the funded project were recognized in cost of revenues in the relevant periods.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2021, the assets measured at fair value are comprised of equity securities (Level 1). The fair value of held to maturity bonds as presented in note 4 was based on a Level 2 measurement.

As of December 31, 2021, the carrying amounts of cash equivalents, short-term deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.

As of December 31, 2021, the carrying amounts of long-term deposits approximate their fair values due to the stated interest rates which approximate market rates.

The amounts funded in respect of employee rights are stated at cash surrender value which approximates its fair value.

There were no Level 3 items for the periods between September 1 through December 31, 2021 or September 1 through December 31, 2020.

NOTE 4 - MARKETABLE SECURITIES:

The Company’s marketable securities include investments in equity securities of D.N.A and Entera and in held to maturity bonds.

a.	Composition:

	December 31, 2021	August 31, 2021
Short-term:
D.N.A (see b below)	$863	$701
Entera (see c below)	337	571
Held to maturity bonds (see d below)	6,547	4,579
	$7,747	$5,851
Long-term:
Held to maturity bonds (see d below)	$3,875	$6,692
	$11,622	$12,543

b.	D.N.A

The D.N.A ordinary shares are traded on the Tel Aviv Stock Exchange. The fair value of those securities is measured at the quoted prices of the securities on the measurement date.

As of December 31, 2021, the Company owns approximately 1.7% of D.N.A’s outstanding ordinary shares.

The cost of the securities as of December 31, 2021 and August 31, 2021 was $595.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

d.	Held to maturity securities

The amortized cost and estimated fair value of held to maturity securities as of December 31, 2021, were as follows:

	December 31, 2021
	Amortized cost	Gross unrealized gains (losses)	Estimated fair value	Average yield to maturity rate
Short-term:
Commercial bonds	$6,432	$(115)	$6,317	1.37%
Accrued interest	115	-	115

Long-term	3,875	(29)	3,846	1.20%
	$10,422	$(144)	$10,278

The amortized cost and estimated fair value of held to maturity securities as of August 31, 2021, were as follows:

	August 31, 2021
	Amortized cost	Gross unrealized gains (losses)	Estimated fair value	Average yield to maturity rate
Short-term:
Commercial bonds	$4,463	$(98)	$4,365	1.73%
Accrued interest	116	-	116

Long-term	6,692	610	7,302	1.08%
	$11,271	$512	$11,783

Held to maturity securities which will mature during the 12 months from the balance sheet date are included in short-term marketable securities. Held to maturity securities with maturity dates of more than one year are considered long-term marketable securities.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 5 - STOCKHOLDERS’ EQUITY:

1.	On September 1, 2021, the Company entered into a controlled equity offering agreement (the “Cantor Equity Distribution Agreement”) with Cantor Fitzgerald & Co., as agent, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100,000, through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to our effective shelf registration statement on Form S-3 including a prospectus dated July 26, 2021 and prospectus supplement dated September 1, 2021. The Company paid the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the Cantor Equity Distribution Agreement. As of December 31, 2021, 565,120 shares were issued under the Cantor Equity Distribution Agreement for aggregate net proceeds of $12,298. As of March 30, 2022, 841,638 shares were issued under the Cantor Equity Distribution Agreement for aggregate net proceeds of $15,275.

2.	On November 3, 2021, the Company entered into a securities purchase agreement with several institutional and accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell, in a registered direct offering (the “Offering”), an aggregate of 2,000,000 shares of the Company’s common stock to the Purchasers for an offering price of $25.00 per share. The closing of the sale of the shares occurred on November 5, 2021. The net proceeds to the Company from the Offering, after deducting the placement agent’s fees and expenses and the Company’s Offering expenses, were approximately $46,375.

3.	The following are the significant stock options transactions with employees and board members made during the four months ended December 31, 2021:

a.	On September 1, 2021, the Company granted options to purchase an aggregate of 50,000 shares of common stock of the Company at an exercise price of $20.19 per share (equivalent to the closing price of the Company’s common stock on the date of grant) to the Chief Financial Officer. The options shall vest in four equal installments of 12,500 options on each of June 27, 2022, June 27, 2023, June 27, 2024 and June 27, 2025. These options expire on September 1, 2031. The fair value of all these options on the date of grant was $574, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $20.19; dividend yield of 0% for all years; expected volatility of 61.62%; risk-free interest rates of 0.93%; and expected term of 6.16 years.

b.

On September 1, 2021, the Company granted 50,000 RSUs to the Chief Financial Officer that shall vest as follows:

33,333 if the closing price per share of the Company’s common stock will be at least $25.00 for at least 20 days out of any 30-trading day period; and

1.	If the first condition is met any time before June 27, 2022, then the RSUs will vest in three equal installments (on June 27, 2022, June 27, 2023 and June 27, 2024).

2.	If the first condition is met any time between June 27, 2022 and June 27, 2023, then 1/3 of the RSUs will vest immediately, and the remainder will vest in two equal installments (on June 27, 2023 and June 27, 2024).

3.	If the first condition is met anytime between June 27, 2023 and June 27, 2024, then 2/3 of the RSUs will vest immediately, and the remaining 1/3 will vest on June 27, 2024).

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 5 - STOCKHOLDERS’ EQUITY (continued)

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

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has various operating leases for office space and vehicles that expire through 2025. Below is a summary of our operating right-of-use assets and operating lease liabilities as of December 31, 2021 and August 31, 2021:

	December 31, 2021	August 31, 2021
Operating right-of-use assets	$500	$533

Operating lease liabilities, current	130	130
Operating lease liabilities long-term	370	403
Total operating lease liabilities	$500	$533

Minimum lease payments for the Company’s right-of-use assets over the remaining lease periods as of December 31, 2021 and August 31, 2021 are as follows:

	December 31, 2021	August 31, 2021
2022	$155	$156
2023	140	138
2024	140	136
2025	93	136
Total undiscounted lease payments	528	565
Less: Interest*	(28)	(32)
Present value of lease liabilities	$500	$533

*	Future lease payments were discounted by 3% interest rate.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 7 - RELATED PARTY TRANSACTIONS:

On July 1, 2008, the Subsidiary entered into two consulting agreements with KNRY Ltd. (“KNRY”), an Israeli company owned by the Chief Scientific Officer, whereby the President and Chief Executive Officer and the Chief Scientific Officer, through KNRY, provide services to the Company (the “Consulting Agreements”). The Consulting Agreements are both terminable by either party upon 140 days prior written notice. The Consulting Agreements, as amended, provide that KNRY will be reimbursed for reasonable expenses incurred in connection with the performance of the Consulting Agreements and that the monthly consulting fee paid to the President and Chief Executive Officer and the Chief Scientific Officer is NIS 146,705 ($47) and NIS 106,400 ($34), respectively.

In addition to the Consulting Agreements, based on a relocation cost analysis, the Company pays for certain direct costs, related taxes and expenses incurred in connection with the relocation of the President and Chief Executive Officer to the U.S. During the four months ended December 31, 2021, such relocation expenses were $109, compared to $92 for the four months ended December 31, 2020.

NOTE 8 – SUBSEQUENT EVENTS:

a.	On January 3, 2022, the Company granted an aggregate of 150,000 shares of the Company’s common stock to the Company’s President and Chief Executive Officer. The total fair value of these shares on the date of grant was $2,084, using the quoted closing market share price of $13.89 on the Nasdaq Capital Market on the date of grant.

b.	On January 3, 2022, the Company granted an aggregate of 207,500 RSUs representing a right to receive shares of the Company’s common stock to the Company's employees and board members as follows: 63,000 to the President and Chief Executive Officer; 42,000 to the Chief Scientific Officer; 21,000 to the Chief Operating Officer, 19,000 to the Chief Financial Officer and Treasurer, 19,000 to the Chief Commercial Officer, 18,000 to the Chief Legal Officer and Secretary (effective as of the time his employment with the Company commenced on January 9, 2022), an aggregate of 24,000 to four board members and 1,500 to an employee. The RSUs will vest in four equal annual instalments on each of January 1, 2023, 2024, 2025 and 2026. These RSUs expire on January 3, 2032. The total fair value of these RSUs on the date of grant was $2,882, using the quoted closing market share price of $13.89 on the Nasdaq Capital Market on the date of grant.

c.	On January 3, 2022, the Company granted options to purchase an aggregate of 321,500 shares of common stock of the Company to the Company's employees and board members at an exercise price of $13.89 per share (equivalent to the closing price of the Company’s common stock on the date of grant) as follows: 107,000 to the President and Chief Executive Officer; 72,000 to the Chief Scientific Officer; 36,000 to the Chief Operating Officer, 32,000 to the Chief Financial Officer and Treasurer and 32,000 to the Chief Commercial Officer, an aggregate of 40,000 to four board members and 2,500 to an employee. The options will vest in four equal annual instalments on each of January 1, 2023, 2024, 2025 and 2026. These options expire on January 3, 2032. The fair value of all these options on the date of grant was $2,627, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $13.89; dividend yield of 0% for all years; expected volatility of 62.94%; risk-free interest rates of 1.46%; and expected term of 6.25 years.

d.	On January 3, 2022, the Company granted options to purchase an aggregate of 30,000 shares of common stock of the Company to the Company's Chief Legal Officer and Secretary (effective as of the time his employment with the Company commenced on January 9, 2022), at an exercise price of $12.03 per share (equivalent to the closing price of the Company’s common stock on January 10, 2022 which represents the first trading date after his employment with the Company commenced). The options will vest in four equal annual instalments on each of January 1, 2023, 2024, 2025 and 2026. These options expire on January 3, 2032. The fair value of all these options on the date of grant was $214, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $12.03; dividend yield of 0% for all years; expected volatility of 63.19%; risk-free interest rates of 1.62%; and expected term of 6.25 years.

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

Overview of Operations

We are a pharmaceutical company currently engaged in the research and development of innovative pharmaceutical solutions with a technology platform that delivers protein orally instead of by injection. Our first drug candidate is an oral insulin capsule to be used for the treatment of individuals with uncontrolled diabetes. We utilize clinical research organizations, or CROs, to conduct our clinical trials.

Through our research and development efforts, we have successfully developed an oral dosage form intended to withstand the harsh environment of the stomach and effectively deliver active biological insulin or other proteins, such as Glucagon-like peptide-1, or GLP-1, leptin, and others. The excipients in the formulation are not intended to modify the proteins chemically or biologically, and the dosage form is designed to be safe to ingest. We plan to continue to conduct clinical trials to show the effectiveness of our technology.

Oral Insulin

Our proprietary flagship product, an orally ingestible insulin capsule, or ORMD-0801, allows insulin to travel from the gastrointestinal tract via the portal vein to the liver, revolutionizing the manner in which insulin is delivered. This novel mode of delivery enables a closer mirroring of the human body’s delivery of insulin.

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

Phase 2b Trial: In February 2020, we announced positive topline data from the second and final cohort of our Phase 2b trial. Treatment with ORMD-0801 at all doses demonstrated an excellent safety profile, with no serious drug-related adverse events and with no increased frequency of hypoglycemic episodes or weight gain compared to placebo.

Phase 3 Trial: Based on guidance received from the FDA as part of the end-of-Phase 2 meeting for ORMD-0801, we submitted the protocols to the FDA for our pivotal Phase 3 trials. In line with the FDA’s expectations and recommendations, we are currently conducting two Phase 3 trials concurrently in patients with type 2 diabetes, or T2D. These trials involve about 1,125 patients to provide evidence of ORMD-0801’s safety and efficacy in T2D patients over a treatment period of 6 to 12 months. A geographically diverse patient population is being recruited from multiple sites throughout the United States, Europe, and Israel. Our Phase 3 trial is composed of two protocols:

ORA-D-013-1: This trial is currently being conducted on T2D patients with inadequate glycaemic control who are currently on two or three oral glucose-lowering agents. This U.S. trial is in the process of recruiting 675 patients from over 90 clinical sites located throughout the U.S. Patients will be randomized 1:1:1 in this double-dummy trial into cohorts of: 8 mg ORMD-0801 once-daily at night and placebo 45 minutes before breakfast; 8 mg ORMD-0801 twice-daily, at night and 45 minutes before breakfast; and placebo twice-daily, at night and 45 minutes before breakfast. The primary endpoint of the trial is to evaluate the efficacy of ORMD-0801 compared to placebo in improving glycaemic control as assessed by HbA1c, with a secondary efficacy endpoint of assessing the change from baseline in fasting plasma glucose at 26 weeks. We initiated this trial in December 2020. In November 2021, we announced that 75% of the 675 patients were enrolled and randomized.

ORA-D-013-2: This trial will include T2D patients with inadequate glycaemic control who are attempting to manage their condition with either diet alone or with diet and metformin or SGL2 monotherapy. A total of 450 patients will be recruited through 36 sites in the U.S. and 25 sites in Western Europe and Israel. Patients will be randomized 1:1 into two cohorts dosed with: 8 mg ORMD-0801 at night; and placebo at night. The primary endpoint is to evaluate the efficacy of ORMD-0801 compared to placebo in improving glycaemic control as assessed by HbA1c over a 26-week treatment period, with a secondary efficacy endpoint of assessing the change from baseline in fasting plasma glucose at 26 weeks. We initiated this trial in the U.S. in March 2021. In August 2021, we announced that over 25% of the 450 patients were enrolled and randomized.

We expect to receive the efficacy data from the trials after patients have completed the first 6 months of treatment. Safety will be further monitored as patients will be exposed to the drug over an additional 6 months (total 12 months). The trial’s topline results are expected in 2022 and we anticipate filing a BLA with the FDA in 2024. A BLA would grant us 12 years of marketing exclusivity from the date of approval in the U.S.

HTIT License. On November 30, 2015, we, Oramed Ltd. and HTIT entered into a Technology License Agreement, or TLA, and on December 21, 2015, these parties entered into an Amended and Restated Technology License Agreement that was further amended by the parties on June 3, 2016 and July 24, 2016.

On August 21, 2020, we received a letter from HTIT, disputing certain pending payment obligations of HTIT under the TLA. We wholly dispute said claims and we are in discussions with HTIT in an attempt to reach a mutually agreeable solution. For further information, see note 2.b. to our interim condensed consolidated financial statements.

NASH trial: In September 2020, we initiated an open label clinical trial of our oral insulin capsule, ORMD-0801, for the treatment of non-alcoholic steatohepatitis, or NASH, in type 2 diabetes. This 10 patient multi-center trial is comprised of three clinical sites in Belgium. The trial will measure change and percent change in MRI-PDFF from baseline to week 12. Data from this trial is expected in the second half of 2022.

In December 2020, we initiated a double blind, placebo controlled clinical trial of our oral insulin capsule, ORMD-0801, for the treatment of NASH in type 2 diabetes. This 30 patient multi-center trial is comprised of five clinical sites: three in the U.S. and two in Israel. The trial will measure change and percent change in MRI-PDFF from baseline to week 12. In March 2022, we announced the completion of patient enrollment. Data from this trial is expected in the second half of 2022.

Oral Glucagon-Like Peptide-1

Oral GLP-1, is an incretin hormone, which stimulates the secretion of insulin from the pancreas. In addition to our flagship product, the ORMD-0801 insulin capsule, we use our technology for an orally ingestible GLP-1 capsule, or ORMD-0901. Data from this trial is expected in the second half of 2022.

In February 2019, we completed a Phase 1 pharmacokinetic trial to evaluate the safety and pharmacokinetics of ORMD-0901 compared to placebo in healthy volunteers. In June 2021, we initiated a follow-on trial in T2D patients in the U.S. under an Investigational New Drug application.

Oral Vaccine

On March 18, 2021, we entered into a license agreement, or the Oravax License Agreement, with Oravax, Oramed’s 63% owned joint venture, pursuant to which we will grant to Oravax an exclusive, worldwide license of our rights in certain patents and related intellectual property relating to our proprietary oral delivery technology to further develop, manufacture and commercialize oral vaccines for COVID-19 and other novel coronaviruses based on Premas Biotech Pvt. Ltd.’s, or Premas’s, proprietary vaccine technology involving a triple antigen virus like particle, or the Oravax Product, which was previously owned by Cystron Biotech LLC, or Cystron, and later acquired by Akers Biosciences Inc., or Akers.

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

On October 29, 2021, we announced Oravax’s oral COVID-19 vaccine has received clearance from the South African Health Products Regulatory Authority to initiate a Phase 1 trial and subsequently to commence patient enrollment in a first in human, Phase 1 clinical trial, for its oral COVID-19 vaccine and on December 14, 2021, Oravax screened and enrolled the first participant in a Phase 1 clinical trial of its oral virus-like particle (VLP) COVID-19 vaccine in Johannesburg, South Africa. The trial protocol requires participants who have never been vaccinated for, or infected with, COVID-19. This has caused delays, as many volunteers have failed the screening process due to prior asymptomatic infection. We are exploring ways to increase enrollment, which may include changes to the protocol as well as additional clinical sites.

On December 29, 2021, Oravax signed a cooperation and purchase agreement for an initial pre-purchase of 10 million doses of oral COVID-19 vaccines with Tan Thanh Holdings to commercialize the vaccine in Southeast Asia.

COVID-19 Impact

We do not expect any material impact on our development timeline and our liquidity due to the worldwide spread of the COVID-19 virus. However, we have experienced delays in clinical trials due to slow-downs of recruitment for trials generally. We may experience further delays if the pandemic continues for an extended period of time and we are continuing to assess the effect on our operations by monitoring the spread of COVID-19 and the actions implemented by governments to combat the virus throughout the world.

Results of Operations

Comparison of four month periods ended December 31, 2021 and December 31, 2020

The following table summarizes certain statements of operations data of the Company for the four month periods ended December 31, 2021 and December 31, 2020 (in thousands of dollars except share and per share data):

	Four months ended
	December 31, 2021	December 31, 2020

Revenues	$904	$904
Cost of revenues	-	-
Research and development expenses	9,037	6,889
Sales and Marketing expenses	898	-
General and administrative expenses	3,295	1,576
Financial income (expenses), net	71	237
Taxes on income	-	-
Net loss for the period	$12,255	$7,324
Loss per common share - basic and diluted	$0.31	$0.30
Weighted average common shares outstanding	37,113,137	24,394,010

Revenues

Revenues consist of proceeds related to the HTIT License Agreement that are recognized on a cumulative basis when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, through the expected product submission date of June 2023, using the input method.

Revenues were $904,000 for the four month periods ended December 31, 2021 and December 31, 2020.

Cost of Revenues

Cost of revenues consists of royalties related to the HTIT License Agreement that will be paid over the term of the HTIT License Agreement in accordance with revenue recognition accounting and the Israeli Law for the Encouragement of Industrial Research, Development and Technological Innovation, 1984, as amended, including any regulations or investment tracks promulgated thereunder.

There was no cost of revenues for the four month periods ended December 31, 2021 and December 31, 2020.

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

Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. We outsource a substantial portion of our clinical trial activities, utilizing external entities such as CROs, independent clinical investigators and other third-party service providers to assist us with the execution of our clinical trials.

Clinical activities, which relate principally to clinical sites and other administrative functions to manage our clinical trials, are performed primarily by CROs. CROs typically perform most of the start-up activities for our trials, including document preparation, site identification, screening and preparation, pre-trial visits, training and program management.

Clinical trial and pre-clinical trial expenses include regulatory and scientific consultants’ compensation and fees, research expenses, purchase of materials, cost of capsule manufacturing, payments for patient recruitment and treatment, as well as salaries and related expenses of research and development staff.

Research and development expenses for the four month period ended December 31, 2021 increased by 31% to $9,037,000, from $6,889,000 for the four month period ended December 31, 2020. The increase is primarily due to an increase in expenses related to our Phase 3 and NASH clinical trials in addition to expenses related to the in process research and development costs in Oravax. Stock-based compensation costs for the four month period ended December 31, 2021 were $649,000, compared to $171,000 during the four month period ended December 31, 2020. The increase is mainly attributable to awards granted to a consultant and to new award grants in fiscal year 2021.

Government grants

In the four month periods ended December 31, 2021 and December 31, 2020, we did not recognize any research and development grants. As of December 31, 2021, we incurred liabilities to pay royalties to the Israel Innovation Authority of the Israeli Ministry of Economy and Industry of $207,000.

Sales and Marketing expenses

Sales and marketing expenses include the salaries and related expenses of our commercial functions, consulting costs and other general costs. We anticipate that our commercial activities will increase in the future towards and following potential approval of our planned BLA submission for ORMD-0801.

Sales and marketing expenses for the four month period ended December 31, 2021 were $898,000 while we incurred no expenses for the four month period ended December 31, 2020. The increase in costs related to sales and marketing expenses activities is primarily attributable to stock-based compensation expenses, salary related expenses and consulting expenses. Stock-based compensation costs for the four month period ended December 31, 2021 were $579,000 while there were no stock-based compensation expenses during the four month period ended December 31, 2020. The increase is attributable to awards granted to an employee during fiscal year 2021.

General and Administrative expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, travel expenses, business development costs, insurance expenses and other general costs.

General and administrative expenses for the four month period ended December 31, 2021 increased by 109% to $3,295,000 from $1,576,000 for the four month period ended December 31, 2020. The increase in costs related to general and administrative activities is primarily attributable to an increase in stock-based compensation expenses and professional fees expenses as well as public relations and investor relations expenses. Stock-based compensation costs for the four month period ended December 31, 2021 were $1,034,000, compared to $242,000 during the four month period ended December 31, 2020. The increase is mainly attributable to awards granted to an employee during the four month period ended December 31, 2021 and to new award grants during fiscal year 2021.

Financial income (expense), net

Net financial income decreased to $71,000 for the four month period ended December 31, 2021, compared to $237,000 for the four month period ended December 31, 2020. The decrease is primarily attributable to a decrease in fair value of the ordinary shares of Entera.

Liquidity and capital resources

From inception through December 31, 2021, we have incurred losses in an aggregate amount of $126,520,000. During that period and through March 30, 2022, we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of $244,402,000, net of transaction costs. During that period, we also received cash consideration of $27,938,000 from the exercise of warrants and options. We expect to seek to obtain additional financing through similar sources in the future, as needed. As of December 31, 2021, we had $27,456,000 of available cash, $136,171,000 of short-term and long-term bank deposits and $11,622,000 of marketable securities.

We have not generated significant revenues from our operations. Management continues to evaluate various financing alternatives for funding future research and development activities and general and administrative expenses through fundraising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of future third party investments. Based on our current cash resources and commitments, we believe we will be able to maintain our current planned development activities and the corresponding level of expenditures for at least the next 12 months, although no assurance can be given that the Company will not need additional funds prior to such time.

If there are unexpected increases in our operating expenses, the Company may need to seek additional financing during the next 12 months. Successful completion of our development programs and our transition to normal operations is dependent upon obtaining necessary regulatory approvals from the U.S. Food and Drug Administration prior to selling our products within the United States, obtaining foreign regulatory approvals to sell our products internationally, or entering into licensing agreements with third parties. There can be no assurance that we will receive regulatory approval of any of our product candidates, and a substantial amount of time may pass before we achieve a level of revenues adequate to support our operations, if at all. We also expect to incur substantial expenditures in connection with the regulatory approval process for each of our product candidates during their respective developmental periods. Obtaining marketing approval will be directly dependent on our ability to implement the necessary regulatory steps required to obtain marketing approval in the United States and in other countries. We cannot predict the outcome of these activities.

As of December 31, 2021, our total current assets were $147,937,000 and our total current liabilities were $7,368,000. On December 31, 2021, we had a working capital surplus of $140,569,000 and an accumulated loss of $126,520,000. As of August 31, 2021, our total current assets were $95,337,000 and our total current liabilities were $6,679,000. On August 31, 2021, we had a working capital surplus of $88,658,000 and an accumulated loss of $114,852,000. The increase in working capital from August 31, 2021 to December 31, 2021 was primarily due to capital raising.

During the four month period ended December 31, 2021, cash and cash equivalents decreased to $27,456,000 from the $77,245,000 reported as of August 31, 2021, which is due to the reasons described below.

Operating activities used cash of $11,122,000 in the four month period ended December 31, 2021, compared to $8,263,000 used in the four month period ended December 31, 2020. Cash used in operating activities primarily consisted of research and development, sales and marketing and general and administrative expenses, as well as changes in deferred revenue due to the HTIT License Agreement, partially offset by changes in accounts payable and accrued expenses and stock-based compensation.

Investing activities used cash of $99,248,000 in the four month period ended December 31, 2021, compared to cash used in investing activities of $2,405,000 in the four month period ended December 31, 2020. Cash used in investing activities in the four month period ended December 31, 2021 consisted primarily of the purchase of short-term deposits. Cash used in investing activities in the four month period ended December 31, 2020 consisted primarily of the purchase of short-term deposits, offset by the proceeds from bonds held to maturity.

Financing activities provided cash of $60,572,000 in the four month period ended December 31, 2021, compared to $13,001,000 provided in the four month period ended December 31, 2020. Cash provided by financing activities consisted primarily of proceeds from the issuance of our common stock.

On September 1, 2021, we entered into a controlled equity offering agreement, or the Cantor Equity Distribution Agreement, with Cantor Fitzgerald & Co., as agent, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100,000,000, through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to our effective shelf registration statement on Form S-3 including a prospectus dated July 26, 2021 and prospectus supplement dated September 1, 2021. We paid the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the Cantor Equity Sales Agreement. As of March 30, 2022, 841,638 shares were issued under the Cantor Equity Distribution Agreement for aggregate net proceeds of $15,275,000.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the four month period ended December 31, 2021. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the four month period ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6 - EXHIBITS

Number	Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.1*	The following financial statements from the Company’s Transition Report on Form 10-Q for the four month period ended December 31, 2021 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Date: March 30, 2022	By:	/s/ Nadav Kidron
Nadav Kidron
President and Chief Executive Officer

Date: March 30, 2022	By:	/s/ David Silberman
David Silberman
Chief Financial Officer
(Principal Financial and Accounting Officer)