Form 10-Q
period 2022-03-31
ORAMED PHARMACEUTICALS INC.
filed 2022-05-12
CIK 1176309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☐    No ☒

As of May 12, 2022, there were 38,564,016 shares of the issuer’s common stock, $0.012 par value per share, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

On February 28, 2022, the Board of Directors approved a change of the Company’s fiscal year from the period beginning on September 1 and ending on August 31 to the period beginning on January 1 and ending on December 31. As a result, the Company filed a transition report on Form 10-Q with the Securities and Exchange Commission on March 30, 2022 that included financial information for the transition period from September 1, 2021 through December 31, 2021. Subsequent to that report, the Company’s fiscal year now begins on January 1 and ends on December 31. This Quarterly Report on Form 10-Q is the Company’s first quarterly report in its new fiscal year, and reports financial results for the quarter ended March 31, 2022.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and the “Company” mean Oramed Pharmaceuticals Inc. and our wholly-owned subsidiaries, unless otherwise indicated. All dollar amounts refer to U.S. Dollars unless otherwise indicated.

On March 31, 2022, the exchange rate between the New Israeli Shekel, or NIS, and the dollar, as quoted by the Bank of Israel, was NIS 3.176 to $1.00. Unless indicated otherwise by the context, statements in this Quarterly Report on Form 10-Q that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

i

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Words such as “expects,” “anticipates,” “intends,” “plans,” “planned expenditures,” “believes,” “seeks,” “estimates,” “considers” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Quarterly Report on Form 10-Q. Additionally, statements concerning future matters are forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements include, among other statements, statements regarding the following:

●	the expected development and potential benefits from our products in treating diabetes;

●	the prospects of entering into additional license agreements, or other partnerships or forms of cooperation with other companies or medical institutions;

●	future milestones, conditions and royalties under the license agreement with Hefei Tianhui Incubator of Technologies Co., Ltd., or HTIT, as well as our disagreements with HTIT;

●	expected timing of a clinical trial for the potential Oravax Medical Inc., or Oravax vaccine and its potential to protect against COVID-19;

●	our consideration of ways in which our shareholders could benefit more directly from Oravax, including the potential issuance of some of our shares in Oravax to our shareholders as a dividend;

●	our research and development plans, including pre-clinical and clinical trials plans and the timing of enrollment, obtaining results and conclusion of trials, and our expectation to file a Biologics License Application, or BLA thereafter;

●	our belief that our technology has the potential to deliver medications and vaccines orally that today can only be delivered via injection;

●	the competitive ability of our technology based product efficacy, safety, patient convenience, reliability, value and patent position;

●	the potential market demand for our products;

●	our expectation that in upcoming years our research and development expenses, net, will continue to be our major expenditure;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses;

●	information with respect to any other plans and strategies for our business; and

●	our expectations regarding the impact of COVID-19, including on our clinical trials and operations.

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

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	March 31,	December 31,
	2022	2021
Assets
CURRENT ASSETS:
Cash and cash equivalents	$27,967	$27,456
Short-term deposits	106,368	111,077
Marketable securities	7,275	7,747
Prepaid expenses and other current assets	1,952	1,657
Total current assets	143,562	147,937

LONG-TERM ASSETS:
Long-term deposits	25,151	25,094
Marketable securities	1,955	3,875
Amounts funded in respect of employee rights upon retirement	24	26
Property and equipment, net	424	388
Operating lease right-of-use assets	1,108	500
Total long-term assets	28,662	29,883
Total assets	$172,224	$177,820

Liabilities and stockholders’ equity

CURRENT LIABILITIES:
Accounts payable, accrued expenses and other liabilities	$3,310	$4,535
Deferred revenues	2,703	2,703
Payable to related parties	74	-
Operating lease liabilities	237	130
Total current liabilities	6,324	7,368

LONG-TERM LIABILITIES:
Long-term deferred revenues	2,674	3,340
Employee rights upon retirement	22	22
Provision for uncertain tax position	11	11
Operating lease liabilities	871	370
Other liabilities	99	99
Total long-term liabilities	3,677	3,842

COMMITMENTS (note 2)

Equity
EQUITY ATTRIBUTABLE TO COMPANY’S STOCKHOLDERS:
Common stock, $0.012 par value (60,000,000 authorized shares; 38,564,016 and 38,158,792 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	463	459
Additional paid-in capital	298,831	292,514
Accumulated deficit	(136,945)	(126,520)
Total stockholders’ equity	162,349	166,453
Non-controlling interests	(126)	157
Total equity	162,223	166,610
Total liabilities and equity	$172,224	$177,820

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	Three months ended
	March 31,
	2022	2021
REVENUES	$666	$666
RESEARCH AND DEVELOPMENT EXPENSES	5,836	6,168
SALES AND MARKETING EXPENSES	590	-
GENERAL AND ADMINISTRATIVE EXPENSES	5,492	1,102
OPERATING LOSS	11,252	6,604

FINANCIAL INCOME	544	541
NET LOSS FOR THE PERIOD	$10,708	$6,063
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	283	393
NET LOSS ATTRIBUTABLE TO STOCKHOLDERS	10,425	5,670
LOSS PER SHARE
BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	$0.27	$0.20
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	38,679,622	27,963,072

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands

(UNAUDITED)

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF DECEMBER 31, 2021	38,158	$459	$292,514	$(126,520)	$166,453	$157	$166,610
CHANGES DURING THE THREE MONTH PERIOD ENDED MARCH 31, 2022:
ISSUANCE OF COMMON STOCK, NET	277	3	2,966	-	2,969	-	2,969
EXERCISE OF WARRANTS AND OPTIONS	4	(*)	-	-	-	-	-
STOCK-BASED COMPENSATION	125	1	4,028	-	4,029	-	4,029
TAX WITHHOLDINGS RELATED TO STOCK-BASED COMPENSATION SETTLEMENTS	-	-	(677)	-	(677)	-	(677)
NET LOSS	-	-	-	(10,425)	(10,425)	(283)	(10,708)
BALANCE AS OF MARCH 31, 2022	38,564	$463	$298,831	$(136,945)	$162,349	$(126)	$162,223

(*)	Less than $1

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF DECEMBER 31, 2020	26,660	$320	$138,587	$(99,938)	$38,969	$-	$38,969
CHANGES DURING THE THREE MONTH PERIOD ENDED MARCH 31, 2021:
ISSUANCE OF COMMON STOCK, NET	2,265	27	22,280	-	22,307	-	22,307
EXERCISE OF WARRANTS AND OPTIONS	1,022	12	6,713	-	6,725	-	6,725
STOCK-BASED COMPENSATION	-	-	647	-	647	-	647
ASSET ACQUISITION	-	-	1,045	-	1,045	1,495	2,540
NET LOSS	-	-	-	(5,670)	(5,670)	(393)	(6,063)
BALANCE AS OF MARCH 31, 2021	29,947	$359	$169,272	$(105,608)	$64,023	$1,102	$65,125

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(UNAUDITED)

	Three months ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,708)	$(6,063)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	11	28
Non-cash expense for acquired in-process research and development		1,040
Exchange differences and interest on deposits and held to maturity bonds	(235)	126
Changes in fair value of investments	(110)	(459)
Stock-based compensation	4,029	647
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(295)	(378)
Accounts payable, accrued expenses and related parties	(1,151)	2,063
Deferred revenues	(666)	(666)
Other liabilities	-	(20)
Total net cash used in operating activities	(9,125)	(3,682)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of held to maturity securities	-	(4,104)
Proceeds from sale of short-term deposits	5,000	9,500
Proceeds from maturity of held to maturity securities	2,406	2,355
Proceeds from sale of mutual funds	-	3,029
Funds in respect of employee rights upon retirement	-	-
Purchase of property and equipment	(47)	(27)
Total net cash provided by investing activities	7,359	10,753
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	2,969	22,307
Proceeds from exercise of options	-	6,725
Tax withholdings related to stock-based compensation settlements	(677)	-
Total net cash provided by financing activities	2,292	29,032
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(15)	8

INCREASE IN CASH AND CASH EQUIVALENTS	511	36,111

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,456	21,630
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,967	$57,741

(A) SUPPLEMENTARY DISCLOSURE ON CASH FLOWS -
Interest received	$122	$263
(B) SUPPLEMENTARY DISCLOSURE ON CASH FLOWS -
Recognition of operating lease right of use assets and liabilities	$647	$-
(C) ASSET ACQUISITION TRANSACTION (see note 8) -
In-process research and development	-	1,040
Note receivable from Akers	-	1,500
Additional paid in capital	-	(1,045)
Non-controlling interests	$-	$(1,495)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

a.	General:

1)	Incorporation and Operations

Oramed Pharmaceuticals Inc. (collectively with its subsidiaries, the “Company”, unless the context indicates otherwise), a Delaware corporation, was incorporated on April 12, 2002.

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

On July 30, 2019, the Subsidiary incorporated a wholly-owned subsidiary in Hong Kong, Oramed HK Limited (the “Hong Kong Subsidiary”). As of March 31, 2022, the Hong Kong Subsidiary has no operations.

On March 18, 2021, the Company entered into a license agreement (the “Oravax License Agreement”) with Oravax Medical Inc. (“Oravax”) and into a stockholders agreement (the “Stockholders Agreement”) with Akers Biosciences Inc. (“Akers”), Premas Biotech Pvt. Ltd. (“Premas”), Cutter Mill Capital LLC (“Cutter Mill”) and Run Ridge LLC (“Run Ridge”). According to the Stockholders Agreement, Oravax issued 1,890,000 shares of its capital stock to the Company, representing 63% of the issued and outstanding share capital of Oravax, on a fully diluted basis, as of the date of issuance. Consequently, Oramed consolidates Oravax in its consolidated financial statements since that time.

On November 23, 2021, Oravax incorporated a wholly-owned subsidiary in Israel, Oravax Medical Ltd., which is engaged in research and development. Effective January 1, 2022, Oravax transferred its rights and obligations under the Oravax License Agreement to Oravax Medical Ltd.

2)	Change in Fiscal Year

On February 28, 2022, the Board of Directors approved a change of the Company’s fiscal year from the period beginning on September 1 and ending on August 31 to the period beginning on January 1 and ending on December 31. As a result, the Company filed a transition report on Form 10-Q with the Securities and Exchange Commission on March 30, 2022 that included financial information for the transition period from September 1, 2021 through December 31, 2021. Subsequent to that report, the Company’s fiscal year now begins on January 1 and ends on December 31. This Quarterly Report on Form 10-Q is the Company’s first quarterly report in its new fiscal year, and reports financial results for the quarter ended March 31, 2022.

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

In addition to the foregoing, based on the Company’s current assessment, the Company does not expect any material impact on its development timeline and its liquidity due to the worldwide spread of COVID-19. However, the Company has experienced approximately six months of delays in clinical trials due to slow-downs of recruitment for trials generally. The Company may experience further delays if the pandemic continues for an extended period of time and it is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented by governments to combat the virus throughout the world.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

b.	Loss per common share

Basic and diluted net loss per common share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding for each period. Outstanding stock options, warrants and restricted stock units (“RSUs”) have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for all periods presented. The weighted average number of common stock options, warrants and RSUs excluded from the calculation of diluted net loss was 3,463,525 and 5,483,784 for the three month periods ended March 31, 2022 and March 31, 2021, respectively.

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

As of March 31, 2022, an aggregate amount of $22,382 was allocated to the HTIT License Agreement, all of which were received through the balance sheet date. Through March 31, 2022, the Company has recognized revenue associated with this agreement in the aggregate amount of $17,005, of which $666 was recognized in the quarter ended March 31, 2022, and deferred the remaining amount of $5,377, which is presented as deferred revenues on the condensed consolidated balance sheet.

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

As part of this agreement, the Subsidiary entered into a patent transfer agreement (the “Patent Transfer Agreement”), according to which the Subsidiary assigned to Entera all of its rights to a patent application related to the oral administration of proteins that it has licensed to Entera since August 2010, in return for royalties of 3% of Entera’s net revenues and a license back of that patent application for use in respect of diabetes and influenza. As of March 31, 2022, Entera had not paid any royalties to the Subsidiary. On December 11, 2018, Entera announced that it had entered into a research collaboration and license agreement with Amgen, Inc. (“Amgen”). To the extent that the license granted to Amgen results in net revenues as defined in the Patent Transfer Agreement, the Subsidiary will be entitled to the aforementioned royalties. As part of a consulting agreement with a third party dated February 15, 2011, the Subsidiary is obliged to pay this third party royalties of 8% of the net royalties received in respect of the patent that was sold to Entera in March 2011.

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

As of March 31, 2022, the Company has received milestone payments in an aggregate amount of $20,500 as follows: the initial payment of $3,000 was received in January 2016. Following the achievement of certain milestones, the second and third payments of $6,500 and $4,000, respectively, were received in July 2016, the fourth milestone payment of $4,000 was received in October 2016 and the fifth milestone payment of $3,000 was received in January 2019.

On August 21, 2020, the Company received a letter from HTIT, disputing certain pending payment obligations of HTIT under the TLA. The payment obligation being disputed is $6,000, out of which only an amount of $2,000 has been received and has been included in deferred revenue in each of the consolidated balance sheets as of March 31, 2022 and December 31, 2021. The Company wholly disputes the claims made by HTIT and has been engaged in discussions and exchanges with HTIT in an attempt to clarify and resolve disagreements between the parties regarding milestone payments and work plan implementation.

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

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 2 - COMMITMENTS (continued):

c.	On December 18, 2017, the Subsidiary entered into an agreement with a vendor for the process development and production of one of its oral capsule ingredients in the amount of $2,905 that will be paid over the term of the engagement and based on the achievement of certain development milestones, of which $1,592 was recognized in research and development expenses through March 31, 2022.

d.	On September 2, 2020 (effective as of January 15, 2020), the Subsidiary entered into a CRO Services Agreement with a third party to retain it as a clinical research organization (“CRO”) for the Subsidiary’s phase 3 clinical trial for its oral insulin. As consideration for its services, the Subsidiary will pay the CRO a total amount of $21,589 during the term of the engagement and based on achievement of certain milestones, of which $11,337 was recognized in research and development expenses through March 31, 2022.

e.	On September 16, 2020 (effective as of January 15, 2020), the Subsidiary entered into a CRO Services Agreement with a third party to retain it as a CRO for the Subsidiary’s phase 3 clinical trial for its oral insulin. As consideration for its services, the Subsidiary will pay the CRO a total amount of $12,343 during the term of the engagement and based on achievement of certain milestones, of which $4,743 was recognized in research and development expenses through March 31, 2022.

f.	On December 2, 2021, the Subsidiary entered into an addendum (the “Addendum”) to the current lease agreement for its facilities in Israel. The Addendum refers to the lease of an additional space of 264 square meters for a period of 60 months commencing February 1, 2022. The Subsidiary has the option to extend the period for another 60 months. The annual lease payment, including management fees, is approximately NIS 435 (approximately $137). As security for its obligation under the Addendum, the Company provided a bank guarantee in an amount equal to three monthly lease payments. For accounting purposes, the lease commenced on February 1, 2022 as the Subsidiary did not have access to the space until that date.

g.	Grants from the Israel Innovation Authority (“IIA”)

Under the terms of the Company’s funding from the IIA, royalties of 3% are payable on sales of products developed from a project so funded, up to a maximum amount equaling 100%-150% of the grants received (dollar linked) with the addition of interest at an annual rate based on LIBOR.

At the time the grants were received, successful development of the related projects was not assured. The total amount received through March 31, 2022 was $2,207 ($2,514 including interest).

As of March 31, 2022, the liability to the IIA was $169.

The royalty expenses which are related to the funded project were recognized in cost of revenues in the relevant periods.

h.	Legal expenses

Following the Company’s 2019 annual meeting of stockholders, a complaint was filed in the Court of Chancery of the State of Delaware against the Company and the members of the Board of Directors. On April 27, 2022, the Court of Chancery of the State of Delaware approved the terms of a settlement between the Company and the plaintiff in the complaint, awarding the plaintiff an amount of $850,000 in attorneys’ fees, which was paid on April 28, 2022 and included in general and administrative expenses. All other details of the settlement were previously agreed by the parties and acted upon at the Company’s 2021 annual meeting of stockholders.

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

As of March 31, 2022, the assets measured at fair value are comprised of equity securities (Level 1). The fair value of held to maturity bonds as presented in note 4 was based on a Level 2 measurement.

As of March 31, 2022, the carrying amounts of cash equivalents, short-term deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.

As of March 31, 2022, the carrying amounts of long-term deposits approximate their fair values due to the stated interest rates which approximate market rates.

The amounts funded in respect of employee rights are stated at cash surrender value which approximates its fair value.

Other than items related to the asset acquisition transaction of Oravax (see note 8), there were no Level 3 items measured at fair value for the quarter ended March 31, 2021.

There were no Level 3 items for the three month period ended March 31, 2022.

NOTE 4 - MARKETABLE SECURITIES:

The Company’s marketable securities include investments in equity securities of D.N.A and Entera and in held to maturity bonds.

a.	Composition:

	March 31, 2022	December 31, 2021
Short-term:
D.N.A (see b below)	$974	$863
Entera (see c below)	336	337
Held to maturity bonds (see d below)	5,965	6,547
	$7,275	$7,747
Long-term:
Held to maturity bonds (see d below)	$1,955	$3,875
	$9,230	$11,622

b.	D.N.A

The D.N.A ordinary shares are traded on the Tel Aviv Stock Exchange. The fair value of those securities is measured at the quoted prices of the securities on the measurement date.

As of March 31, 2022, the Company owns approximately 1.4% of D.N.A’s outstanding ordinary shares.

The cost of the securities as of both March 31, 2022 and December 31, 2021 was $595.

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

d.	Held to maturity securities

The amortized cost and estimated fair value of held to maturity securities as of March 31, 2022, were as follows:

	March 31, 2022
	Amortized cost	Gross unrealized gains (losses)	Estimated fair value	Average yield to maturity rate
Short-term:
Commercial bonds	$5,892	$(114)	$5,778	1.30%
Accrued interest	73	-	73

Long-term	1,955	(52)	1,903	0.83%
	$7,920	$(166)	$7,754

The amortized cost and estimated fair value of held to maturity securities as of December 31, 2021, were as follows:

	December 31, 2021
	Amortized cost	Gross unrealized gains (losses)	Estimated fair value	Average yield to maturity rate
Short-term:
Commercial bonds	$6,432	$(115)	$6,317	1.37%
Accrued interest	115	-	115

Long-term	3,875	(29)	3,846	1.20%
	$10,422	$(144)	$10,278

Held to maturity securities which will mature during the 12 months from the balance sheet date are included in short-term marketable securities. Held to maturity securities with maturity dates of more than one year are considered long-term marketable securities.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 5 - STOCKHOLDERS’ EQUITY:

1.	On September 1, 2021, the Company entered into a controlled equity offering agreement (the “Cantor Equity Distribution Agreement”) with Cantor Fitzgerald & Co., as agent, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100,000, through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to our effective shelf registration statement on Form S-3 including a prospectus dated July 26, 2021 and prospectus supplement dated September 1, 2021. The Company paid the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the Cantor Equity Distribution Agreement. As of March 31, 2022, and May 12, 2022, 841,638 shares were issued under the Cantor Equity Distribution Agreement for aggregate net proceeds of $15,275.

2.	On November 3, 2021, the Company entered into a securities purchase agreement with several institutional and accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell, in a registered direct offering (the “Offering”), an aggregate of 2,000,000 shares of the Company’s common stock to the Purchasers for an offering price of $25.00 per share. The closing of the sale of the shares occurred on November 5, 2021. The net proceeds to the Company from the Offering, after deducting the placement agent’s fees and expenses and the Company’s Offering expenses, were approximately $46,375.

3.	The following are the significant stock options transactions with employees and board members made during the three months ended March 31, 2022:

a.	On January 3, 2022, the Company granted an aggregate of 150,000 shares of the Company’s common stock to its President and Chief Executive Officer. The total fair value of these shares on the date of grant was $2,084, using the quoted closing market share price of $13.89 on the Nasdaq Capital Market on the date of grant.

b.	On January 3, 2022, the Company granted an aggregate of 207,500 RSUs representing a right to receive shares of the Company’s common stock to the Company’s employees and members of the Board of Directors as follows: 63,000 to the President and Chief Executive Officer; 42,000 to the Chief Scientific Officer; 21,000 to the Chief Operating and Business Officer, 19,000 to the Chief Financial Officer and Treasurer, 19,000 to the Chief Commercial Officer, 18,000 to the Chief Legal Officer and Secretary (effective as of the time his employment with the Company commenced on January 9, 2022), an aggregate of 24,000 to four board members and 1,500 to an employee. The RSUs will vest in four equal annual instalments on each of January 1, 2023, 2024, 2025 and 2026. The total fair value of these RSUs on the date of grant was $2,849, using the quoted closing market share price of $13.89 on the Nasdaq Capital Market on the date of grant and $12.03 for the Chief Legal Officer’s grant (equivalent to the closing price of the Company’s common stock on January 10, 2022 which represents the first trading date after his employment with the Company commenced).

c.

On January 3, 2022, the Company granted options to purchase an aggregate of 321,500 shares of the Company’s common stock to the Company’s employees and board members at an exercise price of $13.89 per share (equivalent to the closing price of the Company’s common stock on the date of grant) as follows: 107,000 to the President and Chief Executive Officer; 72,000 to the Chief Scientific Officer; 36,000 to the Chief Operating and Business Officer, 32,000 to the Chief Financial Officer and Treasurer and 32,000 to the Chief Commercial Officer, an aggregate of 40,000 to four board members and 2,500 to an employee. The options will vest in four equal annual instalments on each of January 1, 2023, 2024, 2025 and 2026. These options expire on January 3, 2032. The fair value of all these options on the date of grant was $2,630, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $13.89; dividend yield of 0% for all years; expected volatility of 63.05%; risk-free interest rates of 1.46%; and expected term of 6.25 years.

d.

On January 3, 2022, the Company granted options to purchase an aggregate of 30,000 shares of the Company’s common stock to the Company’s Chief Legal Officer and Secretary (effective as of the time his employment with the Company commenced on January 9, 2022), at an exercise price of $12.03 per share (equivalent to the closing price of the Company’s common stock on January 10, 2022 which represents the first trading date after his employment with the Company commenced). The options will vest in four equal annual instalments on each of January 1, 2023, 2024, 2025 and 2026. These options expire on January 3, 2032. The fair value of all these options on the date of grant was $214, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $12.03; dividend yield of 0% for all years; expected volatility of 63.22%; risk-free interest rates of 1.60%; and expected term of 6.25 years.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 6 - LEASES

The right-of-use asset and lease liability are initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate based on the information available at the commencement date in determining the present value of the lease payments. The Company’s incremental borrowing rate is estimated to approximate the interest rate on similar terms and payments and in economic environments where the leased asset is located.

The Company has various operating leases for office space and vehicles that expire through 2027. Below is a summary of our operating right-of-use assets and operating lease liabilities as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Operating right-of-use assets	$1,108	$500

Operating lease liabilities, current	237	130
Operating lease liabilities long-term	871	370
Total operating lease liabilities	$1,108	$500

Lease payments for the Company’s right-of-use assets over the remaining lease periods as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
2022	$215	$155
2023	288	140
2024	288	140
2025	230	93
2026	137	-
2027	11	-
Total undiscounted lease payments	1,169	528
Less: Interest*	(61)	(28)
Present value of lease liabilities	$1,108	$500

*	Future lease payments were discounted by 3% interest rate.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 7 - RELATED PARTY TRANSACTIONS:

On July 1, 2008, the Subsidiary entered into two consulting agreements with KNRY Ltd. (“KNRY”), an Israeli company owned by the Chief Scientific Officer, whereby the President and Chief Executive Officer and the Chief Scientific Officer, through KNRY, provide services to the Company (the “Consulting Agreements”). The Consulting Agreements are both terminable by either party upon 140 days prior written notice. The Consulting Agreements, as amended, provide that KNRY will be reimbursed for reasonable expenses incurred in connection with the performance of the Consulting Agreements and that the monthly consulting fee paid to the President and Chief Executive Officer and the Chief Scientific Officer is NIS 146,705 ($46) and NIS 106,400 ($34), respectively.

In addition to the Consulting Agreements, based on a relocation cost analysis, the Company pays for certain direct costs, related taxes and expenses incurred in connection with the relocation of the President and Chief Executive Officer to the U.S. During the three months ended March 31, 2022, such relocation expenses were $143, compared to $112 for the three months ended March 31, 2021.

NOTE 8 - ASSET ACQUISITION TRANSACTION

On March 18, 2021, the Company entered into the Oravax License Agreement and into the Stockholders Agreement with Oravax. On that date, Oravax’s assets were (1) in process research and development of COVID-19 vaccine technology; and (2) $1,500 to be received in cash. According to the Stockholders Agreement, Oravax issued 1,890,000 shares of its capital stock to the Company, representing 63% of the issued and outstanding share capital of Oravax, on a fully diluted basis, as of the date of issuance, for which we paid $1,500. Consequently, the Company consolidates Oravax in its consolidated financial statements since that time. In addition, under the terms of the Oravax License Agreement, the Company has licensed out to Oravax certain patent rights, know-how and information related to the Company’s oral drug delivery technology with respect to the combination with the COVID-19 vaccine technology.

In consideration for the grant of the License, the Oravax License Agreement provides that the Company will receive (i) royalties equal to 7.5% on net sales, as defined in the Oravax License Agreement, of each product commercialized by Oravax, its affiliates and permitted sublicensees related to the License during the term specified in the Oravax License Agreement, (ii) sublicensing fees equal to 15% of any non-sales-based consideration received by Oravax from a permitted sublicensee and (iii) other payments ranging between $25,000 to $100,000, based on certain sales milestones being achieved by Oravax. The parties further agreed to establish a development and steering committee, which will consist of three members, of which two members will be appointed by the Company, that will oversee the ongoing research, development, clinical and regulatory activity with respect to the Oravax product. Akers contributed $1,500 in cash to Oravax and a license agreement to the Oravax product which includes a maximum of 2.5% royalties of all net sales. Effective January 1, 2022, Oravax transferred its rights and obligations under the Oravax License Agreement to its wholly-owned subsidiary, Oravax Medical Ltd.

Concurrently with the execution and delivery of the Oravax License Agreement, the Company entered into the Stockholders Agreement with Akers, Premas, Cutter Mill, and Run Ridge, entities controlled by Michael Vasinikovich and Craig Schwabe, former members of Cystron Biotech LLC (“Cystron,” and collectively with Akers, Premas, Cutter Mill and Run Ridge, the “Stockholders Parties”). Pursuant to the Stockholders Agreement, among other things, the Company has the right to appoint two out of the three members to the board of directors of Oravax (the “Oravax Board”), one of which is the Company’s Chief Executive Officer who will serve as the chairman of the Oravax Board, conditioned upon the Company maintaining certain ownership thresholds. Akers has the right, until the third anniversary of the Stockholders Agreement effective date, to appoint one member to the Oravax Board. Oravax’s common stock held by the Stockholders Parties is subject to certain transfer restrictions. In addition, the Stockholders Parties have certain rights of participation in future financings as well as rights of first refusal and co-sale related to future potential transactions. Nadav Kidron, the Company’s President and Chief Executive Officer, was one of the former members of Cystron.

NOTE 9 – SUBSEQUENT EVENTS

On May 2, 2022, the Company granted 4,500 RSUs representing a right to receive shares of the Company’s common stock to Mr. Yadin Rozov, a member of the Company’s board of directors. The RSUs will vest in four equal annual instalments on each of May 2, 2023, 2024, 2025 and 2026. These RSUs expire on May 2, 2032. The total fair value of these RSUs on the date of grant was $23, using the quoted closing market share price of $5.14 on the Nasdaq Capital Market on the last trading day before the date of grant.

On May 2, 2022, the Company granted options to purchase an aggregate of 7,500 shares of the Company’s common stock to Mr. Yadin Rozov, a member of the Company’s board of directors, at an exercise price of $5.14 per share (equivalent to the closing price of the Company’s common stock on the last trading day before the date of grant). The options will vest in four equal annual instalments on each of May 2, 2023, 2024, 2025 and 2026. These options expire on May 2, 2032. The fair value of all these options on the date of grant was $24, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $5.14; dividend yield of 0% for all years; expected volatility of 65.26%; risk-free interest rates of 3.03%; and expected term of 6.26 years.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere herein and in our consolidated financial statements, accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report and our Transition Report on Form 10-Q for the transition period from September 1, 2021 to December 31, 2021.

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

FDA Guidance: In August 2017, the U.S. Food and Drug Administration, or FDA, instructed that the regulatory pathway for the submission of ORMD-0801 would be a BLA. If approved, the BLA pathway would grant us 12 years of marketing exclusivity for ORMD-0801, from the approval date, and an additional six months of exclusivity may be granted to us if the product also receives approval for use in pediatric patients.

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

ORA-D-013-1: This trial is currently being conducted on T2D patients with inadequate glycaemic control who are currently on two or three oral glucose-lowering agents. This U.S. trial was designed to recruit 675 patients from over 90 clinical sites located throughout the U.S. Patients were randomized 1:1:1 in this double-dummy trial into cohorts of: 8 mg ORMD-0801 once-daily at night and placebo 45 minutes before breakfast; 8 mg ORMD-0801 twice-daily, at night and 45 minutes before breakfast; and placebo twice-daily, at night and 45 minutes before breakfast. The primary endpoint of the trial is to evaluate the efficacy of ORMD-0801 compared to placebo in improving glycaemic control as assessed by HbA1c, with a secondary efficacy endpoint of assessing the change from baseline in fasting plasma glucose at 26 weeks. We initiated this trial in December 2020. In May 2022, we announced that we completed enrollment, surpassing our target of 675 patients with 710 patients enrolled.

ORA-D-013-2: This trial includes T2D patients with inadequate glycaemic control who are attempting to manage their condition with either diet alone or with diet and metformin or SGL2 monotherapy. A total of 450 patients are being recruited through 36 sites in the United States and 25 sites in Western Europe and Israel. Patients are being randomized 1:1 into two cohorts dosed with: 8 mg ORMD-0801 at night; and placebo at night. The primary endpoint is to evaluate the efficacy of ORMD-0801 compared to placebo in improving glycaemic control as assessed by HbA1c over a 26-week treatment period, with a secondary efficacy endpoint of assessing the change from baseline in fasting plasma glucose at 26 weeks. We initiated this trial in the United States in March 2021. In August 2021, we announced that over 25% of the 450 patients were enrolled and randomized.

We expect to receive the efficacy data from the trials after patients have completed the first 6 months of treatment. Safety will be further monitored as patients will be exposed to the drug over an additional 6 months (total 12 months). The trial’s topline results are expected in January 2023 and we anticipate filing a BLA with the FDA in 2024. A BLA would grant us at least 12 years of marketing exclusivity from the date of approval in the United States.

HTIT License. On November 30, 2015, we, the Subsidiary and HTIT entered into a Technology License Agreement, or the TLA, and on December 21, 2015, these parties entered into an Amended and Restated Technology License Agreement that was further amended by the parties on June 3, 2016 and July 24, 2016.

On August 21, 2020, we received a letter from HTIT, disputing certain pending payment obligations of HTIT under the TLA. We wholly dispute said claims and we are in discussions with HTIT in an attempt to reach a mutually agreeable solution. For further information, see note 2.b. to our interim condensed consolidated financial statements.

NASH trial: In September 2020, we initiated an open label clinical trial of our oral insulin capsule, ORMD-0801, for the treatment of non-alcoholic steatohepatitis, or NASH, in type 2 diabetes. This six patient multi-center trial is comprised of three clinical sites in Belgium. The trial will measure change and percent change in MRI-PDFF from baseline to week 12. Data from this trial is expected in the second half of 2022.

In December 2020, we initiated a double blind, placebo controlled clinical trial of our oral insulin capsule, ORMD-0801, for the treatment of NASH in type 2 diabetes. This 30 patient multi-center trial is comprised of five clinical sites: three in the United States and two in Israel. The trial will measure change and percent change in MRI-PDFF from baseline to week 12. In March 2022, we announced the completion of patient enrollment. Data from this trial is expected in the second half of 2022.

Oral Glucagon-Like Peptide-1

Oral GLP-1, is an incretin hormone, which stimulates the secretion of insulin from the pancreas. In addition to our flagship product, the ORMD-0801 insulin capsule, we use our technology for an orally ingestible GLP-1 capsule, or ORMD-0901.

In June 2021, we initiated a trial in T2D patients in the United States under an Investigational New Drug application filed with the FDA. Data from this trial is expected in the second half of 2022.

Oral Vaccine

On March 18, 2021, we entered into a license agreement, or the Oravax License Agreement, with Oravax, our 63% owned joint venture, pursuant to which we granted to Oravax an exclusive, worldwide license of our rights in certain patents and related intellectual property relating to our proprietary oral delivery technology to further develop, manufacture and commercialize oral vaccines for COVID-19 and other novel coronaviruses based on Premas Biotech Pvt. Ltd.’s, or Premas’s, proprietary vaccine technology involving a triple antigen virus like particle, or the Oravax product, which was previously owned by Cystron Biotech LLC, and later acquired by Akers Biosciences Inc., or Akers. Effective January 1, 2022, Oravax transferred its rights and obligations under the Oravax License Agreement to its wholly-owned subsidiary, Oravax Medical Ltd. For further details regarding the Oravax License Agreement, see note 8 to our interim condensed consolidated financial statements.

On October 29, 2021, we announced Oravax’s oral COVID-19 vaccine has received clearance from the South African Health Products Regulatory Authority to initiate a Phase 1 trial and subsequently to commence patient enrollment in a first in human, Phase 1 clinical trial, for its oral COVID-19 vaccine and on December 14, 2021, Oravax screened and enrolled the first participant in a Phase 1 clinical trial of its oral virus-like particle (VLP) COVID-19 vaccine in Johannesburg, South Africa. The trial protocol requires participants who have never been vaccinated for, or infected with, COVID-19. This has caused delays, as many volunteers have failed the screening process due to prior asymptomatic infection. We are currently exploring ways to increase enrollment, which may include changes to the protocol as well as adding an additional clinical site to help increase enrollment.

On December 29, 2021, Oravax signed a cooperation and purchase agreement for an initial pre-purchase of 10 million doses of oral COVID-19 vaccines with Tan Thanh Holdings to commercialize the vaccine in Southeast Asia.

COVID-19 Impact

We do not expect any material impact on our development timeline and our liquidity due to the worldwide spread of COVID-19. However, we have experienced approximately six months of delays in clinical trials due to slow-downs of recruitment for trials generally. We may experience further delays if the pandemic continues for an extended period of time and we are continuing to assess the effect on our operations by monitoring the spread of COVID-19 and the actions implemented by governments to combat the virus throughout the world.

Results of Operations

Comparison of three month periods ended March 31, 2022 and March 31, 2021

The following table summarizes certain statements of operations data of the Company for the three month periods ended March 31, 2022 and March 31, 2021 (in thousands of dollars except share and per share data):

	Three months ended
	March 31, 2022	March 31, 2021

Revenues	$666	$666
Cost of revenues	-	-
Research and development expenses	5,836	6,168
Sales and Marketing expenses	590	-
General and administrative expenses	5,492	1,102
Financial income (expenses), net	544	541
Taxes on income	-	-
Net loss for the period	$10,708	$6,063
Basic and diluted loss per share of common stock	$0.27	$0.20
Weighted average shares of common stock outstanding used in computing basic and diluted loss per share of common stock	38,679,622	27,963,072

Revenues

Revenues consist of proceeds related to the HTIT License Agreement that are recognized on a cumulative basis when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, through the expected product submission date of June 2023, using the input method.

Revenues were $666,000 for the three month periods ended March 31, 2022 and March 31, 2021.

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

There was no cost of revenues for the three month periods ended March 31, 2022 and March 31, 2021.

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

Research and development expenses for the three month period ended March 31, 2022 decreased by 5% to $5,836,000, compared to $6,168,000 for the three month period ended March 31, 2021. The decrease was mainly due to higher in process research and development costs of Oravax recognized in the first quarter of 2021 and a decrease in expenses related to our Phase 3 clinical trials, which involved higher expenses upon commencement, partially offset by an increase in stock-based compensation expenses. Stock-based compensation expenses for the three month period ended March 31, 2022 were $562,000, compared to $271,000 during the three month period ended March 31, 2021. This increase was mainly due to equity awards granted to employees in the first quarter of 2022 and a grant to an employee in September 2021.

Government grants

In the three month periods ended March 31, 2022 and March 31, 2021, we did not recognize any research and development grants. As of March 31, 2022, we had incurred liabilities to pay royalties to the Israel Innovation Authority of the Israeli Ministry of Economy and Industry of $169,000.

Sales and Marketing expenses

Sales and marketing expenses include the salaries and related expenses of our commercial functions, consulting costs and other general costs. We anticipate that our commercial activities will increase in the future towards and following potential approval of our planned BLA submission for ORMD-0801.

Sales and marketing expenses for the three month period ended March 31, 2022 were $590,000, compared to no expenses for the three month period ended March 31, 2021. The increase was mainly due to stock-based compensation expenses, salary related expenses and consulting expenses. Stock-based compensation costs for the three month period ended March 31, 2022 were $364,000, compared to no stock-based compensation expenses during the three month period ended March 31, 2021. This increase was mainly due to equity awards granted to an employee during fiscal year 2021.

General and Administrative expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, travel expenses, business development costs, insurance expenses and other general costs.

General and administrative expenses for the three month period ended March 31, 2022 increased by 398% to $5,492,000, compared to $1,102,000 for the three month period ended March 31, 2021. The increase was mainly due to an increase in stock-based compensation expenses and legal expenses as well as public relations and investor relations expenses. Stock-based compensation costs for the three month period ended March 31, 2022 were $3,103,000, compared to $377,000 for the three month period ended March 31, 2021. This increase was mainly due to equity awards granted to directors, officers and employees.

Financial income (expense), net

Net financial income was $544,000 for the three month period ended March 31, 2022, compared to $541,000 for the three month period ended March 31, 2021.

Liquidity and capital resources

From inception through March 31, 2022, we have incurred losses in an aggregate amount of $136,945,000. During that period and through March 31, 2022, we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of $244,394,000, net of transaction costs. During that period, we also received cash consideration of $27,938,000 from the exercise of warrants and options. We expect to seek to obtain additional financing through similar sources in the future, as needed. As of March 31, 2022, we had $27,967,000 of available cash, $131,519,000 of short-term and long-term bank deposits and $9,230,000 of marketable securities.

From inception through March 31, 2022, we have not generated significant revenues from our operations. Management continues to evaluate various financing alternatives for funding future research and development activities and general and administrative expenses through fundraising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of future third party investments. Based on our current cash resources and commitments, we believe we will be able to maintain our current planned development activities and the corresponding level of expenditures for at least the next 12 months, although no assurance can be given that we will not need additional funds prior to such time.

If there are unexpected increases in our operating expenses, we may need to seek additional financing during the next 12 months. Successful completion of our development programs and our transition to normal operations is dependent upon obtaining necessary regulatory approvals from the FDA prior to selling our products within the United States, obtaining foreign regulatory approvals to sell our products internationally, or entering into licensing agreements with third parties. There can be no assurance that we will receive regulatory approval of any of our product candidates, and a substantial amount of time may pass before we achieve a level of revenues adequate to support our operations, if at all. We also expect to incur substantial expenditures in connection with the regulatory approval process for each of our product candidates during their respective developmental periods. Obtaining marketing approval will be directly dependent on our ability to implement the necessary regulatory steps required to obtain marketing approval in the United States and in other countries. We cannot predict the outcome of these activities.

As of March 31, 2022, our total current assets were $143,562,000 and our total current liabilities were $6,324,000. On March 31, 2022, we had a working capital surplus of $137,238,000 and an accumulated loss of $136,945,000. As of December 31, 2021, our total current assets were $147,937,000 and our total current liabilities were $7,368,000. On December 31, 2021, we had a working capital surplus of $140,569,000 and an accumulated loss of $126,520,000. The decrease in working capital from December 31, 2021 to March 31, 2022 was mainly due to a decrease in short term deposits.

During the three month period ended March 31, 2022, cash and cash equivalents were $27,967,000, compared to $27,456,000 as of December 31, 2021. The decrease was mainly due to the reasons described below.

Operating activities used cash of $9,125,000 in the three month period ended March 31, 2022, compared to $3,682,000 used in the three month period ended March 31, 2021. Cash used in operating activities primarily consisted of research and development, sales and marketing and general and administrative expenses and changes in accounts payable and accrued expenses, partially offset by changes in stock-based compensation.

Investing activities provided cash of $7,359,000 in the three month period ended March 31, 2022, compared to cash provided from investing activities of $10,753,000 in the three month period ended March 31, 2021. Cash provided by investing activities in the three month period ended March 31, 2022 consisted primarily of the proceeds of short-term deposits and held to maturity securities. Cash provided by investing activities in the three month period ended March 31, 2021 consisted primarily of the proceeds of short-term deposits and held to maturity securities, offset by the purchase of bonds held to maturity.

Financing activities provided cash of $2,292,000 in the three month period ended March 31, 2022, compared to $29,032,000 provided in the three month period ended March 31, 2021. Cash provided by financing activities consisted primarily of proceeds from the issuance of our common stock.

On September 1, 2021, we entered into a controlled equity offering agreement, or the Cantor Equity Distribution Agreement, with Cantor Fitzgerald & Co., as agent, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100,000,000, through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to our effective shelf registration statement on Form S-3 including a prospectus dated July 26, 2021 and prospectus supplement dated September 1, 2021. We paid the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the Cantor Equity Sales Agreement. As of May 12, 2022, 841,638 shares were issued under the Cantor Equity Distribution Agreement for aggregate net proceeds of $15,275,000.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the quarter ended March 31, 2022. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6 - EXHIBITS

Number	Exhibit

10.1*	Representative Form of Indemnification Agreements between Oramed Pharmaceuticals Inc. and each of our directors and officers.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Date: May 12, 2022	By:	/s/ Nadav Kidron
Nadav Kidron
President and Chief Executive Officer

Date: May 12, 2022	By:	/s/ David Silberman
David Silberman
Chief Financial Officer
(Principal Financial and Accounting Officer)