Form 10-Q
period 2022-06-30
ORAMED PHARMACEUTICALS INC.
filed 2022-08-10
CIK 1176309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☐    No ☒

As of August 10, 2022, there were 38,827,081 shares of the issuer’s common stock, $0.012 par value per share, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

On February 28, 2022, the Board of Directors approved a change of the Company’s fiscal year from the period beginning on September 1 and ending on August 31 to the period beginning on January 1 and ending on December 31. As a result, the Company filed a transition report on Form 10-Q with the Securities and Exchange Commission on March 30, 2022 that included financial information for the transition period from September 1, 2021 through December 31, 2021. Subsequent to that report, the Company’s fiscal year now begins on January 1 and ends on December 31. This Quarterly Report on Form 10-Q is the Company’s second quarterly report in its new fiscal year, and reports financial results for the three and six month periods ended June 30, 2022.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and the “Company” mean Oramed Pharmaceuticals Inc. and our wholly-owned subsidiaries, unless otherwise indicated. All dollar amounts refer to U.S. Dollars unless otherwise indicated.

On June 30, 2022, the exchange rate between the New Israeli Shekel, or NIS, and the dollar, as quoted by the Bank of Israel, was NIS 3.5 to $1.00. Unless indicated otherwise by the context, statements in this Quarterly Report on Form 10-Q that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

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

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	June 30,	December 31,
	2022	2021
Assets
CURRENT ASSETS:
Cash and cash equivalents	$29,892	$27,456
Short-term deposits	97,395	111,077
Marketable securities	6,625	7,747
Prepaid expenses and other current assets	958	1,657
Total current assets	134,870	147,937

LONG-TERM ASSETS:
Long-term deposits	25,209	25,094
Marketable securities	684	3,875
Amounts funded in respect of employee rights upon retirement	23	26
Property and equipment, net	429	388
Operating lease right-of-use assets	1,076	500
Total long-term assets	27,421	29,883
Total assets	$162,291	$177,820

Liabilities and stockholders’ equity

CURRENT LIABILITIES:
Accounts payable, accrued expenses and other liabilities	$3,481	$4,535
Deferred revenues	2,703	2,703
Payable to related parties	1	-
Operating lease liabilities	233	130
Total current liabilities	6,418	7,368

LONG-TERM LIABILITIES:
Long-term deferred revenues	2,000	3,340
Employee rights upon retirement	21	22
Provision for uncertain tax position	11	11
Operating lease liabilities	744	370
Other liabilities	60	99
Total long-term liabilities	2,836	3,842

COMMITMENTS (note 2)

Equity
EQUITY ATTRIBUTABLE TO COMPANY’S STOCKHOLDERS:
Common stock, $0.012 par value (60,000,000 authorized shares; 38,564,016 and 38,158,792 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	463	459
Additional paid-in capital	300,712	292,514
Accumulated deficit	(147,478)	(126,520)
Total stockholders’ equity	153,697	166,453
Non-controlling interests	(660)	157
Total equity	153,037	166,610
Total liabilities and equity	$162,291	$177,820

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
REVENUES	$1,340	1,340	$674	674
RESEARCH AND DEVELOPMENT EXPENSES	15,015	9,366	9,179	3,198
SALES AND MARKETING EXPENSES	970	-	380	-
GENERAL AND ADMINISTRATIVE EXPENSES	8,024	3,028	2,532	1,926
OPERATING LOSS	22,669	11,054	11,417	4,450

FINANCIAL INCOME, NET	894	1,082	350	541
NET LOSS FOR THE PERIOD	$21,775	9,972	$11,067	3,909
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	817	485	534	92
NET LOSS ATTRIBUTABLE TO STOCKHOLDERS	20,958	9,487	10,533	3,817
LOSS PER SHARE
BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	$0.54	$0.32	$0.27	$0.12
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	38,732,636	29,347,635	38,795,318	30,716,982

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands

(UNAUDITED)

	Common Stock			Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$		capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF DECEMBER 31, 2021	38,158	$459		$292,514	$(126,520)	$166,453	$157	$166,610
CHANGES DURING THE SIX MONTH PERIOD ENDED JUNE 30, 2022:
ISSUANCE OF COMMON STOCK, NET	277	3		2,965	-	2,968	-	2,968
EXERCISE OF WARRANTS AND OPTIONS	4	(*	)	-	-	(* )	-	(* )
STOCK-BASED COMPENSATION	125	1		5,910	-	5,911	-	5,911
TAX WITHHOLDINGS RELATED TO STOCK-BASED COMPENSATION SETTLEMENTS	-	-		(677)	-	(677)	-	(677)
NET LOSS	-	-		-	(20,958)	(20,958)	(817)	(21,775)
BALANCE AS OF JUNE 30, 2022	38,564	$463		$300,712	$(147,478)	$153,697	$(660)	$153,037

(*)	Less than $1

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF DECEMBER 31, 2020	26,660	$320	$138,587	$(99,938)	$38,969	$-	$38,969
CHANGES DURING THE SIX MONTH PERIOD ENDED JUNE 30, 2021:
ISSUANCE OF COMMON STOCK, NET	4,287	51	47,089	-	47,140	-	47,140
EXERCISE OF WARRANTS AND OPTIONS	1,566	19	10,393	-	10,412	-	10,412
STOCK-BASED COMPENSATION	-	-	1,616	-	1,616	-	1,616
ASSET ACQUISITION	-	-	1,045	-	1,045	1,495	2,540
NET LOSS	-	-	-	(9,487)	(9,487)	(485)	(9,972)
BALANCE AS OF JUNE 30, 2021	32,513	$390	$198,730	$(109,425)	$89,695	$1,010	$90,705

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands

(UNAUDITED)

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF MARCH 31, 2022	38,564	$463	$298,831	$(136,945)	$162,349	$(126)	$162,223
CHANGES DURING THE THREE MONTH PERIOD ENDED JUNE 30, 2022:
ISSUANCE OF COMMON STOCK, NET	-	-	(1)	-	(1)	-	(1)
STOCK-BASED COMPENSATION	-	-	1,882	-	1,882	-	1,882
NET LOSS	-	-	-	(10,533)	(10,533)	(534)	(11,067)
BALANCE AS OF JUNE 30, 2022	38,564	$463	$300,712	$(147,478)	$153,697	$(660)	$153,037

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF MARCH 31, 2021	29,947	$359	$169,272	$(105,608)	$64,023	$1,102	$65,125
CHANGES DURING THE THREE MONTH PERIOD ENDED JUNE 30, 2021:
ISSUANCE OF COMMON STOCK, NET	2,022	24	24,809	-	24,833	-	24,833
EXERCISE OF WARRANTS AND OPTIONS	544	7	3,680	-	3,687	-	3,687
STOCK-BASED COMPENSATION			969	-	969	-	969
NET LOSS	-	-	-	(3,817)	(3,817)	(92)	(3,909)
BALANCE AS OF JUNE 30, 2021	32,513	$390	$198,730	$(109,425)	$89,695	$1,010	$90,705

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(UNAUDITED)

	Six months ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,775)	$(9,972)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	26	54
Non-cash expense for acquired in-process research and development	-	1,040
Exchange differences and interest on deposits and held to maturity bonds	(319)	(120)
Changes in fair value of investments	375	(914)
Stock-based compensation	5,911	1,616
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	699	393
Accounts payable, accrued expenses and related parties	(1,054)	930
Net changes in operating lease	(99)	-
Deferred revenues	(1,340)	(1,340)
Liability for employee rights upon retirement	(1)	-
Other liabilities	(38)	(37)
Total net cash used in operating activities	(17,615)	(8,350)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of held to maturity securities	-	(8,593)
Purchase of short-term deposits	(107,000)	-
Proceeds from sale of short-term deposits	121,000	9,500
Proceeds from maturity of held to maturity securities	3,786	4,895
Proceeds from sale of mutual funds	-	3,029
Funds in respect of employee rights upon retirement	3	-
Purchase of property and equipment	(67)	(37)
Total net cash provided by investing activities	17,722	8,794
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	2,968	47,140
Proceeds from exercise of warrants and options	-	10,412
Tax withholdings related to stock-based compensation settlements	(677)	-
Total net cash provided by financing activities	2,291	57,552
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	38	(4)

INCREASE IN CASH AND CASH EQUIVALENTS	2,436	57,992

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,456	21,630
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,892	$79,622

(A) SUPPLEMENTARY DISCLOSURE ON CASH FLOWS -
Interest received	$739	$362
(B) SUPPLEMENTARY DISCLOSURE ON CASH FLOWS -
Recognition of operating lease right of use assets and liabilities	$678	$-
(C) ASSET ACQUISITION TRANSACTION (see note 8) -
In-process research and development	-	1,040
Note receivable from Akers	-	1,500
Additional paid in capital	-	(1,045)
Non-controlling interests	$-	$(1,495)

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

On July 30, 2019, the Subsidiary incorporated a wholly-owned subsidiary in Hong Kong, Oramed HK Limited (the “Hong Kong Subsidiary”). As of June 30, 2022, the Hong Kong Subsidiary has no operations.

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

In addition to the foregoing, based on the Company’s current assessment, the Company does not expect any material impact on its development timeline and its liquidity due to the worldwide spread of COVID-19. However, the Company has experienced approximately six months of delays in clinical trials due to slow-downs of recruitment for trials generally. The Company may experience further delays if the pandemic worsens and continues for an extended period of time and it is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented by governments to combat the virus throughout the world.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

b.	Loss per common share

Basic and diluted net loss per share of common stock are computed by dividing the net loss attributable to stockholders for the period by the weighted average number of shares of common stock outstanding for each period, including vested restricted stock units (“RSUs”). Outstanding stock options, warrants and unvested RSUs have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for all periods presented. The weighted average number of common stock options, warrants and RSUs excluded from the calculation of diluted net loss was 3,470,361 and 5,292,034 for the six month periods ended June 30, 2022 and June 30, 2021, respectively, and 3,477,121 and 5,102,392 for the three month periods ended June 30, 2022 and June 30, 2021, respectively.

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

As of June 30, 2022, an aggregate amount of $22,382 was allocated to the HTIT License Agreement, all of which were received through the balance sheet date. Through June 30, 2022, the Company has recognized revenue associated with this agreement in the aggregate amount of $17,679, of which $674 was recognized in the quarter ended June 30, 2022, and deferred the remaining amount of $4,703, which is presented as deferred revenues on the condensed consolidated balance sheet.

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

As part of this agreement, the Subsidiary entered into a patent transfer agreement (the “Patent Transfer Agreement”), according to which the Subsidiary assigned to Entera all of its rights to a patent application related to the oral administration of proteins that it has licensed to Entera since August 2010, in return for royalties of 3% of Entera’s net revenues and a license back of that patent application for use in respect of diabetes and influenza. As of June 30, 2022, Entera had not paid any royalties to the Subsidiary. On December 11, 2018, Entera announced that it had entered into a research collaboration and license agreement with Amgen, Inc. (“Amgen”). To the extent that the license granted to Amgen results in net revenues as defined in the Patent Transfer Agreement, the Subsidiary will be entitled to the aforementioned royalties. As part of a consulting agreement with a third party dated February 15, 2011, the Subsidiary is obliged to pay this third party royalties of 8% of the net royalties received in respect of the patent that was sold to Entera in March 2011.

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

As of June 30, 2022, the Company has received milestone payments in an aggregate amount of $20,500 as follows: the initial payment of $3,000 was received in January 2016. Following the achievement of certain milestones, the second and third payments of $6,500 and $4,000, respectively, were received in July 2016, the fourth milestone payment of $4,000 was received in October 2016 and the fifth milestone payment of $3,000 was received in January 2019.

On August 21, 2020, the Company received a letter from HTIT, disputing certain pending payment obligations of HTIT under the TLA. The payment obligation being disputed is $6,000, out of which only an amount of $2,000 has been received and has been included in deferred revenue in each of the consolidated balance sheets as of June 30, 2022 and December 31, 2021. The Company wholly disputes the claims made by HTIT and has been engaged in discussions and exchanges with HTIT in an attempt to clarify and resolve disagreements between the parties regarding milestone payments and work plan implementation.

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

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 2 - COMMITMENTS (continued):

c.	On December 18, 2017, the Subsidiary entered into an agreement with a vendor for the process development and production of one of its oral capsule ingredients in the amount of $2,905 that will be paid over the term of the engagement and based on the achievement of certain development milestones, of which $1,592 was recognized in research and development expenses through June 30, 2022.

d.	On September 2, 2020 (effective as of January 15, 2020), the Subsidiary entered into a CRO Services Agreement with a third party to retain it as a clinical research organization (“CRO”) for the Subsidiary’s phase 3 clinical trial for its oral insulin. The CRO Services Agreement was amended effective May 26, 2022 and as consideration for its services, the Subsidiary will pay the CRO a total amended amount of $22,684 during the term of the engagement and based on achievement of certain milestones, of which $14,536 was recognized in research and development expenses through June 30, 2022.

e.	On September 16, 2020 (effective as of January 15, 2020), the Subsidiary entered into a CRO Services Agreement with a third party to retain it as a CRO for the Subsidiary’s phase 3 clinical trial for its oral insulin. The CRO Services Agreement was amended effective May 26, 2022 and as consideration for its services, the Subsidiary will pay the CRO a total amended amount of $15,796 during the term of the engagement and based on achievement of certain milestones, of which $6,639 was recognized in research and development expenses through June 30, 2022.

f.	On December 2, 2021, the Subsidiary entered into an addendum (the “Addendum”) to the current lease agreement for its facilities in Israel. The Addendum refers to the lease of an additional space of 264 square meters for a period of 60 months commencing February 1, 2022. The Subsidiary has the option to extend the period for another 60 months. The annual lease payment, including management fees, is approximately NIS 435 (approximately $124). As security for its obligation under the Addendum, the Company provided a bank guarantee in an amount equal to three monthly lease payments. For accounting purposes, the lease commenced on February 1, 2022 as the Subsidiary did not have access to the space until that date.

g.	Grants from the Israel Innovation Authority (“IIA”)

Under the terms of the Company’s funding from the IIA, royalties of 3% are payable on sales of products developed from a project so funded, up to a maximum amount equaling 100%-150% of the grants received (dollar linked) with the addition of interest at an annual rate based on LIBOR.

At the time the grants were received, successful development of the related projects was not assured. The total amount received through June 30, 2022 was $2,207 ($2,524 including interest).

As of June 30, 2022, the liability to the IIA was $169.

The royalty expenses which are related to the funded project were recognized in cost of revenues in the relevant periods.

h.	Legal expenses

Following the Company’s 2019 annual meeting of stockholders, a complaint was filed in the Court of Chancery of the State of Delaware against the Company and the members of the Board of Directors. On April 27, 2022, the Court of Chancery of the State of Delaware approved the terms of a settlement between the Company and the plaintiff in the complaint, awarding the plaintiff an amount of $850 in attorneys’ fees, which was paid on April 28, 2022 and included in general and administrative expenses in the first quarter of 2022. All other details of the settlement were previously agreed by the parties and acted upon at the Company’s 2021 annual meeting of stockholders.

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

As of June 30, 2022, the assets measured at fair value are comprised of equity securities (Level 1). The fair value of held to maturity bonds as presented in note 4 was based on a Level 2 measurement.

As of June 30, 2022, the carrying amounts of cash equivalents, short-term deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.

As of June 30, 2022, the carrying amounts of long-term deposits approximate their fair values due to the stated interest rates which approximate market rates.

The amounts funded in respect of employee rights are stated at cash surrender value which approximates its fair value.

NOTE 4 - MARKETABLE SECURITIES:

The Company’s marketable securities include investments in equity securities of D.N.A and Entera and in held to maturity bonds.

a.	Composition:

	June 30, 2022	December 31, 2021
Short-term:
D.N.A (see b below)	$669	$863
Entera (see c below)	156	337
Held to maturity bonds (see d below)	5,800	6,547
	$6,625	$7,747
Long-term:
Held to maturity bonds (see d below)	$684	$3,875
	$7,309	$11,622

b.	D.N.A

The D.N.A ordinary shares are traded on the Tel Aviv Stock Exchange. The fair value of those securities is measured at the quoted prices of the securities on the measurement date.

As of June 30, 2022, the Company owns approximately 1.4% of D.N.A’s outstanding ordinary shares.

The cost of the securities as of both June 30, 2022 and December 31, 2021 was $595.

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

d.	Held to maturity securities

The amortized cost and estimated fair value of held to maturity securities as of June 30, 2022, were as follows:

	June 30, 2022
	Amortized cost	Gross unrealized gains (losses)	Estimated fair value	Average yield to maturity rate
Short-term:
Commercial bonds	$5,747	$(130)	$5,617	1.03%
Accrued interest	53	-	53

Long-term	672	(38)	634	0.75%
Accrued interest	12	-	12
	$6,484	$(168)	$6,316

The amortized cost and estimated fair value of held to maturity securities as of December 31, 2021, were as follows:

	December 31, 2021
	Amortized cost	Gross unrealized gains (losses)	Estimated fair value	Average yield to maturity rate
Short-term:
Commercial bonds	$6,432	$(115)	$6,317	1.37%
Accrued interest	115	-	115

Long-term	3,875	(29)	3,846	1.20%
	$10,422	$(144)	$10,278

Held to maturity securities which will mature during the 12 months from the balance sheet date are included in short-term marketable securities. Held to maturity securities with maturity dates of more than one year are considered long-term marketable securities.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 5 - STOCKHOLDERS’ EQUITY:

1.	On September 1, 2021, the Company entered into a controlled equity offering agreement (the “Cantor Equity Distribution Agreement”) with Cantor Fitzgerald & Co., as agent, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100,000, through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to our effective shelf registration statement on Form S-3 including a prospectus dated July 26, 2021 and prospectus supplement dated September 1, 2021. The Company paid the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the Cantor Equity Distribution Agreement. As of June 30, 2022, 841,638 shares were issued under the Cantor Equity Distribution Agreement for aggregate net proceeds of $15,275. As of August 10, 2022, 1,061,363 shares were issued under the Cantor Equity Distribution Agreement for aggregate net proceeds of $17,233.

2.	On November 3, 2021, the Company entered into a securities purchase agreement with several institutional and accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell, in a registered direct offering (the “Offering”), an aggregate of 2,000,000 shares of the Company’s common stock to the Purchasers for an offering price of $25.00 per share. The closing of the sale of the shares occurred on November 5, 2021. The net proceeds to the Company from the Offering, after deducting the placement agent’s fees and expenses and the Company’s Offering expenses, were approximately $46,375.

3.	The following are the significant stock options transactions with employees and board members made during the six months ended June 30, 2022:

a.	On January 3, 2022, the Company granted an aggregate of 150,000 shares of the Company’s common stock to its President and Chief Executive Officer. The total fair value of these shares on the date of grant was $2,084, using the quoted closing market share price of $13.89 on the Nasdaq Capital Market on the date of grant.

b.	On January 3, 2022, the Company granted an aggregate of 207,500 RSUs representing a right to receive shares of the Company’s common stock to the Company’s employees and members of the Board of Directors as follows: 63,000 to the President and Chief Executive Officer; 42,000 to the Chief Scientific Officer; 21,000 to the Chief Operating and Business Officer, 19,000 to the Chief Financial Officer and Treasurer, 19,000 to the Chief Commercial Officer, 18,000 to the Chief Legal Officer and Secretary (effective as of the time his employment with the Company commenced on January 9, 2022), an aggregate of 24,000 to four board members and 1,500 to an employee. The RSUs will vest in four equal annual instalments on each of January 1, 2023, 2024, 2025 and 2026. The total fair value of these RSUs on the date of grant was $2,849, using the quoted closing market share price of $13.89 on the Nasdaq Capital Market on the date of grant and $12.03 for the Chief Legal Officer’s grant (equivalent to the closing price of the Company’s common stock on January 10, 2022 which represents the first trading date after his employment with the Company commenced).

c.	On January 3, 2022, the Company granted options to purchase an aggregate of 321,500 shares of the Company’s common stock to the Company’s employees and board members at an exercise price of $13.89 per share (equivalent to the closing price of the Company’s common stock on the date of grant) as follows: 107,000 to the President and Chief Executive Officer; 72,000 to the Chief Scientific Officer; 36,000 to the Chief Operating and Business Officer, 32,000 to the Chief Financial Officer and Treasurer and 32,000 to the Chief Commercial Officer, an aggregate of 40,000 to four board members and 2,500 to an employee. The options will vest in four equal annual instalments on each of January 1, 2023, 2024, 2025 and 2026. These options expire on January 3, 2032. The fair value of all these options on the date of grant was $2,630, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $13.89; dividend yield of 0% for all years; expected volatility of 63.05%; risk-free interest rates of 1.46%; and expected term of 6.25 years.

d.	On January 3, 2022, the Company granted options to purchase an aggregate of 30,000 shares of the Company’s common stock to the Company’s Chief Legal Officer and Secretary (effective as of the time his employment with the Company commenced on January 9, 2022), at an exercise price of $12.03 per share (equivalent to the closing price of the Company’s common stock on January 10, 2022 which represents the first trading date after his employment with the Company commenced). The options will vest in four equal annual instalments on each of January 1, 2023, 2024, 2025 and 2026. These options expire on January 3, 2032. The fair value of all these options on the date of grant was $214, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $12.03; dividend yield of 0% for all years; expected volatility of 63.22%; risk-free interest rates of 1.60%; and expected term of 6.25 years.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 5 - STOCKHOLDERS’ EQUITY (continued):

e.	On May 2, 2022, the Company granted 4,500 RSUs representing a right to receive shares of the Company’s common stock to Mr. Yadin Rozov, a member of the Company’s board of directors. The RSUs will vest in four equal annual instalments on each of May 2, 2023, 2024, 2025 and 2026. The total fair value of these RSUs on the date of grant was $23, using the quoted closing market share price of $5.14 on the Nasdaq Capital Market on the last trading day before the date of grant.

f.	On May 2, 2022, the Company granted options to purchase an aggregate of 7,500 shares of the Company’s common stock to Mr. Yadin Rozov, a member of the Company’s board of directors, at an exercise price of $5.14 per share (equivalent to the closing price of the Company’s common stock on the last trading day before the date of grant). The options will vest in four equal annual instalments on each of May 2, 2023, 2024, 2025 and 2026. These options expire on May 2, 2032. The fair value of all these options on the date of grant was $24, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $5.14; dividend yield of 0% for all years; expected volatility of 65.26%; risk-free interest rates of 3.03% and expected term of 6.26 years.

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

The Company has various operating leases for office space and vehicles that expire through 2027. Below is a summary of our operating right-of-use assets and operating lease liabilities as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Operating right-of-use assets	$1,076	$500

Operating lease liabilities, current	233	130
Operating lease liabilities long-term	744	370
Total operating lease liabilities	$977	$500

Lease payments for the Company’s right-of-use assets over the remaining lease periods as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
2022	$141	$155
2023	274	140
2024	274	140
2025	213	93
2026	124	-
2027	10	-
Total undiscounted lease payments	1,036	528
Less: Interest*	(59)	(28)
Present value of lease liabilities	$977	$500

*	Future lease payments were discounted by 3% interest rate.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 7 - RELATED PARTY TRANSACTIONS:

On July 1, 2008, the Subsidiary entered into two consulting agreements with KNRY Ltd. (“KNRY”), an Israeli company owned by the Chief Scientific Officer, whereby the President and Chief Executive Officer and the Chief Scientific Officer, through KNRY, provide services to the Company (the “Consulting Agreements”). The Consulting Agreements are both terminable by either party upon 140 days prior written notice. The Consulting Agreements, as amended, provide that KNRY will be reimbursed for reasonable expenses incurred in connection with the performance of the Consulting Agreements and that the monthly consulting fee paid to the President and Chief Executive Officer and the Chief Scientific Officer is NIS 146,705 ($42) and NIS 106,400 ($30), respectively.

In addition to the Consulting Agreements, based on a relocation cost analysis, the Company pays for certain direct costs, related taxes and expenses incurred in connection with the relocation of the President and Chief Executive Officer to the U.S. During the six months ended June 30, 2022, such relocation expenses were $190, compared to $186 for the six months ended June 30, 2021.

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

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 9 – SUBSEQUENT EVENTS

1.	On July 28, 2022, the Company granted an aggregate of 404,100 RSUs representing a right to receive shares of the Company’s common stock to the Company’s executive officers, employees and board members. The RSUs granted to certain employees, executive officers and board members will vest in three equal annual instalments on each of January 1, 2024, 2025 and 2026 and the RSUs granted to certain employees will vest in three equal annual instalments on each of January 1, 2023, 2024 and 2025. The total fair value of these RSUs on the date of grant was $3,423, using the quoted closing market share price of $8.47 on the Nasdaq Capital Market on the date of grant.

2.	On July 28, 2022, the Company granted 34,000 shares of the Company’s common stock to each of the Company’s President and Chief Executive Officer and Chief Scientific Officer. These shares vested in full on August 1, 2022. The total fair value of these shares on the date of grant was $576, using the quoted closing market share price of $8.47 on the Nasdaq Capital Market on the date of grant.

3.	On July 28, 2022, the Company granted an aggregate of 175,500 performance based RSUs (“PSUs”) representing a right to receive shares of the Company’s common stock to the Company’s executive officers. The PSUs will vest in two instalments upon achievement of the following milestones: (i) two thirds shall vest upon receipt of positive topline data in the first oral insulin Phase 3 clinical trial (675 patients in the U.S. under protocol ORA-D-013-1); and (ii) one third shall vest upon completion of enrollment of the second oral insulin Phase 3 clinical trial (450 patients in the U.S., E.U. and Israel under protocol ORA-D-013-2) by June 30, 2023. The total fair value of these PSUs on the date of grant was $1,486, using the quoted closing market share price of $8.47 on the Nasdaq Capital Market on the date of grant.

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

Overview of Operations

We are a pharmaceutical company currently engaged in the research and development of innovative pharmaceutical solutions with a technology platform that delivers protein orally instead of by injection. Our first drug candidate is an oral insulin capsule to be used for the treatment of type 2 diabetes. We utilize clinical research organizations, or CROs, to conduct our clinical trials.

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

Oral Insulin

Our proprietary flagship product, an orally ingestible insulin capsule, or ORMD-0801, allows insulin to travel from the gastrointestinal tract via the portal vein to the liver, revolutionizing the manner in which insulin is delivered. This novel mode of delivery closely mimics the human body’s delivery of endogenous insulin.

FDA Guidance: In August 2017, the U.S. Food and Drug Administration, or FDA, provided guidance that the regulatory pathway for the submission of candidates like ORMD-0801 would be a BLA. If approved, the BLA pathway would grant us 12 years of marketing exclusivity for ORMD-0801, from the approval date, and an additional six months of exclusivity may be granted to us if the product also receives approval for use in pediatric patients.

Phase 2b Trial: In February 2020, we announced positive topline data from the second and final cohort of our Phase 2b trial. Treatment with ORMD-0801 at all doses demonstrated an excellent safety profile, with no serious drug-related adverse events and with no increased frequency of hypoglycemic episodes or weight gain compared to placebo.

Phase 3 Trial: We are currently conducting two Phase 3 trials concurrently in patients with type 2 diabetes, or T2D. These trials involve about 1,125 patients to provide evidence of ORMD-0801’s safety and efficacy in T2D patients over a treatment period of 6 to 12 months. A geographically diverse patient population is being recruited from multiple sites throughout the United States, Europe, United Kingdom and Israel. Our Phase 3 trial is composed of two protocols:

ORA-D-013-1: This trial is currently being conducted on T2D patients with inadequate glycaemic control who are currently on two or three oral glucose-lowering agents. This U.S. trial was designed to recruit 675 patients from over 90 clinical sites located throughout the U.S. Patients were randomized 1:1:1 in this double-dummy trial into cohorts of: 8 mg ORMD-0801 once-daily at night and placebo 45 minutes before breakfast; 8 mg ORMD-0801 twice-daily, at night and 45 minutes before breakfast; and placebo twice-daily, at night and 45 minutes before breakfast. The primary endpoint of the trial is to evaluate the efficacy of ORMD-0801 compared to placebo in improving glycaemic control as assessed by HbA1c, with a secondary efficacy endpoint of assessing the change from baseline in fasting plasma glucose at 26 weeks. We initiated this trial in December 2020. In May 2022 we completed enrollment, with 710 patients enrolled.

ORA-D-013-2: This trial includes T2D patients with inadequate glycaemic control who are attempting to manage their condition with either diet alone or with diet and metformin. A total of 450 patients are being recruited through 36 sites in the United States and 25 sites in Western Europe and Israel. Patients are being randomized 1:1 into two cohorts dosed with: 8 mg ORMD-0801 at night; and placebo at night. The primary endpoint is to evaluate the efficacy of ORMD-0801 compared to placebo in improving glycaemic control as assessed by HbA1c over a 26-week treatment period, with a secondary efficacy endpoint of assessing the change from baseline in fasting plasma glucose at 26 weeks. We initiated this trial in the United States in March 2021. As of July 2022, 50% of the 450 patients planned for this trial were enrolled and randomized.

We expect to receive the efficacy data from the trials after patients have completed the first 6 months of treatment. Safety will be further monitored as patients will be exposed to the drug over an additional 6 months (total 12 months). Topline efficacy data for the ORA-D-013-1 trial is expected in January 2023 and we anticipate filing a BLA with the FDA in 2024. A BLA would grant us at least 12 years of marketing exclusivity from the date of approval in the United States.

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

NASH trial: In December 2020, we initiated a double blind, placebo controlled clinical trial of our oral insulin capsule, ORMD-0801, for the treatment of NASH in type 2 diabetes. This 30 patient multi-center trial is comprised of five clinical sites: three in the United States and two in Israel. The trial will measure change and percent change in MRI-PDFF from baseline to week 12. In March 2022, we completed patient enrollment. Data from this trial is expected in the third quarter of 2022.

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

In October 2021, Oravax’s oral COVID-19 vaccine received clearance from the South African Health Products Regulatory Authority to initiate a Phase 1 trial and subsequently to commence patient enrollment in a first in human, Phase 1 clinical trial, for its oral COVID-19 vaccine and on December 14, 2021, Oravax screened and enrolled the first participant in a Phase 1 clinical trial of its oral virus-like particle (VLP) COVID-19 vaccine in Johannesburg, South Africa. The trial protocol calls for two cohorts each comprised of 12 participants. The South African Health Products Regulatory Authority (SAPHRA) requires a 42-day safety waiting period once the last patient in Cohort A completes enrollment and dosing, after which Cohort B may commence enrollment and dosing. Due to several factors, including the fact that many volunteers did not qualify during screening due to prior asymptomatic COVID-19 infection and other conditions, the rate of enrollment was slower than anticipated. We added an additional clinical site and we have since completed enrollment and dosing of Cohort A with no safety issues reported thus far and anticipate sharing top-line data in the third quarter of 2022. We expect Cohort B to complete dosing in the third quarter of 2022 as well, with data expected in the fourth quarter of 2022.

On December 29, 2021, Oravax signed a cooperation and purchase agreement for an initial pre-purchase of 10 million doses of oral COVID-19 vaccines with Tan Thanh Holdings to commercialize the vaccine in Southeast Asia.

COVID-19 Impact

We do not expect any material impact on our development timeline and our liquidity due to the worldwide spread of COVID-19. However, we have experienced approximately six months of delays in clinical trials due to slow-downs of recruitment for trials generally. We may experience further delays if the pandemic worsens and continues for an extended period of time and we are continuing to assess the effect on our operations by monitoring the spread of COVID-19 and the actions implemented by governments to combat the virus throughout the world.

Results of Operations

Comparison of six and three month periods ended June 30, 2022 and June 30, 2021

The following table summarizes certain statements of operations data of the Company for the six and three month periods ended June 30, 2022 and June 30, 2021 (in thousands of dollars except share and per share data):

	Six months ended		Three months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues	$1,340	$1,340	$674	$674
Cost of revenues	-	-	-	-
Research and development expenses	15,015	9,366	9,179	3,198
Sales and marketing expenses	970	-	380	-
General and administrative expenses	8,024	3,028	2,532	1,926
Financial income, net	894	1,082	350	541
Taxes on income	-	-	-	-
Net loss for the period	$21,775	$9,972	$11,067	$3,909
Basic and diluted loss per share of common stock	$0.54	$0.32	$0.27	$0.12
Weighted average shares of common stock outstanding used in computing basic and diluted loss per share of common stock	38,732,636	29,347,635	38,795,318	30,716,982

Revenues

Revenues consist of proceeds related to the HTIT License Agreement that are recognized on a cumulative basis when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, through the expected product submission date of June 2023, using the input method.

Revenues were $1,340,000 for the six month periods ended June 30, 2022 and June 30, 2021.

Revenues were $674,000 for the three month periods ended June 30, 2022 and June 30, 2021.

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

There was no cost of revenues for the three and six month periods ended June 30, 2022 and June 30, 2021.

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

Research and development expenses for the six month period ended June 30, 2022 increased by 60% to $15,015,000, compared to $9,366,000 for the six month period ended June 30, 2021. The increase was mainly due to higher expenses related to our Phase 3 clinical trials. Stock-based compensation expenses for the six month period ended June 30, 2022 were $1,136,000, compared to $674,000 during the six month period ended June 30, 2021. This increase was mainly due to equity awards granted to employees in the first quarter of 2022.

Research and development expenses for the three month period ended June 30, 2022 increased by 187% to $9,179,000, compared to $3,198,000 for the three month period ended June 30, 2021. The increase was mainly due higher expenses related to our Phase 3 clinical trials. Stock-based compensation expenses for the three month period ended June 30, 2022 were $574,000, compared to $403,000 during the three month period ended June 30, 2021. This increase was mainly due to equity awards granted to employees in the first quarter of 2022.

Government grants

In the six month periods ended June 30, 2022 and June 30, 2021, we did not recognize any research and development grants. As of June 30, 2022, we had incurred liabilities to pay royalties to the Israel Innovation Authority of the Israeli Ministry of Economy and Industry of $169,000.

Sales and Marketing Expenses

Sales and marketing expenses include the salaries and related expenses of our commercial functions, consulting costs and other general costs. We anticipate that our commercial activities will increase in the future towards and following potential approval of our planned BLA submission for ORMD-0801.

Sales and marketing expenses for the six month period ended June 30, 2022 were $970,000, compared to no expenses for the six month period ended June 30, 2021. The increase was primarily due to stock-based compensation expenses, salary related expenses and consulting expenses, mainly resulting from hiring our Chief Commercial Officer. Stock-based compensation costs for the six month period ended June 30, 2022 were $584,000, compared to no stock-based compensation expenses during the six month period ended June 30, 2021. This increase was mainly due to equity awards granted to an employee during fiscal year 2021 and in the first quarter of 2022.

Sales and marketing expenses for the three month period ended June 30, 2022 were $380,000, compared to no expenses for the three month period ended June 30, 2021. The increase was primarily due to stock-based compensation expenses, salary related expenses and consulting expenses, mainly resulting from hiring our Chief Commercial Officer. Stock-based compensation costs for the three month period ended June 30, 2022 were $220,000, compared to no stock-based compensation expenses during the three month period ended June 30, 2021. This increase was mainly due to equity awards granted to an employee during fiscal year 2021 and in the first quarter of 2022.

General and Administrative Expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, travel expenses, business development costs, insurance expenses and other general costs.

General and administrative expenses for the six month period ended June 30, 2022 increased by 165% to $8,024,000, compared to $3,028,000 for the six month period ended June 30, 2021. The increase was mainly due to increases in stock-based compensation expenses, legal expenses and public relations and investor relations expenses. Stock-based compensation costs for the six month period ended June 30, 2022 were $4,190,000, compared to $944,000 for the six month period ended June 30, 2021. This increase was mainly due to equity awards granted to directors and officers in the first quarter of 2022.

General and administrative expenses for the three month period ended June 30, 2022 increased by 31% to $2,532,000 compared to $1,926,000 for the three month period ended June 30, 2021. The increase was mainly due to increases in stock-based compensation expenses, salaries and related expenses and public relations and investor relations expenses. Stock-based compensation costs for the three month period ended June 30, 2022 were $1,087,000, compared to $568,000 for the three month period ended June 30, 2021. This increase was mainly due to equity awards granted to directors and officers in the first quarter of 2022.

Financial Income, Net

Net financial income was $894,000 for the six month period ended June 30, 2022, compared to $1,082,000 for the six month period ended June 30, 2021. The decrease was mainly due to loss from a revaluation of the shares we hold in Entera and D.N.A., partially offset by interest from short and long-term bank deposits.

Net financial income was $350,000 for the three month period ended June 30, 2022, compared to $541,000 for the three month period ended June 30, 2021. The decrease was mainly due to loss from a revaluation of the shares we hold in Entera and D.N.A., partially offset by interest from short and long-term bank deposits.

Basic and Diluted Loss Per Share of Common Stock

Basic and diluted loss per share of common stock for the six month period ended June 30, 2022 increased by 69% to $0.54, compared to $0.32 for the six month period ended June 30, 2021. The increase in loss was mainly due to the higher net loss together with a higher number of weighted average shares of common stock in the six month period ended June 30, 2022 compared to the six month period ended June 30, 2021.

Basic and diluted loss per share of common stock for the three month period ended June 30, 2022 increased by 125% to $0.27, compared to $0.12 for the three month period ended June 30, 2021. The increase in loss was mainly due to the higher net loss together with a higher number of weighted average shares of common stock in the three month period ended June 30, 2022 compared to the three month period ended June 30, 2021.

Weighted Average Shares of Common Stock Outstanding

Weighted average shares of common stock outstanding for the six month period ended June 30, 2022 were 38,732,636, compared to 29,347,635 for the six month period ended June 30, 2021. The increase was mainly due to shares issued in connection with our controlled equity offering and registered direct offering.

Weighted average shares of common stock outstanding for the three month period ended June 30, 2022 were 38,795,318, compared to 30,716,982 for the three month period ended June 30, 2021. The increase was mainly due to shares issued in connection with our controlled equity offering and registered direct offering.

Liquidity and Capital Resources

From inception through June 30, 2022, we have incurred losses in an aggregate amount of $147,478,000. During that period and through June 30, 2022, we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of $244,393,000, net of transaction costs. During that period, we also received cash consideration of $27,938,000 from the exercise of warrants and options. We expect to seek to obtain additional financing through similar sources in the future, as needed. As of June 30, 2022, we had $29,892,000 of available cash, $122,604,000 of short-term and long-term bank deposits and $7,309,000 of marketable securities.

From inception through June 30, 2022, we have not generated significant revenues from our operations. Management continues to evaluate various financing alternatives for funding future research and development activities and general and administrative expenses through fundraising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of future third party investments. Based on our current cash resources and commitments, we believe we will be able to maintain our current planned development activities and the corresponding level of expenditures for at least the next 12 months, although no assurance can be given that we will not need additional funds prior to such time.

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

As of June 30, 2022, our total current assets were $134,870,000 and our total current liabilities were $6,418,000. On June 30, 2022, we had a working capital surplus of $128,452,000 and an accumulated loss of $147,478,000. As of December 31, 2021, our total current assets were $147,937,000 and our total current liabilities were $7,368,000. On December 31, 2021, we had a working capital surplus of $140,569,000 and an accumulated loss of $126,520,000. The decrease in working capital from December 31, 2021 to June 30, 2022 was mainly due to a decrease in short-term deposits.

During the six month period ended June 30, 2022, cash and cash equivalents were $29,892,000, compared to $27,456,000 as of December 31, 2021. The decrease was mainly due to the reasons described below.

Operating activities used cash of $17,615,000 in the six month period ended June 30, 2022, compared to $8,350,000 used in the six month period ended June 30, 2021. Cash used in operating activities primarily consisted of research and development, sales and marketing and general and administrative expenses and changes in accounts payable and accrued expenses and stock-based compensation expenses.

Investing activities provided cash of $17,722,000 in the six month period ended June 30, 2022, compared to cash provided from investing activities of $8,794,000 in the six month period ended June 30, 2021. Cash provided by investing activities in the six month period ended June 30, 2022 consisted primarily of the proceeds of short-term deposits and held to maturity securities, partially offset by the purchase of short-term deposits. Cash provided by investing activities in the six month period ended June 30, 2021 consisted primarily of the proceeds of short-term deposits, held to maturity securities and mutual funds, partially offset by the purchase of bonds held to maturity.

Financing activities provided cash of $2,291,000 in the six month period ended June 30, 2022, compared to $57,552,000 provided in the six month period ended June 30, 2021. Cash provided by financing activities consisted primarily of proceeds from the issuance of our common stock and from the exercise of warrants and options.

On September 1, 2021, we entered into a controlled equity offering agreement, or the Cantor Equity Distribution Agreement, with Cantor Fitzgerald & Co., as agent, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100,000,000, through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to our effective shelf registration statement on Form S-3 including a prospectus dated July 26, 2021 and prospectus supplement dated September 1, 2021. We paid the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the Cantor Equity Sales Agreement. As of August 10, 2022, 1,061,363 shares were issued under the Cantor Equity Distribution Agreement for aggregate net proceeds of $17,233,000.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the quarter ended June 30, 2022. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6 - EXHIBITS

Number	Exhibit

10.1	Amendment to Oramed Pharmaceuticals Inc. Amended and Restated 2019 Stock Incentive Plan (incorporated by reference from our definitive proxy statement on Schedule 14A filed June 2, 2022).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Date: August 10, 2022	By:	/s/ Nadav Kidron
Nadav Kidron
President and Chief Executive Officer

Date: August 10, 2022	By:	/s/ David Silberman
David Silberman
Chief Financial Officer
(Principal Financial and Accounting Officer)