Form 10-Q
period 2022-09-30
ORAMED PHARMACEUTICALS INC.
filed 2022-11-10
CIK 1176309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐    No ☒

As of November 10, 2022, there were 39,114,736 shares of the issuer’s common stock, $0.012 par value per share, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

On February 28, 2022, the Board of Directors approved a change of the Company’s fiscal year from the period beginning on September 1 and ending on August 31 to the period beginning on January 1 and ending on December 31. As a result, the Company filed a transition report on Form 10-Q with the Securities and Exchange Commission on March 30, 2022 that included financial information for the transition period from September 1, 2021 through December 31, 2021. Subsequent to that report, the Company’s fiscal year now begins on January 1 and ends on December 31. This Quarterly Report on Form 10-Q is the Company’s third quarterly report in its new fiscal year, and reports financial results for the three and nine month periods ended September 30, 2022.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and the “Company” mean Oramed Pharmaceuticals Inc. and our wholly-owned subsidiaries, unless otherwise indicated. All dollar amounts refer to U.S. Dollars unless otherwise indicated.

On September 30, 2022, the exchange rate between the New Israeli Shekel, or NIS, and the dollar, as quoted by the Bank of Israel, was NIS 3.543 to $1.00. Unless indicated otherwise by the context, statements in this Quarterly Report on Form 10-Q that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

i

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Words such as “expects,” “anticipates,” “intends,” “plans,” “planned expenditures,” “believes,” “seeks,” “estimates,” “considers” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Quarterly Report on Form 10-Q. Additionally, statements concerning future matters are forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements include, among other statements, statements regarding the following:

●	the expected development and potential benefits from our products in treating diabetes;

●	the prospects of entering into additional license agreements, or other partnerships or forms of cooperation with other companies or medical institutions;

●	future milestones, conditions and royalties under the license agreement with Hefei Tianhui Incubator of Technologies Co., Ltd., or HTIT, as well as our disagreements with HTIT;

●	expected timing of a clinical trial for the potential Oravax Medical Inc., or Oravax vaccine and its potential to protect against COVID-19;

●	our consideration of ways in which our shareholders could benefit more directly from Oravax, including the potential issuance of some of our shares in Oravax to our shareholders as a dividend;

●	our research and development plans, including pre-clinical and clinical trials plans and the timing of enrollment, obtaining results and conclusion of trials, and our expectation to file a Biologics License Application, or BLA, thereafter;

●	our belief that our technology has the potential to deliver medications and vaccines orally that today can only be delivered via injection;

●	the competitive ability of our technology based product efficacy, safety, patient convenience, reliability, value and patent position;

●	the potential market demand for our products;

●	our expectation that in upcoming years our research and development expenses, net, will continue to be our major expenditure;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses;

●	information with respect to any other plans and strategies for our business; and

●	our expectations regarding the impact of COVID-19, including on our clinical trials and operations.

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

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	September 30,	December 31,
	2022	2021
Assets
CURRENT ASSETS:
Cash and cash equivalents	$33,196	$27,456
Short-term deposits	121,119	111,077
Marketable securities	5,234	7,747
Prepaid expenses and other current assets	623	1,657
Total current assets	160,172	147,937

LONG-TERM ASSETS:
Long-term deposits	2	25,094
Long-term investments	2,700	-
Marketable securities	-	3,875
Amounts funded in respect of employee rights upon retirement	23	26
Property and equipment, net	535	388
Operating lease right-of-use assets	1,005	500
Total long-term assets	4,265	29,883
Total assets	$164,437	$177,820

Liabilities and stockholders’ equity

CURRENT LIABILITIES:
Accounts payable, accrued expenses and other liabilities	$4,205	$4,535
Deferred revenues	2,022	2,703
Payable to related parties	70	-
Operating lease liabilities	228	130
Total current liabilities	6,525	7,368

LONG-TERM LIABILITIES:
Long-term deferred revenues	4,000	3,340
Employee rights upon retirement	21	22
Provision for uncertain tax position	11	11
Operating lease liabilities	672	370
Other liabilities	61	99
Total long-term liabilities	4,765	3,842

COMMITMENTS (note 2)

Equity
EQUITY ATTRIBUTABLE TO COMPANY’S STOCKHOLDERS:
Common stock, $0.012 par value (60,000,000 authorized shares; 39,113,236 and 38,158,792 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	470	459
Additional paid-in capital	307,876	292,514
Accumulated deficit	(154,538)	(126,520)
Total stockholders’ equity	153,808	166,453
Non-controlling interests	(661)	157
Total equity	153,147	166,610
Total liabilities and equity	$164,437	$177,820

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
REVENUES	$2,022	2,022	$682	682
RESEARCH AND DEVELOPMENT EXPENSES	20,362	15,452	5,347	6,086
SALES AND MARKETING EXPENSES	1,433	172	463	172
GENERAL AND ADMINISTRATIVE EXPENSES	11,085	4,937	3,061	1,909
OPERATING LOSS	30,858	18,539	8,189	7,485

FINANCIAL INCOME (EXPENSE), NET	1,930	1,031	1,036	(51)
LOSS BEFORE TAX EXPENSES	28,928	17,508	7,153	7,536
TAX EXPENSES	100	-	100	-
NET LOSS FOR THE PERIOD	$29,028	17,508	$7,253	7,536
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	1,010	764	193	279
NET LOSS ATTRIBUTABLE TO STOCKHOLDERS	28,018	16,744	7,060	7,257
LOSS PER SHARE
BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	$0.72	$0.54	$0.18	$0.21
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	38,856,514	31,097,270	39,100,231	34,539,487

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands

(UNAUDITED)

	Common Stock			Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$		capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF DECEMBER 31, 2021	38,158	$459		$292,514	$(126,520)	$166,453	$157	$166,610
CHANGES DURING THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2022:
ISSUANCE OF COMMON STOCK, NET	770	9		7,336	-	7,345	-	7,345
EXERCISE OF WARRANTS AND OPTIONS	34	(*	)	42	-	42	-	42
STOCK-BASED COMPENSATION	151	2		8,767	-	8,769	-	8,769
STOCK-BASED COMPENSATION OF SUBSIDIARY							192	192
TAX WITHHOLDINGS RELATED TO STOCK-BASED COMPENSATION SETTLEMENTS	-	-		(783)	-	(783)	-	(783)
NET LOSS	-	-		-	(28,018)	(28,018)	(1,010)	(29,028)
BALANCE AS OF SEPTEMBER 30, 2022	39,113	$470		$307,876	$(154,538)	$153,808	$(661)	$153,147

(*)	Less than $1

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF DECEMBER 31, 2020	26,660	$320	$138,587	$(99,938)	$38,969	$-	$38,969
CHANGES DURING THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2021:
ISSUANCE OF COMMON STOCK, NET	5,860	70	74,673	-	74,743	-	74,743
EXERCISE OF WARRANTS AND OPTIONS	3,164	38	21,458	-	21,496	-	21,496
STOCK-BASED COMPENSATION	-	-	2,896	-	2,896	-	2,896
ASSET ACQUISITION	-	-	1,045	-	1,045	1,495	2,540
NET LOSS	-	-	-	(16,744)	(16,744)	(764)	(17,508)
BALANCE AS OF SEPTEMBER 30, 2021	35,684	$428	$238,659	$(116,682)	$122,405	$731	$123,136

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands

(UNAUDITED)

	Common Stock			Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$		capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF JUNE 30, 2022	38,564	$463		$300,712	$(147,478)	$153,697	$(660)	$153,037
CHANGES DURING THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2022:
ISSUANCE OF COMMON STOCK, NET	493	6		4,371	-	4,377	-	4,377
EXERCISE OF WARRANTS AND OPTIONS	30	(*	)	42	-	42	-	42
STOCK-BASED COMPENSATION	26	1		2,857	-	2,858	-	2,858
STOCK-BASED COMPENSATION OF SUBSIDIARY							192	192
TAX WITHHOLDINGS RELATED TO STOCK-BASED COMPENSATION SETTLEMENTS	-	-		(106)	-	(106)	-	(106)
NET LOSS	-	-		-	(7,060)	(7,060)	(193)	(7,253)
BALANCE AS OF SEPTEMBER 30, 2022	39,113	$470		$307,876	$(154,538)	$153,808	$(661)	$153,147

(*)	Less than $1

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF JUNE 30, 2021	32,513	$390	$198,730	$(109,425)	$89,695	$1,010	$90,705
CHANGES DURING THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2021:
ISSUANCE OF COMMON STOCK, NET	1,573	19	27,584	-	27,603	-	27,603
EXERCISE OF WARRANTS AND OPTIONS	1,598	19	11,065	-	11,084	-	11,084
STOCK-BASED COMPENSATION			1,280	-	1,280	-	1,280
NET LOSS	-	-	-	(7,257)	(7,257)	(279)	(7,536)
BALANCE AS OF SEPTEMBER 30, 2021	35,684	$428	$238,659	$(116,682)	$122,405	$731	$123,136

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(UNAUDITED)

	Nine months ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,028)	$(17,508)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	41	69
Non-cash expense for acquired in-process research and development	-	1,040
Exchange differences and interest on deposits and held to maturity bonds	(933)	429
Changes in fair value of investments	494	(732)
Stock-based compensation	8,961	2,896
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,034	128
Accounts payable, accrued expenses and related parties	(330)	1,875
Net changes in operating lease	(105)	-
Deferred revenues	(21)	(2,022)
Liability for employee rights upon retirement	(1)	-
Other liabilities	32	(74)
Total net cash used in operating activities	(19,856)	(13,899)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of held to maturity securities	-	(8,593)
Purchase of short-term deposits	(111,500)	(6,000)
Investment in long-term deposits	-	(25,000)
Proceeds from short-term deposits	128,000	9,500
Proceeds from maturity of held to maturity securities	5,336	6,065
Long-term investments	(2,700)	-
Proceeds from sale of mutual funds	-	3,029
Funds in respect of employee rights upon retirement	3	-
Purchase of property and equipment	(188)	(55)
Total net cash provided by (used in) investing activities	18,951	(21,054)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	7,345	74,743
Proceeds from exercise of warrants and options	42	21,496
Transaction with non-controlling interests	-	1,500
Tax withholdings related to stock-based compensation settlements	(783)	-
Total net cash provided by financing activities	6,604	97,739
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	41	(3)

INCREASE IN CASH AND CASH EQUIVALENTS	5,740	62,783

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,456	21,630
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,196	$84,413

(A) SUPPLEMENTARY DISCLOSURE ON CASH FLOWS -
Interest received	$906	$505
(B) SUPPLEMENTARY DISCLOSURE ON CASH FLOWS -
Recognition of operating lease right of use assets and liabilities	$678	$-
(C) ASSET ACQUISITION TRANSACTION (see note 8) -
In-process research and development	-	1,040
Transaction with non-controlling interests	-	1,500
Additional paid in capital	-	(1,045)
Non-controlling interests	$-	$(1,495)

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

On July 30, 2019, the Subsidiary incorporated a wholly-owned subsidiary in Hong Kong, Oramed HK Limited (the “Hong Kong Subsidiary”). As of September 30, 2022, the Hong Kong Subsidiary has no operations.

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

In addition to the foregoing, based on the Company’s current assessment, the Company does not expect any material impact on its development timeline and its liquidity due to COVID-19. However, the Company has experienced approximately six months of delays in clinical trials due to slow-downs of recruitment for trials generally. The Company may experience further delays if the pandemic worsens and continues for an extended period of time and it is continuing to assess the effect on its operations by monitoring the status of COVID-19.

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

c.	Loss per common share

Basic and diluted net loss per share of common stock are computed by dividing the net loss attributable to stockholders for the period by the weighted average number of shares of common stock outstanding for each period, including vested restricted stock units (“RSUs”). Outstanding stock options, warrants and unvested RSUs have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for all periods presented. The weighted average number of common stock options, warrants and RSUs excluded from the calculation of diluted net loss was 3,557,200 and 4,736,797 for the nine month periods ended September 30, 2022 and September 30, 2021, respectively, and 3,715,540 and 3,644,428 for the three month periods ended September 30, 2022 and September 30, 2021, respectively.

d.	Revenue recognition

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

As of September 30, 2022, an aggregate amount of $22,382 was allocated to the HTIT License Agreement, all of which were received through the balance sheet date. Through September 30, 2022, the Company has recognized revenue associated with this agreement in the aggregate amount of $18,361, of which $682 was recognized in the quarter ended September 30, 2022, and deferred the remaining amount of $4,022, which is presented as deferred revenues on the condensed consolidated balance sheet.

On September 1, 2022, the Company entered into a non-binding memorandum of agreement (“MOA”) with Medicox Co., Ltd. (“Medicox”) setting out basic commercial understandings between the parties that would form the basis of a definitive distribution license agreement that would grant Medicox the exclusive right and license to apply for regulatory approval for and distribute the Company’s proprietary ORMD-0801 product, currently in development, in the Republic of Korea for a period of ten years, subject to complying with agreed distribution targets. The definitive agreement would include a transfer price per capsule, as well as milestone and royalty payments upon achievement of certain targets and events. The MOA includes an undertaking by the Company that it will not engage in negotiations with or enter into any agreement with a third party for the grant of distribution and license rights to the Company’s proprietary ORMD-0801 product in the Republic of Korea until December 15, 2022. In consideration for this undertaking, Medicox has made a non-refundable payment of $2,000 to the Company, which was deferred as a contract liability (deferred revenue) as of September 30, 2022 until the potential execution of a definitive agreement. Aside from the foregoing undertaking and confidentiality obligations, the MOA is otherwise a non-binding document prepared for discussion purposes only and the execution of a definitive agreement is conditioned upon the mutual acceptance by the parties.

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

NOTE 2 - COMMITMENTS:

a.	In March 2011, the Subsidiary sold shares of its investee company, Entera Bio Ltd. (“Entera”) to DNA GROUP (T.R.) Ltd. (formerly D.N.A Biomedical Solutions Ltd.) (“DNA”), retaining 117,000 ordinary shares (after giving effect to a stock split by Entera in July 2018). In consideration for the shares sold to DNA, the Company received, among other payments, ordinary shares of DNA (see also note 4).

As part of this agreement, the Subsidiary entered into a patent transfer agreement (the “Patent Transfer Agreement”), according to which the Subsidiary assigned to Entera all of its rights to a patent application related to the oral administration of proteins that it has licensed to Entera since August 2010, in return for royalties of 3% of Entera’s net revenues and a license back of that patent application for use in respect of diabetes and influenza. As of September 30, 2022, Entera had not paid any royalties to the Subsidiary. On December 11, 2018, Entera announced that it had entered into a research collaboration and license agreement with Amgen, Inc. (“Amgen”). To the extent that the license granted to Amgen results in net revenues as defined in the Patent Transfer Agreement, the Subsidiary will be entitled to the aforementioned royalties. As part of a consulting agreement with a third party dated February 15, 2011, the Subsidiary is obliged to pay this third party royalties of 8% of the net royalties received in respect of the patent that was sold to Entera in March 2011.

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

As of September 30, 2022, the Company has received milestone payments in an aggregate amount of $20,500 as follows: the initial payment of $3,000 was received in January 2016. Following the achievement of certain milestones, the second and third payments of $6,500 and $4,000, respectively, were received in July 2016, the fourth milestone payment of $4,000 was received in October 2016 and the fifth milestone payment of $3,000 was received in January 2019.

On August 21, 2020, the Company received a letter from HTIT, disputing certain pending payment obligations of HTIT under the TLA. The payment obligation being disputed is $6,000, out of which only an amount of $2,000 has been received and has been included in deferred revenue in each of the consolidated balance sheets as of September 30, 2022 and December 31, 2021. The Company wholly disputes the claims made by HTIT and has been engaged in discussions and exchanges with HTIT in an attempt to clarify and resolve disagreements between the parties regarding milestone payments and work plan implementation.

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

For the Company’s revenue recognition policy see note 1d.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 2 - COMMITMENTS (continued):

c.	On December 18, 2017, the Subsidiary entered into an agreement with a vendor for the process development and production of one of its oral capsule ingredients in the amount of $2,905 that will be paid over the term of the engagement and based on the achievement of certain development milestones, of which $1,592 was recognized in research and development expenses through September 30, 2022.

d.	On September 2, 2020 (effective as of January 15, 2020), the Subsidiary entered into a CRO Services Agreement with a third party to retain it as a clinical research organization (“CRO”) for the Subsidiary’s phase 3 clinical trial for its oral insulin. The CRO Services Agreement was amended effective May 26, 2022 and as consideration for its services, the Subsidiary will pay the CRO a total amended amount of $22,684 during the term of the engagement and based on achievement of certain milestones, of which $15,280 was recognized in research and development expenses through September 30, 2022.

e.	On September 16, 2020 (effective as of January 15, 2020), the Subsidiary entered into a CRO Services Agreement with a third party to retain it as a CRO for the Subsidiary’s phase 3 clinical trial for its oral insulin. The CRO Services Agreement was amended effective May 26, 2022 and as consideration for its services, the Subsidiary will pay the CRO a total amended amount of $15,796 during the term of the engagement and based on achievement of certain milestones, of which $7,357 was recognized in research and development expenses through September 30, 2022.

f.	On December 2, 2021, the Subsidiary entered into an addendum (the “Addendum”) to the current lease agreement for its facilities in Israel. The Addendum refers to the lease of an additional space of 264 square meters for a period of 60 months commencing February 1, 2022. The Subsidiary has the option to extend the period for another 60 months. The annual lease payment, including management fees, is approximately NIS 435 (approximately $123). As security for its obligation under the Addendum, the Company provided a bank guarantee in an amount equal to three monthly lease payments. For accounting purposes, the lease commenced on February 1, 2022 as the Subsidiary did not have access to the space until that date.

g.	Grants from the Israel Innovation Authority (“IIA”)

Under the terms of the Company’s funding from the IIA, royalties of 3% are payable on sales of products developed from a project so funded, up to a maximum amount equaling 100%-150% of the grants received (dollar linked) with the addition of interest at an annual rate based on LIBOR.

At the time the grants were received, successful development of the related projects was not assured. The total amount received through September 30, 2022 was $2,208 ($2,530 including interest).

As of September 30, 2022, the liability to the IIA was $133.

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

i.	Investment in Diasome Pharmaceuticals, Inc.

On August 26, 2022, the Company entered into a stock purchase agreement with Diasome Pharmaceuticals, Inc. (“Diasome”) pursuant to which the Company purchased shares of Series B preferred stock of Diasome for an aggregate purchase price of approximately $2,700. Following the purchase, the Company holds less than 5% of the issued and outstanding stock of Diasome on a diluted basis. The stock purchase agreement provides the Company with the option to purchase additional preferred shares of stock on a pro rata basis at similar terms to the terms and conditions of the current round contingent upon Diasome achieving certain milestones.

The Company will account for the investment under the measurement alternative in ASC 321, whereby the equity investment is recorded at cost, less impairment. The carrying amount will be subsequently remeasured to its fair value in accordance with the provisions of ASC 820 when observable price changes occur as of the date the transaction occurred, or it is impaired. Any adjustments to the carrying amount are recorded in net income.

Diasome is the developer of Hepatocyte Directed Vesicles (HDV™), a liver targeting system in development for drugs used to treat diabetes. When combined with insulin, HDV™ enables preferential insulin delivery to liver hepatocytes in order to reduce the risk of hypoglycemia in patients.

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

As of September 30, 2022, the assets measured at fair value are comprised of equity securities (Level 1). The fair value of held to maturity bonds as presented in note 4 was based on a Level 2 measurement.

As of September 30, 2022, the carrying amounts of cash equivalents, short-term deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.

The amounts funded in respect of employee rights are stated at cash surrender value which approximates its fair value.

NOTE 4 - MARKETABLE SECURITIES:

The Company’s marketable securities include investments in equity securities of DNA and Entera and in held to maturity securities.

a.	Composition:

	September 30, 2022	December 31, 2021
Short-term:
DNA (see b below)	$584	$863
Entera (see c below)	122	337
Held to maturity securities (see d below)	4,528	6,547
	$5,234	$7,747
Long-term:
Held to maturity securities (see d below)	$-	$3,875
	$5,234	$11,622

b.	DNA

The DNA ordinary shares are traded on the Tel Aviv Stock Exchange. The fair value of those securities is measured at the quoted prices of the securities on the measurement date.

As of September 30, 2022, the Company owns approximately 1.4% of DNA’s outstanding ordinary shares.

The cost of the securities as of both September 30, 2022 and December 31, 2021 was $595.

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

d.	Held to maturity securities

The amortized cost and estimated fair value of held to maturity securities as of September 30, 2022, were as follows:

	September 30, 2022
	Amortized cost	Gross unrealized gains (losses)	Estimated fair value	Average yield to maturity rate
Short-term:
Commercial bonds	$4,485	$(129)	$4,356	1.05%
Accrued interest	43	-	43
	$4,528	$(129)	$4,399

The amortized cost and estimated fair value of held to maturity securities as of December 31, 2021, were as follows:

	December 31, 2021
	Amortized cost	Gross unrealized gains (losses)	Estimated fair value	Average yield to maturity rate
Short-term:
Commercial bonds	$6,432	$(115)	$6,317	1.37%
Accrued interest	115	-	115

Long-term	3,875	(29)	3,846	1.20%
	$10,422	$(144)	$10,278

Held to maturity securities which will mature during the 12 months from the balance sheet date are included in short-term marketable securities. Held to maturity securities with maturity dates of more than one year are considered long-term marketable securities.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 5 - STOCKHOLDERS’ EQUITY:

1.	On September 1, 2021, the Company entered into a controlled equity offering agreement (the “Cantor Equity Distribution Agreement”) with Cantor Fitzgerald & Co., as agent, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100,000, through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to our effective shelf registration statement on Form S-3 including a prospectus dated July 26, 2021 and prospectus supplement dated September 1, 2021. The Company paid the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the Cantor Equity Distribution Agreement. As of September 30, 2022 and November 10, 2022, 1,334,695 shares were issued under the Cantor Equity Distribution Agreement for aggregate net proceeds of $19,664.

2.	On November 3, 2021, the Company entered into a securities purchase agreement with several institutional and accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell, in a registered direct offering (the “Offering”), an aggregate of 2,000,000 shares of the Company’s common stock to the Purchasers for an offering price of $25.00 per share. The closing of the sale of the shares occurred on November 5, 2021. The net proceeds to the Company from the Offering, after deducting the placement agent’s fees and expenses and the Company’s Offering expenses, were approximately $46,375.

3.	The following are the significant stock options transactions with employees and board members made during the nine months ended September 30, 2022:

a.	On January 3, 2022, the Company granted an aggregate of 150,000 shares of the Company’s common stock to its President and Chief Executive Officer. The total fair value of these shares on the date of grant was $2,084, using the quoted closing market share price of $13.89 on the Nasdaq Capital Market on the date of grant.

b.	On January 3, 2022, the Company granted an aggregate of 207,500 RSUs representing a right to receive shares of the Company’s common stock to the Company’s employees and members of the Board of Directors as follows: 63,000 to the President and Chief Executive Officer; 42,000 to the Chief Scientific Officer; 21,000 to the Chief Operating and Business Officer, 19,000 to the Chief Financial Officer and Treasurer, 19,000 to the Chief Commercial Officer, 18,000 to the Chief Legal Officer and Secretary (effective as of the time his employment with the Company commenced on January 9, 2022), an aggregate of 24,000 to four board members and 1,500 to an employee. The RSUs will vest in four equal annual instalments on each of January 1, 2023, 2024, 2025 and 2026. The total fair value of these RSUs on the date of grant was $2,849, using the quoted closing market share price of $13.89 on the Nasdaq Capital Market on the date of grant and $12.03 for the Chief Legal Officer’s grant (equivalent to the closing price of the Company’s common stock on January 10, 2022 which represents the first trading date after his employment with the Company commenced).

c.	On January 3, 2022, the Company granted options to purchase an aggregate of 321,500 shares of the Company’s common stock to the Company’s employees and board members at an exercise price of $13.89 per share (equivalent to the closing price of the Company’s common stock on the date of grant) as follows: 107,000 to the President and Chief Executive Officer; 72,000 to the Chief Scientific Officer; 36,000 to the Chief Operating and Business Officer, 32,000 to the Chief Financial Officer and Treasurer and 32,000 to the Chief Commercial Officer, an aggregate of 40,000 to four board members and 2,500 to an employee. The options will vest in four equal annual instalments on each of January 1, 2023, 2024, 2025 and 2026. These options expire on January 3, 2032. The fair value of all these options on the date of grant was $2,630, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $13.89; dividend yield of 0% for all years; expected volatility of 63.05%; risk-free interest rates of 1.46%; and expected term of 6.25 years.

d.	On January 3, 2022, the Company granted options to purchase an aggregate of 30,000 shares of the Company’s common stock to the Company’s Chief Legal Officer and Secretary (effective as of the time his employment with the Company commenced on January 9, 2022), at an exercise price of $12.03 per share (equivalent to the closing price of the Company’s common stock on January 10, 2022 which represents the first trading date after his employment with the Company commenced). The options will vest in four equal annual instalments on each of January 1, 2023, 2024, 2025 and 2026. These options expire on January 3, 2032. The fair value of all these options on the date of grant was $214, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $12.03; dividend yield of 0% for all years; expected volatility of 63.22%; risk-free interest rates of 1.60%; and expected term of 6.25 years.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 5 - STOCKHOLDERS’ EQUITY (continued):

e.	On May 2, 2022, the Company granted 4,500 RSUs representing a right to receive shares of the Company’s common stock to Mr. Yadin Rozov, a member of the Company’s board of directors. The RSUs will vest in four equal annual instalments on each of May 2, 2023, 2024, 2025 and 2026. The total fair value of these RSUs on the date of grant was $23, using the quoted closing market share price of $5.14 on the Nasdaq Capital Market on the last trading day before the date of grant.

f.	On May 2, 2022, the Company granted options to purchase an aggregate of 7,500 shares of the Company’s common stock to Mr. Yadin Rozov, a member of the Company’s board of directors, at an exercise price of $5.14 per share (equivalent to the closing price of the Company’s common stock on the last trading day before the date of grant). The options will vest in four equal annual instalments on each of May 2, 2023, 2024, 2025 and 2026. These options expire on May 2, 2032. The fair value of all these options on the date of grant was $24, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $5.14; dividend yield of 0% for all years; expected volatility of 65.26%; risk-free interest rates of 3.03% and expected term of 6.26 years.

g.	On July 28, 2022, the Company granted an aggregate of 404,100 RSUs representing a right to receive shares of the Company’s common stock to the Company’s executive officers, employees and board members. The RSUs granted to certain employees, executive officers and board members will vest in three equal annual instalments on each of January 1, 2024, 2025 and 2026 and the RSUs granted to certain employees will vest in three equal annual instalments on each of January 1, 2023, 2024 and 2025. The total fair value of these RSUs on the date of grant was $3,423, using the quoted closing market share price of $8.47 on the Nasdaq Capital Market on the date of grant.

h.	On July 28, 2022, the Company granted 34,000 shares of the Company’s common stock to each of the Company’s President and Chief Executive Officer and Chief Scientific Officer. These shares vested in full on August 1, 2022. The total fair value of these shares on the date of grant was $576, using the quoted closing market share price of $8.47 on the Nasdaq Capital Market on the date of grant.

i.	On July 28, 2022, the Company granted an aggregate of 175,500 performance based RSUs (“PSUs”) representing a right to receive shares of the Company’s common stock to the Company’s executive officers. The PSUs will vest in two instalments upon achievement of the following milestones: (i) two thirds shall vest upon receipt of positive topline data in the first oral insulin Phase 3 clinical trial (675 patients in the U.S. under protocol ORA-D-013-1); and (ii) one third shall vest upon completion of enrollment of the second oral insulin Phase 3 clinical trial (450 patients in the U.S., E.U. and Israel under protocol ORA-D-013-2) by June 30, 2023. The total fair value of these PSUs on the date of grant was $1,486, using the quoted closing market share price of $8.47 on the Nasdaq Capital Market on the date of grant.

j.

On September 18, 2022, Oravax granted options to purchase an aggregate of 328,318 shares of Oravax’s common stock to employees and board members of Oravax and to other service providers at an exercise price of $3.91 per share. The options will vest in four annual instalments as follows: the first instalment vested immediately on the grant date and the remaining three instalments will vest on each of December 31, 2022, 2023 and 2024. These options expire on September 18, 2032. The fair value of these options on the date of grant was $665, using the Black Scholes option pricing model and was based on the following assumptions: stock price of $3.91; dividend yield of 0% for all years; expected volatility of 52.87%; risk-free interest rates of 3.62%; and expected term of 5.49 years.

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

The Company has various operating leases for office space and vehicles that expire through 2027. Below is a summary of our operating right-of-use assets and operating lease liabilities as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Operating right-of-use assets	$1,005	$500

Operating lease liabilities, current	228	130
Operating lease liabilities long-term	672	370
Total operating lease liabilities	$900	$500

Lease payments for the Company’s right-of-use assets over the remaining lease periods as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
2022	$68	$155
2023	270	140
2024	270	140
2025	210	93
2026	123	-
2027	10	-
Total undiscounted lease payments	951	528
Less: Interest*	(51)	(28)
Present value of lease liabilities	$900	$500

*	Future lease payments were discounted by 3% interest rate.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 7 - RELATED PARTY TRANSACTIONS:

On July 1, 2008, the Subsidiary entered into two consulting agreements with KNRY Ltd. (“KNRY”), an Israeli company owned by the Chief Scientific Officer, whereby the President and Chief Executive Officer and the Chief Scientific Officer, through KNRY, provide services to the Company (the “Consulting Agreements”). The Consulting Agreements are both terminable by either party upon 140 days prior written notice. The Consulting Agreements, as amended, provide that KNRY will be reimbursed for reasonable expenses incurred in connection with the performance of the Consulting Agreements and that the monthly consulting fee paid to the President and Chief Executive Officer and the Chief Scientific Officer is NIS 146,705 ($41) and NIS 106,400 ($30), respectively.

In addition to the Consulting Agreements, based on a relocation cost analysis, the Company pays for certain direct costs, related taxes and expenses incurred in connection with the relocation of the President and Chief Executive Officer to the U.S. During the nine months ended September 30, 2022, such relocation expenses were $201, compared to $198 for the nine months ended September 30, 2021.

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

Phase 3 Trial: We are currently conducting two concurrent Phase 3 trials in patients with type 2 diabetes, or T2D. These trials involve about 1,125 patients and are aimed at providing evidence of ORMD-0801’s safety and efficacy in T2D patients over a treatment period of 6 and 12 months, respectively. A geographically diverse patient population is being recruited from multiple sites throughout the United States, Europe, United Kingdom and Israel. Our Phase 3 trial is composed of two protocols:

ORA-D-013-1: This trial is currently being conducted on T2D patients with inadequate glycaemic control who are currently on two or three oral glucose-lowering agents. This trial recruited 710 patients from over 90 clinical sites located throughout the U.S. Patients were randomized 2:2:1:1 (ORMD-0801 8mg once daily for 12 months; ORMD-0801 8mg twice daily for 12 months; Placebo for 6 months / ORMD-0801 8mg once daily for 6 months; Placebo for 6 months / ORMD-0801 8mg twice daily for 6 months) in this double-dummy trial. Capsules were taken 45 minutes before breakfast and prior to bedtime. The primary endpoint of the trial is to evaluate the efficacy of ORMD-0801 compared to placebo in improving glycaemic control as assessed by HbA1c, with a secondary efficacy endpoint of assessing the change from baseline in fasting plasma glucose at 26 weeks. We initiated this trial in December 2020. We completed enrollment in May 2022.

ORA-D-013-2: This trial includes T2D patients with inadequate glycaemic control who are attempting to manage their condition with either diet alone or with diet and metformin. A total of 450 patients are being recruited through 70 sites in the United States and between 12 and 16 sites in Western Europe and Israel. Patients are being randomized 1:1 into two cohorts dosed with: 8 mg ORMD-0801 at night; and placebo at night. The primary endpoint is to evaluate the efficacy of ORMD-0801 compared to placebo in improving glycaemic control as assessed by HbA1c over a 26-week treatment period, with a secondary efficacy endpoint of assessing the change from baseline in fasting plasma glucose at 26 weeks. We initiated this trial in the United States in March 2021. As of July 2022, 50% of the 450 patients planned for this trial were enrolled and randomized.

We expect to receive the efficacy data from the trials after patients have completed the first 6 months of treatment. Safety will be further monitored as patients will be exposed to the drug over an additional 6 months (total 12 months). Topline efficacy data for the ORA-D-013-1 trial is expected in January 2023 and we anticipate filing a BLA with the U.S. Food and Drug Administration, or FDA, in 2024 or 2025. A BLA would grant us at least 12 years of marketing exclusivity from the date of approval in the United States.

HTIT License. On November 30, 2015, we entered into a Technology License Agreement, or the TLA, with HTIT, and on December 21, 2015, these parties entered into an Amended and Restated Technology License Agreement that was further amended by the parties on June 3, 2016 and July 24, 2016.

On August 21, 2020, we received a letter from HTIT, disputing certain pending payment obligations of HTIT under the TLA. We wholly dispute said claims and we are in discussions with HTIT in an attempt to reach a mutually agreeable solution. For further information, see note 2.b. to our interim condensed consolidated financial statements.

NASH trial: In December 2020, we initiated a double blind, placebo controlled clinical trial of our oral insulin capsule, ORMD-0801, for the treatment of non-alcoholic steatohepatitis, or NASH, in type 2 diabetes. This 30 patient multi-center trial is comprised of five clinical sites: three in the United States and two in Israel. The trial was designed to measure change and percent change in MRI-PDFF from baseline to week 12. In March 2022, we completed patient enrollment. On September 13, 2022, we reported positive top line results from this trial, demonstrating that ORMD-0801 was safe and well tolerated at 8 mg twice daily dosing, meeting the primary endpoint of no difference in adverse events for ORMD-0801 compared to placebo. The trial also evaluated the effectiveness of ORMD-0801 in reducing liver fat content over the 12-week treatment period by observing several independent measures. All the measurements showed a consistent clinically meaningful trend in favor of ORMD-0801.

Oral Glucagon-Like Peptide-1

Oral GLP-1, is an incretin hormone, which stimulates the secretion of insulin from the pancreas. In addition to our flagship product, the ORMD-0801 insulin capsule, we use our technology for an orally ingestible GLP-1 capsule, or ORMD-0901.

In June 2021, we initiated a trial in T2D patients in the United States under an Investigational New Drug application filed with the FDA. Data from this trial is expected in the fourth quarter of 2022.

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

In October 2021, Oravax’s oral COVID-19 vaccine received clearance from the South African Health Products Regulatory Authority to initiate a Phase 1 trial and subsequently to commence patient enrollment in a first in human, Phase 1 clinical trial, for its oral COVID-19 vaccine and on December 14, 2021, Oravax screened and enrolled the first participant in a Phase 1 clinical trial of its oral virus-like particle (VLP) COVID-19 vaccine in Johannesburg, South Africa. The trial protocol calls for two cohorts each comprised of 12 participants. The South African Health Products Regulatory Authority (SAPHRA) requires a 42-day safety waiting period once the last patient in Cohort A completes enrollment and dosing, after which Cohort B may commence enrollment and dosing. Due to several factors, including the fact that many volunteers did not qualify during screening due to prior asymptomatic COVID-19 infection and other conditions, the rate of enrollment was slower than anticipated and as a result, we added an additional clinical site. On October 11, 2022, Oravax reported positive preliminary Phase 1 data for Cohort A of this trial, meeting primary and secondary endpoints of safety and immunogenicity. The results from Cohort A included significant antibody response (2-6 fold over baseline) as measured by multiple markers of immune response to VLP vaccine antigens observed in the majority of the patients dosed, and no safety issues were observed, including mild symptoms. We expect Cohort B to complete dosing in the fourth quarter of 2022 as well, with data expected in the first half of 2023.

On December 29, 2021, Oravax signed a cooperation and purchase agreement for an initial pre-purchase of 10 million doses of oral COVID-19 vaccines with Tan Thanh Holdings to commercialize the vaccine in Southeast Asia.

COVID-19 Impact

We do not expect any material impact on our development timeline and our liquidity due to COVID-19. However, we have experienced approximately six months of delays in clinical trials due to slow-downs of recruitment for trials generally. We may experience further delays if the pandemic worsens and continues for an extended period of time and we are continuing to assess the effect on our operations by monitoring the status of COVID-19.

Results of Operations

Comparison of nine and three month periods ended September 30, 2022 and September 30, 2021

The following table summarizes certain statements of operations data of the Company for the nine and three month periods ended September 30, 2022 and September 30, 2021 (in thousands of dollars except share and per share data):

	Nine months ended		Three months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues	$2,022	$2,022	$682	$682
Cost of revenues	-	-	-	-
Research and development expenses	20,362	15,452	5,347	6,086
Sales and marketing expenses	1,433	172	463	172
General and administrative expenses	11,085	4,937	3,061	1,909
Financial income (expense), net	1,930	1,031	1,036	(51)
Taxes on income	100	-	100	-
Net loss for the period	$29,028	$17,508	$7,253	$7,536
Basic and diluted loss per share of common stock	$0.72	$0.54	$0.18	$0.21
Weighted average shares of common stock outstanding used in computing basic and diluted loss per share of common stock	38,856,514	31,097,270	39,100,231	34,539,487

Revenues

Revenues consist of proceeds related to the HTIT License Agreement that are recognized on a cumulative basis when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, through the expected product submission date of June 2023, using the input method.

Revenues were $2,022,000 for the nine month periods ended September 30, 2022 and September 30, 2021.

Revenues were $682,000 for the three month periods ended September 30, 2022 and September 30, 2021.

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

There was no cost of revenues for the three and nine month periods ended September 30, 2022 and September 30, 2021.

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

Research and development expenses for the nine month period ended September 30, 2022 increased by 32% to $20,362,000, compared to $15,452,000 for the nine month period ended September 30, 2021. The increase was mainly due to higher expenses related to our Phase 3 clinical trials. Stock-based compensation expenses for the nine month period ended September 30, 2022 were $1,907,000, compared to $1,169,000 during the nine month period ended September 30, 2021. This increase was mainly due to equity awards granted to employees in 2022, and equity awards granted by Oravax to employees and board members of Oravax and to other service providers in September 2022.

Research and development expenses for the three month period ended September 30, 2022 decreased by 12% to $5,347,000, compared to $6,086,000 for the three month period ended September 30, 2021. The decrease was mainly due to lower research and development expenses in Oravax in the third quarter of 2022. Stock-based compensation expenses for the three month period ended September 30, 2022 were $771,000, compared to $495,000 during the three month period ended September 30, 2021. This increase was mainly due to equity awards granted to employees in 2022, and equity awards granted by Oravax to employees and board members of Oravax and to other service providers in September 2022.

Government grants

In the nine month periods ended September 30, 2022 and September 30, 2021, we did not recognize any research and development grants. As of September 30, 2022, we had incurred liabilities to pay royalties to the Israel Innovation Authority of the Israeli Ministry of Economy and Industry of $133,000.

Sales and Marketing Expenses

Sales and marketing expenses include the salaries and related expenses of our commercial functions, consulting costs and other general costs. We anticipate that our commercial activities will increase in the future towards and following potential approval of our planned BLA submission for ORMD-0801.

Sales and marketing expenses for the nine month period ended September 30, 2022 increased by 733% to $1,433,000, compared to $172,000 for the nine month period ended September 30, 2021. The increase was mainly due to stock-based compensation expenses, salary related expenses and consulting expenses, mainly resulting from hiring our Chief Commercial Officer. Stock-based compensation costs for the nine month period ended September 30, 2022 were $887,000, compared to $142,000 during the nine month period ended September 30, 2021. This increase was mainly due to equity awards granted to an employee during fiscal years 2021 and 2022.

Sales and marketing expenses for the three month period ended September 30, 2022 increased by 169% to $463,000, compared to $172,000 for the three month period ended September 30, 2021. The increase was primarily due to stock-based compensation expenses and consulting expenses. Stock-based compensation costs for the three month period ended September 30, 2022 were $303,000, compared to $142,000 for the three month period ended September 30, 2021. This increase was mainly due to equity awards granted to an employee during fiscal years 2021 and 2022.

General and Administrative Expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, travel expenses, business development costs, insurance expenses and other general costs.

General and administrative expenses for the nine month period ended September 30, 2022 increased by 125% to $11,085,000, compared to $4,937,000 for the nine month period ended September 30, 2021. The increase was mainly due to higher stock-based compensation expenses, legal expenses and salary expenses. Stock-based compensation costs for the nine month period ended September 30, 2022 were $6,167,000, compared to $1,588,000 for the nine month period ended September 30, 2021. This increase was mainly due to equity awards granted to directors, officers and employees in 2022, and equity awards granted by Oravax to employees and board members of Oravax and to other service providers in September 2022.

General and administrative expenses for the three month period ended September 30, 2022 increased by 60% to $3,061,000 compared to $1,909,000 for the three month period ended September 30, 2021. The increase was mainly due to higher stock-based compensation expenses and salary expenses. Stock-based compensation costs for the three month period ended September 30, 2022 were $1,977,000, compared to $644,000 for the three month period ended September 30, 2021. This increase was mainly due to equity awards granted to directors, officers and other employees in 2022, and equity awards granted by Oravax to employees and board members of Oravax and to other service providers in September 2022.

Financial Income (Expense), Net

Net financial income was $1,930,000 for the nine month period ended September 30, 2022, compared to $1,031,000 for the nine month period ended September 30, 2021. The increase was mainly due to interest from short and long-term bank deposits, partially offset by loss from revaluation of the shares we hold in Entera and DNA.

Net financial income was $1,036,000 for the three month period ended September 30, 2022, compared to a net expense of $51,000 for the three month period ended September 30, 2021. The increase was mainly due to interest from short and long-term bank deposits.

Basic and Diluted Loss Per Share of Common Stock

Basic and diluted loss per share of common stock for the nine month period ended September 30, 2022 increased by 33% to $0.72, compared to $0.54 for the nine month period ended September 30, 2021. The increase in loss was mainly due to the higher net loss together with a higher number of weighted average shares of common stock in the nine month period ended September 30, 2022 compared to the nine month period ended September 30, 2021.

Basic and diluted loss per share of common stock for the three month period ended September 30, 2022 decreased by 14% to $0.18, compared to $0.21 for the three month period ended September 30, 2021. The decrease in loss was mainly due to a higher number of weighted average shares of common stock in the three month period ended September 30, 2022 compared to the three month period ended September 30, 2021.

Weighted Average Shares of Common Stock Outstanding

Weighted average shares of common stock outstanding for the nine month period ended September 30, 2022 were 38,856,514, compared to 31,097,270 for the nine month period ended September 30, 2021. The increase was mainly due to shares issued in connection with our controlled equity offering and registered direct offering.

Weighted average shares of common stock outstanding for the three month period ended September 30, 2022 were 39,100,231, compared to 34,539,487 for the three month period ended September 30, 2021. The increase was mainly due to shares issued in connection with our controlled equity offering and registered direct offering.

Liquidity and Capital Resources

From inception through September 30, 2022, we have incurred losses in an aggregate amount of $154,538,000. During that period and through September 30, 2022, we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of $248,769,000, net of transaction costs. During that period, we also received cash consideration of $27,981,000 from the exercise of warrants and options. We expect to seek to obtain additional financing through similar sources in the future, as needed. As of September 30, 2022, we had $33,196,000 of available cash, $121,119,000 of short-term bank deposits and $5,234,000 of marketable securities.

From inception through September 30, 2022, we have not generated significant revenues from our operations. Management continues to evaluate various financing alternatives for funding future research and development activities and general and administrative expenses through fundraising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of future third party investments. Based on our current cash resources and commitments, we believe we will be able to maintain our current planned development activities and the corresponding level of expenditures for at least the next 12 months, although no assurance can be given that we will not need additional funds prior to such time.

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

As of September 30, 2022, our total current assets were $160,172,000 and our total current liabilities were $6,525,000. On September 30, 2022, we had a working capital surplus of $153,647,000 and an accumulated loss of $154,538,000. As of December 31, 2021, our total current assets were $147,937,000 and our total current liabilities were $7,368,000. On December 31, 2021, we had a working capital surplus of $140,569,000 and an accumulated loss of $126,520,000.

During the nine month period ended September 30, 2022, cash and cash equivalents were $33,196,000, compared to $27,456,000 as of December 31, 2021. The increase was mainly due to the reasons described below.

Operating activities used cash of $19,856,000 in the nine month period ended September 30, 2022, compared to $13,899,000 used in the nine month period ended September 30, 2021. Cash used in operating activities primarily consisted of research and development, sales and marketing and general and administrative expenses and changes in stock-based compensation expenses and prepaid expenses.

Investing activities provided cash of $18,951,000 in the nine month period ended September 30, 2022, compared to cash used in investing activities of $21,054,000 in the nine month period ended September 30, 2021. Cash provided by investing activities in the nine month period ended September 30, 2022 consisted primarily of the proceeds from short-term deposits and from held to maturity securities, partially offset by the purchase of short-term deposits. Cash used in investing activities in the nine month period ended September 30, 2021 consisted primarily of the investing in long and short-term deposits and the purchase of held to maturity securities, partially offset by the proceeds from bonds held to maturity and from redemption of short-term deposits.

Financing activities provided cash of $6,604,000 in the nine month period ended September 30, 2022, compared to $97,739,000 provided in the nine month period ended September 30, 2021. Cash provided by financing activities consisted primarily of proceeds from the issuance of our common stock and from the exercise of warrants and options.

On September 1, 2021, we entered into a controlled equity offering agreement, or the Cantor Equity Distribution Agreement, with Cantor Fitzgerald & Co., as agent, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100,000,000, through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to our effective shelf registration statement on Form S-3 including a prospectus dated July 26, 2021 and prospectus supplement dated September 1, 2021. We paid the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the Cantor Equity Sales Agreement. As of November 10, 2022, 1,334,695 shares were issued under the Cantor Equity Distribution Agreement for aggregate net proceeds of $19,664,000.

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

On August 26, 2022, we entered into a stock purchase agreement with Diasome Pharmaceuticals, Inc., or Diasome, pursuant to which we purchased shares of Series B preferred stock of Diasome for an aggregate purchase price of approximately $2,700,000. Following the purchase, we hold less than 5% of the issued and outstanding stock of Diasome on a diluted basis. The stock purchase agreement provides us with the option to purchase additional preferred shares of stock on a pro rata basis at similar terms to the terms and conditions of the current round contingent upon Diasome achieving certain milestones.

Diasome is the developer of Hepatocyte Directed Vesicles (HDV™), a liver targeting system in development for drugs used to treat diabetes. When combined with insulin, HDV™ enables preferential insulin delivery to liver hepatocytes in order to reduce the risk of hypoglycemia in patients.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the quarter ended September 30, 2022. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6 – EXHIBITS

Number	Exhibit

3.1	Third Amended and Restated By-laws (incorporated by reference from our current report on Form 8-K filed September 19, 2022).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Date: November 10, 2022	By:	/s/ Nadav Kidron
Nadav Kidron
President and Chief Executive Officer

Date: November 10, 2022	By:	/s/ David Silberman
David Silberman
Chief Financial Officer
(Principal Financial and Accounting Officer)