Form 10-Q
period 2023-03-31
ORAMED PHARMACEUTICALS INC.
filed 2023-05-11
CIK 1176309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐    No ☒

As of May 11, 2023, there were 40,027,396 shares of the issuer’s common stock, $0.012 par value per share, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and the “Company” mean Oramed Pharmaceuticals Inc. and our wholly-owned subsidiaries, unless otherwise indicated. All dollar amounts refer to U.S. Dollars unless otherwise indicated.

On March 31, 2023, the exchange rate between the New Israeli Shekel, or NIS, and the dollar, as quoted by the Bank of Israel, was NIS 3.615 to $1.00. Unless indicated otherwise by the context, statements in this Quarterly Report on Form 10-Q that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

i

Cautionary Statement Regarding Forward-Looking Statements

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, or our Annual Report, as filed with the Securities and Exchange Commission, or the SEC, on March 6, 2023, as well as those discussed elsewhere in our Annual Report and expressed from time to time in our other filings with the SEC. In addition, historic results of scientific research, clinical and preclinical trials do not guarantee that the conclusions of future research or trials would not suggest different conclusions. Also, historic results referred to in this Quarterly Report on Form 10-Q could be interpreted differently in light of additional research, clinical and preclinical trials results. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report on Form 10-Q which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

ii

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	March 31,	December 31,
	2023	2022
Assets
CURRENT ASSETS:
Cash and cash equivalents	$24,104	$40,464
Short-term deposits	127,363	111,513
Marketable securities	2,267	3,743
Prepaid expenses and other current assets	1,423	1,389
Total current assets	155,157	157,109

LONG-TERM ASSETS:
Long-term deposits	7	7
Long-term investments	2,700	2,700
Amounts funded in respect of employee rights upon retirement	24	24
Property and equipment, net	977	815
Operating lease right-of-use assets	915	987
Total long-term assets	4,623	4,533
Total assets	$159,780	$161,642

Liabilities and stockholders’ equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,055	$4,158
Deferred revenues	674	1,340
Payable to related parties	1	1
Operating lease liabilities	242	247
Total current liabilities	4,972	5,746

LONG-TERM LIABILITIES:
Long-term deferred revenues	4,000	4,000
Employee rights upon retirement	26	21
Provision for uncertain tax position	11	11
Operating lease liabilities	564	647
Other liabilities	59	61
Total long-term liabilities	4,660	4,740

COMMITMENTS (note 3)

Equity
EQUITY ATTRIBUTABLE TO COMPANY’S STOCKHOLDERS:
Common stock, $0.012 par value (60,000,000 authorized shares; 39,969,979 and 39,563,888 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	481	476
Additional paid-in capital	316,965	314,417
Accumulated deficit	(166,476)	(163,081)
Total stockholders’ equity	150,970	151,812
Non-controlling interests	(822)	(656)
Total equity	150,148	151,156
Total liabilities and equity	$159,780	$161,642

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	Three months ended March 31,
	2023	2022
REVENUES	$666	666
RESEARCH AND DEVELOPMENT EXPENSES	4,427	5,836
SALES AND MARKETING EXPENSES	184	590
GENERAL AND ADMINISTRATIVE EXPENSES	1,263	5,492
OPERATING LOSS	5,208	11,252

FINANCIAL INCOME, NET	1,597	544
NET LOSS	$3,611	10,708
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	216	283
NET LOSS ATTRIBUTABLE TO STOCKHOLDERS	3,395	10,425

BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	$0.08	$0.27
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	40,041,258	38,679,622

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands

(UNAUDITED)

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF DECEMBER 31, 2022	39,564	$476	$314,417	$(163,081)	$151,812	$(656)	$151,156
CHANGES DURING THE THREE MONTH PERIOD ENDED MARCH 31, 2023:
ISSUANCE OF COMMON STOCK, NET	193	2	2,428	-	2,430	-	2,430
STOCK-BASED COMPENSATION	213	3	120	-	123	-	123
STOCK-BASED COMPENSATION OF SUBSIDIARY						50	50
NET LOSS	-	-	-	(3,395)	(3,395)	(216)	(3,611)
BALANCE AS OF MARCH 31, 2023	39,970	$481	$316,965	$(166,476)	$150, 970	$(822)	$150,148

	Common Stock			Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$		capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF DECEMBER 31, 2021	38,158	$459		$292,514	$(126,520)	$166,453	$157	$166,610
CHANGES DURING THE THREE MONTH PERIOD ENDED MARCH 31, 2022:
ISSUANCE OF COMMON STOCK, NET	277	3		2,966	-	2,969	-	2,969
EXERCISE OF WARRANTS AND OPTIONS	4	(*	)	-	-	-	-	-
STOCK-BASED COMPENSATION	125	1		4,028	-	4,029	-	4,029
TAX WITHHOLDINGS RELATED TO STOCK-BASED COMPENSATION SETTLEMENTS	-	-		(677)	-	(677)	-	(677)
NET LOSS	-	-		-	(10,425)	(10,425)	(283)	(10,708)
BALANCE AS OF MARCH 31, 2022	38,564	$463		$298,831	$(136,945)	$162,349	$(126)	$162,223

(*)	Represents an amount of less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(UNAUDITED)

	Three months ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,611)	$(10,708)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	37	11
Exchange differences and interest on deposits and held to maturity bonds	(1,267)	(235)
Changes in fair value of investments	(65)	(110)
Stock-based compensation	173	4,029
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(34)	(295)
Accounts payable, accrued expenses and related parties	(103)	(1,151)
Net changes in operating lease	(16)	-
Deferred revenues	(666)	(666)
Liability for employee rights upon retirement	5	-
Other liabilities	(2)	-
Total net cash used in operating activities	(5,549)	(9,125)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term deposits	(19,000)	-
Proceeds from short-term deposits	4,500	5,000
Proceeds from maturity of held to maturity securities	1,496	2,406
Purchase of property and equipment	(199)	(47)
Total net cash provided by (used in) investing activities	(13,203)	7,359
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	2,430	2,969
Tax withholdings related to stock-based compensation settlements	-	(677)
Total net cash provided by financing activities	2,430	2,292
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(38)	(15)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,360)	511

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,464	27,456
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,104	$27,967

(A) SUPPLEMENTARY DISCLOSURE ON CASH FLOWS -
Interest received	$308	$122
(B) SUPPLEMENTARY DISCLOSURE ON CASH FLOWS -
Recognition of operating lease right-of-use assets and liabilities	$-	$647

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 1 - GENERAL:

a.	Incorporation and Operations

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

On July 30, 2019, the Subsidiary incorporated a wholly-owned subsidiary in Hong Kong, Oramed HK Limited (the “Hong Kong Subsidiary”). As of March 31, 2023, the Hong Kong Subsidiary has no operations.

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

On January 11, 2023, the Company announced that the ORA-D-013-1 Phase 3 trial did not meet its primary and secondary endpoints. As a result, the Company terminated this trial and a parallel Phase 3, ORA-D-013-2 clinical trial. The Company has also initiated a comprehensive analysis of the data to understand if there is a path forward for its oral insulin candidate. Concurrently, the Company is examining its existing pipeline and has commenced an evaluation process of potential strategic opportunities, with the goal of enhancing value for the Company’s stockholders. As these results are considered a triggering event, the Company evaluated all of its long lived assets which include fixed assets and operating lease right-of-use assets in the first quarter of 2023 and concluded that no impairment is required.

b.	Development and Liquidity Risks

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

(UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

a.	Condensed consolidated financial statements preparation

The condensed consolidated financial statements included herein have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and, on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”). These condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair statement of the results of the periods presented. Certain information and disclosures normally included in annual consolidated financial statements have been omitted in this interim period report pursuant to the rules and regulations of the Securities and Exchange Commission. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by U.S. GAAP for annual financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the 2022 Form 10-K. The results for interim periods are not necessarily indicative of a full fiscal year’s results.

b.	Loss per common share

Basic and diluted net loss per share of common stock are computed by dividing the net loss attributable to stockholders for the period by the weighted average number of shares of common stock outstanding for each period, including vested restricted stock units (“RSUs”). Outstanding stock options, warrants and unvested RSUs have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for all periods presented. The weighted average number of common stock options, warrants and RSUs excluded from the calculation of diluted net loss was 3,357,911 and 3,463,525 for the three month periods ended March 31, 2023 and March 31, 2022, respectively.

c.	Revenue recognition

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

(UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

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

As of March 31, 2023, an aggregate amount of $22,382 was allocated to the HTIT License Agreement, all of which were received through the balance sheet date. Through March 31, 2023, the Company recognized revenue associated with this agreement in the aggregate amount of $19,708, of which $666 was recognized in the quarter ended March 31, 2023, and deferred the remaining amount of $2,674, which is presented as a contract liability on the condensed consolidated balance sheet.

Medicox

On November 13, 2022, the Company entered into a distribution license agreement (“Medicox License Agreement”) with Medicox Co., Ltd. (“Medicox”). The Medicox License Agreement grants Medicox an exclusive license to apply for regulatory approval and distribute ORMD-0801 in the Republic of Korea. For further details, see note 3c.

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

The Medicox License Agreement contains a fixed consideration of $2,000, which was received by the Company in fiscal year 2022 and is presented under long-term deferred revenues as of March 31, 2023. It also contains variable consideration of contractual milestone payments and sales-based royalties.

The Company’s obligation to stand-ready and support Medicox will be recognized on a straight-line basis over the period the Company expects to provide support to Medicox. As of March 31, 2023, this support has not commenced, and no revenue was recognized from the Medicox License Agreement.

If Medicox proceeds with the regulatory approval process in the Republic of Korea, the Company expects most of the revenue to be recognized in 2024, going forward. The Company notes that its Phase 3 trial did not meet its primary and secondary endpoints. If Medicox chooses to terminate the agreement as a result of the outcome of the applicable Phase 3 trials, the Company expects to accelerate revenue recognition and recognize it at such time.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

d.	Recently adopted accounting pronouncements

Financial instruments – credit losses

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13 “Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments.” This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance became effective for the fiscal year beginning after December 15, 2022, including interim periods within that year. The Company adopted the provisions of this update as of January 1, 2023, with no material impact on its consolidated financial statements.

e.	Fair value

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

As of March 31, 2023, the assets measured at fair value are comprised of equity securities (Level 1). The fair value of held to maturity bonds as presented in note 4 was based on a Level 2 measurement.

As of March 31, 2023, the carrying amounts of cash equivalents, short-term deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.

The amounts funded in respect of employee rights are stated at cash surrender value which approximates its fair value.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 3 - COMMITMENTS:

a.

On September 2, 2020 (effective as of January 15, 2020), the Subsidiary entered into a CRO Services Agreement with a third party to retain it as a clinical research organization (“CRO”) for the Subsidiary’s phase 3 clinical trial for its oral insulin. The CRO Services Agreement was amended effective May 26, 2022 and as consideration for its services, the Subsidiary will pay the CRO a total amended amount up to $22,684 during the term of the engagement and based on achievement of certain milestones, of which $16,600 was recognized in research and development expenses through March 31, 2023.

On January 11, 2023, the Company announced that the ORA-D-013-1 Phase 3 trial did not meet its primary and secondary endpoints. As a result, the Company terminated this trial.

b.	On September 16, 2020 (effective as of January 15, 2020), the Subsidiary entered into a CRO Services Agreement with a third party to retain it as a CRO for the Subsidiary’s phase 3 clinical trial for its oral insulin. The CRO Services Agreement was amended effective May 26, 2022 and as consideration for its services, the Subsidiary will pay the CRO a total amended amount up to $15,796 during the term of the engagement and based on achievement of certain milestones, of which $7,972 was recognized in research and development expenses through March 31, 2023.

On January 11, 2023, the Company announced that the ORA-D-013-1 Phase 3 trial did not meet its primary and secondary endpoints. As a result, the Company terminated this trial and a parallel Phase 3, ORA-D-013-2 clinical trial.

c.

On November 13, 2022, the Company entered the Medicox License Agreement with Medicox.

The Medicox License Agreement grants Medicox an exclusive license to apply for regulatory approval and distribute ORMD-0801 in the Republic of Korea. The Medicox License Agreement is for ten years, but the parties have the right to terminate it upon 180 days’ notice.

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

The Company is currently evaluating with Medicox a path forward to continue its collaboration, following the results of the ORA-D-013-1 Phase 3 trial.

For the Company’s revenue recognition policy, see note 2c.

d.	Grants from the Israel Innovation Authority (“IIA”)

Under the terms of the Company’s funding from the IIA, royalties of 3% are payable on sales of products developed from a project so funded, up to a maximum amount equaling 100%-150% of the grants received (dollar linked) with the addition of interest at an annual rate based on LIBOR.

At the time the grants were received, successful development of the related projects was not assured. The total amount received through March 31, 2023 was $2,208 ($2,542 including interest).

As of March 31, 2023, the liability to the IIA was $96.

The royalty expenses which are related to the funded project were recognized in cost of revenues in the relevant periods.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - MARKETABLE SECURITIES:

The Company’s marketable securities include investments in equity securities of DNA GROUP (T.R.) Ltd. (formerly D.N.A Biomedical Solutions Ltd.) (“DNA”), Entera Bio Ltd. (“Entera”) and in held to maturity securities.

a.	Composition:

	March 31, 2023	December 31, 2022
Short-term:
DNA (see b below)	$366	$352
Entera (see c below)	136	85
Held to maturity securities (see d below)	1,765	3,306
	$2,267	$3,743

b.	DNA

The DNA ordinary shares are traded on the Tel Aviv Stock Exchange. The fair value of those securities is measured at the quoted prices of the securities on the measurement date.

During the three month period ended March 31, 2023, the Company did not sell any of DNA’s ordinary shares. As of March 31, 2023, the Company owns approximately 1.4% of DNA’s outstanding ordinary shares.

The cost of the securities as of both March 31, 2023 and December 31, 2022 was $595.

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

d.	Held to maturity securities

The amortized cost and estimated fair value of held to maturity securities as of March 31, 2023, were as follows:

	March 31, 2023
	Amortized cost	Gross unrealized gains (losses)	Estimated fair value	Average yield to maturity rate
Short-term:
Commercial bonds	$1,738	$(40)	$1,698	0.84%
Accrued interest	27	-	27
	$1,765	$(40)	$1,725

The amortized cost and estimated fair value of held to maturity securities as of December 31, 2022, were as follows:

	December 31, 2022
	Amortized cost	Gross unrealized gains (losses)	Estimated fair value	Average yield to maturity rate
Short-term:
Commercial bonds	$3,258	$(82)	$3,176	1.07%
Accrued interest	48	-	48
	$3,306	$(82)	$3,224

Held to maturity securities which will mature during the 12 months from the balance sheet date are included in short-term marketable securities.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 5 - STOCKHOLDERS’ EQUITY:

On September 1, 2021, the Company entered into a controlled equity offering agreement (the “Cantor Equity Distribution Agreement”) with Cantor Fitzgerald & Co., as agent, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100,000, through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to the Company’s effective shelf registration statement on Form S-3 including a prospectus dated July 26, 2021 and prospectus supplement dated September 1, 2021. The Company paid the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the Cantor Equity Distribution Agreement. As of March 31, 2023 and May 11, 2023, 1,971,447 shares were issued under the Cantor Equity Distribution Agreement for aggregate net proceeds of $26,253.

NOTE 6 - LEASES:

The Company has various operating leases for office space and vehicles that expire through 2027. Below is a summary of the Company’s operating right-of-use assets and operating lease liabilities as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Operating right-of-use assets	$915	$987

Operating lease liabilities, current	242	247
Operating lease liabilities long-term	564	647
Total operating lease liabilities	$806	$894

Lease payments for the Company’s right-of-use assets over the remaining lease periods as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
2023	212	291
2024	283	291
2025	222	228
2026	120	124
2027	10	10
Total undiscounted lease payments	847	944
Less: Interest*	(41)	(50)
Present value of lease liabilities	$806	$894

*	Future lease payments were discounted by 3%-5.75% interest rate.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 7 - RELATED PARTY TRANSACTIONS:

On July 1, 2008, the Subsidiary entered into two consulting agreements with KNRY Ltd. (“KNRY”), an Israeli company owned by the Chief Scientific Officer, whereby the President and Chief Executive Officer and the Chief Scientific Officer, through KNRY, provide services to the Company (the “Consulting Agreements”). The Consulting Agreements are both terminable by either party upon 140 days prior written notice. The Consulting Agreements, as amended, provide that KNRY will be reimbursed for reasonable expenses incurred in connection with the performance of the Consulting Agreements and that the monthly consulting fee paid to the President and Chief Executive Officer and the Chief Scientific Officer is NIS 146,705 ($41) and NIS 106,400 ($29), respectively.

In addition to the Consulting Agreements, based on a relocation cost analysis, the Company paid for certain direct costs, related taxes and expenses incurred in connection with the relocation of the President and Chief Executive Officer to the U.S. During the three months ended March 31, 2023, there were no such relocation expenses, compared to $143 for the three months ended March 31, 2022.

Following the relocation of the President and Chief Executive Officer to the State of Israel, the Company entered into two agreements with the President and Chief Executive Officer, replacing his above-mentioned consulting agreement through KNRY, substantially on the same terms, in order to allocate his time and services between the Company and the Subsidiary.

Effective November 1, 2022, the Company entered into a consulting agreement with Shnida Ltd., whereby the President and Chief Executive Officer, through Shnida Ltd., provides services as President and Chief Executive Officer of the Company. The agreement is terminable by either party upon 140 days prior written notice. The agreement provides that Shnida Ltd. will be reimbursed for reasonable expenses incurred in connection with performance of the agreement and that the President and Chief Executive Officer will receive a monthly consulting fee of NIS 88,023 ($24), plus value added tax. Pursuant to the agreement, Shnida Ltd. and the President and Chief Executive Officer each agree that during the term of the agreement and for a 12-month period thereafter, none of them will compete with the Company nor solicit employees of the Company.

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

NOTE 8 - SUBSEQUENT EVENTS:

1.	On April 17, 2023, the Company granted an aggregate of 868,500 RSUs representing a right to receive shares of the Company’s common stock to executive officers and board members of the Company. The RSUs will vest in twelve equal quarterly installments starting May 1, 2023. The total fair value of these RSUs on the date of grant was $1,980, using the quoted closing market share price of $2.28 on the Nasdaq Capital Market on the date of grant.

2.	On April 17, 2023, the Company granted an aggregate of 245,500 performance based RSUs (“PSUs”) representing a right to receive shares of the Company’s common stock to executive officers of the Company. The PSUs will vest upon the Company’s common stock achieving and maintaining a specified price per share. The total fair value of these PSUs on the date of grant was $550, using the Monte-Carlo model.

3.	On May 1, 2023, the Company granted an aggregate of 20,000 RSUs representing a right to receive shares of the Company’s common stock to a board member. The RSUs will vest in twelve quarterly installments starting May 1, 2023. The total fair value of these RSUs on the date of grant was $49, using the quoted closing market share price of $2.45 on the Nasdaq Capital Market on the date of grant.

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

On January 11, 2023, we announced that the ORA-D-013-1 Phase 3 trial did not meet its primary or secondary endpoints. As a result, we terminated this trial and a parallel Phase 3, ORA-D-013-2 clinical trial. We have also initiated a comprehensive analysis of the data of both of these trials, to understand if there is a path forward for our oral insulin candidate. Concurrently, we are examining our existing pipeline and have commenced an evaluation process of potential strategic opportunities, with the goal of enhancing value for our stockholders.

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

Oral Vaccine

On March 18, 2021, we formed Oravax, a 63% owned joint venture to commercialize oral vaccines for COVID-19 and other novel coronaviruses based on Premas Biotech Pvt. Ltd.’s proprietary vaccine technology involving a triple antigen virus like particle. Effective January 1, 2022, Oravax transferred its rights and obligations to its wholly-owned subsidiary, Oravax Medical Ltd. For further details, see note 12 to the audited consolidated financial statements included in our Annual Report.

In December 2021, Oravax commenced a Phase 1 clinical trial, which was divided into two cohorts each comprised of 12 participants. In October 2022, Oravax reported positive preliminary Phase 1 data for Cohort A of this trial, meeting primary and secondary endpoints of safety and immunogenicity. These results included significant antibody response (2-6 fold over baseline) as measured by multiple markers of immune response to VLP vaccine antigens observed in the majority of the patients dosed, and no safety issues were observed, including mild symptoms. Cohort B completed dosing on January 5, 2023 and data is expected in the first half of 2023.

Results of Operations

Comparison of three month period ended March 31, 2023 and March 31, 2022

The following table summarizes certain statements of operations data of the Company for the three month periods ended March 31, 2023 and March 31, 2022 (in thousands of dollars except share and per share data):

	Three months ended
	March 31, 2023	March 31, 2022
Revenues	$666	$666
Cost of revenues	-	-
Research and development expenses	4,427	5,836
Sales and marketing expenses	184	590
General and administrative expenses	1,263	5,492
Financial income, net	1,597	544
Net loss for the period	$3,611	$10,708
Basic and diluted loss per share of common stock	$0.08	$0.27
Weighted average shares of common stock outstanding used in computing basic and diluted loss per share of common stock	40,041,258	38,679,622

Revenues

Revenues consist of proceeds related to the HTIT License Agreement that are recognized on a cumulative basis when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, through the expected product submission date by HTIT of June 2023, using the input method.

Revenues were $666,000 for each of the three month periods ended March 31, 2023 and March 31, 2022.

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

There was no cost of revenues for the three month periods ended March 31, 2023 and March 31, 2022.

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

 Research and development expenses for the three month period ended March 31, 2023 decreased by 24% to $4,427,000, compared to $5,836,000 for the three month period ended March 31, 2022. The decrease was mainly due to lower expenses related to the Phase 3 trials that were terminated. Stock-based compensation expenses for the three month period ended March 31, 2023 were $17,000, compared to $562,000 during the three month period ended March 31, 2022. This decrease was mainly due to performance equity awards that did not meet their performance conditions during the period ended March 31, 2023.

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

Government grants

In the three month periods ended March 31, 2023 and March 31, 2022, we did not recognize any research and development grants. As of March 31, 2023, we had incurred liabilities to pay royalties to the Israel Innovation Authority of the Israeli Ministry of Economy and Industry of $96,000.

Sales and Marketing Expenses

Sales and marketing expenses include the salaries and related expenses of our commercial functions, consulting costs and other general costs.

Sales and marketing expenses for the three month period ended March 31, 2023 decreased by 69% to $184,000, compared to $590,000 for the three month period ended March 31, 2022. The decrease was primarily due to lower stock-based compensation expenses and consulting expenses. Stock-based compensation costs for the three month period ended March 31, 2023 were $88,000, compared to $364,000 for the three month period ended March 31, 2022. This decrease was mainly due to performance equity awards that did not meet their performance conditions during the period ended March 31, 2023.

General and Administrative Expenses

General and administrative expenses include the salaries and related expenses of our management, consulting costs, legal and professional fees, travel expenses, business development costs, insurance expenses and other general costs.

General and administrative expenses for the three month period ended March 31, 2023 decreased by 77% to $1,263,000 compared to $5,492,000 for the three month period ended March 31, 2022. The decrease was mainly due to lower stock-based compensation expenses and legal expenses. Stock-based compensation costs for the three month period ended March 31, 2023 were $67,000, compared to $3,103,000 for the three month period ended March 31, 2022. This decrease was mainly due to equity awards that were granted and vested in the first quarter of 2022 and to performance equity awards that did not meet their performance conditions during the period ended March 31, 2023.

Financial Income, net

Net financial income increased by 194% to $1,597,000 for the three month period ended March 31, 2023, compared to $544,000 for the three month period ended March 31, 2022. The increase was mainly due to interest from short-term bank deposits.

Basic and Diluted Loss Per Share of Common Stock

Basic and diluted loss per share of common stock for the three month period ended March 31, 2023 decreased by 70% to $0.08, compared to $0.27 for the three month period ended March 31, 2022. The decrease in loss per share was mainly due to lower net loss resulting from the changes set forth above in the three month period ended March 31, 2023 compared to the three month period ended March 31, 2022.

Weighted Average Shares of Common Stock Outstanding

Weighted average shares of common stock outstanding for the three month period ended March 31, 2023 were 40,041,258, compared to 38,679,622 for the three month period ended March 31, 2022. The increase was mainly due to shares issued in connection with our controlled equity offering.

Liquidity and Capital Resources

From inception through March 31, 2023, we have incurred losses in an aggregate amount of $166,476,000. During that period and through March 31, 2023, we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of $255,376,000, net of transaction costs. During that period, we also received cash consideration of $28,001,000 from the exercise of warrants and options. We expect to seek additional financing through similar sources in the future, as needed. As of March 31, 2023, we had $24,104,000 of available cash, $127,363,000 of short-term bank deposits and $2,267,000 of marketable securities.

From inception through March 31, 2023, we have not generated significant revenues from our operations. Management continues to evaluate various financing alternatives for funding new strategic activities, future research and development activities and general and administrative expenses through fundraising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of future third party investments. Based on our current cash resources and commitments, we believe we will be able to maintain our current planned development activities and the corresponding level of expenditures for at least the next 12 months, although no assurance can be given that we will not need additional funds prior to such time.

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

As of March 31, 2023, our total current assets were $155,157,000 and our total current liabilities were $4,972,000. On March 31, 2023, we had a working capital surplus of $150,185,000 and an accumulated loss of $166,476,000. As of December 31, 2022, our total current assets were $157,109,000 and our total current liabilities were $5,746,000. On December 31, 2022, we had a working capital surplus of $151,363,000 and an accumulated loss of $163,081,000. The decrease in working capital from December 31, 2022 to March 31, 2023 was mainly due to a decrease in marketable securities, partially offset by a decrease in accounts payable and accrued expenses.

During the three month period ended March 31, 2023, cash and cash equivalents decreased to $24,104,000, from $40,464,000 as of December 31, 2022. The decrease was mainly due to the reasons described below.

Operating activities used cash of $5,549,000 in the three month period ended March 31, 2023, compared to $9,125,000 used in the three month period ended March 31, 2022. Cash used in operating activities primarily consisted of research and development, sales and marketing and general and administrative expenses and changes in stock-based compensation expenses, interest on deposits, prepaid expenses and account payables and accrued expenses.

Investing activities used cash of $13,203,000 in the three month period ended March 31, 2023, compared to cash provided by investing activities of $7,359,000 in the three month period ended March 31, 2022. Cash used by investing activities in the three month period ended March 31, 2023 consisted primarily of the purchase of short-term deposits partially offset by proceeds from held to maturity securities. Cash provided by investing activities in the three month period ended March 31, 2022 consisted primarily of the proceeds of short-term deposits and held to maturity securities.

Financing activities provided cash of $2,430,000 in the three month period ended March 31, 2023, compared to $2,292,000 provided in the three month period ended March 31, 2022. Cash provided by financing activities consisted primarily of proceeds from the issuance of our common stock.

On September 1, 2021, we entered into a controlled equity offering agreement, or the Cantor Equity Distribution Agreement, with Cantor Fitzgerald & Co., as agent, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100,000,000, through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to our effective shelf registration statement on Form S-3 including a prospectus dated July 26, 2021 and prospectus supplement dated September 1, 2021. We paid the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the Cantor Equity Sales Agreement. As of March 31, 2023, 1,971,447 shares were issued under the Cantor Equity Distribution Agreement for aggregate net proceeds of $26,253,000.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the quarter ended March 31, 2023. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6 – EXHIBITS

Number	Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Date: May 11, 2023	By:	/s/ Nadav Kidron
Nadav Kidron
President and Chief Executive Officer

Date: May 11, 2023	By:	/s/ David Silberman
David Silberman
Chief Financial Officer
(Principal Financial and Accounting Officer)