Form 10-Q
period 2023-06-30
ORAMED PHARMACEUTICALS INC.
filed 2023-08-10
CIK 1176309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☐    No ☒

As of August 10, 2023, there were 40,275,688 shares of the issuer’s common stock, $0.012 par value per share, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and the “Company” mean Oramed Pharmaceuticals Inc. and our wholly-owned subsidiaries, unless otherwise indicated. All dollar amounts refer to U.S. Dollars unless otherwise indicated.

On June 30, 2023, the exchange rate between the New Israeli Shekel, or NIS, and the dollar, as quoted by the Bank of Israel, was NIS 3.70 to $1.00. Unless indicated otherwise by the context, statements in this Quarterly Report on Form 10-Q that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

i

Cautionary Statement Regarding Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws and the Israeli securities law. Words such as “expects,” “anticipates,” “intends,” “plans,” “planned expenditures,” “believes,” “seeks,” “estimates,” “considers” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Quarterly Report on Form 10-Q. Additionally, statements concerning future matters are forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements include, among other statements, statements regarding the following:

●	our comprehensive analysis of data from our ORA-D-013-1 Phase 3 trial to understand if there is a path forward for our oral insulin candidate;

●	our plan to evaluate potential strategic opportunities;

●	our ability to close the Stock Purchase Agreement (as defined herein) with Sorrento Therapeutics, Inc., or Sorrento, in a timely manner or at all;
●	our and Sorrento’s ability to satisfy the conditions to completion of the Transaction (as defined herein), including receipt of required regulatory and other approvals or any other reason;
●	the possibility that Sorrento may receive higher or otherwise better offers from competing bidders at an auction in a supervised process in the Bankruptcy Court (as defined herein);
●	the occurrence of any event, change or other circumstances that could give rise to the termination of the Stock Purchase Agreement by either the Company or Sorrento;
●	the outcome and timing of Sorrento’s Chapter 11 process and approval of the Transaction by the Bankruptcy Court;
●

the possibility that the anticipated benefits of the Transaction are not realized when expected or at all, including as a result of the impact of, or problems arising from, the Company’s purchase of the Purchased Securities (as defined herein);

●	the possibility that the Transaction may be more expensive to complete than anticipated;
●	our ability to recover the proceeds and/or collateral under the DIP Loan Agreement (as defined herein);
●	our exposure to potential litigation;
●	our ability to enhance value for our stockholders;

●	the expected development and potential benefits from our products;

●	the prospects of entering into additional license agreements, or other partnerships or forms of cooperation with other companies or medical institutions;

●	the ability of Oramed and Hefei Tianhui Incubator of Technologies Co. Ltd. to reach agreement on a definitive joint venture agreement and the transactions contemplated by the term sheet;

●	future milestones, conditions and royalties under our license agreements;

●	expected timing of a clinical study for the potential Oravax Medical Inc., or Oravax, vaccine and its potential to protect against the coronavirus, or COVID-19, pandemic;

●	our research and development plans, including pre-clinical and clinical trials plans and the timing of enrollment, obtaining results and conclusion of trials;

ii

●	our belief that our technology has the potential to deliver medications and vaccines orally that today can only be delivered via injection;

●	the competitive ability of our technology based on product efficacy, safety, patient convenience, reliability, value and patent position;

●	the potential market demand for our products;

●	our ability to obtain patent protection for our intellectual property;

●	our expectation that our research and development expenses will continue to be our major expenditure;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and

●	information with respect to any other plans and strategies for our business.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, or our Annual Report, as filed with the Securities and Exchange Commission, or the SEC, on March 6, 2023, as well as those discussed elsewhere in our Annual Report and expressed from time to time in our other filings with the SEC. In addition, historic results of scientific research, clinical and preclinical trials do not guarantee that the conclusions of future research or trials would not suggest different conclusions. Also, historic results referred to in this Quarterly Report on Form 10-Q could be interpreted differently in light of additional research, clinical and preclinical trials results. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report on Form 10-Q which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

iii

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	June 30,	December 31,
	2023	2022
Assets
CURRENT ASSETS:
Cash and cash equivalents	$6,767	$40,464
Short-term deposits	142,491	111,513
Marketable securities	943	3,743
Prepaid expenses and other current assets	769	1,389
Total current assets	150,970	157,109

LONG-TERM ASSETS:
Long-term deposits	7	7
Non-marketable equity securities	3,524	2,700
Amounts funded in respect of employee rights upon retirement	26	24
Property and equipment, net	945	815
Operating lease right-of-use assets	842	987
Total long-term assets	5,344	4,533
Total assets	$156,314	$161,642

Liabilities and stockholders’ equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$828	$4,158
Deferred revenues	-	1,340
Payable to related parties	3	1
Operating lease liabilities	236	247
Total current liabilities	1,067	5,746

LONG-TERM LIABILITIES:
Long-term deferred revenues	4,000	4,000
Employee rights upon retirement	27	21
Provision for uncertain tax position	11	11
Operating lease liabilities	488	647
Other liabilities	66	61
Total long-term liabilities	4,592	4,740

COMMITMENTS (note 3)

Equity
EQUITY ATTRIBUTABLE TO COMPANY’S STOCKHOLDERS:
Common stock, $0.012 par value (60,000,000 authorized shares; 40,219,396 and 39,563,888 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	484	476
Additional paid-in capital	318,732	314,417
Accumulated deficit	(167,670)	(163,081)
Total stockholders’ equity	151,546	151,812
Non-controlling interests	(891)	(656)
Total equity	150,655	151,156
Total liabilities and equity	$156,314	$161,642

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
REVENUES	$1,340	1,340	$674	674
RESEARCH AND DEVELOPMENT EXPENSES	6,248	15,015	1,821	9,179
SALES AND MARKETING EXPENSES	376	970	192	380
GENERAL AND ADMINISTRATIVE EXPENSES	3,715	8,024	2,452	2,532
OPERATING LOSS	8,999	22,669	3,791	11,417

FINANCIAL INCOME, NET	4,075	894	2,478	350
NET LOSS	$4,924	21,775	$1,313	11,067
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	335	817	119	534
NET LOSS ATTRIBUTABLE TO STOCKHOLDERS	4,589	20,958	1,194	10,533

BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	$0.11	$0.54	$0.03	$0.27
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	40,144,725	38,732,636	40,225,594	38,795,318

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands

(UNAUDITED)

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF DECEMBER 31, 2022	39,564	$476	$314,417	$(163,081)	$151,812	$(656)	$151,156
CHANGES DURING THE SIX MONTH PERIOD ENDED JUNE 30, 2023:
ISSUANCE OF COMMON STOCK, NET	193	2	2,428	-	2,430	-	2,430
STOCK-BASED COMPENSATION	462	6	1,887	-	1,893	-	1,893
STOCK-BASED COMPENSATION OF ORAVAX	-	-	-	-	-	100	100
NET LOSS	-	-	-	(4,589)	(4,589)	(335)	(4,924)
BALANCE AS OF JUNE 30, 2023	40,219	$484	$318,732	$(167,670)	$151,546	$(891)	$150,655

	Common Stock			Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$		capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF DECEMBER 31, 2021	38,158	$459		$292,514	$(126,520)	$166,453	$157	$166,610
CHANGES DURING THE SIX MONTH PERIOD ENDED JUNE 30, 2022:
ISSUANCE OF COMMON STOCK, NET	277	3		2,965	-	2,968	-	2,968
EXERCISE OF WARRANTS AND OPTIONS	4	(*	)	-	-	(* )	-	(* )
STOCK-BASED COMPENSATION	125	1		5,910	-	5,911	-	5,911
TAX WITHHOLDINGS RELATED TO STOCK-BASED COMPENSATION SETTLEMENTS	-	-		(677)	-	(677)	-	(677)
NET LOSS	-	-		-	(20,958)	(20,958)	(817)	(21,775)
BALANCE AS OF JUNE 30, 2022	38,564	$463		$300,712	$(147,478)	$153,697	$(660)	$153,037

(*)	Represents an amount of less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands

(UNAUDITED)

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF MARCH 31, 2023	39,970	$481	$316,965	$(166,476)	$150,970	$(822)	$150,148
CHANGES DURING THE THREE MONTH PERIOD ENDED JUNE 30, 2023:
STOCK-BASED COMPENSATION	249	3	1,767	-	1,770	-	1,770
STOCK-BASED COMPENSATION OF ORAVAX	-	-	-	-	-	50	50
NET LOSS	-	-	-	(1,194)	(1,194)	(119)	(1,313)
BALANCE AS OF JUNE 30, 2023	40,219	$484	$318,732	$(167,670)	$151,546	$(891)	$150,655

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF MARCH 31, 2022	38,564	$463	$298,831	$(136,945)	$162,349	$(126)	$162,223
CHANGES DURING THE THREE MONTH PERIOD ENDED JUNE 30, 2022:
ISSUANCE OF COMMON STOCK, NET	-	-	(1)	-	(1)	-	(1)
STOCK-BASED COMPENSATION	-	-	1,882	-	1,882	-	1,882
NET LOSS	-	-	-	(10,533)	(10,533)	(534)	(11,067)
BALANCE AS OF JUNE 30, 2022	38,564	$463	$300,712	$(147,478)	$153,697	$(660)	$153,037

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(UNAUDITED)

	Six months ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,924)	$(21,775)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	89	26
Exchange differences and interest on deposits and held to maturity bonds	(457)	(319)
Changes in fair value of investments	(820)	375
Stock-based compensation	1,993	5,911
Gain on amounts funded in respect of employee rights upon retirement	(2)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	620	699
Accounts payable, accrued expenses and related parties	(3,328)	(1,054)
Net changes in operating lease	(25)	(99)
Deferred revenues	(1,340)	(1,340)
Liability for employee rights upon retirement	6	(1)
Other liabilities	5	(38)
Total net cash used in operating activities	(8,183)	(17,615)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term deposits	(89,919)	(107,000)
Proceeds from short-term deposits	59,500	121,000
Proceeds from maturity of held to maturity securities	2,725	3,786
Funds in respect of employee rights upon retirement	-	3
Purchase of property and equipment	(219)	(67)
Total net cash provided by (used in) investing activities	(27,913)	17,722
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	2,430	2,968
Tax withholdings related to stock-based compensation settlements	-	(677)
Total net cash provided by financing activities	2,430	2,291
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(31)	38

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,697)	2,436

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,464	27,456
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,767	$29,892

(A) SUPPLEMENTARY DISCLOSURE ON CASH FLOWS -
Interest received	$2,866	$739
(B) SUPPLEMENTARY DISCLOSURE ON CASH FLOWS -
Recognition of operating lease right-of-use assets and liabilities	$-	$678

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

On March 18, 2021, the Company entered into a license agreement (the “Oravax License Agreement”) with Oravax Medical Inc. (“Oravax”) and into a stockholders agreement (the “Stockholders Agreement”) with Akers Biosciences Inc. (“Akers”), Premas Biotech Pvt. Ltd. (“Premas”), Cutter Mill Capital LLC (“Cutter Mill”) and Run Ridge LLC (“Run Ridge”). According to the Stockholders Agreement, Oravax issued 1,890,000 shares of its capital stock to the Company, representing 63% of the issued and outstanding share capital of Oravax as of the date of issuance. Consequently, Oramed consolidates Oravax in its consolidated financial statements since that time.

On November 23, 2021, Oravax incorporated a wholly-owned subsidiary in Israel, Oravax Medical Ltd., which is engaged in research and development. Effective January 1, 2022, Oravax transferred its rights and obligations under the Oravax License Agreement to Oravax Medical Ltd.

On January 11, 2023, the Company announced that the ORA-D-013-1 Phase 3 trial did not meet its primary and secondary endpoints. As a result, the Company terminated this trial and a parallel Phase 3, ORA-D-013-2 clinical trial. As these results are considered a triggering event, the Company evaluated all of its long lived assets which include fixed assets and operating lease right-of-use assets in the first quarter of 2023 and concluded that no impairment was required. The Company recently completed an analysis of the data from the ORA-D-013-1 Phase 3 trial and found that subpopulations of patients with pooled specific parameters, such as body mass index (BMI), baseline HbA1c, age, gender and body weight, responded well to oral insulin. These subsets exhibited an over 1% placebo adjusted, statistically significant, reduction in HbA1c. The Company is currently considering if there is a path forward for its oral insulin candidate, based on this analysis. Concurrently, the Company is examining its existing pipeline and has commenced an evaluation process of potential strategic opportunities, with the goal of enhancing value for the Company’s stockholders.

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

On August 9, 2023, the Company entered into the DIP Loan Agreement (as defined herein) with the Debtors (as defined herein) in the principal amount of $100,000. This amount will be used by the Company as a credit bid for the consideration for the Purchased Securities (as defined herein), with an additional $5,000 in cash to be paid by the Company at closing. This transaction will significantly reduce the Company’s cash position. However, the Company believes it will be able to maintain its current planned development activities and the corresponding level of expenditures for at least the next 12 months, although no assurance can be given that the Company will not need additional funds prior to such time. See note 9 for additional information regarding the DIP Loan Agreement.

On August 8, 2023, the Company borrowed an aggregate of $99,550 pursuant to loan agreements from the Israel Discount Bank, LTD (the “Short-Term Borrowings”). The Short-Term Borrowings mature on dates ranging from August 11, 2023 to May 24, 2024, bear interest ranging from 6.66% to 7.38%, are secured by certificates of deposits issued by the Israel Discount Bank, LTD having an aggregate face amount of $99,550. The net proceeds of the Short-Term Borrowings were used to fund the DIP Loan Agreement.

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

Basic and diluted net loss per share of common stock are computed by dividing the net loss attributable to stockholders for the period by the weighted average number of shares of common stock outstanding for each period, including vested restricted stock units (“RSUs”). Outstanding stock options, warrants and unvested RSUs have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for all periods presented. The weighted average number of common stock options, warrants and RSUs excluded from the calculation of diluted net loss was 3,694,057 and 3,470,361 for the six month periods ended June 30, 2023 and June 30, 2022, respectively, and 4,026,508 and 3,477,121 for the three month periods ended June 30, 2023 and June 30, 2022, respectively.

c.	Revenue recognition

HTIT

On November 30, 2015, the Company entered into a Technology License Agreement (the “TLA”), with Hefei Tianhui Incubator of Technologies Co. Ltd. (“HTIT”) and on December 21, 2015, the parties entered into an Amended and Restated Technology License Agreement that was further amended by the parties on June 3, 2016 and July 24, 2016 (the “HTIT License Agreement”).

As of June 30, 2023, an aggregate amount of $22,382 was allocated to the HTIT License Agreement, all of which were received through the balance sheet date. Through June 30, 2023, the Company recognized revenue associated with this agreement in the aggregate amount of $20,382, of which $1,340 was recognized in the six month period ended June 30, 2023, and deferred the remaining amount of $2,000, which is presented as long-term deferred revenues on the condensed consolidated balance sheet.

Medicox

On November 13, 2022, the Company entered into a distribution license agreement (“Medicox License Agreement”) with Medicox Co., Ltd. (“Medicox”). The Medicox License Agreement grants Medicox an exclusive license to apply for regulatory approval and distribute ORMD-0801 in the Republic of Korea. For further details, see note 3a.

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

The Medicox License Agreement contains a fixed consideration of $2,000, which was received by the Company in fiscal year 2022 and is presented under long-term deferred revenues as of June 30, 2023. It also contains variable consideration of contractual milestone payments and sales-based royalties.

The Company’s obligation to stand-ready and support Medicox will be recognized on a straight-line basis over the period the Company expects to provide support to Medicox. As of June 30, 2023, this support has not commenced, and no revenue was recognized from the Medicox License Agreement.

If Medicox proceeds with the regulatory approval process in the Republic of Korea, the Company expects most of the revenue to be recognized at a later stage. The Company notes that its Phase 3 trial did not meet its primary and secondary endpoints. If Medicox chooses to terminate the agreement as a result of the outcome of the applicable Phase 3 trials, the Company expects to accelerate revenue recognition and recognize it at such time.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

d.	Recently adopted accounting pronouncements

Financial instruments – credit losses

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13 “Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments.” This guidance replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance became effective for the fiscal year beginning after December 15, 2022, including interim periods within that year. The Company adopted the provisions of this update as of January 1, 2023, with no material impact on its consolidated financial statements.

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

As of June 30, 2023, the fair value of marketable equity securities as presented in note 4 was based on a Level 1 measurement. The fair value of held to maturity bonds as presented in note 4 was based on a Level 2 measurement. The fair value of the investment in non-marketable equity securities as presented in note 5 was based on a Level 3 measurement.

As of June 30, 2023, the carrying amounts of cash equivalents, short-term deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.

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

The Company is currently evaluating with Medicox a path forward to continue its collaboration, following the results of the ORA-D-013-1 Phase 3 trial.

For the Company’s revenue recognition policy, see note 2c.

b.	Grants from the Israel Innovation Authority (“IIA”)

Under the terms of the Company’s funding from the IIA, royalties of 3% are payable on sales of products developed from a project so funded, up to a maximum amount equaling 100%-150% of the grants received (dollar linked) with the addition of interest at an annual rate based on LIBOR.

At the time the grants were received, successful development of the related projects was not assured. The total amount received through June 30, 2023 was $2,208 ($2,548 including interest).

As of June 30, 2023, the liability to the IIA was $96.

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

a.	Composition:

	June 30, 2023	December 31, 2022
Short-term:
DNA (see b below)	$334	$352
Entera (see c below)	99	85
Held to maturity securities (see d below)	510	3,306
	$943	$3,743

b.	DNA

The DNA ordinary shares are traded on the Tel Aviv Stock Exchange. The fair value of those securities is measured at the quoted prices of the securities on the measurement date.

During the six month period ended June 30, 2023, the Company did not sell any of DNA’s ordinary shares. As of June 30, 2023, the Company owns approximately 1.4% of DNA’s outstanding ordinary shares.

The cost of the securities as of both June 30, 2023 and December 31, 2022 was $595.

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

d.	Held to maturity securities

The amortized cost and estimated fair value of held to maturity securities as of June 30, 2023, were as follows:

	June 30, 2023
	Amortized cost	Gross unrealized gains (losses)	Estimated fair value	Average yield to maturity rate
Short-term:
Commercial bonds	$501	$(10)	$491	0.8%
Accrued interest	9	-	9
	$510	$(10)	$500

The amortized cost and estimated fair value of held to maturity securities as of December 31, 2022, were as follows:

	December 31, 2022
	Amortized cost	Gross unrealized gains (losses)	Estimated fair value	Average yield to maturity rate
Short-term:
Commercial bonds	$3,258	$(82)	$3,176	1.07%
Accrued interest	48	-	48
	$3,306	$(82)	$3,224

Held to maturity securities which will mature during the 12 months from the balance sheet date are included in short-term marketable securities.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 5 – NON-MARKETABLE EQUITY SECURITIES:

On August 26, 2022, the Company entered into a stock purchase agreement with Diasome Pharmaceuticals, Inc. (“Diasome”), a privately-held company, pursuant to which the Company purchased shares of Series B preferred stock of Diasome for an aggregate purchase price of approximately $2,700. Following the purchase, the Company holds less than 5% of the issued and outstanding stock of Diasome. The stock purchase agreement provides the Company with the option to purchase additional preferred shares of stock on a pro rata basis at similar terms to the terms and conditions of the current round contingent upon Diasome achieving certain milestones.

The Company accounts for the investment under the measurement alternative in ASC 321 “Investments – Equity Securities,” whereby the equity investment is recorded at cost, less impairment. The carrying amount is subsequently remeasured to its fair value in accordance with the provisions of ASC 820 “Fair Value Measurement” when observable price changes occur as of the date the transaction occurred, or it is impaired. Any adjustments to the carrying amount are recorded in net income.

The Company’s non-marketable equity securities are an investment in a company without a readily determinable fair value. As of June 30, 2023, the Company recorded an $824 increase in value due to the closing in June 2023 of a Series C investment round in Diasome. The change was recorded using the transaction price of similar securities issued by Diasome, adjusted for contractual rights and obligations of the securities held by the Company.

NOTE 6 - STOCKHOLDERS’ EQUITY:

1.	On September 1, 2021, the Company entered into a controlled equity offering agreement (the “Cantor Equity Distribution Agreement”) with Cantor Fitzgerald & Co., as agent, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100,000, through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to the Company’s effective shelf registration statement on Form S-3 including a prospectus dated July 26, 2021 and prospectus supplement dated September 1, 2021. The Company paid the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the Cantor Equity Distribution Agreement. As of June 30, 2023 and August 10, 2023, 1,971,447 shares were issued under the Cantor Equity Distribution Agreement for aggregate net proceeds of $26,253.

2.	On April 17, 2023, the Company granted an aggregate of 868,500 RSUs representing a right to receive shares of the Company’s common stock to executive officers and board members of the Company. The RSUs will vest in twelve equal quarterly installments starting May 1, 2023. The total fair value of these RSUs on the date of grant was $1,980, using the quoted closing market share price of $2.28 on the Nasdaq Capital Market on the date of grant.

3.	On April 17, 2023, the Company granted an aggregate of 245,500 performance based RSUs (“PSUs”) representing a right to receive shares of the Company’s common stock to executive officers of the Company. The PSUs vested on May 26, 2023, upon the Company’s common stock achieving and maintaining a specified price per share. The total fair value of these PSUs on the date of grant was $550, using the Monte-Carlo model.

4.	On May 1, 2023, the Company granted an aggregate of 20,000 RSUs representing a right to receive shares of the Company’s common stock to a board member. The RSUs will vest in twelve quarterly installments starting May 1, 2023. The total fair value of these RSUs on the date of grant was $49, using the quoted closing market share price of $2.45 on the Nasdaq Capital Market on the date of grant.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 7 - LEASES:

The Company has various operating leases for office space and vehicles that expire through 2027. Below is a summary of the Company’s operating right-of-use assets and operating lease liabilities as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Operating right-of-use assets	$842	$987

Operating lease liabilities, current	236	247
Operating lease liabilities long-term	488	647
Total operating lease liabilities	$724	$894

Lease payments for the Company’s right-of-use assets over the remaining lease periods as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
2023	138	291
2024	276	291
2025	217	228
2026	118	124
2027	10	10
Total undiscounted lease payments	759	944
Less: Interest*	(35)	(50)
Present value of lease liabilities	$724	$894

*	Future lease payments were discounted by 3%-5.75% interest rate.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 8 - RELATED PARTY TRANSACTIONS:

On July 1, 2008, the Company’s wholly-owned subsidiary, Oramed Ltd. (the “Subsidiary”), entered into two consulting agreements with KNRY Ltd. (“KNRY”), an Israeli company owned by the Chief Scientific Officer, whereby the President and Chief Executive Officer and the Chief Scientific Officer, through KNRY, provide services to the Company (the “Consulting Agreements”). The Consulting Agreements are both terminable by either party upon 140 days prior written notice. The Consulting Agreements, as amended, provide that KNRY will be reimbursed for reasonable expenses incurred in connection with the performance of the Consulting Agreements and that the monthly consulting fee paid to the President and Chief Executive Officer and the Chief Scientific Officer is NIS 146,705 ($40) and NIS 106,400 ($29), respectively.

In addition to the Consulting Agreements, based on a relocation cost analysis, the Company paid for certain direct costs, related taxes and expenses incurred in connection with the relocation of the President and Chief Executive Officer to the U.S. During the six months ended June 30, 2023, there were no such relocation expenses, compared to $190 for the six months ended June 30, 2022.

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

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 9 - SUBSEQUENT EVENTS:

Stock Purchase Agreement

On August 7, 2023, the Company entered into a Stock Purchase Agreement, as amended by a First Amendment to Stock Purchase Agreement, dated as of August 9, 2023 (together, the “Stock Purchase Agreement”), with Sorrento Therapeutics, Inc. (“Sorrento”), to acquire certain securities of Scilex Holding Company (“Scilex”) owned by Sorrento, including (A) 59,726,737 shares of common stock of Scilex; provided, that the Company will have an option to purchase up to 2,259,058 additional shares of common stock of Scilex, which Sorrento is holding in abeyance on behalf of certain warrant holders of Sorrento (the “Option Shares”), at an exercise price of $1.13 per Option Share; (B) 29,057,096 shares of Series A preferred stock of Scilex; and (C) public warrants exercisable for 1,386,617 shares of common stock of Scilex, and private placement warrants exercisable for 3,104,000 shares of common stock of Scilex, (collectively, the “Purchased Securities”) (such acquisition of the Purchased Securities, the “Transaction”) for a total purchase price of $105,000. The consideration for the Transaction consists of a credit bid by the Company on a dollar-for-dollar basis of the full amount of outstanding obligations as of the closing date under the DIP Facility (as defined below), with the remaining balance of the purchase price to be paid in cash at closing. Sorrento and its wholly-owned subsidiary (collectively, the “Debtors”) are debtors in Chapter 11 bankruptcy proceedings pending before the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) which commenced on February 13, 2023. The Transaction is being conducted through a Bankruptcy Court-supervised process and is subject to the receipt of higher or otherwise better offers from competing bidders at an auction and approval of the sale by the Bankruptcy Court. Scilex is a company focused on acquiring, developing and commercializing non-opioid pain management products for the treatment of acute and chronic pain.

Completion of the Transaction is subject to the satisfaction or waiver of customary and certain other closing conditions, including governmental and bankruptcy court approvals, the approval of an amendment to Scilex’s governance documents, the grant of an irrevocable proxy and call option (with an exercise price of $1 (not in thousands)) with respect to the remaining share of Scilex Series A preferred stock retained by Sorrento, no trigger event in Scilex’s governance documents having occurred and the Purchased Securities shall represent at least a majority in voting power of Scilex, entry by the Company and Scilex into a new registration rights agreement, and no event of default under the DIP Facility. Sorrento has also agreed to provide certain transition services for a period of 90 days following the closing. The Company may also terminate the Stock Purchase Agreement (a) if the auction has not commenced on or before August 14, 2023 or if the sale order has not been entered by the Bankruptcy Court by August 21, 2023, (b) if Sorrento’s bankruptcy case is converted to chapter 7, or (c) if Sorrento materially breaches the DIP Facility or the Company is unable to credit bid in payment of the DIP Facility.

The Stock Purchase Agreement provides for certain termination rights including, but not limited to, by mutual written consent of the parties, and by either party in the event that the Transaction is not consummated by September 30, 2023, or pursuant to any legal prohibition or injunction. The Stock Purchase Agreement provides for payment to the Company by Sorrento of a termination fee of $3,413 and expense reimbursement of up to $1,000 for outside counsel upon termination of the Stock Purchase Agreement under certain circumstances, including if Sorrento enters into a transaction involving the disposition of any portion of the Purchased Securities to a person other than the Company.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 9 - SUBSEQUENT EVENTS (continued):

DIP Loan Agreement

On August 9, 2023, the Company entered into a Senior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement by and among the Debtors, the Company and the guarantors from time to time party thereto (the “DIP Loan Agreement”), pursuant to which the Company will provide to the Debtors a non-amortizing super-priority senior secured debtor-in-possession term loan financing facility in an aggregate principal amount of $100,000 (the “DIP Facility”). The DIP Facility proceeds will be used (i) to refinance and pay in full the approximately $82,000 of obligations outstanding under the Debtors’ current DIP facility (the “Existing DIP Facility”), (ii) for working capital and other general corporate purposes of the Debtors (subject to an agreed budget), and (iii) the payment of certain statutory fees and bankruptcy-related expenses and fees.

The DIP Facility is provided on substantially the same terms and conditions as those of the Existing DIP Facility, subject to, among other things, (a) mutually agreed-upon permitted asset sales of collateral, the proceeds of such asset sales are included in the DIP Facility collateral package; (b) agreed-upon “stalking horse” bidder protections; (c) agreed-upon milestones and other deadlines for, among other things, the auction, the sale hearing and the outside date for consummation of the Transaction; (d) an agreed budget, or the DIP budget; and (e) the Bankruptcy Court order. On August 7, 2023, the Bankruptcy Court entered an order, approving the Debtors’ entry into the DIP Loan Agreement and the “stalking horse” bidder protections, among other things.

The DIP Facility bears interest at a per annum rate equal to 15%, payable in cash (and a default interest rate that shall accrue at an additional per annum rate of 3% plus the non-default interest) and other fees and charges. The DIP Facility is secured by first-priority liens on substantially all of the Debtors’ assets, subject to certain enumerated exceptions.

The DIP Facility matures on the earliest of: (i) October 15, 2023; (ii) the effective date of a plan of reorganization in the Debtors’ Chapter 11 case; (iii) the sale or other disposition of all or substantially all of the collateral; (iv) the date of the acceleration of the obligations in accordance with the DIP Loan Agreement; (v) the dismissal of the Chapter 11 cases or conversion into Chapter 7 cases; (vi) the date of termination of the Stock Purchase Agreement or other related definitive documentation as a result of a material breach by the Debtors; and (vii) the date on which a trigger event in Scilex’s governance documents has occurred.

The DIP Loan Agreement includes the following milestones:

By no later than:	Event
August 14, 2023	The auction for the sale of the Purchased Securities shall have commenced.
August 18, 2023	The Bankruptcy Court shall commence a hearing to consider approval of the sale of the Purchased Securities.
August 21, 2023	The Bankruptcy Court shall have entered an order approving the sale of the Purchased Securities in form and substance acceptable to the Company.
September 30, 2023	The closing of the sale of the Purchased Securities shall have occurred.

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

On January 11, 2023, we announced that the ORA-D-013-1 Phase 3 trial did not meet its primary or secondary endpoints. As a result, we terminated this trial and a parallel Phase 3, ORA-D-013-2 clinical trial. We recently completed an analysis of the data from the ORA-D-013-1 Phase 3 trial and found that subpopulations of patients with pooled specific parameters, such as body mass index (BMI), baseline HbA1c, age, gender and body weight, responded well to oral insulin. We are currently considering if there is a path forward for our oral insulin candidate, based on this analysis. We are additionally examining our existing pipeline and have commenced an evaluation process of potential strategic opportunities, with the goal of enhancing value for our stockholders.

Stock Purchase Agreement

On August 7, 2023, the Company entered into a Stock Purchase Agreement, as amended by a First Amendment to Stock Purchase Agreement, dated as of August 9, 2023 (together, the Stock Purchase Agreement), with Sorrento, to acquire certain securities, or the Transaction, of Scilex Holding Company, or Scilex owned by Sorrento, including (A) 59,726,737 shares of common stock of Scilex; including an option to purchase up to 2,259,058 additional shares; (B) 29,057,096 shares of Series A preferred stock of Scilex; and (C) public warrants exercisable for 1,386,617 shares of common stock of Scilex, and private placement warrants exercisable for 3,104,000 shares of common stock of Scilex, or collectively, the Purchased Securities, for a total purchase price of $105,000,000. The consideration for the Transaction consists of a credit bid by the Company on a dollar-for-dollar basis of the full amount of outstanding obligations as of the closing date under the DIP Facility (as defined below), with the remaining balance of the purchase price to be paid in cash at closing. Sorrento and its wholly-owned subsidiary or collectively, the Debtors, are debtors in Chapter 11 bankruptcy proceedings pending before the United States Bankruptcy Court for the Southern District of Texas or the Bankruptcy Court, which commenced on February 13, 2023. Scilex is a company focused on acquiring, developing and commercializing non-opioid pain management products for the treatment of acute and chronic pain.

The Transaction is being conducted through a Bankruptcy Court-supervised process and is subject to the receipt of higher or otherwise better offers from competing bidders at an auction, approval of the sale by the Bankruptcy Court, and the satisfaction of certain closing conditions. Accordingly, the Company can give no assurances of the outcome of the Transaction and whether the Company will be successful in acquiring the Purchased Securities. See note 9 – Subsequent Events for additional information regarding the Transaction.

DIP Loan Agreement

On August 9, 2023, the Company entered into the Senior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement by and among the Debtors, the Company and the guarantors from time to time party thereto, or the DIP Loan Agreement, pursuant to which the Company will provide to the Debtors a non-amortizing super-priority senior secured debtor-in-possession term loan financing facility in an aggregate principal amount of $100,000,000, the DIP Facility. The DIP Facility proceeds will be used (i) to refinance and pay in full the approximately $82,000,000 of obligations outstanding under the Debtors’ current DIP facility, the Existing DIP Facility, (ii) for working capital and other general corporate purposes of the Debtors (subject to an agreed budget), and (iii) the payment of certain statutory fees and bankruptcy-related expenses and fees.

The DIP Facility bears interest at a per annum rate equal to 15%, payable in cash (and a default interest rate that shall accrue at an additional per annum rate of 3% plus the non-default interest) and other fees and charges. The DIP Facility is secured by first-priority liens on substantially all of the Debtors’ assets, subject to certain enumerated exceptions.

The DIP Facility matures on the earliest of: (i) October 15, 2023; (ii) the effective date of a plan of reorganization in the Debtors Chapter 11 case; (iii) the sale or other disposition of all or substantially all of the collateral; (iv) the date of the acceleration of the obligations in accordance with the DIP Loan Agreement; (v) the dismissal of the Chapter 11 cases or conversion into Chapter 7 cases; (vi) the date of termination of the Stock Purchase Agreement or other related definitive documentation as a result of a material breach by the Debtors; and (vii) the date on which a trigger event in Scilex’s governance documents has occurred. See Note 9 – Subsequent Events for additional information regarding the DIP Loan Agreement.

Oral Insulin

Type 2 Diabetes: We conducted the ORA-D-013-1 Phase 3 trial on patients with type 2 diabetes, or T2D, with inadequate glycaemic control who were on two or three oral glucose-lowering agents. The primary endpoint of the trial was to evaluate the efficacy of our oral insulin capsule, ORMD-0801, compared to placebo in improving glycaemic control as assessed by HbA1c, with a secondary efficacy endpoint of assessing the change from baseline in fasting plasma glucose at 26 weeks. On January 11, 2023, we announced that the ORA-D-013-1 Phase 3 trial did not meet its primary and secondary endpoints. Following the results of the ORA-D-013-1 Phase 3 trial, we also terminated the ORA-D-013-2 Phase 3 trial, a second Phase 3 trial that included T2D patients with inadequate glycaemic control who were attempting to manage their condition with either diet alone or with diet and metformin. We recently completed an analysis of the data from the ORA-D-013-1 Phase 3 trial and found that subpopulations of patients with pooled specific parameters, such as body mass index (BMI), baseline HbA1c, age, gender and body weight, responded well to oral insulin. These subsets exhibited an over 1% placebo adjusted, statistically significant, reduction in HbA1c. We are currently considering if there is a path forward for our oral insulin candidate, based on this analysis.

On August 2, 2023, Oramed signed a non-binding term sheet with HTIT to establish a joint venture, or the JV, based on Oramed’s oral drug delivery technology. The proposed JV would focus on the development and worldwide commercialization of innovative products based on Oramed’s oral insulin and POD™ (Protein Oral Delivery) pipeline and HTIT’s manufacturing capabilities and technologies. The JV is subject to the execution of a binding definitive agreement.

The JV would be responsible for developing, marketing and commercializing drug products globally, focusing on Oramed’s oral insulin and POD™ technology, as well as other assets in the Oramed pipeline. The parties intend for the JV to initiate a Phase 3 oral insulin trial in the United States.

Oramed and HTIT would initially hold equal shares in the JV, with each owning 50% of the equity. The Board of Directors would initially consist of equal representation from HTIT and Oramed, ensuring that both parties have an equal say in decision-making. As part of the JV, HTIT will make an initial investment of $60 million, while Oramed will invest $10 million.

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

In December 2021, Oravax commenced a Phase 1 clinical trial, which was divided into two cohorts each comprised of 12 participants. In October 2022, Oravax reported positive preliminary Phase 1 data for Cohort A of this trial, meeting primary and secondary endpoints of safety and immunogenicity. These results included significant antibody response (2-6 fold over baseline) as measured by multiple markers of immune response to VLP vaccine antigens observed in the majority of the patients dosed, and no safety issues were observed, including mild symptoms. Cohort B completed dosing on January 5, 2023. Cohort B measured Immunoglobulin G, or IGG against the spike (S) protein, showing positive IGG in approximately 55% of the patients dosed.

Results of Operations

Comparison of six and three month periods ended June 30, 2023 and June 30, 2022

The following table summarizes certain statements of operations data of the Company for the six and three month periods ended June 30, 2023 and June 30, 2022 (in thousands of dollars except share and per share data):

	Six months ended		Three months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues	$1,340	$1,340	$674	$674
Cost of revenues	-	-	-	-
Research and development expenses	6,248	15,015	1,821	9,179
Sales and marketing expenses	376	970	192	380
General and administrative expenses	3,715	8,024	2,452	2,532
Financial income, net	4,075	894	2,478	350
Net loss for the period	$4,924	$21,775	$1,313	$11,067
Basic and diluted loss per share of common stock	$0.11	$0.54	$0.03	$0.27
Weighted average shares of common stock outstanding used in computing basic and diluted loss per share of common stock	40,144,725	38,732,636	40,225,594	38,795,318

Revenues

Revenues consist of proceeds related to the HTIT License Agreement that are recognized on a cumulative basis when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, through the expected product submission date by HTIT of June 2023, using the input method.

Revenues were $1,340,000 for each of the six month periods ended June 30, 2023 and June 30, 2022.

Revenues were $674,000 for each of the three month periods ended June 30, 2023 and June 30, 2022.

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

There was no cost of revenues for the three and six month periods ended June 30, 2023 and June 30, 2022.

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

 Research and development expenses for the six month period ended June 30, 2023 decreased by 58% to $6,248,000, compared to $15,015,000 for the six month period ended June 30, 2022. The decrease was mainly due to lower expenses related to the Phase 3 trials that were terminated. Stock-based compensation expenses for the six month period ended June 30, 2023 were $415,000, compared to $1,136,000 during the six month period ended June 30, 2022. This decrease was mainly due to performance equity awards that expired because they did not meet their performance conditions during the period ended June 30, 2023.

Research and development expenses for the three month period ended June 30, 2023 decreased by 80% to $1,821,000, compared to $9,179,000 for the three month period ended June 30, 2022. The decrease was mainly due to lower expenses related to the Phase 3 trials that were terminated. Stock-based compensation expenses for the three month period ended June 30, 2023 were $398,000, compared to $574,000 during the three month period ended June 30, 2022. This decrease was mainly due to equity awards that vested in the second half of 2022.

Following the results of the ORA-D-013-1 Phase 3 trial, which did not meet its primary and secondary endpoints, we terminated both ORA-D-013-1 and ORA-D-013-2 Phase 3 clinical trials. We recently completed an analysis of the data from the ORA-D-013-1 Phase 3 trial and found that subpopulations of patients with pooled specific parameters responded well to oral insulin. We are currently considering if there is a path forward for our oral insulin candidate, based on this analysis. We are also examining our existing pipeline and have commenced an evaluation process of potential strategic opportunities, with the goal of enhancing value for our stockholders.

Government grants

In the six month periods ended June 30, 2023 and June 30, 2022, we did not recognize any research and development grants. As of June 30, 2023, we had incurred liabilities to pay royalties to the Israel Innovation Authority of the Israeli Ministry of Economy and Industry of $96,000.

Sales and Marketing Expenses

Sales and marketing expenses include the salaries and related expenses of our commercial functions, consulting expenses and other general expenses.

Sales and marketing expenses for the six month period ended June 30, 2023 decreased by 61% to $376,000, compared to $970,000 for the six month period ended June 30, 2022. The decrease was primarily due to lower stock-based compensation expenses and consulting expenses. Stock-based compensation expenses for the six month period ended June 30, 2023 were $223,000, compared to $584,000 for the six month period ended June 30, 2022. This decrease was mainly due to performance equity awards that expired because they did not meet their performance conditions during the period ended June 30, 2023.

Sales and marketing expenses for the three month period ended June 30, 2023 decreased by 49% to $192,000, compared to $380,000 for the three month period ended June 30, 2022. The decrease was primarily due to lower stock-based compensation expenses. Stock-based compensation expenses for the three month period ended June 30, 2023 were $136,000, compared to $220,000 for the three month period ended June 30, 2022. This decrease was mainly due to performance equity awards that expired because they did not meet their performance conditions during the period ended June 30, 2023.

General and Administrative Expenses

General and administrative expenses include the salaries and related expenses of our management, consulting expenses, legal and professional fees, travel expenses, business development expenses, insurance expenses and other general expenses.

General and administrative expenses for the six month period ended June 30, 2023 decreased by 54% to $3,715,000 compared to $8,024,000 for the six month period ended June 30, 2022. This decrease was mainly due to lower stock-based compensation expenses and legal expenses. Stock-based compensation expenses for the six month period ended June 30, 2023 were $1,355,000, compared to $4,190,000 for the six month period ended June 30, 2022. This decrease was mainly due to equity awards that were granted and vested in the first quarter of 2022 and to performance equity awards that expired because they did not meet their performance conditions during the period ended June 30, 2023.

General and administrative expenses for the three month period ended June 30, 2023 decreased by 3% to $2,452,000 compared to $2,532,000 for the three month period ended June 30, 2022. This decrease was mainly due to decreases in legal expenses, public relations and investor relations expenses and insurance expenses partially offset by increases in stock-based compensation expenses and consulting expenses. Stock-based compensation expenses for the three month period ended June 30, 2023 were $1,285,000, compared to $1,087,000 for the three month period ended June 30, 2022. This increase was mainly due to equity awards granted to directors and officers in the second quarter of 2023.

Financial Income, net

Net financial income increased by 356% to $4,075,000 for the six month period ended June 30, 2023, compared to $894,000 for the six month period ended June 30, 2022. The increase was mainly due to interest from short-term bank deposits and revaluation of non-marketable equity securities.

Net financial income increased by 608% to $2,478,000 for the three month period ended June 30, 2023, compared to $350,000 for the three month period ended June 30, 2022. The increase was mainly due to interest from short-term bank deposits and revaluation of non-marketable equity securities.

Basic and Diluted Loss Per Share of Common Stock

Basic and diluted loss per share of common stock for the six month period ended June 30, 2023 decreased by 80% to $0.11, compared to $0.54 for the six month period ended June 30, 2022. The decrease in loss per share was mainly due to lower net loss resulting from the changes set forth above in the six month period ended June 30, 2023 compared to the six month period ended June 30, 2022.

Basic and diluted loss per share of common stock for the three month period ended June 30, 2023 decreased by 89% to $0.03, compared to $0.27 for the three month period ended June 30, 2022. The decrease in loss per share was mainly due to lower net loss resulting from the changes set forth above in the three month period ended June 30, 2023 compared to the three month period ended June 30, 2022.

Weighted Average Shares of Common Stock Outstanding

Weighted average shares of common stock outstanding for the six month period ended June 30, 2023 were 40,144,725, compared to 38,732,636 for the six month period ended June 30, 2022. The increase was mainly due to shares issued in connection with our controlled equity offering.

Weighted average shares of common stock outstanding for the three month period ended June 30, 2023 were 40,225,594, compared to 38,795,318 for the three month period ended June 30, 2022. The increase was mainly due to shares issued in connection with our controlled equity offering.

Liquidity and Capital Resources

From inception through June 30, 2023, we have incurred losses in an aggregate amount of $167,670,000. During that period and through June 30, 2023, we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of $255,376,000, net of transaction costs. During that period, we also received cash consideration of $28,001,000 from the exercise of warrants and options. We expect to seek additional financing through similar sources in the future, as needed. As of June 30, 2023, we had $6,767,000 of available cash, $142,491,000 of short-term bank deposits and $943,000 of marketable securities.

From inception through June 30, 2023, we have not generated significant revenues from our operations. Management continues to evaluate various financing alternatives for funding new strategic activities, future research and development activities and general and administrative expenses through fundraising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of future third party investments. Based on our current cash resources and commitments, we believe we will be able to maintain our current planned development activities and the corresponding level of expenditures for at least the next 12 months, although no assurance can be given that we will not need additional funds prior to such time.

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

On August 9, 2023, we entered into the DIP Loan Agreement with the Debtors in the principal amount of $100,000,000. This amount will be used by the Company as a credit bid for the consideration for the Purchased Securities, with an additional $5,000,000 in cash to be paid by the Company at closing. This transaction will significantly reduce our cash position. However, we believe we will be able to maintain our current planned development activities and the corresponding level of expenditures for at least the next 12 months, although no assurance can be given that we will not need additional funds prior to such time. See Note 9 – Subsequent Events for additional information regarding the DIP Loan Agreement.

On August 8, 2023, we borrowed an aggregate of $99,550,000 pursuant to loan agreements from the Israel Discount Bank, LTD (the “Short-Term Borrowings”). The Short-Term Borrowings mature on dates ranging from August 11, 2023 to May 24, 2024, bear interest ranging from 6.66% to 7.38%, are secured by certificates of deposits issued by the Israel Discount Bank, LTD having an aggregate face amount of $99,550,000. The net proceeds of the Short-Term Borrowings were used to fund the DIP Loan Agreement.

As of June 30, 2023, our total current assets were $150,970,000 and our total current liabilities were $1,067,000. On June 30, 2023, we had a working capital surplus of $149,903,000 and an accumulated loss of $167,670,000. As of December 31, 2022, our total current assets were $157,109,000 and our total current liabilities were $5,746,000. On December 31, 2022, we had a working capital surplus of $151,363,000 and an accumulated loss of $163,081,000. The decrease in working capital from December 31, 2022 to June 30, 2023 was mainly due to a decrease in cash and cash equivalents, marketable securities, partially offset by an increase in short term deposits and accounts payable and accrued expenses.

During the six month period ended June 30, 2023, cash and cash equivalents decreased to $6,767,000, from $40,464,000 as of December 31, 2022. The decrease was mainly due to the reasons described below.

Operating activities used cash of $8,183,000 in the six month period ended June 30, 2023, compared to $17,615,000 used in the six month period ended June 30, 2022. Cash used in operating activities primarily consisted of research and development, sales and marketing and general and administrative expenses and changes in stock-based compensation expenses, interest on deposits, account payables and accrued expenses.

Investing activities used cash of $27,913,000 in the six month period ended June 30, 2023, compared to cash provided by investing activities of $17,222,000 in the six month period ended June 30, 2022. Cash used by investing activities in the six month period ended June 30, 2023 consisted primarily of the purchase of short-term deposits, partially offset by proceeds from short term investing activities.

Financing activities provided cash of $2,430,000 in the six month period ended June 30, 2023, compared to $2,291,000 provided in the six month period ended June 30, 2023. Cash provided by financing activities consisted primarily of proceeds from the issuance of our common stock.

On September 1, 2021, we entered into a controlled equity offering agreement, or the Cantor Equity Distribution Agreement, with Cantor Fitzgerald & Co., as agent, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100,000,000, through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to our effective shelf registration statement on Form S-3 including a prospectus dated July 26, 2021 and prospectus supplement dated September 1, 2021. We paid the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the Cantor Equity Sales Agreement. As of June 30, 2023, 1,971,447 shares were issued under the Cantor Equity Distribution Agreement for aggregate net proceeds of $26,253,000.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the quarter ended June 30, 2023. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully the following information about these risks, together with the other risks contained under the heading “Item 1A. Risk Factors” in our Annual Report before making an investment decision. Our business, prospects, financial condition and results of operations may be materially and adversely affected as a result of any of the following risks. The value of our securities could decline as a result of any of these risks. You could lose all or part of your investment in our securities. Some of the statements in “Item 1A. Risk Factors” are forward-looking statements. The following risk factors are not the only risk factors facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Related to Our Business

If we fail to establish a joint venture with HTIT, if such joint venture is not successful or if we fail to realize the benefits we anticipate from such joint venture, we may not be able to capitalize on the full market potential of our drug products and technology.

On August 2, 2023, we signed a non-binding term sheet with HTIT to establish a joint venture, or the JV, based on Oramed’s oral drug delivery technology. The JV is subject to the execution of a binding definitive agreement and there can be no assurances, that we will enter into the binding and definitive agreements with HTIT in a particular time period, or at all, or on terms similar to those set forth in the non-binding term sheet, or that if such definitive agreements are entered into, that the JV will receive the necessary regulatory approvals for the Phase 3 oral insulin trial in the United States or that our drug products and our technology will be developed and commercialized successfully. In addition, the JV will subject us to a number of risks including risks relating to the lack of full control of the JV, potential disagreements with HTIT about how to manage the JV that may result in the delay or termination of the commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources, conflicting interests of the JV, and the JV and its business not being profitable.

While we believe that our board representation, voting rights and other contractual rights with respect to the JV will serve to mitigate some of these risks, we may have disagreements with the other directors and HTIT that could impair our ability to influence the JV to act in a manner that we believe is in the best interests of our Company.

We may not be able to close the Stock Purchase Agreement with Sorrento and complete the Transaction, realize the anticipated benefits of the Transaction, or recover the proceeds and/or collateral under the DIP Loan Agreement, which may impact our operations and financial condition.

On August 7, 2023, we entered into the Stock Purchase Agreement with Sorrento to acquire the Purchased Securities for a total purchase price of $105,000,000. In addition, on August 9, 2023, we entered into the DIP Loan Agreement, pursuant to which the Company will provide to Sorrento and its wholly-owned subsidiary a non-amortizing super-priority senior secured debtor-in-possession term loan financing facility in an aggregate principal amount of $100,000,000. Sorrento and its wholly-owned subsidiary are debtors in Chapter 11 bankruptcy proceedings pending before the Bankruptcy Court and the Transaction is being conducted through a Bankruptcy Court-supervised process and is subject to the receipt of higher or otherwise better offers from competing bidders at an auction and the approval of the sale by the Bankruptcy Court. The Stock Purchase Agreement includes certain other closing conditions, including the receipt of governmental approvals, the approval of an amendment to Scilex’s governance documents, the grant of an irrevocable proxy and call option with respect to the remaining share of Scilex Series A preferred stock retained by Sorrento, no occurrence of a trigger event in Scilex’s governance documents having occurred, entry by the Company and Scilex into a new registration rights agreement, and no occurrence of an event of default under the DIP Facility. The Stock Purchase Agreement also provides for certain termination rights including, but not limited to, by mutual written consent of the parties, and by either party in the event that the Transaction is not consummated by September 30, 2023, or pursuant to any legal prohibition or injunction.

There can be no assurances that Sorrento won’t receive higher or otherwise better offers from competing bidders, that the Bankruptcy Court will approve the Transaction, that the Company and Sorrento will be able to satisfy the other closing conditions in a timely matter or at all and acquire the Purchased Securities, or regarding the occurrence of any event, change or other circumstances that could give rise to the termination of the Stock Purchase Agreement by either the Company or Sorrento. There can be also no assurances, even if the Transaction is consummated, that we will be able to realize the anticipated benefits of the Transaction when expected or at all, and to recover the proceeds and/or collateral under the DIP Loan Agreement. The Transaction may also be more expensive to complete than anticipated by us and may subject us to potential litigation. This, in turn, may adversely affect our operations and financial condition.

ITEM 6 – EXHIBITS

Number	Exhibit
2.1+	Stock Purchase Agreement dated August 7, 2023, by and between Oramed Pharmaceuticals Inc. and Sorrento Therapeutics, Inc. (incorporated by reference from our current report on Form 8-K filed August 9, 2023).

2.2*	First Amendment to Stock Purchase Agreement dated August 9, 2023, by and between Oramed Pharmaceuticals Inc. and Sorrento Therapeutics, Inc.

10.1*	Representative Form of Indemnification Agreements between Oramed Pharmaceuticals Inc. and each of our directors and officers.

10.2+	Senior Secured, Super-Priority Debtor-In-Possession Loan and Security Agreement dated August 9, 2023, by and between Oramed Pharmaceuticals Inc., Sorrento Therapeutics, Inc. and Scintilla Pharmaceuticals, Inc. (incorporated by reference from our current report on Form 8-K filed August 9, 2023).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

+	Certain exhibits and similar attachments to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit or other attachment will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Date: August 10, 2023	By:	/s/ Nadav Kidron
Nadav Kidron
President and Chief Executive Officer

Date: August 10, 2023	By:	/s/ David Silberman
David Silberman
Chief Financial Officer
(Principal Financial and Accounting Officer)