Form 10-K
period 2023-12-31
ORAMED PHARMACEUTICALS INC.
filed 2024-03-06
CIK 1176309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-35813

ORAMED PHARMACEUTICALS INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	98-0376008
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1185 Avenue of the Americas, Third Floor, New York, NY	10036
(Address of Principal Executive Offices)	(Zip Code)

844-967-2633
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.012	ORMP	Nasdaq Capital Market, Tel Aviv Stock Exchange

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

Yes ☐      No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $130,525,522 based on a price of $3.58, being the last price at which the shares of the registrant’s common stock were sold on the Nasdaq Capital Market prior to the end of the most recently completed second fiscal quarter.

As of March 6, 2024, the registrant had 40,519,160 shares of common stock issued and outstanding.

i

INTRODUCTION AND USE OF CERTAIN TERMS

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company,” and “Oramed” mean Oramed Pharmaceuticals Inc. and our wholly-owned subsidiaries, unless otherwise indicated. All dollar amounts refer to U.S. dollars unless otherwise indicated.

On December 31, 2023, the exchange rate between the New Israeli Shekel, or NIS, and the dollar, as quoted by the Bank of Israel, was NIS 3.627 to $1.00. Unless indicated otherwise by the context, statements in this Annual Report on Form 10-K that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws and the Israeli securities law. Words such as “expects,” “anticipates,” “intends,” “plans,” “planned expenditures,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report on Form 10-K and include, among other statements, statements regarding the following:

●	our comprehensive analysis of data from our ORA-D-013-1 Phase 3 trial and plans to move forward with a protocol for a new Phase 3 clinical trial to be submitted to the U.S. Food and Drug Administration, or FDA;

●	our plan to evaluate potential strategic opportunities;

●	our ability to recover the proceeds and/or collateral under the Note (as defined herein) and related agreements from Scilex Holding Company, or Scilex;

●	the fluctuating market price and liquidity and the common stock of Scilex underlying the warrants;

●	the possibility that the anticipated benefits of the Transaction (as defined herein) are not realized when expected or at all, including as a result of the impact of, or problems arising from, the ability of Scilex to repay the Note and the ability of the Company to realize the value of the warrants;

●	the ability of Oramed, Hefei Tianhui Biotech Co., Ltd., or HTIT Biotech, and Technowl Limited to reach agreement and enter into additional agreements within a three-month period of the signing of the JV Agreement (as defined herein), and the ability of the parties to succeed in the goals set out for the joint venture;

●	our exposure to potential litigation;

●	our ability to enhance value for our stockholders;

●	the expected development and potential benefits from our products;

●	the prospects of entering into additional license agreements, or other partnerships or forms of cooperation with other companies or medical institutions;

●	future milestones, conditions and royalties under our license agreements;

●	the potential of the Oravax Medical Inc., or Oravax, vaccine to protect against the coronavirus, or COVID-19, pandemic;

ii

●	our research and development plans, including preclinical and clinical trials plans and the timing of enrollment, obtaining results and conclusion of trials;

●	our belief that our technology has the potential to deliver medications and vaccines orally that today can only be delivered via injection;

●	the competitive ability of our technology based on product efficacy, safety, patient convenience, reliability, value and patent position;

●	the potential market demand for our products;

●	our ability to obtain patent protection for our intellectual property;

●	our expectation that our research and development expenses will continue to be our major expenditure;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and

●	information with respect to any other plans and strategies for our business.

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

On January 11, 2023, we announced that the ORA-D-013-1 Phase 3 trial did not meet its primary or secondary endpoints. As a result, we terminated this trial and a parallel Phase 3, ORA-D-013-2 clinical trial. In 2023, we completed an analysis of the data from the ORA-D-013-1 Phase 3 trial and found that subpopulations of patients with pooled specific parameters, such as body mass index, or BMI, baseline HbA1c and age, responded well to oral insulin. Based on this analysis, we are working on a protocol for a new Phase 3 clinical trial to be submitted to the FDA. We are additionally examining our existing pipeline and have commenced an evaluation process of potential strategic opportunities, with the goal of enhancing value for our stockholders.

Scilex Transaction

On August 7, 2023, we entered into a Stock Purchase Agreement, as subsequently amended on August 9, 2023 and August 21, 2023, or the Sorrento SPA, with Sorrento Therapeutics, Inc., or Sorrento, to acquire certain equity securities of Scilex owned by Sorrento, or the Purchased Securities, for a purchase price of $105 million. Sorrento and its affiliated debtor, Scintilla Pharmaceuticals, Inc., or Scintilla and together with Sorrento, the Debtors, are in Chapter 11 bankruptcy proceedings.

On August 9, 2023, we entered into a Senior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement, or the Senior DIP Loan Agreement, with the Debtors in the principal amount of $100 million, which included a non-refundable closing fee of $450,000 paid in full out of the proceeds. This amount was subsequently drawn in full by the Debtors and was intended to be used by us as a credit for the consideration for the Purchased Securities, with an additional $5,000,000 in cash to be paid by us at closing. Thereafter, we and Sorrento continued discussions and negotiations relating to the sale contemplated under the Sorrento SPA.

Securities Purchase Agreement

On September 21, 2023, or the Closing Date, we entered into and consummated the transactions, or, collectively, the Transaction, contemplated by a Securities Purchase Agreement, or the Scilex SPA, with Scilex and Acquiom Agency Services LLC. Pursuant to the Scilex SPA, in exchange for Scilex assuming Sorrento’s outstanding obligations under the Senior DIP Loan Agreement, or the DIP Assumption, and for the ability to credit the amounts assumed under the DIP Assumption in exchange for certain equity securities of Scilex owned by Sorrento, Scilex (i) issued to us (A) a Senior Secured Promissory Note due 18 months from the date of issuance in the principal amount of $101,875,000, or the Note, which includes accrued and unpaid interest of $875,000 under the Senior DIP Loan Agreement and $1,000,000 of fees added to the principal amount of the Note, (B) a warrant to purchase up to an aggregate of 4,500,000 shares of common stock of Scilex, par value $0.0001 per share, or the Scilex Common Stock, and containing certain restrictions on exercisability, or the Closing Penny Warrant, and (C) warrants to purchase up to an aggregate of 8,500,000 shares of Scilex Common Stock, or the Subsequent Penny Warrants, and, together with the Closing Penny Warrant, the Penny Warrants, each with an exercise price of $0.01 per share and each with certain restrictions on exercisability, and (ii) caused certain outstanding warrants to purchase up to an aggregate of 4,000,000 shares of Scilex Common Stock with an exercise price of $11.50 per share to be transferred to us, or the Transferred Warrants and together with the Penny Warrants, the Warrants. In addition, on the Closing Date, Scilex reimbursed $1,910,000 of the Company’s Transaction expenses pursuant to the Scilex SPA.

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

Mandatory prepayments under the Note are required following the earlier of (a) April 1, 2024 and (b) the date upon which certain of Scilex’s outstanding indebtedness is repaid in full. Voluntary prepayments may be made at Scilex’s discretion; provided that, if made prior to the one-year anniversary of the Closing Date, Scilex will also be required to pay a customary 50% interest make-whole on the portion of the Note so prepaid.

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

Until the obligations under the Note are repaid in full, we have the right to designate one non-voting observer, to attend meetings of the board of directors and committees of Scilex and its subsidiaries. Currently, David Silberman, our Chief Financial Officer, is the observer.

Pursuant to the terms of the Scilex SPA, we received the first principal payment of $5 million on December 21, 2023. The next principal payment in the amount of $15 million is expected to be paid on March 21, 2024.

Warrants

The Closing Penny Warrant will be exercisable upon the earliest of (i) March 14, 2025, (ii) the date on which the Note has been repaid in full and (iii) the Management Sale Trigger Date (as defined therein), if any, and will expire on the date that is the fifth anniversary of the issuance date. For purposes of the Closing Penny Warrant (as well as the Subsequent Penny Warrants), the Management Sale Trigger Date is generally the first date that either Dr. Henry Ji, Scilex’s Executive Chairperson, or Mr. Jaisim Shah, Scilex’s Chief Executive Officer and President and a member of Scilex’s Board of Directors, engages in certain sales or other similar transfers of shares of Scilex Common Stock or other of Scilex’s or any of its subsidiaries’ securities, subject to certain exceptions as are customary for lock-up agreements executed by directors and officers in connection with financings or similar transactions. The exercise price of the Closing Penny Warrant is $0.01 per share, subject to adjustment.

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

Registration Rights Agreement

In connection with the Scilex SPA, on September 21, 2023, we entered into a registration rights agreement with Scilex, pursuant to which Scilex granted us certain registration rights applicable to the resale of the shares underlying the Warrants and agreed to pay liquidated damages equal to the product of 2.0% multiplied by the sum of (x) the aggregate principal amount outstanding under the Note and (y) the aggregate Exercise Price (as defined in the Closing Penny Warrant) of the Closing (capped at 12%) of the aggregate subscription amount.

Research and Development

Oral Insulin

Type 2 Diabetes: We conducted the ORA-D-013-1 Phase 3 trial on patients with type 2 diabetes, or T2D, with inadequate glycaemic control who were on two or three oral glucose-lowering agents. The primary endpoint of the trial was to evaluate the efficacy of our oral insulin capsule, ORMD-0801, compared to placebo in improving glycaemic control as assessed by HbA1c, with a secondary efficacy endpoint of assessing the change from baseline in fasting plasma glucose at 26 weeks. On January 11, 2023, we announced that the ORA-D-013-1 Phase 3 trial did not meet its primary or secondary endpoints. Following the results of the ORA-D-013-1 Phase 3 trial, we also terminated the ORA-D-013-2 Phase 3 trial, a second Phase 3 trial that included T2D patients with inadequate glycaemic control who were attempting to manage their condition with either diet alone or with diet and metformin. In 2023, we completed an analysis of the data from the ORA-D-013-1 Phase 3 trial and found that subpopulations of patients with pooled specific parameters, such as BMI, baseline HbA1c and age, responded well to oral insulin. These subsets exhibited an over 1% placebo adjusted, statistically significant, reduction in HbA1c. Based on this analysis, we are working on a protocol for a new Phase 3 clinical trial to be submitted to the FDA.

Joint Venture Agreement: On January 22, 2024, Oramed and its wholly-owned subsidiary, Oramed Ltd., entered into a Joint Venture Agreement, or the JV Agreement, with HTIT Biotech and Technowl Limited, a wholly-owned indirect subsidiary of HTIT Biotech, or HTIT Sub, and together with HTIT Biotech, HTIT, pursuant to which, subject to the terms and conditions set forth in the JV Agreement, the parties will establish a joint venture, or the JV, based on Oramed’s oral drug delivery technology.

The JV will focus on the development and worldwide commercialization of innovative products based on Oramed’s oral insulin and POD™ (Protein Oral Delivery) pipeline and HTIT’s manufacturing capabilities and technologies. The parties intend for the JV to use the protocol we are currently working on to initiate a Phase 3 oral insulin trial in the United States.

Oramed and HTIT will initially hold equal shares in the JV, with each owning 50% of the equity. The board of directors will initially consist of equal representation from HTIT and Oramed. HTIT will contribute to the JV $70 million in cash, while Oramed will contribute $20 million (comprised of $10 million in cash and $10 million in shares of Oramed common stock that will be subject to certain registration rights) and will transfer intellectual property related to its oral insulin and POD™ technology, as well as other assets in the Oramed pipeline. HTIT will have an option to invest additional funds into the JV up to an aggregate amount of $20 million, thereby increasing its equity holdings and board representation. Oramed will be entitled to receive a 3% royalty on gross revenues of the JV generated from Oramed related assets.

The consummation of the JV Agreement is subject to and contingent upon the parties entering into additional agreements within a three-month period, including an asset transfer agreement for the transfer of Oramed’s intellectual property to the JV, a commercial supply agreement for the manufacture and supply of products by HTIT to the JV, as well as other documents and agreements to regulate the relationship of the parties and the JV to be formed pursuant to the JV Agreement. There is no assurance that the parties will complete and sign these additional agreements within the agreed timeline or at all. If such agreements are not signed within the agreed timeframe, then either party may apply a 30-day extension, after which the JV Agreement may be terminated and voided by either party. Thereafter, the consummation of the JV transaction is further subject to the satisfaction or waiver of certain other closing conditions within a three-month period following the completion of the aforesaid ancillary agreements. If the closing conditions are not met within the agreed timeframe, then either party may apply a 30-day extension, after which the JV Agreement may be terminated and voided by either party. In addition, completion of the transactions contemplated under the JV Agreement is subject to the satisfaction or waiver of customary and certain other closing conditions.

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

Oral Vaccine

On March 18, 2021, we entered into a license agreement, or the Oravax License Agreement, with Oravax, a 63% owned joint venture to commercialize oral vaccines for COVID-19 and other novel coronaviruses based on Premas Biotech Pvt. Ltd.’s proprietary vaccine technology involving a triple antigen virus like particle, or the Oravax product.

In October 2022, Oravax reported positive preliminary Phase 1 data for Cohort A of a Phase 1 clinical trial, meeting primary or secondary endpoints of safety and immunogenicity. These results included significant antibody response (2-6 fold over baseline) as measured by multiple markers of immune response to virus like particle vaccine antigens observed in the majority of the patients dosed, and no safety issues were observed, including mild symptoms. Cohort B completed dosing in January 2023. Cohort B measured Immunoglobulin G, or IGG, against the spike (S) protein, showing positive IGG in approximately 55% of the patients dosed. We are currently evaluating our path forward for Oravax’s oral vaccines for COVID-19.

PeriTech Acquisition and License

In December 2023, we executed and completed an agreement with PeriTech Pharma Ltd., or PeriTech, acquiring the rights to their film-forming technology tailored for the delivery of topical/dermatology agents. This includes a once-daily over-the-counter treatment for hemorrhoids. The PeriTech pipeline extends its potential applications to include indications such as pruritus ani, anal warts, anal fissures and herpes labialis.

We have entered into an exclusive licensing agreement with Genomma Lab Internacional S.A.B. de C.V, or Genomma Labs, pursuant to which we granted Genomma Labs the development and commercialization rights to the PeriTech pipeline, in exchange for a royalty based on net sales.

Impact of Current Events

On October 7, 2023, the State of Israel was attacked by and subsequently declared war on Hamas. Israel has been in an ongoing state of war with Hamas since that time. Following the attack by Hamas, Hezbollah has also launched attacks against Israel and Israel has been responding to these attacks with targeted air strikes. It is possible that other terrorist organizations, including Palestinian military organizations in the West Bank, as well as other hostile countries, such as Iran, will join the hostilities. As of March 6, 2024, we believe that there is no immediate risk to our business operations related to these events. For further information, see “Item 1A. Risk Factors,” under “We are affected by the political, economic and military risks of having operations in Israel.”

Raw Materials

Our oral insulin capsule for clinical trials was manufactured by Fidelio Healthcare, a diversified European Contract Development and Manufacturing Organization (CDMO) in the pharmaceutical and healthcare industries.

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

We maintain a proactive intellectual property strategy, which includes patent filings in multiple jurisdictions, including the United States and other commercially significant markets. We hold 38 patent applications currently pending, with respect to various compositions, methods of production and oral administration of proteins and exenatide. Expiration dates for pending patents, if granted, will fall between 2026 and 2039.

We hold 117 patents, eight of which were issued during the fiscal year ended December 31, 2023, including patents issued by the United States, Swiss, German, French, U.K., Italian, Netherlands, Swedish, Spanish, Australian, Israeli, Japanese, New Zealand, South African, Russian, Canadian, Hong Kong, Chinese, European and Indian patent offices that cover a part of our technology, which allows for the oral delivery of proteins; patents issued by the Australian, Canadian, European, Austrian, Belgian, French, German, Irish, Italian, Luxembourg, Monaco, Netherlands, Norwegian, Spanish, Swedish, Swiss, U.K., Israeli, New Zealand, South African, Russian, Brazilian and Japanese patent offices that cover part of our technology for the oral delivery of exenatide; and patents issued by the European, Austrian, Belgian, Denmark, French, German, Irish, Italian, Luxembourg, Monaco, Netherlands, Norway, Spanish, Swedish, Swiss, U.K. and Japanese patent offices for treating diabetes.

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

We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. Our policy is to require our employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers, Board of Directors, or our Board, technical review board and other advisors, to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. We also require signed confidentiality or material transfer agreements from any company that is to receive our confidential information. In the case of employees, consultants and contractors, the agreements provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of the Company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

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

As part of this agreement, Oramed Ltd. entered into a patent transfer agreement, or the Patent Transfer Agreement, according to which Oramed Ltd. assigned to Entera all of its rights to a patent application related to the oral administration of proteins that it has licensed to Entera since August 2010, in return for royalties of 3% of Entera’s net revenues and a license back of that patent application for use in respect of diabetes and influenza. As of December 31, 2023, Entera had not paid any royalties to Oramed Ltd. On December 11, 2018, Entera announced that it had entered into a research collaboration and license agreement with Amgen, Inc., or Amgen. To the extent that the license granted to Amgen results in net revenues as defined in the Patent Transfer Agreement, Oramed Ltd. will be entitled to the aforementioned royalties. During the years ended December 31, 2023 and 2022, we did not sell any of DNA’s ordinary shares. As of December 31, 2023, we held approximately 1.4% of DNA’s outstanding ordinary shares and approximately 0.4% of Entera’s outstanding ordinary shares.

HTIT

On November 30, 2015, we entered into a Technology License Agreement, or TLA, with HTIT and on December 21, 2015, these parties entered into an Amended and Restated Technology License Agreement that was further amended by the parties on June 3, 2016 and July 24, 2016, or the HTIT License Agreement. According to the HTIT License Agreement, we granted HTIT an exclusive commercialization license in the territory of the People’s Republic of China, Macau and Hong Kong, related to our oral insulin capsule, ORMD-0801, or the Product. Pursuant to the HTIT License Agreement, HTIT will conduct, at its own expense, certain pre-commercialization and regulatory activities with respect to our technology and ORMD-0801 capsule, and will pay (i) royalties of 10% on net sales of the related commercialized products to be sold by HTIT in the territory, or Royalties, and (ii) an aggregate of $37.5 million, of which $3 million was payable immediately, $8 million will be paid subject to our entry into certain agreements with certain third parties, and $26.5 million will be payable upon achievement of certain milestones and conditions. In the event that we will not meet certain conditions, the Royalties rate may be reduced to a minimum of 8%. Following the final expiration of our patents covering the technology in the territory in 2033, the Royalties rate may be reduced, under certain circumstances, to 5%. The royalty payment obligation shall apply during the period of time beginning upon the first commercial sale of the Product in the territory, and ending upon the later of (i) the expiration of the last-to-expire licensed patents in the territory; and (ii) 15 years after the first commercial sale of the Product in the territory. The HTIT License Agreement shall remain in effect until the expiration of the royalty term. The HTIT License Agreement contains customary termination provisions. Through December 31, 2023, we received aggregate milestone payments of $20.5 million out of the aggregate amount of $37.5 million.

On August 21, 2020, we received a letter from HTIT, disputing certain pending payment obligations of HTIT under the TLA. We wholly disputed said claims and are planning to resolve any such claims as part of our discussions with HTIT.

See “—Research and Development” above regarding the JV Agreement we signed with HTIT to establish the JV, based on Oramed’s oral drug delivery technology. The proposed JV will focus on the development and worldwide commercialization of innovative products based on Oramed’s oral insulin and POD™ (Protein Oral Delivery) pipeline and HTIT’s manufacturing capabilities and technologies.

Oravax License

In consideration for the grant of the license under the Oravax License Agreement, we will receive (i) royalties equal to 7.5% on net sales, as defined in the Oravax License Agreement, of each product commercialized by Oravax, its affiliates and permitted sublicensees related to the license during the term specified in the Oravax License Agreement, (ii) sublicensing fees equal to 15% of any non-sales-based consideration received by Oravax from a permitted sublicensee and (iii) other payments ranging between $25 million to $100 million, based on certain sales milestones being achieved by Oravax. The parties further agreed to establish a development and steering committee, which will consist of three members, of which two members will be appointed by us, that will oversee the ongoing research, development, clinical and regulatory activity with respect to the Oravax product. In addition, we agreed to buy and Oravax agreed to issue to us 1,890,000 shares of common stock of Oravax, representing 63% of the common stock of Oravax for the aggregate amount of $1.5 million. Akers Biosciences Inc. contributed $1.5 million in cash to Oravax and a license agreement to the Oravax product.

Medicox License

On November 13, 2022, we entered into a distribution license agreement with Medicox Co., Ltd., or Medicox, an emerging biotech company with a consortium of proven partnerships in the Republic of Korea. The agreement grants Medicox the exclusive license to apply for regulatory approval and distribute ORMD-0801 for ten years in the Republic of Korea. Medicox will comply with agreed distribution targets and will purchase ORMD-0801 at an agreed upon transfer price per capsule. In addition, Medicox will pay Oramed up to $15 million in developmental milestones, $2 million of which were received by Oramed in 2022, and up to 15% royalties on gross sales. Medicox will also be responsible for gaining regulatory approval in the Republic of Korea.

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

Dr. Julio Rosenstock, MD, joined the Oramed Scientific Advisory Board in January 2020. Dr. Rosenstock is the Senior Scientific Advisor and Director of Velocity Clinical Research at Medical City, Dallas, Texas, and a Clinical Professor of Medicine at the University of Texas Southwestern Medical Center in Dallas, Texas. He is board certified in Internal Medicine, Endocrinology and Metabolism. His clinical and research activities have focused on exploring novel agents and therapeutic strategies to improve glycemic control, particularly early combination therapies in Type 2 Diabetes. Over the last 30 years, he has participated in hundreds of clinical trials and has had an active role in the development of new oral agents, incretin-related therapies and insulin formulations, often acting as a lead clinical investigator and scientific advisor on the design and reporting of these clinical trials. Dr. Rosenstock has been the author or co-author of 386 peer-reviewed manuscripts (H-index 124) and several hundreds of scientific abstracts and he is considered a key opinion leader in Type 2 Diabetes. He has also contributed to 13 book chapters on various topics in the field of diabetes and is considered a key opinion leader in Type 2 Diabetes.

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

Dr. Anne Peters, MD, joined the Oramed Scientific Advisory Board in June 2022. Dr. Peters is Professor of Medicine at the Keck School of Medicine of the University of Southern California (USC) and Director of the USC Clinical Diabetes Programs. Dr. Peters earned her medical degree from the Pritzker School of Medicine at the University of Chicago and performed an internal medicine residency at Stanford University and an endocrinology fellowship at Cedars-Sinai Medical Center. She previously directed the clinical diabetes programs at Cedars-Sinai Medical Center and UCLA in California. Her research has focused on testing new approaches for diagnosing and treating diabetes and developing systems of care to improve outcomes in diabetic under-resourced populations. Dr. Peters has consulted for many entities, including the FDA, the Centers for Disease Control and Prevention and the National Institutes of Health to help guide the development and use of treatments for diabetes. In addition to being an investigator for more than 40 research studies, Dr. Peters has published over 200 articles, has written four books, and has given more than 500 lectures locally, nationally, and internationally. She has been on multiple guideline writing committees for the treatment of both type 1 and type 2 diabetes. She was a recipient of the ADA Outstanding Physician Clinician Award, the Bernardo Houssay Award from the National Minority Quality Forum and received an Endocrine Society Laureate Award for Public Service.

Employees

We believe it is imperative to attract and retain top talent for all positions in the Company. We seek to make Oramed an inclusive, diverse and safe workplace, with meaningful compensation, benefits and wellness programs and opportunities.

We have experienced personnel involved in our research and development programs, as well as appropriate clinical/regulatory, quality assurance and other personnel needed to advance through clinical trials or have engaged the services of experts in the field for these requirements. As of December 31, 2023, we have contracted with fifteen individuals for employment or consulting arrangements, including employees of Oravax. Of our staff, five are senior management, four are engaged in research and development work, and the remaining six are involved in corporate and administration work.

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

Following the results of the ORA-D-013-1 Phase 3 trial, we conducted a comprehensive analysis of the data to understand if there is a path forward for our oral insulin candidate and are working on a protocol for a new Phase 3 clinical trial to be submitted to the FDA. Concurrently, we are examining our existing pipeline and have commenced an evaluation process of potential strategic opportunities, including among others, continuation as a stand-alone business, capital raises, or one or more acquisitions, mergers or business combinations or other strategic transactions. Potential counterparties in a strategic transaction involving us may place minimal or no value on our assets. While we are devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, or lead to any stockholder value. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining stockholder approval and the availability of financing to third parties in a potential transaction with us on reasonable terms. The process of reviewing alternative strategic paths may be time consuming, may involve the dedication of significant resources and may require us to incur significant costs and expenses. It could negatively impact our ability to attract, retain and motivate employees, and expose us to potential litigation in connection with this process or any resulting transaction. If we are not successful in setting forth a new strategic path for the Company, or if our plans are not executed in a timely fashion, this may cause reputational harm with our stockholders and other stakeholders and the value of our securities may be adversely impacted. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly. There can be no guarantee that the process of evaluating alternative strategic paths will result in our entering into or completing potential transactions within the anticipated timing or at all.

If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process we have undertaken to identify and evaluate strategic alternatives, the negotiation and consummation of any such transaction will require significant time on the part of our management and may disrupt our business. The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including: increased near-term and long-term expenditures; exposure to unknown liabilities; higher than expected acquisition or integration costs; incurrence of substantial debt or dilutive issuances of equity securities to fund future operations; write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges; increased amortization expenses; impairment of relationships with key suppliers of any acquired business due to changes in management and ownership; inability to retain our key employees; and possibility of future litigation. Any of the above risks could have a material adverse effect on our business, financial condition, and prospects.

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

Successful evaluation and completion of our remaining development programs and our transition to normal operations are dependent upon obtaining necessary regulatory approvals from the FDA prior to selling our products within the United States, and foreign regulatory approvals must be obtained to sell our products internationally. There can be no assurance that we will receive regulatory approval of any of our product candidates, and a substantial amount of time may pass before we achieve a level of revenues adequate to support our operations. We expect to incur substantial expenditures in connection with our research and development programs, our strategic evaluation process, as well as the regulatory approval process with FDA and other agencies for each of our current or future product candidates during their respective developmental periods. Obtaining marketing approval will be directly dependent on our ability to implement the necessary regulatory steps required to obtain marketing approval in the United States and in other countries. We cannot predict the outcome of these activities.

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

We do not have sufficient revenues from our research and development activities to fully support our operations. Consequently, we have incurred net losses and negative cash flows since inception. We currently have only licensing revenues and no product revenues, and may not succeed in developing or commercializing any products which could generate product revenues. We do not expect to have any products on the market for several years. In addition, development of our product candidates requires a process of pre-clinical and clinical testing, during which our products could fail. For example, in January 2023, the ORA-D-013-1 Phase 3 trial did not meet its primary or secondary endpoints. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we will not be able to market our product candidates. Eventual profitability will depend on our success in developing, manufacturing, and marketing our product candidates or in pursuing a successful strategic alternative. As of December 31, 2023 and 2022, we had working capital of $109,370,000 and $151,363,000, respectively, and stockholders’ equity of $163,821,000 and $151,812,000, respectively. During the years ended December 31, 2023 and 2022, we generated revenues of $1,340,000 and $2,703,000, respectively. For the period from our inception on April 12, 2002 through December 31, 2023, we incurred net losses of $157,556,000. We may never achieve profitability and expect to incur net losses in the foreseeable future. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies. We currently hold several pending patent applications in the United States, Canada, Brazil, Europe, India, Hong Kong, Japan and China for our technologies covering oral administration of insulin and other proteins and oral administration of exenatide and proteins and 117 patents issued by the United States and various other countries’ patent offices that cover a part of our technology, which allows for the oral delivery of proteins; patents issued by various patent offices that cover part of our technology for the oral delivery of exenatide; and patents issued by patent offices for treating diabetes. Further, we rely on a combination of trade secrets and non-disclosure and other contractual agreements and technical measures to protect our rights in our technology. We depend upon confidentiality agreements with our officers, directors, employees, consultants, and subcontractors, as well as collaborative partners, to maintain the proprietary nature of our technology. These measures may not afford us sufficient or complete protection, and others may independently develop technology similar to ours, otherwise avoid our confidentiality agreements, or produce patents that would materially and adversely affect our business, prospects, financial condition and results of operations. We believe that our technology is not subject to any infringement actions based upon the patents of any third parties; however, our technology may in the future be found to infringe upon the rights of others. Others may assert infringement claims against us or against companies to which we have licensed our technology, and if we should be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, our ability to continue to use our technology could be materially restricted or prohibited. If this event occurs, we may be required to obtain licenses from the holders of this intellectual property, enter into royalty agreements, or redesign our products so as not to utilize this intellectual property, each of which may prove to be uneconomical or otherwise impossible. Licenses or royalty agreements required in order for us to use this technology may not be available on terms acceptable to us, or at all. These claims could result in litigation, which could materially adversely affect our business, prospects, financial condition and results of operations. Further, we may need to indemnify companies to which we licensed our technology in the event that such technology is found to infringe upon the rights of others.

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

The successful commercialization of our principal product, the oral insulin capsule, was crucial for our success. On January 12, 2023, we announced top-line results from the phase 3 trial of our oral insulin capsule, which did not meet its primary or secondary endpoints, and indicated that we expect to discontinue oral insulin clinical activities for T2D. At present, following the results of the ORA-D-013-1 Phase 3 trial, we conducted a comprehensive analysis of the data to understand if there is a path forward for our oral insulin candidate and are working on a protocol for a new Phase 3 clinical trial to be submitted to the FDA. Concurrently, we are examining our existing pipeline and have commenced an evaluation process of potential strategic opportunities. Even if we succeed in commencing a new clinical trial for our oral insulin capsule, there are a variety of risks and uncertainties related to its development. Principally, these risks include the following:

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

Clinical trials must meet FDA and foreign regulatory requirements. We have limited experience in designing, conducting and managing the preclinical trials and clinical trials necessary to obtain regulatory approval for our product candidates in any country. In the past, we entered into agreements with Integrium LLC and other consultants to assist us in designing, conducting and managing our various clinical trials in the United States, Europe and Israel. Any failure of a consultant to fulfill their obligations could result in significant additional costs as well as delays in designing, consulting and completing clinical trials on our products.

Our clinical trials may encounter delays, suspensions or other problems.

We may encounter problems in clinical trials that may cause us or the FDA or foreign regulatory agencies to delay, suspend or terminate our clinical trials at any phase. These problems could include the possibility that we may not be able to conduct clinical trials at our preferred sites, enroll a sufficient number of patients for our clinical trials at one or more sites or begin or successfully complete clinical trials in a timely fashion, if at all. For example, the rate of enrollment for our Phase 1 clinical trial for our oral COVID-19 vaccine in South Africa was slower than anticipated due to several factors, including the fact that many volunteers did not qualify during screening due to prior asymptomatic COVID-19 infection and other conditions, and as a result we had to add an additional clinical site. Furthermore, we, the FDA or foreign regulatory agencies may suspend clinical trials at any time if we or they believe the subjects participating in the trials are being exposed to unacceptable health risks or if we or they find deficiencies in the clinical trial process or conduct of the investigation. If clinical trials of any of the product candidates fail, we will not be able to market the product candidate which is the subject of the failed clinical trials. The FDA and foreign regulatory agencies could also require additional clinical trials, which would result in increased costs and significant development delays. Our failure to adequately demonstrate the safety and effectiveness of a pharmaceutical product candidate under development could delay or prevent regulatory approval of the product candidate and could have a material adverse effect on our business, prospects, financial condition and results of operations. For example, see “Item 1. Business—Description of Business— Research and Development” regarding the results of the ORA-D-013-1 Phase 3 trial that did not meet its primary or secondary endpoints. Finally, the COVID-19 pandemic impacted clinical trials generally in recent years, and we experienced approximately six months of delays in clinical trials due to slow-downs of recruitment for trials generally related to COVID-19. We may experience further delays in site initiation and patient enrollment, failures to comply with study protocols, delays in the manufacture of our product candidates for clinical testing and other difficulties in starting or competing our clinical trials.

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

The testing, marketing and manufacturing of any of our products will require the approval of the FDA or regulatory agencies of other countries. We cannot predict with any certainty the amount of time necessary to obtain regulatory approvals, including from the FDA or other foreign regulatory authorities, and whether any such approvals will ultimately be granted. In any event, review and approval by the regulatory bodies is anticipated to take a number of years. Preclinical and clinical trials may reveal that one or more of our products are ineffective or unsafe, in which event further development of such products could be seriously delayed or terminated. For example, in January 2023, we announced that our ORA-D-013-1 Phase 3 trial did not meet its primary or secondary endpoints. As a result, we decided to terminate our ORA-D-013-2 Phase 3 trial, conducted a comprehensive analysis of the data to understand if there is a path forward for our oral insulin candidate and are working on a protocol for a new Phase 3 clinical trial to be submitted to the FDA. Moreover, obtaining approval for certain products may require the testing on human subjects of substances whose effects on humans are not fully understood or documented. Delays in obtaining necessary regulatory approvals of any proposed product and failure to receive such approvals would have an adverse effect on the product’s potential commercial success and on our business, prospects, financial condition and results of operations. In addition, it is possible that a product may be found to be ineffective or unsafe due to conditions or facts which arise after development has been completed and regulatory approvals have been obtained. In this event we may be required to withdraw such product from the market. See “Item 1. Business—Description of Business—Government Regulation.”

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

Any future revenues from HTIT under the TLA are dependent upon the achievement of certain milestones and conditions, and the success of HTIT to implement our technology and to manufacture the oral insulin capsule. Any future revenues from HTIT under the TLA are also dependent upon the ability of third parties to scale-up one of our oral capsule ingredients and to scale-up the manufacturing process of our capsules. Our future revenues from royalties from HTIT are further dependent upon the granting of regulatory approvals in the Territory. Accordingly, if any of the foregoing does not occur, we may not be successful in receiving future revenues from HTIT and may not succeed with our business plans in China.

If we fail to complete the transactions contemplated under the JV Agreement with HTIT, if such joint venture is not successful, or if we fail to realize the benefits we anticipate from such joint venture, we may not be able to capitalize on the full market potential of our drug products and technology.

On January 22, 2024, we entered into the JV Agreement with HTIT, pursuant to which, subject to the terms and conditions set forth in the JV Agreement, the parties will establish a JV based on Oramed’s oral drug delivery technology.

The consummation of the JV Agreement is subject to and contingent upon the parties entering into additional agreements within a three-month period, including an asset transfer agreement for the transfer of Oramed’s intellectual property to the JV, a commercial supply agreement for the manufacture and supply of products by HTIT to the JV, as well as other documents and agreements to regulate the relationship of the parties and the JV to be formed pursuant to the JV Agreement. There is no assurance that the parties will complete and sign these additional agreements within the agreed timeline or at all. If such agreements are not signed within the agreed timeframe, then either party may apply a 30-day extension, after which the JV Agreement may be terminated and voided by either party. Thereafter, the consummation of the JV transaction is further subject to the satisfaction or waiver of certain other closing conditions within a three-month period following the completion of the aforesaid ancillary agreements. If the closing conditions are not met within the agreed timeframe, then either party may apply a 30-day extension, after which the JV Agreement may be terminated and voided by either party.

If we do not successfully complete the ancillary agreements in a timely manner, or at all, this may harm our ability to complete additional clinical trials and marketing of our oral insulin candidate. In addition, this may cause irreparable harm to our financial position and business operations.

Furthermore, there can be no assurances that the JV will receive the necessary regulatory approvals for the Phase 3 oral insulin trial in the United States or that our drug products and our technology will be developed and commercialized successfully. In addition, the JV will subject us to a number of risks including risks relating to the lack of full control of the JV, potential disagreements with HTIT about how to manage the JV that may result in the delay or termination of the commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources, conflicting interests of the JV, and the JV and its business not being profitable.

While we believe that our board representation, voting rights and other contractual rights with respect to the JV will serve to mitigate some of these risks, we may have disagreements with the other directors and HTIT that could impair our ability to influence the JV to act in a manner that we believe is in the best interest of the Company.

If we do not resolve our dispute with HTIT favorably, we may need to reverse deferred revenue of up to $2 million and will not receive an additional $4 million in royalties.

On August 21, 2020, we received a letter from HTIT, disputing certain pending payment obligations of HTIT under the TLA. We estimate this obligation to be between $2 million and $6 million. While we wholly disputed said claims and are planning to resolve any such claims as part of our discussions with HTIT, if we are not successful in consummating the JV or resolving the claims as part of the JV, we may be subsequently required to repay to HTIT up to $2 million, which has been received and has been included in our deferred revenue in each of the consolidated balance sheets for the years ended December 31, 2023 and 2022. In addition, we will not receive an additional $4 million in Royalties if HTIT is entitled to the full disputed amount of $6 million.

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

Our distribution license agreement with Medicox provides that Medicox will comply with agreed distribution targets and will purchase ORMD-0801 at an agreed upon transfer price per capsule and pay us up to $15 million in developmental milestones, $2 million of which have already been received by us. If we are not successful in finding a mutually agreed way to continue our collaboration following the results of the ORA-D-013-1 Phase 3 trial, or if Medicox is not successful in independently advancing the oral insulin candidate, we may not realize the benefits from this collaboration.

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

We are currently party to certain joint ventures, and we may in the future sell or contribute additional assets or acquire, develop or recapitalize assets to or in these joint ventures or other joint ventures that we may enter.

Our participation in our existing joint ventures is subject to risks, including the following:

●	We share approval rights over certain major decisions affecting the ownership or operation of the joint ventures and any assets owned by the joint ventures;

●	We may need to contribute additional capital in order to preserve, maintain or grow the joint ventures and their investments;

●	Our joint venture investors may have economic or other business interests or goals that are inconsistent with our business interests or goals and that could affect our ability to fully benefit from the assets owned by the joint ventures;

●	Our joint venture investors may be subject to different laws or regulations than us, which could create conflicts of interest;

●	Our joint ventures may have license and other agreements with other investors, which we are not party to and have no control over;

●	Our ability to sell our interests in, or sell additional assets to, the joint ventures or the joint ventures’ ability to sell additional interests of, or assets owned by, the joint ventures when we so desire are subject to the approval rights of the other joint venture investors under the terms of the agreements governing the joint ventures; and

●	Disagreements with our joint venture investors could result in litigation or arbitration that could be expensive and distracting to management and could delay important decisions.

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

A considerable amount of our expenses are generated in dollars or in dollar-linked currencies, but a significant portion of our expenses such as some clinical trials and payroll costs are generated in other currencies such as NIS and Euro. Most of the time, our non-dollar assets are not totally offset by non-dollar liabilities. Due to the foregoing and to the fact that our financial results are measured in dollars, our results could be adversely affected as a result of a strengthening or weakening of the dollar compared to these other currencies. During the years ended December 31, 2019, 2020 and 2021, the dollar depreciated in relation to the NIS, which raised the dollar cost of our Israeli based operations and adversely affected our financial results, while during the year ended December 31, 2022 and 2023, the dollar increased in relation to the NIS, which reduced the dollar cost of our Israeli based operations costs. In addition, our results could also be adversely affected if we are unable to guard against currency fluctuations in the future. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks. These transactions, however, may not adequately protect us from future currency fluctuations and, even if they do protect us, may involve operational or financing costs we would not otherwise incur.

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

Risks Related to the Note

We have lent a substantial amount of funds to Scilex. In the event that Scilex is unable to service its obligations under the Note and defaults on such Note, it could have a material adverse effect on our business.

On September 21, 2023, we were issued the Note in an aggregate principal amount of $101,875,000 by Scilex pursuant to the Scilex SPA. The Note matures on March 21, 2025 and is payable in six principal installments, with the first installment paid on December 21, 2023. Interest under the Note accrues at a fluctuating per annum interest rate equal to the sum of (1) the greater of (x) four percent (4%) and (y) Term SOFR (as defined in the Note) and (2) eight and one half percent (8.5%), payable in-kind on a monthly basis.

There is no guarantee that Scilex will be able to service its repayment obligations under the Note. Although the Note is secured by a first priority security interest in and liens on all of the assets of Scilex and its subsidiaries, no assurance can be made that Scilex will be able to repay the Note when due or that we will be able to foreclose on such assets and recover enough value upon the sale of such assets to repay the amounts owed to us. In such an event, we could lose all or a substantial portion of our loan investment. Additionally, Scilex has disclosed in its periodic reports filed with the SEC that there is substantial doubt about its ability to continue as a going concern. If Scilex is unable to continue as a going concern or defaults on the Note, we may be unable to recover some or all of the principal amount of the Note, which could have a material adverse affect on our business, financial condition and results of operations.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur. We experienced a significant decline in the market price of our common stock and a significant increase in trading volume after announcing the results of our ORA-D-013-1 Phase 3 trial in January 2023. Any strategic decision we make as a result of our strategic review process may also negatively affect our common stock price or cause volatility in the market price of our common stock. Sales of large amounts of our securities or large variations in trading volume might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of March 6, 2024, we had outstanding 40,519,160 shares of common stock, a large majority of which are freely tradable. Giving effect to the exercise in full of all of our outstanding warrants, options and restricted stock units, or RSUs, including those currently unexercisable or unvested, we would have outstanding 45,487,537 shares of common stock.

Our issuance of warrants, options and RSUs to investors, employees and consultants may have a negative effect on the trading prices of our common stock as well as a dilutive effect.

We have issued and may continue to issue warrants, options, RSUs and convertible notes at, above or below the current market price. As of March 6, 2024, we had outstanding warrants and options exercisable for 20,000 shares of common stock at a weighted average exercise price of $4.13. We also had outstanding RSUs exercisable for 350,761 shares of common stock. In addition to the dilutive effect of a large number of shares of common stock and a low exercise price for the warrants and options, there is a potential that a large number of underlying shares of common stock may be sold in the open market at any given time, which could place downward pressure on the trading of our common stock.

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

Our common stock is currently listed on the Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. Nasdaq Listing Rule 5550(a)(2) requires the minimum bid price of our common stock on the Nasdaq Capital Market to remain above $1.00. If the bid price of our common stock closes below $1.00 per share for 30 consecutive business days, we would be in violation of Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we would have 180 calendar days to regain compliance with the minimum bid requirement.

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

If our common stock is delisted and there is no longer an active trading market for our shares, it may, among other things: cause stockholders difficulty in selling our shares without depressing the market price for the shares or selling our shares at all; substantially impair our ability to raise additional funds; result in a loss of institutional investor interest and fewer financing opportunities for us; and/or result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations.

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

We have operations in the State of Israel, and we are directly affected by political, economic and security conditions in that country. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. In addition, acts of terrorism, armed conflicts or political instability in the region could negatively affect local business conditions and harm our results of operations. We cannot predict the effect on the region of any diplomatic initiatives or political developments involving Israel or the Palestinians or other countries and territories in the Middle East. Recent political events, including political uprisings, social unrest and regime change, in various countries in the Middle East and North Africa have weakened the stability of those countries and territories, which could result in extremists coming to power. In addition, Iran has threatened to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza and Hezbollah in Lebanon. This situation has escalated in the past and may potentially escalate in the future to violent events which may affect Israel and us. On October 7, 2023, the State of Israel was attacked by and subsequently declared war on Hamas. Israel has been in an ongoing state of war with Hamas since that time. Following the attack by Hamas, Hezbollah has also launched attacks against Israel and Israel has been responding to these attacks with targeted air strikes. It is possible that other terrorist organizations, including Palestinian military organizations in the West Bank, as well as other hostile countries, such as Iran, will join the hostilities. Although we believe that there is no immediate risk to our business operations related to these events, our business, prospects, financial condition and results of operations could be materially adversely affected if such hostilities involving Israel continue or escalate or if trade or scientific cooperation between Israel and its current partners is interrupted or curtailed. Moreover, we cannot predict how this war will ultimately affect Israel’s economy in general, which may involve a downgrade in Israel’s credit rating by rating agencies (such as the recent downgrade by Moody’s of its credit rating of Israel from A1 to A2, as well as the downgrade of its outlook rating from “stable” to “negative”). We may also be targeted by cyber terrorists specifically because we are an Israeli-related company.

All adult male permanent residents of Israel, unless exempt, may be required to perform military reserve duty annually. Additionally, all such residents are subject to being called to active duty at any time under emergency circumstances, and several hundred thousand Israeli military reservists were drafted to perform immediate military service during the current war with Hamas and other hostile elements, such as Hezbollah in Lebanon. Some of our employees may in the future be obligated to perform annual military reserve duty, although none were called up for reserves in the current war. If called up, such persons may be absent from their positions for a lengthy period of time. We can provide no assurance that such requirements will not have a material adverse effect on our business, prospects, financial condition and results of operations in the future, particularly if emergency circumstances occur.

Because we received grants from the Israel Innovation Authority of the Israeli Ministry of Economy and Industry we are subject to ongoing restrictions.

We received royalty-bearing grants from the Israel Innovation Authority of the Israeli Ministry of Economy and Industry, or IIA, for research and development programs that meet specified criteria. We did not recognize any grants in the years ended December 31, 2023 and December 31, 2022. We do not expect to receive further grants from the IIA in the future. The terms of the IIA grants limit our ability to transfer know-how developed under an approved research and development program outside of Israel, regardless of whether the royalties were fully paid.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

The Board recognizes the critical importance of maintaining the trust and confidence of our business partners, employees and clinical trial participants. The Audit Committee is responsible for reviewing our policies with respect to cybersecurity risks and relevant contingent liabilities and risks that may be material to the Company, including risks from third parties and business partners.

We generally seek to address cybersecurity risks by implementing security measures on our internal computer systems and ensuring that third parties and business partners implement similar measures. These security measures include firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated by our external IT consultant and improved through vulnerability assessments and cybersecurity threat intelligence.

Our Chief Operating and Business Officer is responsible for implementing protection measures for our information systems from cybersecurity threats and promptly responding to any cybersecurity incidents.

To date, risks from cybersecurity threats have not materially affected us and we do not currently believe any risks from cybersecurity threats are reasonably likely to affect the Company, including our business strategy, results of operations or financial condition. For further information, see “Item 1A. Risk Factors,” under “Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security.”

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

Holders

As of March 6, 2024, there were 40,519,160 shares of our common stock issued and outstanding held of record by approximately 38 registered stockholders. We believe that a significant number of stockholders hold their shares of our common stock in brokerage accounts and registered in the name of stock depositories and are therefore not included in the number of stockholders of record.

Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities were made during the three months ended December 31, 2023.

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

On January 11, 2023, we announced that the ORA-D-013-1 Phase 3 trial did not meet its primary or secondary endpoints. As a result, we terminated this trial and a parallel Phase 3, ORA-D-013-2 clinical trial. In 2023, we completed an analysis of the data from the ORA-D-013-1 Phase 3 trial and found that subpopulations of patients with pooled specific parameters, such as BMI, baseline HbA1c and age, responded well to oral insulin. Based on this analysis, we are working on a protocol for a new Phase 3 clinical trial to be submitted to the FDA. We are additionally examining our existing pipeline and have commenced an evaluation process of potential strategic opportunities, with the goal of enhancing value for our stockholders.

On September 21, 2023, we entered into and consummated the Transaction. Pursuant to the Scilex SPA, in exchange for the DIP Assumption and for the ability to credit the amounts assumed under the DIP Assumption in exchange for certain equity securities of Scilex owned by Sorrento, Scilex (i) issued to us (A) the Note, (B) the Closing Penny Warrant, and (C) the Subsequent Penny Warrants, and (ii) caused the Transferred Warrants to be transferred to us. In addition, on the Closing Date, Scilex reimbursed $1,910,000 of the Company’s Transaction expenses pursuant to the Scilex SPA. For further details, see “Item 1 – Business – Description of Business – Scilex Transaction.”

On January 22, 2024, we entered into the JV Agreement with HTIT, pursuant to which, subject to the terms and conditions set forth in the JV Agreement, the parties will establish the JV based on Oramed’s oral drug delivery technology. The JV will focus on the development and worldwide commercialization of innovative products based on Oramed’s oral insulin and POD™ (Protein Oral Delivery) pipeline and HTIT’s manufacturing capabilities and technologies. The parties intend for the JV to use the protocol we are currently working on to initiate a Phase 3 oral insulin trial in the United States. For further details, see “Item 1 – Business – Research and Development – Oral Insulin.”

Results of Operations

The table and discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the years ended December 31, 2023 and 2022. For a comparison of our results of operations and financial condition for the year ended December 31, 2022 and the year ended December 31, 2021, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 6, 2023.

	Year ended December 31,
	2023	2022
	(dollar amounts in thousands, except per share data)
Revenues	$1,340	$2,703
Cost of revenues	-	-
Research and development expenses	(8,971)	(27,639)
Sales and marketing	287	(1,851)
General and administrative expenses	(8,425)	(13,811)
Interest expenses	(2,037)	-
Financial income (expenses), net	22,894	2,934
Income (loss) before taxes on income	5,088	(37,664)
Taxes on income	-	100
Net income (loss) for the year	5,088	(37,764)

Net income (loss) attributable to Company’s stockholders	5,525	(36,561)
Net loss attributable to non-controlling interest	(437)	(1,203)
Net income (loss) for the year	5,088	(37,764)

Basic income (loss) per share of common stock	$0.14	$(0.94)
Diluted income (loss) per share of common stock	$0.14	$(0.94)

Weighted average shares of common stock outstanding used in computing basic income (loss) per share of common stock	40,315,068	38,997,649
Weighted average shares of common stock outstanding used in computing diluted income (loss) per share of common stock	40,566,901	38,997,649

Revenues

Revenues consist of proceeds related to the HTIT License Agreement that are recognized on a cumulative basis when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, through the expected product submission date by HTIT of June 2023, using the input method.

Revenues for the year ended December 31, 2023 decreased by 50% to $1,340,000, compared to $2,703,000 for the year ended December 31, 2022. The decrease was mainly due to recognition of revenues until the product submission date by HTIT in June 2023.

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

There was no cost of revenues for the years ended December 31, 2023 and 2022.

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

Research and development expenses for the year ended December 31, 2023 decreased by 68% to $8,971,000, compared to $27,639,000 for the year ended December 31, 2022. The decrease was mainly due to a decrease in expenses related to our Phase 3 clinical trials and in stock-based compensation expenses. Stock-based compensation expenses for the year ended December 31, 2023, were $1,718,000, compared to $3,176,000 for the year ended December 31, 2022. This decrease was mainly due to performance equity awards that expired because they did not meet their performance conditions during the year ended December 31, 2023 and to awards that were granted and issued during the year ended December 31, 2022.

Following the results of the ORA-D-013-1 Phase 3 trial, which did not meet its primary or secondary endpoints, we terminated both ORA-D-013-1 and ORA-D-013-2 Phase 3 clinical trials. In 2023, we completed an analysis of the data from the ORA-D-013-1 Phase 3 trial and found that subpopulations of patients with pooled specific parameters responded well to oral insulin. Based on this analysis, we are working on a protocol for a new Phase 3 clinical trial to be submitted to the FDA. We are also examining our existing pipeline and have commenced an evaluation process of potential strategic opportunities, with the goal of enhancing value for our stockholders.

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

In the years ended December 31, 2023 and 2022, we did not recognize any research and development grants. As of December 31, 2023, we had incurred liabilities to pay royalties to the Israel Innovation Authority of the Israeli Ministry of Economy and Industry of $59,000.

Under the terms of the grants we received from the IIA, we are obligated to pay royalties of 3% on all revenues derived from the sale of the products developed pursuant to the funded plans, including revenues from licensed ancillary services. Royalties are generally payable up to a maximum amount equalling 100% of the grants received (dollar linked) with the addition of interest at an annual rate based on the SOFR rate.

The R&D Law generally requires that a product developed under a program be manufactured in Israel. However, when applying for a grant, the applicant may declare that part of the manufacturing will be performed outside of Israel or by non-Israeli residents and if the IIA is convinced that performing some of the manufacturing abroad is essential for the execution of the program, it may still approve the grant. This declaration will be a significant factor in the determination of the IIA as to whether to approve a program and the amount and other terms of the benefits to be granted. If a company wants to increase the volume of manufacturing outside of Israel after the grant has been approved, it may transfer up to 10% of the company’s approved Israeli manufacturing volume, measured on an aggregate basis, outside of Israel after first notifying the IIA thereof (provided that the IIA does not object to such transfer within 30 days). In addition, upon the approval of the IIA, a portion greater than 10% of the manufacturing volume may be performed outside of Israel. In any case of transfer of manufacturing out of Israel, the grant recipient is required to pay royalties at an increased rate, which may be substantial, and the aggregate repayment amount is increased up to 120% or 150% of the grant received (dollar linked) with the addition of interest at an annual rate based on the SOFR rate, depending on the portion of the total manufacturing volume that is performed outside of Israel. The approval we received from the IIA for the License Agreement was subject to payment of increased royalties and an increased ceiling, all in accordance with the provisions of the R&D Law. The R&D Law further permits the IIA, among other things, to approve the transfer of manufacturing rights outside of Israel in exchange for the import of different manufacturing into Israel as a substitute, in lieu of the increased royalties.

The R&D Law also provides that know-how developed under an approved research and development program and any derivatives thereof may not be transferred or licensed to third parties in Israel without the approval of the research committee, which approval may be subject to the payment of royalties from the sale. Such approval is not required for the sale or export of any products resulting from such research or development. The R&D Law further provides that the know-how developed under an approved research and development program and any derivatives thereof may not be transferred or licensed to any third parties outside Israel absent IIA approval which may be granted in certain circumstances as follows: (a) the grant recipient pays to the IIA a portion of the sale or license price paid in consideration for the purchase or license of such IIA-funded know-how or the price paid in consideration for the sale of the grant recipient itself, as the case may be, in accordance with certain formulas included in the tracks published under the R&D Law; (b) the grant recipient receives know-how from a third party in exchange for its IIA-funded know-how; or (c) such transfer of IIA-funded know-how is made in the context of IIA approved research and development cooperation projects or consortia.

The R&D Law imposes reporting requirements with respect to certain changes in the ownership of a grant recipient. The R&D Law requires the grant recipient to notify the IIA of any change in control of the recipient or a change in the holdings of the means of control of the recipient that results in a non-Israeli entity or person becoming an interested party in the recipient, and requires the new non-Israeli interested party to undertake to the IIA to comply with the R&D Law. In addition, the rules of the IIA may require the provision of additional information or representations in respect of certain such events. For this purpose, “control” is defined as the ability to direct the activities of a company other than any ability arising solely from serving as an officer or director of the company. A person is presumed to have control if such person holds 50% or more of the means of control of a company. “Means of control” refers to voting rights or the right to appoint directors or the chief executive officer. An “interested party” of a company includes a holder of 5% or more of its outstanding share capital or voting rights, its chief executive officer and directors, someone who has the right to appoint its chief executive officer or at least one director, and a company with respect to which any of the foregoing interested parties holds 25% or more of the outstanding share capital or voting rights or has the right to appoint 25% or more of the directors.

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

Sales and Marketing Expenses

Sales and marketing expenses include the salaries and related expenses of our commercial functions, consulting costs and other general expenses.

We recorded sales and marketing income of $287,000 for the year ended December 31, 2023, compared to expenses of $1,851,000 for the year ended December 31, 2022. This was primarily due to termination of the employment of an executive officer, which led to the forfeiture of his unvested options and RSUs, resulting in a reversal of the previously recorded expense. We recorded stock-based compensation income of $440,000 for the year ended December 31, 2023, compared to expenses of $1,172,000 for the year ended December 31, 2022. This was mainly due to termination of the employment of an executive officer, which led to the forfeiture of his unvested options and RSUs.

General and Administrative Expenses

General and administrative expenses include the salaries and related expenses of our management, consulting expenses, legal and professional fees, travel expenses, business development expenses, insurance expenses and other general expenses.

General and administrative expenses for the year ended December 31, 2023 decreased by 39% to $8,425,000, compared to $13,811,000 for the year ended December 31, 2022. The decrease was mainly due to lower stock-based compensation costs and legal expenses, partially offset by higher consulting expenses. Stock-based compensation expenses for the year ended December 31, 2023 were $2,933,000, compared to $7,160,000 for the year ended December 31, 2022. The decrease was mainly due to equity awards granted to employees during 2022, and performance equity awards that did not meet their performance conditions during the year ended December 31, 2023.

Interest Expenses

Interest expenses were $2,037,000 for the year ended December 31, 2023, while there were no interest expenses for the year ended December 31, 2022. The increase was mainly due to interest on the Short-Term Borrowings (as defined herein).

Financial Income, Net

Net financial income was $22,894,000 for the year ended December 31, 2023, compared to $2,934,000 for the year ended December 31, 2022. The increase was mainly due to revaluation of the Transaction (as defined herein), interest from short-term bank deposits and revaluation of non-marketable equity securities.

Basic and Diluted Income and Loss Per Share of Common Stock

Basic and diluted income per share of common stock for the year ended December 31, 2023 was $0.14 per share, compared to a basic and diluted loss of $0.94 per share for the year ended December 31, 2022. This was primarily due to the changes discussed above that caused us to have income in the year ended December 31, 2023, compared to a loss in the year ended December 31, 2022.

Weighted Average Shares of Common Stock Outstanding

Weighted average shares of common stock outstanding used in computing basic income (loss) per share of common stock for the year ended December 31, 2023 were 40,315,068 compared to 38,997,649 for the year ended December 31, 2022. The increase was mainly due to RSUs that vested during the year ended December 31, 2023.

Weighted average shares of common stock outstanding used in computing diluted income (loss) per share of common stock for the year ended December 31, 2023 were 40,566,901 compared to 38,997,649 for the year ended December 31, 2022. The increase was mainly due to RSUs that vested during the year ended December 31, 2023.

For the diluted earnings per share calculation, the weighted average number of shares outstanding during the year is adjusted for the average number of shares that are potentially issuable in connection with employee share-based payment, using the treasury stock method.

Liquidity and Capital Resources

From our inception through December 31, 2023, we have incurred losses in an aggregate amount of $157,556,000. During that period and through December 31, 2023, we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of $255,384,000, net of transaction costs. During that period, we also received cash consideration of $28,001,000 from the exercise of warrants and options. We expect to seek additional financing through similar sources in the future, as needed. As of December 31, 2023, we had $9,055,000 of available cash and $95,279,000 of short-term bank deposits.

From inception through December 31, 2023, we have not generated significant revenues from our operations. Management continues to evaluate various financing alternatives for funding new strategic activities, future research and development activities and general and administrative expenses through fundraising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of future third party investments. Following the termination of the ORA-D-013-1 and ORA-D-013-2 Phase 3 trials, the Company’s research and development activities have been significantly reduced while it conducted a strategic review process. As a result, we are currently incurring lower research and development and sales and marketing expenses. We are working on a protocol for a new Phase 3 clinical trial to be submitted to the FDA. Concurrently, we are examining our existing pipeline and have commenced an evaluation process of potential strategic opportunities.

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

On September 21, 2023, we entered into and consummated the Transaction. Pursuant to the Scilex SPA, in exchange for the DIP Assumption and for the ability to credit the amounts assumed under the DIP Assumption in exchange for certain equity securities of Scilex owned by Sorrento, Scilex (i) issued to us (A) the Note, (B) the Closing Penny Warrant, and (C) the Subsequent Penny Warrants, and (ii) caused the Transferred Warrants to be transferred to us. In addition, on the Closing Date, Scilex reimbursed $1,910,000 of the Company’s Transaction expenses pursuant to the Scilex SPA.

Pursuant to the terms of the Scilex SPA, Scilex agreed to certain restrictions on additional issuances of equity securities. In connection with the Transaction, we and Sorrento mutually agreed to terminate the Sorrento SPA and to release all claims the Company and Sorrento may have against one another, and Scilex completed the acquisition of the Purchased Securities.

On August 8, 2023, we borrowed an aggregate of $99,550,000 pursuant to loan agreements from Israel Discount Bank Ltd., or the Short-Term Borrowings. The Short-Term Borrowings mature on dates ranging from August 11, 2023 to May 24, 2024, bear interest ranging from 6.66% to 7.38%, are secured by certificates of deposits issued by Israel Discount Bank Ltd. having an aggregate face amount of $99,550,000. The net proceeds of the Short-Term Borrowings were used to fund the Note. The Short-Term Borrowings are paid in one payment of principal and interest at each respective maturity. As of December 31, 2023, $50,000,000 was repaid under the Short-Term Borrowings.

As of December 31, 2023, our total current assets were $162,584,000 and our total current liabilities were $53,214,000. On December 31, 2023, we had a working capital surplus of $109,370,000 and an accumulated loss of $157,556,000. As of December 31, 2022, our total current assets were $157,109,000 and our total current liabilities were $5,746,000. On December 31, 2022, we had a working capital surplus of $151,363,000 and an accumulated loss of $163,081,000. The decrease in working capital surplus from December 31, 2022 to December 31, 2023 was mainly due to the Short-Term Borrowings.

During the year ended December 31, 2023, cash and cash equivalents decreased to $9,055,000 from $40,464,000 as of December 31, 2022. The decrease was mainly due to the reasons described below.

Operating activities used cash of $10,295,000 in the year ended December 31, 2023, compared to $27,918,000 used in the year ended December 31, 2022. Cash used in operating activities consisted mainly of changes in fair value of investments partially offset by net loss resulting from research and development and general and administrative expenses.

Investing activities used cash of $73,038,000 in the year ended December 31, 2023, compared to cash provided by investing activities of $30,211,000 in the year ended December 31, 2022. Cash used in investing activities is mainly due to our investment in the Transaction and the purchase of short-term deposits, partially offset by the proceeds of short-term deposits.

Financing activities provided cash of $51,978,000 in the year ended December 31, 2023, compared to $10,779,000 in the year ended December 31, 2022. Cash provided by financing activities consisted mainly of the Short-Term Borrowings. Our primary financing activities since the beginning of the year ended December 31, 2023, were as follows:

●	During the year ended December 31, 2023, no warrants and options were exercised. During the year ended December 31, 2022, 4,200 warrants were exercised and 71,607 options were exercised, resulting in the issuance of 38,651 shares of common stock. Out of these exercised options, 10,750 options were exercised for cash and 60,857 via a cashless method. The cash consideration received for the exercise of options and warrants was $62,490.

●	During the year ended December 31, 2023, we received $5,156,000 of income, mainly from interest on short-term and long-term deposits. During the year ended December 31, 2022, we received $1,844,000 of income, mainly from interest on short-term and long-term deposits.

●	On September 1, 2021, we entered into a controlled equity offering agreement, or the Cantor Equity Distribution Agreement, with Cantor Fitzgerald & Co., as agent, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $100,000,000, through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to our effective shelf registration statement on Form S-3, including a prospectus dated July 26, 2021 and prospectus supplement dated September 1, 2021. We paid the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the Cantor Equity Sales Agreement. As of December 31, 2023 and through March 6, 2024, 1,971,447 shares were issued under the Cantor Equity Distribution Agreement for aggregate net proceeds of $26,253,000.

Trend Information

Following the results of the Phase 3 trials for our oral insulin capsule candidate, ORMD-0801, we conducted a comprehensive analysis of the data to understand if there is a path forward for our oral insulin candidate, and we are working on a protocol for a new Phase 3 clinical trial to be submitted to the FDA. Conducting this clinical trial, whether independently or as part of the JV with HTIT, will require significant funds and resources. Concurrently, we are examining our existing pipeline and have commenced an evaluation process of potential strategic opportunities, with the goal of enhancing value for our stockholders. At this time, we cannot foresee how these strategic decisions will impact our financial results and operations in 2024.

Planned Expenditures

In previous years, we primarily invested in research and development. If we proceed to conduct a new clinical trial for our oral insulin candidate, we expect that in the upcoming years our research and development expenses will continue to be our major operating expense; however, if this clinical trial is conducted through the JV with HTIT, this cost may be borne by the JV.

Following the results of the Phase 3 trials for our oral insulin capsule candidate, ORMD-0801, the JV with HTIT and the current strategic review initiated by the Company, our obligations may change significantly.

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

Under Accounting Standards Certification, or ASC, 606 “Revenue from Contracts with Customers”, we identified Medicox as a customer and the Medicox License Agreement as a contract with a customer.

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

The Medicox License Agreement contains a fixed consideration of $2 million, which was received by Oramed as of December 31, 2023 and is presented under long-term deferred revenues. It also contains variable consideration of contractual milestone payments and sales-based royalties.

Our obligation to stand-ready and support Medicox will be recognized on a straight-line basis over the period we expect to provide support to Medicox. As of December 31, 2023, this support has not commenced, and no revenue was recognized from the Medicox License Agreement.

If Medicox proceeds with the regulatory approval process in the Republic of Korea, we expect most of the revenue to be recognized in 2025, going forward. We note that our Phase 3 trial did not meet its primary or secondary endpoints. If Medicox chooses to terminate the agreement as a result of the outcome of the Phase 3 trials, we will accelerate revenue recognition and recognize it in the relevant period.

Investments at fair value: On September 21, 2023. Scilex (i) issued to us (A) the Note, (B) the Closing Penny Warrant, and (C) the Subsequent Penny Warrants, and (ii) caused the Transferred Warrants to be transferred to us.

We accounted for the Transferred Warrants as derivatives measured at fair value.

We elected the fair value option for the Note and the Penny Warrants in order to reduce operational complexity of bifurcating embedded derivatives. Changes in value are recorded under financial income, net and include interest income on the Note.

Determining the fair value of the Note required significant judgment with regards to the expected repayment date of the Note which also impacts the number of Subsequent Penny Warrants to be issued to us. The total value of the Transaction (and of each of its components) was valued on a weighted average of the different scenarios.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to a variety of risks, including changes in interest rates, foreign currency exchange rates, changes in the value of our marketable securities and inflation.

As of December 31, 2023, we had $9.1 million in cash and cash equivalents and $95.3 million in short term bank deposits.

We aim to preserve our financial assets, maintain adequate liquidity and maximize return while minimizing exposure to market risks. Such policy further provides that we should hold most of our current assets in bank deposits. As of today, the currency of our financial assets is mainly in U.S. dollars.

Marketable securities

We own 1,701,357 common shares of DNA, 117,000 ordinary shares of Entera and 4,500,000 Closing Penny Warrants, which are presented in our financial statements as marketable securities. Marketable securities are presented at fair value and their realization is subject to certain limitations if sold through the market, and we are therefore exposed to market risk. There is no assurance that at the time of sale of the marketable securities the price per share will be the same or higher, nor that we will be able to sell all of the securities at once given the volume of securities we hold. Entera shares and the Closing Penny Warrants are traded on Nasdaq in U.S. dollars, while DNA shares are traded on the Tel Aviv Stock Exchange in NIS. We are also exposed to changes in the market price of the Entera, DNA shares and the Closing Penny Warrants, as well as to exchange rates fluctuations in the NIS currency compared to the U.S. dollar with respect to the DNA shares.

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

The Note issued by Scilex is based on the SOFR rate. Our interest income may decline in the future as a result of a change in the SOFR rate.

Foreign Currency Exchange Risk

A significant portion of our expenditures, including salaries, clinical research expenses, consultants’ fees and office expenses relate to our operations in Israel. The cost of those Israeli operations, as expressed in U.S. dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the NIS in relation to the U.S. dollar. If the U.S. dollar declines in value in relation to the NIS, it will become more expensive for us to fund our operations in Israel. In addition, as of December 31, 2023, we own net balances in NIS of approximately $546,000. Assuming a 10% appreciation of the NIS against the U.S. dollar, we would experience an exchange rate gain of approximately $50,000, while assuming a 10% devaluation of the NIS against the U.S. dollar, we would experience an exchange rate loss of approximately $61,000.

The exchange rate of the U.S. dollar to the NIS, based on exchange rates published by the Bank of Israel, was as follows:

	Year Ended December 31,
	2023	2022
Average rate for period	3.69	3.358
Rate at period-end	3.627	3.519

We do not use any currency hedging transactions of options or forwards to decrease the risk of financial exposure from fluctuations in the exchange rate of the U.S. dollar against the NIS.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the current framework for Internal Control-Integrated Framework (2013) set forth by The Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023 at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Termination of Rule 10b5–1 Trading Arrangements

On January 8, 2024, Mr. David Silberman, our Chief Financial Officer, terminated a trading plan before expiration that was previously entered into to satisfy the affirmative defense of Rule 10b5–1(c) under the Exchange Act. This plan was entered into on June 25, 2023 and was meant to expire upon the earlier of May 15, 2024 or when 128,625 of Oramed’s shares of common stock were sold, which was the aggregate maximum number of shares to be sold under the plan.

On January 8, 2024, Mr. Joshua Hexter, our Chief Operating and Business Officer, terminated a trading plan before expiration that was previously entered into to satisfy the affirmative defense of Rule 10b5–1(c) under the Exchange Act. This plan was entered into on June 28, 2023 and was meant to expire upon the earlier of June 27, 2025 or when 245,333 of Oramed’s shares of common stock were sold, which was the aggregate maximum number of shares to be sold under the plan.

On February 6, 2024, Mr. Netanel Derovan, our former Chief Legal Officer, terminated a trading plan before expiration that was previously entered into to satisfy the affirmative defense of Rule 10b5–1(c) under the Exchange Act. This plan was entered into on June 8, 2023 and was meant to expire upon the earlier of June 28, 2024 or when 88,250 of Oramed’s shares of common stock were sold, which was the aggregate maximum number of shares to be sold under the plan.

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

Name	Age	Position	Serving Since
Nadav Kidron	49	President, Chief Executive Officer, Director and Chairman (effective as of June 30, 2022)	2006
Dr. Miriam Kidron	83	Chief Scientific Officer and Director	2006
David Silberman	40	Chief Financial Officer and Treasurer	2021
Joshua Hexter	53	Chief Operating & Business Officer	2019
Daniel Aghion	42	Director	2024
Dr. Arie Mayer	67	Director	2019
Leonard Sank	58	Director	2007
Benjamin Shapiro	40	Director	2023

Mr. Derovan, our former Chief Legal Officer and Secretary, ended his service with the Company on March 5, 2024.

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

Mr. Joshua Hexter was appointed Chief Operating and Business Officer in September 2019. Prior to his appointment, Mr. Hexter served as Chief Business Officer at BrainsWay Ltd. (Nasdaq/TASE: BWAY) from 2018 to 2019, a commercial stage medical device company focused on the development and sale of non-invasive neuromodulation products. From 2013 to 2018, Mr. Hexter served as Chief Operating Officer and VP Business Development of the Company and from 2007 to 2013, Mr. Hexter was a Director or Executive Director of BioLineRx Ltd. (Nasdaq/TASE: BLRX), a biopharmaceutical development company dedicated to identifying, in-licensing and developing innovative therapeutic candidates. Prior to his employment with BioLineRx, Mr. Hexter was a member of the board of directors and Chief Executive Officer of Biosensor Systems Design, Inc., a company developing market-driven biosensors. Mr. Hexter holds a bachelor’s degree from the University of Wisconsin and a master’s degree in management from Boston University.

Dr. Daniel Aghion became a director in January 2024. Dr. Aghion has been a neurosurgeon at Memorial Neuroscience Institute in Florida since 2016, where he treats patients with a wide array of spine disorders, including severe degenerative spine diseases, spine trauma, cancer in the spine, spine tumors, peripheral nerve surgery and more. Dr. Aghion holds a Bachelor of Science degree from the University of Michigan and an MD from the Sackler School of Medicine at Tel Aviv University. He completed his residency at Rhode Island Hospital in 2015, and a complex spine fellowship at Johns Hopkins University in Baltimore in 2016.

We believe that Dr. Aghion’s qualifications to serve on the Board include his extensive practical and academic medical background.

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

We believe that Dr. Mayer’s qualifications to serve on our Board include his experience as an executive in the biotechnology industry, with knowledge in managing large organizations, as well as his experience and relevant education in the fields of chemistry and biochemistry.

Mr. Leonard Sank became a director in October 2007. Mr. Sank is a South African entrepreneur and businessman, whose interests lie in entrepreneurial endeavors and initiatives, with over 30 years’ experience of playing significant leadership roles in developing businesses. Mr. Sank serves on the boards of a few national businesses and local non-profit charity organizations in Cape Town, where he resides.

We believe that Mr. Sank’s qualifications to serve on our Board include his years of experience in development stage businesses, as well as his experience serving as a director of many entities.

Mr. Benjamin Shapiro became a director in May 2023. Mr. Shapiro is a successful entrepreneur and business professional who co-founded The Daily Wire, a successful, industry leading, international media outlet in June 2015. Since May 2015, he has been host of “The Ben Shapiro Show,” a popular podcast, and he is the author of numerous New York Times best-selling books. Mr. Shapiro earned a B.A. in Political Science from UCLA in 2004, summa cum laude, and a law degree from Harvard Law School in 2007, cum laude.

We believe that Mr. Shapiro’s qualifications to serve on the Board include his extensive operational experience and his business background and acumen.

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

The Board has determined that Dr. Daniel Aghion, Dr. Arie Mayer, Leonard Sank and Benjamin Shapiro are independent as defined under the rules promulgated by the Nasdaq. Except for Dr. Arie Mayer, who serves on the Board of Directors of Oravax, a company 63% owned by us, none of the independent directors has any material relationship with us besides serving on our Board.

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

Board Meeting Attendance

During the fiscal year ended December 31, 2023, our Board held thirteen meetings and took action by written consent on eight occasions. All of our directors attended at least 75% of the aggregate number of meetings of the Board and the committees that were held during the period such director served on the Board. Board members are encouraged to attend our annual meetings of stockholders.

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

Committees

Audit Committee and Audit Committee Financial Expert

The members of our Audit Committee are Dr. Daniel Aghion, Dr. Arie Mayer and Leonard Sank. Our Board has determined that Dr. Arie Mayer is an “audit committee financial expert” as set forth in Item 407(d)(5) of Regulation S-K based on his experience as set forth above, and that all members of the Audit Committee are “independent” as defined by the rules of the SEC and the Nasdaq rules and regulations. The Audit Committee operates under a written charter that is posted on the “Investors” section of our website, www.oramed.com. The primary responsibilities of our Audit Committee include:

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

Our Audit Committee met five times and took action by written consent on four occasions during the fiscal year ended December 31, 2023.

Compensation Committee

The members of our Compensation Committee are Dr. Daniel Aghion, Dr. Arie Mayer and Leonard Sank. The Board has determined that all of the members of the Compensation Committee are “independent” as defined by the rules of the SEC and Nasdaq rules and regulations. The Compensation Committee operates under a written charter that is posted on the “Investors” section of our website, www.oramed.com. The primary responsibilities of our Compensation Committee include:

●	Reviewing, negotiating and approving, or recommending for approval by our Board the salaries and incentive compensation of our executive officers;

●	Administering our equity based plans and making recommendations to our Board with respect to our incentive-compensation plans and equity-based plans;

●	Making recommendations to our Board with respect to director compensation; and

●	Authority to exercise all rights, authority and functions of the Board under our Clawback Policy.

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

Our Compensation Committee met four times and took action by written consent on four occasions during the fiscal year ended December 31, 2023.

Nominating Committee

The members of our Nominating Committee are Dr. Arie Mayer and Leonard Sank. The Board has determined that all of the members of the Nominating Committee are “independent” as defined by the rules of the SEC and Nasdaq rules and regulations. The Nominating Committee operates under a written charter that is posted on the “Investors” section of our website, www.oramed.com. The primary responsibilities of our Nominating Committee include:

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

Our Nominating Committee met twice and took action by written consent on one occasion during the fiscal year ended December 31, 2023.

Delinquent Section 16(a) Reports

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to us during the fiscal year ended December 31, 2023, we believe that during the fiscal year ended December 31, 2023, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements, except that our directors and officers failed to timely file a Form 4 reporting their annual equity grants granted on April 17, 2023, due to a technical issue. The Form 4s reporting these grants were filed on April 20, 2023.

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

Our NEOs for the year ended December 31, 2023 are those three individuals listed in the “Summary Compensation Table” below. The Compensation Committee believes that our executive compensation is appropriately designed to incentivize our NEOs to work for our long-term prosperity, is reasonable in comparison with the levels of compensation provided by comparable companies and reflects a reasonable cost. We believe our NEOs are critical to the achievement of our corporate goals, through which we can drive stockholder value.

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

With respect to equity compensation, the Compensation Committee makes awards to executives under our Amended and Restated 2019 Incentive Plan, or the 2019 Plan. Executive compensation is paid or granted based on such matters as the Compensation Committee deems appropriate, including our financial and operating performance and the alignment of the interests of the executive officers and our stockholders.

Elements of Compensation

Our executive officer compensation program is comprised of: (i) base salary or monthly compensation; (ii) discretionary bonus; (iii) long-term equity incentive compensation in the form of stock option and RSU grants; and (iv) benefits and perquisites.

In establishing overall executive compensation levels and making specific compensation decisions for our NEOs in the year ended December 31, 2023, the Compensation Committee considered a number of criteria, including the executive’s position, scope of responsibilities, prior base salary and annual incentive awards and expected contribution.

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

During the fiscal year ended December 31, 2023, the Compensation Committee received consulting services from Aon Solutions UK Limited., or Aon, with regard to management compensation. The Compensation Committee engaged the consultant to review the Company’s current compensation plans for its management and collect and analyze data regarding management compensation at other companies comparable to the Company, in order to provide a competitive compensation benchmark. Aon collected SEC filings data regarding U.S. and Israeli compensation practices and developed a peer group of the following U.S. and Israeli companies: ALX Oncology Holdings Inc., Anavex Life Sciences Corp., Arbutus BioPharma Corporation, Atossa Therapeutics Inc., aTyr Pharma, Inc., Chimerix, Inc., Compugen Ltd., Fulcrum Therapeutics, Inc., Gamida Cell Ltd., Immunic, Inc., Lyra Therapeutics, Inc., Marinus Pharmaceuticals, Inc., MediciNova, Inc., Minerva Neurosciences, Inc., Rani Therapeutics, Inc., Relmada Therapeutics, Inc., Vistagen Therapeutics, Inc. and Zevra Therapeutics, Inc.. Following its review, Aon provided recommendations for cash and equity compensation at various percentiles for the Compensation Committee’s consideration.

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

In the year ended December 31, 2023, our Compensation Committee increased the base salary of one of our NEOs by 10% (effective January 1, 2023) as it deemed this to be a reasonable rate based on, among other factors, such NEO’s responsibilities and the report received from Deloitte Israel & Co. during the year ended December 31, 2022, as it determined the salary was not in line with market compensation.

In January 2024, our Compensation Committee increased the base salary of our NEOs by 10% (effective January 1, 2024, and in the case of our Chief Financial Officer, 5% effective January 1, 2024 and an additional 5% effective June 1, 2024) as it deemed this to be a reasonable rate based on, among other factors, such NEO’s responsibilities and the report from Aon, as it determined the salary was not in line with market compensation.

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

As part of its engagement in the year ended December 31, 2023 described above, Aon also provided consulting services in connection with grants of equity awards to our executive officers. Aon reviewed annual long-term incentive grants at peer companies, as well as such grants made by companies in the broader market, based on a blend of Black-Scholes valuations and grants as a percentage of the applicable company’s capitalization. Following such consultation, the Compensation Committee is considering alternative models and equity vehicles for future equity-based grants.

Benefits and Perquisites

Generally, benefits available to NEOs are available to all employees on similar terms and include welfare benefits, paid time-off, life and disability insurance and other customary or mandatory social benefits in Israel. We provide some of our NEOs with a phone and a company car, which are customary benefits in Israel to managers and officers.

We do not believe that the benefits and perquisites described above deviate materially from the customary practice for compensation of executive officers by other companies similar in size and stage of development in Israel. These benefits represent a relatively small portion of the executive officers’ total compensation.

Say-on-Pay Vote

Our stockholders approved, on an advisory basis, our executive compensation program at our annual meeting of stockholders held on June 30, 2022. We did not seek or receive any specific feedback from our stockholders concerning our executive compensation program during the past fiscal year. The Compensation Committee did not specifically rely on the results of the prior vote in making any compensation-related decisions during the fiscal year ended December 31, 2023.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation earned by our NEOs for the fiscal years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (1)(2)	RSUs Awards ($) (3)	Option Awards ($) (4)	All Other Compensation ($) (1)(5)	Total ($)
Nadav Kidron	2023	462,988	242,576	904,920	-	48,738	1,659,222
President, Chief Executive Officer and Chairman(6)	2022	491,131	275,150	4,847,380	875,241	344,718	6,833,620

Dr. Miriam Kidron	2023	347,405	139,123	605,480	-	17,423	1,109,431
Chief Scientific Officer and director(7)	2022	378,569	140,231	1,938,580	588,947	23,879	3,070,206

David Silberman	2023	156,070	62,027	277,180	-	41,434	536,711
Chief Financial Officer	2022	155,125	49,732	759,405	261,754	43,184	1,269,200

(1)	Amounts paid for Salary, Bonus and All Other Compensation that were originally denominated in NIS were translated into U.S. Dollars at the then current exchange rate for each payment.

(2)	Bonuses were granted at the discretion of the Compensation Committee.

(3)	For RSU awards, the amounts reflect the grant date fair value, as calculated pursuant to ASC Topic 718 “Compensation–Stock Compensation.” The assumptions used to determine the fair value of the RSU awards are set forth in note 10 to our audited consolidated financial statements. Our NEOs will not realize the value of these awards in cash unless and until the awards vest and the underlying shares are issued and subsequently sold.

(4)	The amounts reflect the grant date fair value, as calculated pursuant to ASC Topic 718, of these option awards. The assumptions used to determine the fair value of the option awards are set forth in note 10 to our audited consolidated financial statements. Our NEOs will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.

(5)	See “All Other Compensation Table” below.

(6)	Until November 1, 2022, Mr. Kidron received certain compensation from Oramed Ltd. through KNRY, Ltd., an Israeli entity owned by Dr. Miriam Kidron, or KNRY. Beginning on November 1, 2022, Mr. Kidron receives certain compensation from the Company through Shnida Ltd., an Israeli entity owned by Mr. Kidron, and certain compensation from Oramed Ltd. For additional information see “—Employment and Consulting Agreements” below.

(7)	Dr. Kidron receives compensation from Oramed Ltd. through KNRY. See “—Employment and Consulting Agreements” below.

All Other Compensation Table

The “All Other Compensation” amounts set forth in the Summary Compensation Table above consist of the following:

Name	Year	Automobile- Related Expenses ($)	Manager’s Insurance (1)($)	Education Fund ($)	Relocation Expenses (2)($)	Total ($)
Nadav Kidron	2023	21,191	21,711	5,836	-	48,738
	2022	9,774	3,703	682	330,559	344,718

Dr. Miriam Kidron	2023	17,423	-	-	-	17,423
	2022	23,879	-	-	-	23,879

David Silberman	2023	14,666	21,888	4,880	-	41,434
	2022	16,095	21,835	5,254	-	43,184

(1)	Manager’s insurance and education funds are customary benefits provided to employees based in Israel. Manager’s insurance is a combination of severance savings (in accordance with Israeli law), defined contribution tax-qualified pension savings and disability insurance premiums. An education fund is a savings fund of pre-tax contributions to be used after a specified period of time for educational or other permitted purposes.

(2)	Relocation expenses represents additional compensation for the period during which Mr. Kidron was in the United States. These expenses mainly include relocation expenses, supplemental living expenses, accommodation allowances, education allowances, health insurance and related costs.

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

The Miriam Kidron Consulting Agreement is terminable by either party upon 140 days prior written notice. The agreement, as amended, provides that KNRY will be reimbursed for reasonable expenses incurred in connection with performance of the agreement. Pursuant to the agreement, each of KNRY and Dr. Miriam Kidron agreed that during the term of the agreement and for a 12-month period thereafter, none of them will compete with Oramed Ltd. nor solicit employees of Oramed Ltd. Starting January 1, 2024, Dr. Miriam Kidron receives a monthly consulting fee of NIS 117,040.

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

Effective November 1, 2022, the Company entered into a consulting agreement with Shnida Ltd., whereby Nadav Kidron, through Shnida Ltd., provides services as President and Chief Executive Officer of the Company. The agreement is terminable by either party upon 140 days prior written notice. The agreement provides that Shnida Ltd. will be reimbursed for reasonable expenses incurred in connection with performance of the agreement. Effective as of January 1, 2024, Nadav Kidron receives a monthly consulting fee of NIS 96,825. Pursuant to the agreement, Shnida Ltd. and Nadav Kidron each agree that during the term of the agreement and for a 12-month period thereafter, none of them will compete with the Company nor solicit employees of the Company.

In addition, we, through Oramed Ltd., have entered into an employment agreement with Nadav Kidron, effective as of November 1, 2022, pursuant to which, effective as of January 1, 2024, Mr. Kidron receives gross monthly salary of NIS 51,591 in consideration for his services as President and Chief Executive Officer of Oramed Ltd. In addition, Mr. Kidron is provided with a phone and a company car pursuant to the terms of his agreement.

We, through Oramed Ltd., have entered into an employment agreement with David Silberman as of May 23, 2021, pursuant to which Mr. Silberman was appointed as Chief Financial Officer, Treasurer and Secretary of the Company and Oramed Ltd., effective July 5, 2021. In accordance with the employment agreement, as amended, Mr. Silberman’s current gross monthly salary is NIS 49,810, effective January 1, 2024 and will increase to NIS 52,300, effective June 1, 2024. In addition, Mr. Silberman is provided with a phone and a company car allowance pursuant to the terms of his agreement.

We have entered into indemnification agreements with our directors and officers pursuant to which we agreed to indemnify each director and officer for any liability he or she may incur by reason of the fact that he or she serves as our director or officer, to the maximum extent permitted by law.

Potential Payments upon Termination or Change-in-Control

We have no plans or arrangements in respect of remuneration received or that may be received by our NEOs to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

According to our NEOs’ employment agreements, upon a termination in connection with a change-in-control that occurs during the period that is three months prior and 12 months after the event, the following “double trigger” change-in-control provisions shall apply:

●	The President and Chief Executive Officer will be entitled to receive 18 months severance.

●	All other NEOS will be entitled to receive 12 months severance.

●	Severance shall be defined as base salary plus bonuses over the severance period. For U.S.-based persons, COBRA payments equivalent to healthcare benefits values will be provided over the severance period.

●	Full vesting acceleration of all outstanding unvested equity incentives.

Pension, Retirement or Similar Benefit Plans

We have no arrangements or plans under which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options, RSUs or restricted shares at the discretion of our Compensation Committee in the future.

Policy Relating to Recovery of Erroneously Awarded Compensation

Our Board has adopted an executive compensation clawback policy, administered by our Compensation Committee, which provides for the recoupment (or clawback) from current and former executive officers of certain compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under the federal securities laws of the United States. In the event the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material non-compliance with any financial reporting requirement under the securities laws, the Compensation Committee will require prompt reimbursement or forfeiture of any excess incentive compensation (as defined in the clawback policy) received by any covered executive officer during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2023

The following table sets forth information concerning stock options and stock awards held by the NEOs as of December 31, 2023.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of shares that have not vested (#)		Market value of shares that have not vested ($)
Nadav Kidron	47,134	(1)	-		12.45	4/9/24
	49,000	(2)	-		7.77	6/30/27
	97,000	(3)	-		8.14	1/31/28
	196,500	(4)(5)	-		3.16	2/26/29
	190,000	(6)	-		4.80	1/8/30
	112,500	(7)	37,500	(7)	10.40	2/3/31
	26,750	(8)	80,250	(8)	13.89	1/3/32
	87,095	(9)	29,032	(9)	3.91	9/17/32
							582,500	(12)(13)(14)(15)	1,345,575

Dr. Miriam Kidron	47,134	(1)	-		12.45	4/9/24
	69,999	(16)	-		7.77	6/30/27
	47,000	(17)	-		8.14	1/31/28
	104,000	(18)(5)	-		3.16	2/26/29
	100,000	(19)			4.80	1/8/30
	75,000	(20)	25,000	(20)	10.40	2/3/31
	54,000	(21)	18,000	(21)	13.89	1/3/32
	24,059	(22)	8,020	(22)	3.91	9/17/32
							408,584	(23)(24)(25)(26)	943,829

David Silberman	25,000	(28)	25,000	(28)	20.19	9/1/31
	8,000	(29)	24,000	(29)	13.89	1/3/32
	7,121	(30)	2,374	(30)	3.91	9/17/32
							176,375	(31)(32)(33)(34)	407,426

(1)	On April 9, 2014, 47,134 options were granted to each of Nadav Kidron and Dr. Miriam Kidron under the 2008 Plan at an exercise price of $12.45 per share; 15,710 of such options vested on April 30, 2014 and the remainder vested in eight equal monthly installments, commencing on May 31, 2014. The options have an expiration date of April 9, 2024.

(2)	On June 30, 2017, 147,000 options were granted to Nadav Kidron under the 2008 Plan at an exercise price of $7.77 per share; 49,000 of such options vested on December 31, 2017 and the remainder vested in two equal installments of 49,000 on each of December 31, 2018 and December 31, 2019, subject to the Company share price reaching the target of $9.50 and $12.50 per share, respectively. The options expire on June 30, 2027. As of December 31, 2021, 98,000 of these options were forfeited.

(3)	On January 31, 2018, 97,000 options were granted to Nadav Kidron under the 2008 Plan at an exercise price of $8.14 per share; 97,000 of such options vested in four equal installments of 24,250 on each of January 1, 2019, January 1, 2020, January 1, 2021 and January 1, 2022. The options expire on January 31, 2028.

(4)	On February 26, 2019, 196,500 options were granted to Nadav Kidron under the 2008 Plan at an exercise price of $3.16 per share; 196,500 of such options vested in four equal installments of 49,125 on each of December 31, 2019, December 31, 2020, December 31, 2021 and December 31, 2022. The options expire on February 26, 2029. For additional information please see footnote 5 below.

(5)	On September 11, 2019, these options were canceled and re-granted under the 2019 Plan in the same amounts and under the same terms as the original grants.

(6)	On January 8, 2020, 190,000 options were granted to Nadav Kidron under the 2019 Plan at an exercise price of $4.80 per share. 190,000 of the options vested in four equal installments of 47,500 on each of December 31, 2020, December 31, 2021, December 31, 2022 and December 31, 2023. The options expire on January 8, 2030.

(7)	On February 3, 2021, 150,000 options were granted to Nadav Kidron under the 2019 Plan at an exercise price of $10.40 per share. 112,500 of the options vested in three equal installments of 37,500 on each of December 31, 2021, December 31, 2022 and December 31, 2023, and the remainder of 37,500 shall vest on December 31, 2024. The options expire on February 3, 2031.

(8)	On January 3, 2022, 107,000 options were granted to Nadav Kidron under the 2019 Plan at an exercise price of $13.89 per share. 26,750 options vested on January 1, 2023, and the remainder shall vest in three equal installments of 26,750 on each of January 1, 2024, January 1, 2025 and January 1, 2026. The options expire on January 3, 2032.

(9)	On September 18, 2022, 116,127 options were granted to Nadav Kidron under the Oravax Medical Inc. 2021 Long-Term Incentive Plan at an exercise price of $3.91 per share. 87,095 of the options vested in three installments on each of September 18, 2022, December 31, 2022 and December 31, 2023 and the remaining 29,032 options shall vest on December 31, 2024. The options expire on September 17, 2032.

(10)	On November 13, 2014, 9,788 RSUs, representing a right to receive shares of the Company’s common stock, were granted to Nadav Kidron. The RSUs vested in two equal installments, each of 4,894 shares, on November 30 and December 31, 2014. The shares of common stock underlying the RSUs will be issued upon request of the grantee.

(11)	On February 23, 2015, 79,848 RSUs, representing a right to receive shares of the Company’s common stock, were granted to Nadav Kidron. The RSUs vested in 23 installments consisting of one installment of 6,654 shares on February 28, 2015 and 22 equal monthly installments of 3,327 shares each, commencing March 31, 2015. The shares of common stock underlying the RSUs will be issued upon request of the grantee.

(12)	On February 3, 2021, 300,000 RSUs, representing a right to receive shares of the Company’s common stock, were granted to Nadav Kidron. 100,000 RSUs vested in one installment on August 31, 2021 and the remainder shall vest per the following: 100,000 shares shall vest upon our common stock achieving a specified price per share, and 100,000 shall vest upon our achievement of certain business objectives.

(13)

On January 3, 2022, 63,000 RSUs representing a right to receive shares of the Company’s common stock were granted to Nadav Kidron. 15,750 RSUs vested on January 1, 2023 and the shares of common stock underlying the RSUs will be issued upon request of the grantee. 47,250 shall vest in three equal installments of 15,750 on each of January 1, 2024, January 1, 2025 and January 1, 2026.

(14)	On July 28, 2022, 126,000 RSUs representing a right to receive shares of the Company’s common stock were granted to Nadav Kidron. 126,000 RSUs shall vest in three equal installments of 42,000 on each of January 1, 2024, January 1, 2025 and January 1, 2026.

(15)	On April 17, 2023, 279,000 RSUs representing a right to receive shares of the Company’s common stock were granted to Nadav Kidron. 69,750 RSUs vested in three equal quarterly installments of 23,250 starting May 1, 2023 and the remainder of 209,250 shall vest in nine equal quarterly installments of 23,250 starting February 1, 2024.

(16)	On June 30, 2017, 69,999 options were granted to Dr. Miriam Kidron under the 2008 Plan at an exercise price of $7.77 per share; Such options vested in three equal installments of 23,333 on each of December 31, 2017, December 31, 2018 and December 31, 2019. The options have an expiration date of June 30, 2027.

(17)	On January 31, 2018, 47,000 options were granted to Dr. Miriam Kidron under the 2008 Plan at an exercise price of $8.14 per share; 47,000 of such options vested in four equal installments of 11,750 on each of January 1, 2019, January 1, 2020, January 1, 2021 and January 1, 2022. The options expire on January 31, 2028.

(18)	On February 26, 2019, 104,000 options were granted to Dr. Miriam Kidron under the 2008 Plan at an exercise price of $3.16 per share; 104,000 of such options vested in four equal installments of 26,000 on each of December 31, 2019, December 31, 2020, December 31, 2021 and December 31, 2022. The options expire on February 26, 2029. For additional information please see footnote 5 above.

(19)	On January 8, 2020, 100,000 options were granted to Dr. Miriam Kidron under the 2019 Plan at an exercise price of $4.80 per share. 100,000 of the options vested in four equal installments of 25,000 on each of December 31, 2020, December 31, 2021, December 31, 2022 and December 31, 2023. The options expire on January 8, 2030.

(20)	On February 3, 2021, 100,000 options were granted to Dr. Miriam Kidron under the 2019 Plan at an exercise price of $10.40 per share. 75,000 of such options vested in three equal installments of 25,000 on each of on each of December 31, 2021, December 31, 2022 and December 31, 2023 and the remaining 25,000 options shall vest on December 31, 2024. The options expire on February 3, 2031.

(21)	On January 3, 2022, 72,000 options were granted to Dr. Miriam Kidron under the 2019 Plan at an exercise price of $13.89 per share. 18,000 of such options vested on January 1, 2023 and the remaining 54,000 of the options shall vest in three equal installments of 18,000 on each of January 1, 2024, January 1, 2025 and January 1, 2026. The options expire on January 3, 2032.

(22)	On September 18, 2022, 32,079 options were granted to Dr. Miriam Kidron under the Oravax Medical Inc. 2021 Long-Term Incentive Plan at an exercise price of $3.91 per share. 24,059 of the options vested in three installments on each of September 18, 2022, December 31, 2022 and December 31, 2023 and the remaining 8,020 options shall vest on December 31, 2024. The options expire on September 17, 2032.

(23)	On February 3, 2021, 200,000 RSUs, representing a right to receive shares of the Company’s common stock, were granted to Dr. Miriam Kidron. 66,666 RSUs vested in one installment on August 31, 2021 and the remainder shall vest per the following: 66,667 shares shall vest upon our common stock achieving a specified price per share, and 66,667 shall vest upon our achievement of certain business objectives.

(24)	On January 3, 2022, 42,000 RSUs representing a right to receive shares of the Company’s common stock were granted to Dr. Miriam Kidron. 10,500 vested on January 1, 2023 and 31,500 shall vest in three equal installments of 10,500 on each of January 1, 2024, January 1, 2025 and January 1, 2026.

(25)	On July 28, 2022, 84,000 RSUs representing a right to receive shares of the Company’s common stock were granted to Dr. Miriam Kidron. 84,000 shall vest in three equal installments of 26,000 on each of January 1, 2024, January 1, 2025 and January 1, 2026.

(26)	On April 17, 2023, 213,000 RSUs representing a right to receive shares of the Company’s common stock were granted to Dr. Miriam Kidron. 53,250 RSUs vested in three equal quarterly installments of 17,750 starting May 1, 2023 and the remainder of 159,750 shall vest in nine equal quarterly installments of 17,750 starting February 1, 2024. The shares of common stock underlying the RSUs will be issued upon request of the grantee.

(27)	On April 17, 2023, 53,500 performance-based RSUs representing a right to receive shares of the Company’s common stock were granted to Dr. Miriam Kidron. 120,000 RSUs vested in one installment on May 26, 2023, upon our common stock achieving a specified price per share. The shares of common stock underlying the RSUs will be issued upon request of the grantee.

(28)	On September 1, 2021, 50,000 options were granted to David Silberman under the 2019 Plan at an exercise price of $20.19 per share. 25,000 options vested on June 27, 2022 and June 27, 2023 and the remainder shall vest in two equal installments of 12,500 options on each of June 27, 2024 and June 27, 2025. The options expire on September 1, 2031.

(29)	On January 3, 2022, 32,000 options were granted to David Silberman under the 2019 Plan at an exercise price of $13.89 per share. 8,000 options vested on January 1, 2023 and the remainder shall vest in three equal installments of 8,000 on each of January 1, 2024, January 1, 2025 and January 1, 2026. The options expire on January 3, 2032.

(30)	On September 18, 2022, 9,495 options were granted to David Silberman under the Oravax Medical Inc. 2021 Long-Term Incentive Plan at an exercise price of $3.91 per share. 7,121 of the options vested in two installments on each of September 18, 2022 and December 31, 2022 and the remaining 2,374 options shall vest on December 31, 2024. The options expire on September 17, 2032.

(31)	On September 1, 2021, 50,000 RSUs, representing a right to receive shares of the Company’s common stock, were granted to David Silberman. These RSUs vest as follows: (i) 33,333 shall vest upon our common stock achieving a price per share of $25 for at least 20 days out of any 30-day trading period and (a) if the first condition was met any time before June 27, 2022, then the RSUs would have vested in three equal installments (on June 27, 2022, June 27, 2023 and June 27, 2024), (b) if the first condition is met any time between June 27, 2022 and June 27, 2023, then 1/3 of the RSUs will vest immediately, and the remainder will vest in two equal installments (on June 27, 2023 and June 27, 2024), (c) if the first condition is met any time between June 27, 2023 and June 27, 2024, then 2/3 of the RSUs will vest immediately, and the remaining 1/3 will vest on June 27, 2024) and (d) if the first condition is met any time after June 27, 2024, then the RSUs will vest immediately; and (ii) 16,667 upon achievement of a certain licensing agreement as specified by the Board and (a) if the first condition was met any time before June 27, 2022, then the RSUs would have vested in three equal installments (on June 27, 2022, June 27, 2023 and June 27, 2024), (b) if the first condition is met any time between June 27, 2022 and June 27, 2023, then 1/3 of the RSUs will vest immediately, and the remainder will vest in two equal installments (on June 27, 2023 and June 27, 2024), (c) if the first condition is met any time between June 27, 2023 and June 27, 2024, then 2/3 of the RSUs will vest immediately, and the remaining 1/3 will vest on June 27, 2024) and (d) if the first condition is met any time after June 27, 2024, then the RSUs will vest immediately.

(32)	On January 3, 2022, 19,000 RSUs representing a right to receive shares of the Company’s common stock were granted to David Silberman. 4,750 RSUs vested on January 1, 2023 and 14,250 shall vest in three equal installments of 4,750 on each January 1, 2024, January 1, 2025 and January 1, 2026.

(33)	On July 28, 2022, 39,000 RSUs representing a right to receive shares of the Company’s common stock were granted to David Silberman. 39,000 shall vest in three equal installments of 13,000 on each of January 1, 2024, January 1, 2025 and January 1, 2026.

(34)	On April 17, 2023, 97,500 RSUs representing a right to receive shares of the Company’s common stock were granted to David Silberman. 24,375 RSUs vested in three equal quarterly installments of 8,125 starting May 1, 2023 and the 73,125 shall vest in nine equal quarterly installments of 8,125 starting February 1, 2024.

DIRECTOR COMPENSATION

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who is not an executive officer during the fiscal year ended December 31, 2023:

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards (1)(2)($)	Option Awards (1)(2)($)	All Other Compensation ($)	Total ($)
Dr. Arie Mayer(3)	58,875	68,400	-	-	127,275
Yadin Rozov(5)	40,125	68,400	-	-	108,525
Leonard Sank	43,875	68,400	-	-	112,275
Benjamin Shapiro(6)	20,000	49,000	-	-	69,000

(1)	As of December 31, 2023, our non-employee directors then in office held options to purchase shares of our common stock and RSUs as follows:

Name of Director	Aggregate Number of Shares Underlying Stock Awards	Aggregate Number of Shares Underlying Option Awards
Dr. Arie Mayer(4)	39,000	45,398
Yadin Rozov(5)	37,875	7,500
Leonard Sank	39,000	59,867
Benjamin Shapiro(6)	15,000	-

(2)	The amounts reflect the grant date fair value, as calculated pursuant to ASC 718, of these option awards. The assumptions used to determine the fair value of the option awards are set forth in note 10 to our audited consolidated financial statements included in the Annual Report. Our directors will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.

(3)	Includes $15,000 in additional director fees paid to Dr. Mayer in his capacity as a director during the fiscal year ended December 31, 2023.

(4)	Includes 15,398 option awards granted by Oravax for Dr. Mayer’s service as a member of the Board of Directors of Oravax.

(5)	Mr. Rozov resigned from the Board on January 17, 2024.

(6)	Mr. Shapiro joined the Board on May 1, 2023.

Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board. Based on a report provided to the Compensation Committee by Aon in 2023, effective as of January 1, 2024, each independent director is entitled to receive as remuneration for his or her service as a member of the Board a sum equal to $30,000 and a grant of 5,070 RSUs per annum. The Chairman of our Board is entitled to receive an additional sum equal to $25,500. The members of our Audit Committee are each entitled to receive an additional sum equal to $6,000 and a grant of 2,230 RSUs. The members of our Compensation Committee are each entitled to receive an additional sum equal to $4,500 and a grant of 1,520 RSUs. The members of our Nominating Committee are each entitled to receive an additional sum equal to $4,000 and a grant of 505 RSUs. All cash remuneration is to be paid quarterly after the close of each quarter. The RSUs vest on April 1, July 1, October 1 and January 1 of each year, subject to Compensation Committee approval each year. Our executive officers did not receive additional compensation for service as directors. The Board may award special remuneration to any director undertaking any special services on behalf of us other than services ordinarily required of a director.

Other than as described above, we have no present formal plan for compensating our directors for their service in their capacity as directors. Other than indicated above, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments during the year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Stock Option Plans

Our Board adopted the 2008 Plan and the 2019 Plan in order to attract and retain quality personnel.

The 2008 Plan, which is no longer utilized for new grants, provided for the grant of stock options, restricted stock, RSUs, and stock appreciation rights, collectively referred to as “awards.” Under the 2008 Plan, as amended, 2,400,000 shares were reserved for the grant of awards. As of December 31, 2023, options with respect to 2,287,989 shares had been granted, of which 275,673 had been forfeited, 308,804 had been exercised and 1,310,586 have expired. As of December 31, 2023, 525,824 RSUs had been granted, of which 89,636 have vested and the shares of common stock underlying those RSUs have not been issued and 34,118 have been forfeited.

The 2019 Plan provides for the grant of stock options, restricted stock, RSUs, and stock appreciation rights, collectively referred to as “awards.” Under the 2019 Plan, 1,000,000 shares were initially reserved for the grant of awards. On June 29, 2020, and August 3, 2020, respectively, our Board and stockholders approved to amend and restate the 2019 Plan, the principal change being an increase in the number of shares of common stock available under the 2019 Plan from 1,000,000 shares to 3,000,000 shares. On June 30, 2022, our Board and stockholders approved to amend and restate the 2019 Plan, the principal change being an increase in the number of shares of common stock available under the 2019 Plan from 3,000,000 shares to 7,500,000 shares. Stock options granted under the 2019 Plan may be either incentive stock options under the provisions of Section 422 of the Code, or non-qualified stock options. Under the amended 2019 Plan, 7,500,000 shares are reserved for the grant of awards, which may be issued at the discretion of our Board from time to time. As of December 31, 2023, options with respect to 1,863,646 shares have been granted, of which 232,918 had been forfeited, 66,978 had been exercised and none of them were expired. As of December 31, 2023, 3,015,600 RSUs had been granted, of which 122,500 have vested and the shares of common stock underlying those RSUs have not been issued and 371,751 have been forfeited. Since the Company had granted options during the time after the 2008 Plan allegedly terminated, and out of an abundance of caution, the Company canceled these grants and re-granted certain of the options under 2019 Plan in the same amounts and under the same terms as the original grants.

The following table sets forth additional information with respect to our equity compensation plans as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, RSUs and rights (a)	Weight- average exercise price of outstanding options, RSUs and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,791,038	$4.10	3,365,488
Equity compensation plans not approved by security holders	-	-	-
Total	3,791,038	$4.10	3,365,488

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 6, 2024 by: (1) each person who is known by us to own beneficially more than 5% of our common stock; (2) each of our current directors; (3) each of our NEOs; and (4) all of our directors and executive officers as a group. On such date, we had 40,519,160 shares of common stock outstanding.

As used in the table below and elsewhere in this form, the term “beneficial ownership” with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the 60 days following March 6, 2024. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, (1) each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity and (2) the address of each of the individuals named below is: c/o Oramed Pharmaceuticals Inc., 1185 Avenue of the Americas, Third Floor, New York, New York 10036.

Name and Address of Beneficial Owner	Number of Shares		Percentage of Shares Beneficially Owned
Nadav Kidron #+	2,103,947	(1)	5.6%
Dr. Miriam Kidron #+	795,299	(2)	1.9%
David Silberman+	151,375	(3)	*
Dr. Daniel Aghion #	2,206	(4)	*
Dr. Arie Mayer #	55,641	(5)	*
Leonard Sank #	87,395	(6)	*
Benjamin Shapiro #	1,909,602	(7)	4.7%

All current executive officers and directors, as a group (eight persons)	5,685,443	(8)	13.9%

*	Less than 1%

#	Director

+	NEO

(1)	Includes 745,634 shares of common stock issuable upon the exercise of outstanding stock options, 50,667 shares of common stock issuable upon the vesting of RSUs, and 163,136 shares of common stock underlying vested RSUs that are issuable upon request. Mr. Nadav’s beneficial ownership includes the 218,603 shares of common stock held by Xiaopeng Li, a former director of the Company, over which he holds a proxy.

(2)	Includes 479,133 shares of common stock issuable upon the exercise of outstanding stock options, 42,375 shares of common stock issuable upon the vesting of RSUs, and 187,625 shares of common stock underlying vested RSUs that are issuable upon request.

(3)	Includes 41,000 shares of common stock issuable upon the exercise of outstanding stock options and 19,500 shares of common stock issuable upon the vesting of RSUs.

(4)	Includes 2,206 shares of common stock issuable upon the vesting of RSUs.

(5)	Includes 25,000 shares of common stock issuable upon the exercise of outstanding stock options and 4,832 shares of common stock issuable upon the vesting of RSUs.

(6)	Includes 54,867 shares of common stock issuable upon the exercise of outstanding stock options and 4,832 shares of common stock issuable upon the vesting of RSUs.

(7)	Includes 2,935 shares of common stock issuable upon the vesting of RSUs.

(8)	Includes 1,501,134 shares of common stock issuable upon the exercise of options beneficially owned by the referenced persons, 127,347 shares of common stock issuable upon the vesting of RSUs and 350,761 shares of common stock underlying vested RSUs that are issuable upon request.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the years ended December 31, 2023 and 2022, except for compensation arrangements described elsewhere herein, we did not participate in any transaction, and we are not currently participating in any proposed transaction, or series of transactions, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons had, or will have, a direct or indirect material interest.

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

The Board has determined that Dr. Daniel Aghion, Dr. Arie Mayer, Leonard Sank and Benjamin Shapiro are independent as defined under the rules promulgated by Nasdaq.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed by Kesselman & Kesselman, independent registered public accounting firm, and member firm of PricewaterhouseCoopers International Limited, for services rendered to us during the fiscal years ended December 31, 2023 and 2022:

	2023	2022
Audit Fees(1)	$132,501	$130,000
Audit-Related Fees(2)	1,500	45,000
Tax Fees(3)	31,363	20,000
All Other Fees	-	-
Total Fees	$165,364	$195,000

(1)	Amount represents fees paid for professional services for the audit of our consolidated financial statements, review of our interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Represents fees paid for services rendered in connection with at-the-market offering related fees for fiscal year 2022, and fees rendered in connection with the Israeli Innovation Authority requirements. Represents fees paid for services rendered with the Israeli Innovation Authority requirements.

(3)	Represents fees paid for tax consulting services.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Index to Financial Statements

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB name: Kesselman & Kesselman C.P.A.s, PCAOB ID: 1309 and Auditor Location: Tel Aviv, Israel)	F-1

CONSOLIDATED FINANCIAL STATEMENTS:
Balance sheets	F-2
Statements of income (loss)	F-3
Statements of changes in equity	F-4
Statements of cash flows	F-5
Notes to financial statements	F-6 - F-34

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Oramed Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oramed Pharmaceuticals Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income (loss), changes in equity and cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Investments at fair value

As described in Note 4 to the consolidated financial statements, the Company has $110,188 thousand investments at fair value recorded as of December 31, 2023 relating to the note and warrants issued to the Company by Scilex Holding Company. Management applied significant judgment in estimating the fair value of the investments recorded, which also impacted the results of operations of the Company by approximately $15,638 thousand for the change in fair value of such investments in the year ended December 31, 2023. The fair value estimation involved the use of significant estimates and assumptions with respect to the repayment date of the note and the related amounts of the note and warrants.

The principal considerations for our determination that performing procedures relating to investments at fair value is a critical audit matter are (i) the high degree of auditor judgment and subjectivity in performing procedures relating to the fair value measurement of the investments recorded, due to significant judgment by management when developing the estimate; (ii) significant audit effort in evaluating the significant assumptions relating to the repayment date of the note and the related amounts of the note and warrants; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) reading the related agreements and (ii) testing management’s process for estimating the fair value of the investments. Testing management’s process included evaluating the appropriateness of the valuation methods, testing the completeness and accuracy of the data provided by management, and evaluating the reasonableness of significant assumptions related to the repayment date. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s models.

/s/ Kesselman & Kesselman

Certified Public Accountants (Isr.)

A member firm of PricewaterhouseCoopers International Limited

Tel Aviv, Israel

March 6, 2024

We have served as the Company’s auditor since 2008.

Kesselman & Kesselman, Trade Tower, 25 Hamered Street, Tel-Aviv 6812508, Israel,
P.O Box 50005 Tel-Aviv 6150001 Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

ORAMED PHARMACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS

In thousands (except share and per share data)

	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,055	$40,464
Short-term deposits (note 2)	95,279	111,513
Marketable securities (note 3)	-	3,743
Investments at fair value (note 4)	57,713	-
Prepaid expenses and other current assets	537	1,389
Total current assets	162,584	157,109

LONG-TERM ASSETS:
Long-term deposits	7	7
Investments at fair value (note 4)	51,035	-
Marketable securities (note 3)	1,807	-
Other non-marketable equity securities (note 5)	3,524	2,700
Amounts funded in respect of employee rights upon retirement	27	24
Property and equipment, net	873	815
Operating lease right of use assets	694	987
Total long-term assets	57,967	4,533
Total assets	$220,551	$161,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses (note 6)	$1,609	$4,158
Short-term borrowings (note 7)	51,013	-
Deferred revenues	-	1,340
Payable to related parties (note 13b)	325	1
Operating lease liabilities	267	247
Total current liabilities	53,214	5,746

LONG-TERM LIABILITIES:
Long-term deferred revenues	4,000	4,000
Employee rights upon retirement	28	21
Provision for uncertain tax position (note 12f)	11	11
Operating lease liabilities	342	647
Other liabilities	63	61
Total long-term liabilities	4,444	4,740

COMMITMENTS (note 8)

EQUITY
EQUITY ATTRIBUTABLE TO COMPANY’S STOCKHOLDERS’:
Common stock, $ 0.012 par value (60,000,000 authorized shares as of December 31, 2023 and December 31, 2022; 40,338,979 and 39,563,888 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively)	485	476
Additional paid-in capital	320,892	314,417
Accumulated deficit	(157,556)	(163,081)
Total stockholders’ equity	163,821	151,812
Non-controlling interests	(928)	(656)
Total equity	162,893	151,156
Total liabilities and equity	$220,551	$161,642

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

In thousands (except share and per share data)

	Year ended December 31,	Year ended December 31,
	2023	2022
REVENUES	$1,340	$2,703
RESEARCH AND DEVELOPMENT EXPENSES	(8,971)	(27,639)
SALES AND MARKETING	287	(1,851)
GENERAL AND ADMINISTRATIVE EXPENSES	(8,425)	(13,811)
OPERATING LOSS	(15,769)	(40,598)

INTEREST EXPENSES (note 11b)	(2,037)	-
FINANCIAL INCOME (EXPENSES), NET (note 11a)	22,894	2,934
INCOME (LOSS) BEFORE TAX EXPENSES	5,088	(37,664)
TAX EXPENSES	-	(100)
NET LOSS (INCOME)	$5,088	$(37,764)

NET INCOME (LOSS) ATTRIBUTABLE TO:
COMPANY’S STOCKHOLDERS	5,525	(36,561)
NON-CONTROLLING INTERESTS	(437)	(1,203)
NET INCOME (LOSS)	$5,088	$(37,764)

BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK	$0.14	$(0.94)
DILUTED INCOME (LOSS) PER SHARE OF COMMON STOCK	$0.14	$(0.94)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK	40,315,068	38,997,649
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING DILUTED INCOME (LOSS) PER SHARE OF COMMON STOCK	40,566,901	38,997,649

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

in thousands

Attributable to Company’s Stockholders

			Additional		Total	Non-
	Common Stock		paid-in	Accumulated	stockholders’	controlling	Total
	Shares	$	capital	deficit	equity	interests	Equity
	In thousands
BALANCE AS OF JANUARY 1, 2023	39,564	476	314,417	(163,081)	151,812	(656)	151,156
SHARES ISSUED FOR SERVICES	3	*	9	-	9	-	9
ISSUANCE OF COMMON STOCK, NET	193	2	2,426	-	2,428	-	2,428
STOCK-BASED COMPENSATION	579	7	4,040	-	4,047	-	4,047
STOCK-BASED COMPENSATION OF SUBSIDIARY	-	-	-	-	-	165	165
NET INCOME (LOSS)	-	-	-	5,525	5,525	(437)	5,088
BALANCE AS OF DECEMBER 31, 2023	40,339	485	320,892	(157,556)	163,821	(928)	162,893

*	Represents an amount of less than $1.

Attributable to Company’s Stockholders

			Additional		Total	Non-
	Common Stock		paid-in	Accumulated	stockholders’	controlling	Total
	Shares	$	capital	deficit	equity	interests	Equity
	In thousands
BALANCE AS OF JANUARY 1, 2022	38,158	459	292,514	(126,520)	166,453	157	166,610
SHARES ISSUED FOR SERVICES	3	*	22	-	22	-	22
ISSUANCE OF COMMON STOCK, NET	1,213	15	11,485	-	11,500	-	11,500
EXERCISE OF WARRANTS AND OPTIONS	39	*	62	-	62	-	62
STOCK-BASED COMPENSATION	151	2	11,117	-	11,119	-	11,119
STOCK-BASED COMPENSATION OF SUBSIDIARY	-	-	-	-	-	390	390
TAX WITHHOLDINGS RELATED TO STOCK-BASED COMPENSATION SETTLEMENTS	-	-	(783)	-	(783)	-	(783)
NET LOSS	-	-	-	(36,561)	(36,561)	(1,203)	(37,764)
BALANCE AS OF DECEMBER 31, 2022	39,564	476	314,417	(163,081)	151,812	(656)	151,156

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Year ended December 31,	Year ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,088	$(37,764)
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Depreciation	196	58
Gain from selling fixed assets	-	(13)
Exchange differences and interest on deposits and held to maturity bonds	(2,172)	(1,550)
Changes in fair value of investments	(16,392)	763
Stock-based compensation	4,212	11,509
Shares issued for services	9	22
Funds in respect of employee rights upon retirement	(3)	-
Accrued interest on short-term borrowings to maturity	1,463	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	852	268
Accounts payable, accrued expenses and related parties	(2,225)	(376)
Net changes in operating lease	8	(93)
Deferred revenues	(1,340)	(703)
Liability for employee rights upon retirement	7	(1)
Other liabilities	2	(38)
Total net cash used in operating activities	(10,295)	(27,918)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(254)	(496)
Proceeds from selling fixed assets	-	24
Purchase of short-term deposits	(91,369)	(151,700)
Purchase of long-term deposits	-	(5)
Long-term investments	(99,550)	(2,700)
Proceeds from long-term investments	5,000	-
Proceeds from redemption of short-term deposits	109,760	178,200
Proceeds from maturity of held to maturity securities	3,375	6,886
Funds in respect of employee rights upon retirement	-	2
Total net cash provided by (used in) investing activities	(73,038)	30,211
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	2,428	11,500
Proceeds from exercise of warrants and options	-	62
Loans received	99,550	-
Loans repaid	(50,000)	-
Tax withholdings related to stock-based compensation settlements	-	(783)
Total net cash provided by financing activities	51,978	10,779
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(54)	(64)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,409)	13,008
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	40,464	27,456
CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,055	$40,464

(A) SUPPLEMENTARY DISCLOSURE ON CASH FLOWS:
Taxes paid	$-	$100
Interest paid	$574	$-
Interest received	$5,156	$1,844
(B) SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Recognition of operating lease right of use assets and liabilities	-	730

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

On July 30, 2019, the Subsidiary incorporated a wholly-owned subsidiary in Hong Kong, Oramed HK Limited (the “Hong Kong Subsidiary”). As of December 31, 2023, the Hong Kong Subsidiary has no operations.

On March 18, 2021, the Company entered into a license agreement (the “Oravax License Agreement”) with Oravax Medical Inc. (“Oravax”) and into a stockholders agreement (the “Stockholders Agreement”) with Akers Biosciences Inc., Premas Biotech Pvt. Ltd., Cutter Mill Capital LLC (“Cutter Mill”) and Run Ridge LLC (“Run Ridge”). According to the Stockholders Agreement, Oravax issued 1,890,000 shares of its capital stock to the Company, representing 63% of the issued and outstanding share capital of Oravax, on a fully diluted basis, as of the date of issuance. Consequently, Oramed consolidates Oravax in its consolidated financial statements since that time.

On November 23, 2021, Oravax incorporated a wholly-owned subsidiary in Israel, Oravax Medical Ltd., which is engaged in research and development. Effective January 1, 2022, Oravax transferred its rights and obligations under the Oravax License Agreement to Oravax Medical Ltd.

On January 11, 2023, the Company announced that the ORA-D-013-1 Phase 3 trial did not meet its primary or secondary endpoints. As a result, the Company terminated this trial and a parallel Phase 3, ORA-D-013-2 clinical trial. As these results are considered a triggering event, the Company evaluated all of its long lived assets which include fixed assets and operating lease right-of-use assets in the first quarter of 2023 and concluded that no impairment was required. In 2023, the Company completed an analysis of the data from the ORA-D-013-1 Phase 3 trial and found that subpopulations of patients with pooled specific parameters, such as body mass index (BMI), baseline HbA1c and age, responded well to oral insulin. These subsets exhibited an over 1% placebo adjusted, statistically significant, reduction in HbA1c. Based on this analysis, the Company is working on a protocol for a new Phase 3 clinical trial to be submitted to the U.S. Food and Drug Administration (the “FDA”). Concurrently, the Company is examining its existing pipeline and has commenced an evaluation process of potential strategic opportunities, with the goal of enhancing value for the Company’s stockholders.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

2)	Development and liquidity risks

The Company is engaged in research and development in the biotechnology field for innovative pharmaceutical solutions, including an orally ingestible insulin capsule to be used for the treatment of individuals with diabetes, and the use of orally ingestible capsules for delivery of other polypeptides, and has not generated significant revenues from its operations. Following the termination of the ORA-D-013-1 and ORA-D-013-2 Phase 3 trials, the Company’s research and development activities have been significantly reduced while it conducted a strategic review process. As a result, the Company is currently incurring lower research and development and sales and marketing expenses. The Company is working on a protocol for a new Phase 3 clinical trial to be submitted to the FDA. Concurrently, the Company is examining its existing pipeline and has commenced an evaluation process of potential strategic opportunities.

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

On September 21, 2023, the Company entered into and consummated the transactions contemplated by a Securities Purchase Agreement (the “Scilex SPA”) with Scilex and Acquiom Agency Services LLC. Pursuant to the Scilex SPA, in exchange for Scilex assuming outstanding obligations of Sorrento under the Senior DIP Loan Agreement (the “DIP Assumption”) and for the ability to credit the amounts assumed under the DIP Assumption in exchange for certain equity securities of Scilex owned by Sorrento, Scilex (i) issued to the Company (A) a Senior Secured Promissory Note due 18 months from the date of issuance in the principal amount of $101,875 (the “Note”), which includes accrued and unpaid interest of $875 under the Senior DIP Loan Agreement and $1,000 of fees added to the principal amount of the Note, (B) the Closing Penny Warrant (as defined herein), and (C) the Subsequent Penny Warrants (as defined herein), and (ii) caused the Transferred Warrants (as defined herein) to be transferred to the Company. For further details, see note 4.

On August 8, 2023, the Company borrowed an aggregate of $99,550 pursuant to loan agreements from Israel Discount Bank Ltd. For further details, see note 7.

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

c.	Use of estimates in the preparation of financial statements

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statements date and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to stock-based compensation and to the investments at fair value (for further details, see note 4).

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

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets:
Marketable Securities
DNA	297	-	-	297
Entera	70	-	-	70
Transferred Warrants (see note 4)	1,440	-	-	1,440
Closing Penny Warrant (see note 4)	-	9,180	-	9,180
Subsequent Penny Warrants (see note 4)	-	-	6,502	6,502
The Note (see note 4)	-	-	93,066	93,066
	$1,807	$9,180	$99,568	$110,555

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets:
Marketable Securities
DNA	352	-	-	352
Entera	85	-	-	85
	$437	$-	$-	$437

The fair value of the investment in non-marketable equity securities as presented in note 5 was based on a Level 3 measurement.

As of December 31, 2023, the carrying amounts of cash equivalents, short-term deposits, Short-Term Borrowings (as defined in note 7) and accounts payable approximate their fair values due to the short-term maturities of these instruments.

As of December 31, 2022, the carrying amounts of cash equivalents, short-term deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.

The amounts funded in respect of employee rights are stated at cash surrender value which approximates its fair value.

h.	Marketable securities

1.	Equity securities

The Company measured the securities (investments in equity securities of DNA GROUP (T.R.) Ltd. (“DNA”), Entera Bio Ltd. (“Entera”) and the Transferred Warrants) at fair value, with changes in fair value recognized in earnings.

2.	Held to maturity securities

All debt securities are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

i.	Other non-marketable equity securities

The Company also invested in non-marketable equity securities, through an investment in a privately held company. This equity investment does not have a readily determinable fair value. The investment is measured under the measurement alternative in Accounting Standards Codification (“ASC”) 321 “Investments – Equity Securities” to the extent such an investment is not subject to consolidation or the equity method. Under the measurement alternative, this equity investment is carried at cost, less any impairment, adjusted for changes resulting from observable price changes in transactions for an identical or similar investment of the same issuer. The investment would be impaired in accordance with the provisions of ASC 820 “Fair Value Measurement” if, based on a qualitative assessment of impairment indicators, the fair value of the investment is less than its carrying amount. If considered impaired, the difference between the carrying amount and fair value would be recorded in the consolidated statement of operations. For further details, see note 5.

j.	Investments, at fair value

The Company invested in the Note and received Penny Warrants issued by Scilex (see note 4), for which it has elected the fair value option. Under the Fair Value Option Subsections of ASC Subtopic 825-10, Financial Instruments – Overall, the Company has the irrevocable option to report financial assets at fair value on an instrument-by-instrument basis. Changes in fair value are recorded under financial income, net and include interest income on the Note.

Alongside the Note and the Penny Warrants, Scilex issued to the Company the Transferred Warrants. The Transferred Warrants meet the definition of a derivative under ASC 815 “Derivatives and Hedging,” and therefore will also be measured at fair value. Changes in the fair value of the Warrants are recorded under financial income, net.

k.	Concentration of credit risks

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, short and long-term deposits, which are deposited in major financial institutions, marketable securities, and the Note (as defined herein). The Company is of the opinion that the credit risk in respect of these balances is remote, except for the Note (as defined herein) for which the credit risk is reflected in its fair value measurement (for further details, see note 4).

l.	Income taxes

1.	Deferred taxes

Deferred taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and tax bases of assets and liabilities under the applicable tax laws. Deferred tax balances are computed using the tax rates expected to be in effect when those differences reverse. A valuation allowance in respect of deferred tax assets is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has provided a full valuation allowance with respect to its deferred tax assets. See note 12.

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

As of December 31, 2023, an aggregate amount of $22,382 was allocated to the HTIT License Agreement, all of which were received through the balance sheet date. Through December 31, 2023, the Company recognized revenue associated with this agreement in the aggregate amount of $20,382, of which $1,340 was recognized in the twelve month period ended December 31, 2023, and deferred the remaining amount of $2,000, which is presented as long-term deferred revenues on the consolidated balance sheet.

Medicox

On November 13, 2022, the Company entered into a distribution license agreement (“Medicox License Agreement”) with Medicox Co., Ltd. (“Medicox”). The Medicox License Agreement grants Medicox an exclusive license to apply for regulatory approval and distribute ORMD-0801 in the Republic of Korea. For further details, see note 8c.

Under ASC 606 “Revenue from Contracts with Customers,” the Company identified Medicox as a customer and the Medicox License Agreement as a contract with a customer.

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

The Medicox License Agreement contains a fixed consideration of $2,000, which was received by the Company during the year ended December 31, 2022 and is currently presented under long-term deferred revenues. It also contains variable consideration of contractual milestone payments and sales-based royalties.

The Company’s obligation to stand-ready and support Medicox will be recognized on a straight-line basis over the period the Company expects to provide support to Medicox. As of December 31, 2023, this support has not commenced, and no revenue was recognized from the Medicox License Agreement.

If Medicox proceeds with the regulatory approval process in the Republic of Korea, the Company expects most of the revenue to be recognized at a later stage, going forward. The Company notes that its Phase 3 trial did not meet its primary or secondary endpoints (see note 1a.1). If Medicox chooses to terminate the agreement as a result of the outcome of the Phase 3 trials, the Company will accelerate revenue recognition and recognize it at such time.

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

o.	Stock-based compensation

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

The Company elects to account for forfeitures as they occur.

p.	Earnings (loss) per common share

Basic net earnings (loss) per common share are computed by dividing the net earnings (loss) attributable to stockholders for the period by the weighted average number of shares of common stock outstanding for each period, including vested RSUs. Outstanding stock options, warrants and RSUs have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for the year ended December 31, 2022.

For the diluted earnings per share calculation for the year ended December 31, 2023, the weighted average number of shares outstanding during the year is adjusted for the potential dilution that could occur in connection with employee share-based payment, using the treasury stock method.

The weighted average number of stock options, warrants, and RSUs that has been excluded from the calculation of the diluted income per share as of December 31, 2023 was 1,227,506 shares.

The weighted average number of stock options, warrants and RSUs excluded from the calculation of diluted net loss was 3,356,203 for the year ended December 31, 2022.

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

The Company’s lease agreements have remaining lease terms ranging from 1 year to 4 years. Some of these agreements include options to extend the leases for up to an additional 5 years and some include options to terminate the leases immediately. See also note 8e.

r.	New accounting pronouncements

Recently adopted accounting pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13 “Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments.” This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance became effective for the fiscal year beginning after December 15, 2022, including interim periods within that year. The Company adopted the provisions of this update as of January 1, 2023, with no material impact on its consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

Recently issued accounting pronouncements, not yet adopted

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting: Improvements to Reportable Segment Disclosures.” This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280 “Segment Reporting”. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements related disclosures.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

NOTE 2 - SHORT-TERM DEPOSITS:

Composition:

	December 31,
	2023		2022
	Annual interest rate	Amount	Annual interest rate	Amount
Dollar deposits	6.35-6.81%	$95,279	0.93-6.81%	$111,513

NOTE 3 - MARKETABLE SECURITIES:

a.	Composition:

The Company’s marketable securities include investments in equity securities of DNA, Entera and the Transferred Warrants (as defined herein; for further details regarding the Transferred Warrants, see note 4). As of December 31, 2022, marketable securities also included held to maturity securities.

	December 31,
	2023	2022
Short-term:
DNA (see b below)	$-	$352
Entera (see c below)	-	85
Held to maturity securities (see d below)	-	3,306
	$-	$3,743

Long-term:
DNA (see b below)	$297	$-
Entera (see c below)	70	-
Transferred Warrants (see note 4)	1,440	-
	$1,807	$-

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 3 - MARKETABLE SECURITIES (continued):

b.	DNA

DNA’s ordinary shares are traded on the Tel Aviv Stock Exchange. The fair value of those securities is measured at the quoted prices of the securities on the measurement date.

During the years ended December 31, 2023 and 2022, the Company did not sell any of DNA’s ordinary shares. As of December 31, 2023, the Company owns approximately 1.4% of DNA’s outstanding ordinary shares.

The cost of the securities as of both December 31, 2023 and 2022 was $595.

c.	Entera

Entera ordinary shares have been traded on the Nasdaq Capital Market since June 28, 2018. The Company measures the investment at fair value from such date, since it has a readily determinable fair value (prior to such date the investment was accounted for as a cost method investment (amounting to $1)).

d.	Held to maturity securities

The Company did not have any held to maturity securities as of December 31, 2023.

The amortized cost and estimated fair value of held-to-maturity securities as of December 31, 2022, are as follows:

	December 31, 2022
	Amortized cost	Gross unrealized gains (losses)	Estimated fair value	Average yield to maturity rate
Short-term:
Commercial bonds	$3,258	$(82)	$3,176	1.07%
Accrued interest	48	-	48
	$3,306	$(82)	$3,224

NOTE 4 - INVESTMENTS, AT FAIR VALUE:

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

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

Pursuant to the terms of the Scilex SPA, Scilex agreed to certain restrictions on additional issuances of equity securities. In connection with the Transaction, the Company and Sorrento mutually agreed to terminate the Sorrento SPA and to release all claims the Company and Sorrento may have against one another, and Scilex completed the acquisition of the Purchased Securities.

The Note

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

Pursuant to the terms of the Scilex SPA, the Company received the first principal payment of $5,000 on December 21, 2023.

Closing Penny Warrant

The Closing Penny Warrant will be exercisable upon the earliest of (i) March 14, 2025, (ii) the date on which the Senior Secured Note has been repaid in full and (iii) the Management Sale Trigger Date (as defined therein), if any, and will expire on the date that is the fifth anniversary of the issuance date (i.e., September 21, 2028). For purposes of the Closing Penny Warrant (as well as the Subsequent Penny Warrants), the Management Sale Trigger Date is generally the first date that either Dr. Henry Ji, Scilex’s Executive Chairperson, or Mr. Jaisim Shah, Scilex’s Chief Executive Officer and President and a member of Scilex’s Board of Directors, engages in certain sales or other similar transfers of shares of Common Stock or other of the Issuer’s or any of its subsidiaries’ securities, subject to certain exceptions in connection with financings or similar transactions. The exercise price of the Closing Penny Warrant is $0.01 per share, subject to adjustment.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

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

The Company elected the fair value option for the Note and the Penny Warrants in order to reduce operational complexity of bifurcating embedded derivatives. Changes in fair value are recorded under financial income, net and include interest income on the Note.

The valuation was performed, as of December 31, 2023, based on several scenarios which some of them took into account a partial or full early repayment of the Note. Each scenario took into consideration the present value of the Note’s cash flows (including the exit fee and the prepayment premium) and the Warrants’ value. The total value of the Transaction (and of each of its components) was valued on a weighted average of the different scenarios.

The discount rate of the Note was based on the B- rating Zero curve in addition to a risk premium which takes into account the credit risk of Scilex and ranged between 51.92% to 52.84%.

The fair value of the Transferred Warrants was based on their closing price on the Nasdaq Capital Market.

The fair value of the Penny Warrants was calculated based on the closing price of the Scilex stock on the Nasdaq Capital Market, taking into account several scenarios which assume a partial or full early repayment of the Note, when applicable.

On the Closing Date, the fair value of the Transaction was $101,875. As of December 31, 2023, the fair value of the Transaction was $110,188, split between the Note ($93,066, of which $57,713 is presented under short-term investments at fair value and $35,353 is presented under long-term investments at fair value), the Closing Penny Warrant ($9,180), the Subsequent Penny Warrants ($6,502), both presented under long-term investments at fair value and the Transferred Warrants ($1,440) presented under long-term marketable securities. This resulted in a gain of $15,638, attributed mainly to the change in fair value of the Note and the Warrants. The difference between the Note’s fair value and aggregate unpaid principal balance (which includes interest payable on maturity) is $7,801.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 5 - OTHER NON-MARKETABLE EQUITY SECURITIES:

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

The Company’s non-marketable equity securities are an investment in a company without a readily determinable fair value. The Company accounts for this investment under the measurement alternative in ASC 321, whereby the equity investment is recorded at cost, less impairment. The carrying amount is subsequently remeasured to its fair value in accordance with the provisions of ASC 820 when observable price changes occur as of the date the transaction occurred, or it is impaired. Any adjustments to the carrying amount are recorded in the statements of comprehensive income (loss).

During the year ended December 31, 2023, the Company recorded an $824 increase in value due to the closing in June 2023 of a Series C preferred investment round in Diasome. The change was recorded using the transaction price of similar securities issued by Diasome, adjusted for contractual rights and obligations of the securities held by the Company.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Composition:

	December 31,
	2023	2022
Accounts payable	$551	$2,175
Payroll and related accruals	453	529
Institutions	-	11
Accrued liabilities	605	1,443
	$1,609	$4,158

NOTE 7 - SHORT-TERM BORROWINGS:

On August 8, 2023, the Company borrowed an aggregate of $99,550 pursuant to loan agreements from Israel Discount Bank Ltd. (the “Short-Term Borrowings”). The Short-Term Borrowings mature on dates ranging from August 11, 2023 to May 24, 2024, bear interest ranging from 6.66% to 7.38%, and are secured by certificates of deposits issued by Israel Discount Bank Ltd. having an aggregate face amount of $99,550. The net proceeds of the Short-Term Borrowings were used to fund the Transaction (for further details, see note 4). The Short-Term Borrowings are paid in one payment of principal and interest at each respective maturity. As of December 31, 2023, $50,000 was repaid under the Short-Term Borrowings.

The aggregate remaining annual principal payments on debt until maturity are as follows:

Annual Principal Payments
2024	49,550
Total	$49,550

NOTE 8 - COMMITMENTS:

a.

In March 2011, the Subsidiary sold shares of its investee company, Entera, to DNA, retaining 117,000 ordinary shares (after giving effect to a stock split by Entera in July 2018). In consideration for the shares sold to DNA, the Company received, among other payments, ordinary shares of DNA (see also note 3).

As part of this agreement, the Subsidiary entered into a patent transfer agreement (the “Patent Transfer Agreement”), according to which the Subsidiary assigned to Entera all of its rights to a patent application related to the oral administration of proteins that it has licensed to Entera since August 2010, in return for royalties of 3% of Entera’s net revenues and a license back of that patent application for use in respect of diabetes and influenza. As of December 31, 2023, Entera had not paid any royalties to the Subsidiary. On December 11, 2018, Entera announced that it had entered into a research collaboration and license agreement with Amgen, Inc. (“Amgen”). To the extent that the license granted to Amgen results in net revenues as defined in the Patent Transfer Agreement, the Subsidiary will be entitled to the aforementioned royalties. As part of a consulting agreement with a third party dated February 15, 2011, the Subsidiary is obliged to pay this third party royalties of 8% of the net royalties received in respect of the patent that was sold to Entera in March 2011.

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

Among others, the Company’s involvement through the product submission date includes consultancy for the pre-commercialization activities in the Territory, as well as advisory services to HTIT on an ongoing basis.

As of December 31, 2023, the Company has received milestone payments in an aggregate amount of $20,500 as follows: the initial payment of $3,000 was received in January 2016. Following the achievement of certain milestones, the second and third payments of $6,500 and $4,000, respectively, were received in July 2016, the fourth milestone payment of $4,000 was received in October 2016 and the fifth milestone payment of $3,000 was received in January 2019.

On August 21, 2020, the Company received a letter from HTIT, disputing certain pending payment obligations of HTIT under the TLA. The payment obligation being disputed is $6,000, out of which only an amount of $2,000 has been received and has been included in deferred revenue in each of the consolidated balance sheets as of the years ended December 31, 2023, and December 31, 2022. The Company wholly disputed the claims made by HTIT and is planning to resolve any such claims as part of the Company’s discussions with HTIT.

For the Company’s revenue recognition policy, see note 1m.

On January 22, 2024, the Company and its wholly-owned subsidiary, Oramed Ltd., entered into a Joint Venture Agreement (the “JV Agreement”), with Hefei Tianhui Biotech Co., Ltd. (“HTIT Biotech”), and Technowl Limited, a wholly-owned indirect subsidiary of HTIT Biotech (“HTIT Sub,” and together with HTIT Biotech, “HTIT”), pursuant to which, subject to the terms and conditions set forth in the JV Agreement, the parties will establish a joint venture (the “JV”), based on the Company’s oral drug delivery technology. For further details, see note 14.

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

Medicox will comply with agreed distribution targets and will purchase ORMD-0801 at an agreed upon transfer price per capsule. In addition, Medicox will pay the Company up to $15,000 in developmental milestones, $2,000 of which were received by the Company in 2022, and up to 15% royalties on gross sales. Medicox will also be responsible for obtaining a regulatory approval in the Republic of Korea.

For the Company’s revenue recognition policy, see note 1m.

d.	Grants from the Israel Innovation Authority (“IIA”)

Under the terms of the Company’s funding from the IIA, royalties of 3% are payable on sales of products developed from a project so funded, up to a maximum amount equaling 100%-150% of the grants received (dollar linked) with the addition of interest at an annual rate based on SOFR.

At the time the grants were received, successful development of the related projects was not assured. The total amount that was received through December 31, 2023 was $2,208 ($2,559 including interest). All grants were received before the year ended August 31, 2020 and recorded as a reduction of research and development expenses at that time.

As of December 31, 2023, the liability to the IIA was $59.

The royalty expenses which are related to the funded project were recognized in cost of revenues in the relevant periods.

e.	Leases

On August 2, 2020, the Subsidiary entered into a lease agreement for its facilities in Israel. The lease agreement is for a period of 60 months commencing September 1, 2020. The Subsidiary has the option to extend the period for another 60 months. The annual lease payment, including management fees, as of December 31, 2023 is approximately NIS 435 ($120). As security for its obligation under this lease agreement, the Company provided a bank guarantee in an amount equal to three monthly lease payments. For accounting purposes, the lease period is 60 months.

On December 2, 2021, the Subsidiary entered into an addendum (the “Addendum”) to the current lease agreement for its facilities in Israel. The Addendum refers to the lease of an additional space of 264 square meters for a period of 60 months commencing February 1, 2022. The Subsidiary has the option to extend the period for another 60 months. The annual lease payment, including management fees, is approximately NIS 435 ($120). As security for its obligation under the Addendum, the Company provided a bank guarantee in an amount equal to three monthly lease payments. For accounting purposes, the lease commenced on February 1, 2022 as the Subsidiary did not have access to the space until that date. For accounting purposes, the lease period is 60 months.

The total expenses related to leases were $236 for the year ended December 31, 2023, and $264 for the year ended December 31, 2022.

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

The Company has various operating leases for office space and vehicles that expire through 2027. Below is a summary of the Company’s operating right-of-use assets and operating lease liabilities as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Operating right-of-use assets	$694	$987

Operating lease liabilities, current	267	247
Operating lease liabilities long-term	342	647
Total operating lease liabilities	$609	$894

Weighted Average of Remaining Lease Term
Operating leases	2.5	3.41

Weighted Average Discount Rate
Operating leases	3.15%	3.15%

Operating cash flows from operating lease for the years ended December 31, 2023 and 2022 were $267 and $214, respectively.

Lease payments for the Company’s right-of-use assets over the remaining lease periods as of December 31, 2023 are as follows:

December 31, 2023

2024	$282
2025	222
2026	120
2027	10
Total undiscounted lease payments	634
Less: Interest*	(25)
Present value of lease liabilities	$609

*	Future lease payments were discounted by 3%-5.75% interest rate.

f.	Legal expenses

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

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In thousands (except share and per share data)

NOTE 8 - COMMITMENTS (continued):

g.	Investment in Diasome Pharmaceuticals, Inc.

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

The Company accounts for the investment under the measurement alternative in ASC 321, whereby the equity investment is recorded at cost, less impairment. The carrying amount will be subsequently remeasured to its fair value in accordance with the provisions of ASC 820 when observable price changes occur as of the date the transaction occurred, or it is impaired. Any adjustments to the carrying amount are recorded in net income.

NOTE 9 - STOCKHOLDERS’ EQUITY:

The following are the significant capital stock transactions that took place during the year ended December 31, 2023 and 2022:

a.	On July 15, 2021, the Company entered into a new equity distribution agreement (the “New Equity Distribution Agreement”) with Canaccord Genuity, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100,000 from time to time through Canaccord Genuity. The New Equity Distribution Agreement replaced the Equity Distribution Agreement, once it had been exhausted. Any shares sold will be sold pursuant to the Company’s effective shelf registration statement on Form S-3 including a prospectus dated July 15, 2021. The Company paid the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the New Equity Distribution Agreement. As of December 31, 2022, 273,997 shares were respectively issued under the New Equity Distribution Agreement for aggregate net proceeds of $5,129.

b.	On September 1, 2021, the Company entered into a controlled equity offering agreement (the “Cantor Equity Distribution Agreement”) with Cantor Fitzgerald & Co., as agent, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100,000, through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to the Company’s effective shelf registration statement on Form S-3 including a prospectus dated July 26, 2021 and prospectus supplement dated September 1, 2021. The Company paid the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the Cantor Equity Distribution Agreement. As of December 31, 2023 and through March 6, 2024, 1,971,447 shares were issued under the Cantor Equity Distribution Agreement for aggregate net proceeds of $26,253.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In thousands (except share and per share data)

NOTE 9 - STOCKHOLDERS’ EQUITY (continued):

c.	On November 3, 2021, the Company entered into a securities purchase agreement with several institutional and accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell, in a registered direct offering (the “Offering”), an aggregate of 2,000,000 shares of the Company’s common stock to the Purchasers for an offering price of $25 per share. The closing of the sale of the shares occurred on November 5, 2021. The net proceeds to the Company from the Offering, after deducting the placement agent’s fees and expenses and the Company’s Offering expenses, were approximately $46,375.

d.	As of December 31, 2023, the Company had outstanding warrants exercisable starting February 25, 2020 for 20,000 shares of common stock at an exercise price of $4.13 per share and expiring on April 15, 2029.

The following table presents the warrant activity for the years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023		2022
	Warrants	Weighted- Average Exercise Price	Warrants	Weighted- Average Exercise Price
Warrants outstanding at beginning of year	150,705	$4.71	158,375	$4.78
Issued	-	$-	-	$-
Exercised	-	$-	4,200	$4.80
Expired	130,705	$4.80	3,470	$7.81
Warrants outstanding at end of year	20,000	$4.13	150,705	$4.71
Warrants exercisable at end of year	20,000	$4.13	150,705	$4.71

NOTE 10 - STOCK-BASED COMPENSATION:

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

The following are the significant stock options and RSUs transactions with employees, board members and non-employees made during the years ended December 31, 2023 and 2022:

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

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In thousands (except share and per share data)

NOTE 10 - STOCK-BASED COMPENSATION (continued):

c.	On January 3, 2022, the Company granted options to purchase an aggregate of 321,500 shares of the Company’s common stock to the Company’s employees and board members at an exercise price of $13.89 per share (equivalent to the closing price of the Company’s common stock on the date of grant) as follows: 107,000 to the President and Chief Executive Officer; 72,000 to the Chief Scientific Officer; 36,000 to the Chief Operating and Business Officer, 32,000 to the Chief Financial Officer and Treasurer and 32,000 to the Chief Commercial Officer, an aggregate of 40,000 to four board members and 2,500 to an employee. The options vest in four equal annual installments on each of January 1, 2023, 2024, 2025 and 2026. As of December 31, 2023, 82,875 of such options are vested. These options expire on January 3, 2032. The total fair value of these options on the date of grant was $2,630, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $13.89; dividend yield of 0% for all years; expected volatility of 63.05%; risk-free interest rates of 1.46%; and expected term of 6.25 years.

d.	On January 3, 2022, the Company granted options to purchase an aggregate of 30,000 shares of the Company’s common stock to the Company’s Chief Legal Officer and Secretary (effective as of the time his employment with the Company commenced on January 9, 2022), at an exercise price of $12.03 per share (equivalent to the closing price of the Company’s common stock on January 10, 2022, which represents the first trading date after his employment with the Company commenced). The options vest in four equal annual installments on each of January 1, 2023, 2024, 2025 and 2026. As of December 31, 2022, none of such options are vested. These options expire on January 3, 2032. The total fair value of these options on the date of grant was $214, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $12.03; dividend yield of 0% for all years; expected volatility of 63.22%; risk-free interest rates of 1.60%; and expected term of 6.25 years.

e.	On May 2, 2022, the Company granted 4,500 RSUs representing a right to receive shares of the Company’s common stock to Mr. Yadin Rozov, a former member of the Company’s board of directors. The RSUs shall vest in four equal annual installments on each of May 2, 2023, 2024, 2025 and 2026. The total fair value of these RSUs on the date of grant was $23, using the quoted closing market share price of $5.14 on the Nasdaq Capital Market on the last trading day before the date of grant.

f.	On May 2, 2022, the Company granted options to purchase an aggregate of 7,500 shares of the Company’s common stock to Mr. Yadin Rozov, a former member of the Company’s board of directors, at an exercise price of $5.14 per share (equivalent to the closing price of the Company’s common stock on the last trading day before the date of grant). The options shall vest in four equal annual installments on each of May 2, 2023, 2024, 2025 and 2026. As of December 31, 2022, none of such options are vested. These options expire on May 2, 2032. The total fair value of these options on the date of grant was $24, using the Black Scholes option-pricing model and was based on the following assumptions: stock price of $5.14; dividend yield of 0% for all years; expected volatility of 65.26%; risk-free interest rates of 3.03% and expected term of 6.26 years.

g.	On July 28, 2022, the Company granted an aggregate of 404,100 RSUs representing a right to receive shares of the Company’s common stock to the Company’s executive officers, employees and board members. The RSUs granted to certain employees, executive officers and board members shall vest in three equal annual installments on each of January 1, 2024, 2025 and 2026 and the RSUs granted to certain employees will vest in three equal annual installments on each of January 1, 2023, 2024 and 2025. The total fair value of these RSUs on the date of grant was $3,423, using the quoted closing market share price of $8.47 on the Nasdaq Capital Market on the date of grant.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In thousands (except share and per share data)

NOTE 10 - STOCK-BASED COMPENSATION (continued):

h.	On July 28, 2022, the Company granted 34,000 shares of the Company’s common stock to each of the Company’s President and Chief Executive Officer and Chief Scientific Officer. These shares vested in full on August 1, 2022. The total fair value of these shares on the date of grant was $576, using the quoted closing market share price of $8.47 on the Nasdaq Capital Market on the date of grant.

i.	On July 28, 2022, the Company granted an aggregate of 175,500 performance based RSUs (“PSUs”) representing a right to receive shares of the Company’s common stock to the Company’s executive officers. The PSUs were to vest in two installments upon achievement of the following milestones: (i) two thirds were to vest upon receipt of positive topline data in the first oral insulin Phase 3 clinical trial; and (ii) one third was to vest upon completion of enrollment of the second oral insulin Phase 3 clinical trial by June 30, 2023. Following the results of the ORA-D-013-1 Phase 3 trial and the termination of the ORA-D-013-2 Phase 3 trial, these performance goals have not been met and the PSUs did not vest. The total fair value of these PSUs on the date of grant was $1,486, using the quoted closing market share price of $8.47 on the Nasdaq Capital Market on the date of grant.

j.	On September 18, 2022, Oravax granted options to purchase an aggregate of 328,318 shares of Oravax’s common stock to employees and board members of Oravax and to other service providers at an exercise price of $3.91 per share. The options will vest in four annual installments as follows: the first installment vested immediately on the grant date and the remaining three installments shall vest on each of December 31, 2022, 2023 and 2024. These options expire on September 18, 2032. The total fair value of these options on the date of grant was $665, using the Black Scholes option pricing model and was based on the following assumptions: stock price of $3.91; dividend yield of 0% for all years; expected volatility of 52.87%; risk-free interest rates of 3.62%; and expected term of 5.49 years.

k.	On April 17, 2023, the Company granted an aggregate of 868,500 RSUs representing a right to receive shares of the Company’s common stock to executive officers and board members of the Company. The RSUs will vest in twelve equal quarterly installments starting May 1, 2023. The total fair value of these RSUs on the date of grant was $1,980, using the quoted closing market share price of $2.28 on the Nasdaq Capital Market on the date of grant.

l.	On April 17, 2023, the Company granted an aggregate of 245,500 performance based RSUs (“PSUs”) representing a right to receive shares of the Company’s common stock to executive officers of the Company. The PSUs vested on May 26, 2023, upon the Company’s common stock achieving and maintaining a specified price per share. The total fair value of these PSUs on the date of grant was $550, using the Monte-Carlo model.

m.	On May 1, 2023, the Company granted an aggregate of 20,000 RSUs representing a right to receive shares of the Company’s common stock to a new board member. The RSUs will vest in twelve quarterly installments starting May 1, 2023. The total fair value of these RSUs on the date of grant was $49, using the quoted closing market share price of $2.45 on the Nasdaq Capital Market on the date of grant.

n.	During 2023, 132,000 stock options and 110,917 unvested RSUs were forfeited, due to termination of the employment of an executive officer, resulting in a reversal of $663 in sales and marketing expenses.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 10 - STOCK-BASED COMPENSATION (continued):

o.	Options to employees, directors and non-employees

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model or Monte Carlo model with the following range of assumptions:

	For options granted in the year ended December 31,
	2023	2022
Expected option life (years)	-	6.25-6.26
Expected stock price volatility (%)	-	63.05-65.26
Risk free interest rate (%)	-	1.46-3.03
Expected dividend yield (%)	-	0.0

A summary of the status of the stock options granted to employees and directors as of December 31, 2023 and 2022 and changes during the year ended on those dates, is presented below:

	Year ended December 31,
	2023		2022
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
		$		$
Options outstanding at beginning of year	2,041,676	8.47	1,942,117	7.14
Changes during the year:
Granted	-	-	359,000	13.55
Forfeited	(132,000)	14.81	(48,334)	10.59
Expired	-	-	(144,000)	4.08
Exercised	-	-	(67,107)	5.03
Options outstanding at end of year	1,909,676	8.03	2,041,676	8.47
Options exercisable at end of year	1,479,426	7.15	1,261,426	6.86
Weighted average fair value of options granted during the year	$-		$7.99

Expenses recognized in respect of stock options granted to employees and directors, for the years ended December 31, 2023 and 2022, were $811 and $2,662, respectively.

No options were granted during the year ended December 31, 2023. The total intrinsic value of employees’ options exercised during the year ended December 31, 2022 was $243.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 10 - STOCK-BASED COMPENSATION (continued):

The following table presents summary information concerning the options granted to employees and directors outstanding as of December 31, 2023:

Exercise prices	Number outstanding	Weighted Average Remaining Contractual Life	Weighted average exercise price
$		Years	$
1-6	857,250	5.85	3.94
6.23-9.12	283,008	3.80	7.96
10.40-20.19	769,418	6.52	12.62
	1,909,676	5.82	8.03

1,479,426 options granted to employees and directors were outstanding and exercisable as of December 31, 2023, compared to 1,261,426 as of December 31, 2022.

As of December 31, 2023, there were $707 of unrecognized compensation costs related to non-vested options previously granted to employees and directors. The unrecognized compensation costs are expected to be recognized over a weighted average period of 0.8 years.

A summary of the status of the stock options granted to non-employees outstanding as of December 31, 2023 and 2022, and changes during the years ended December 31, 2023 and 2022, is presented below:

	Year ended December 31,
	2023		2022
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
		$		$
Options outstanding at beginning of year	47,000	4.31	51,500	4.26
Changes during the year:
Granted	-	-	-	-
Exercised	-	-	(4,500)	3.74
Forfeited	-	-	-	-
Expired	-	-	-	-
Options outstanding at end of year	47,000	4.31	47,000	4.31
Options exercisable at end of year	47,000	4.31	47,000	4.31
Weighted average fair value of options granted during the year	$-		$-

The Company recorded no stock-based compensation related to non-employees’ awards during the years ended December 31, 2023 and 2022.

During the year ended December 31, 2023, no options were exercised. During the year ended December 31, 2022, 4,500 options were exercised by non-employees for a total intrinsic value of $24.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In thousands (except share and per share data)

NOTE 10 - STOCK-BASED COMPENSATION (continued):

The following table presents summary information concerning the options granted to non-employees outstanding as of December 31, 2023:

Range of exercise prices $	Number outstanding	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price $
3.74-5.08	47,000	5.98	4.31

47,000 options granted to non-employees were outstanding and exercisable as of December 31, 2023.

As of December 31, 2023, there were no unrecognized compensation costs related to non-vested options previously granted to non-employees.

p.	Restricted stock units

The following table summarizes the activities for unvested RSUs granted to employees and directors for the years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
	Number of RSUs
Outstanding at the beginning of period	1,561,570	801,303
Granted	1,134,000	1,009,600
Issued	(574,791)	(217,333)
Forfeited	(286,417)	(32,000)
Outstanding at the end of the period	1,834,362	1,561,570
Vested during the period	521,625	218,000
Vested and unissued at period end	212,136	265,302

The Company recorded compensation expenses related to RSUs of $3,210 for the year ended December 31, 2023 and $8,365 for the year ended December 31, 2022.

As of December 31, 2023, there were unrecognized compensation costs of $2,693 related to RSUs. The unrecognized compensation costs are expected to be recognized over a weighted average period of 1 year.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 10 - STOCK-BASED COMPENSATION (continued):

The following table summarizes the activities for unvested RSUs granted to non-employees for the years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
	Number of RSUs
Outstanding at the beginning of period	4,000	8,000
Granted	-	-
Issued	(4,000)	(4,000)
Forfeited	-	-
Outstanding at the end of the period	-	4,000
Vested during the period	4,000	4,000
Vested and unissued at period end	-	-

The Company recorded compensation expenses related to RSUs of $26 for the year ended December 31, 2023, compared to $92 compensation expenses recorded for the year ended December 31, 2022.

As of December 31, 2023, there were no unrecognized compensation costs related to RSUs.

NOTE 11 - FINANCIAL INCOME AND EXPENSES:

a.	Financial income

	Year ended December 31,
	2023	2022
Income from interest on the Senior DIP Loan Agreement and deposits	$8,016	$3,473
Exchange rate differences, net	-	176
Income from interest on corporate bonds	10	100
Revaluation of securities, net	16,461	-
Other	143	5
	$24,630	$3,754

b.	Financial expenses

	Year ended December 31,
	2023	2022
Exchange rate differences, net	$124	$-
Bank and broker commissions	29	14
Loss from securities, net	-	43
Revaluation of securities, net	69	763
Fees regarding Scilex transaction	1,514	-
Interest expenses	2,037	-
	$3,773	$820

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

As of December 31, 2023, the Company and Oravax Medical Inc. had an accumulated tax loss carryforward of approximately $28,000 (as of December 31, 2022, $24,000). Under U.S. tax laws, subject to certain limitations, carryforward tax losses originating in tax years beginning after January 1, 2018, have no expiration date, but they are limited to 80% of the company’s taxable income in any given tax year. Carryforward tax losses originating in tax years beginning prior to January 1, 2018, expire 20 years after the year in which incurred. In the case of the Company, subject to potential limitations in accordance with the relevant law, the net loss carryforward will expire in the years 2026 through 2037.

b.	Corporate taxation in Israel

The Subsidiary is taxed in accordance with Israeli tax laws. The corporate tax rate applicable to 2023 and 2022 is 23%.

As of December 31, 2023, the Subsidiary and Oravax Medical Ltd. had an accumulated tax loss carryforward of approximately $102,000 (as of December 31, 2022, approximately $87,000). Under the Israeli tax laws, carryforward tax losses have no expiration date.

c.	Deferred income taxes

	December 31,
	2023	2022
In respect of:
Net operating loss carryforward	$27,757	$27,610
Research and development expenses	2,731	5,195
Revaluation of investments	(2,611)	-
Other temporary differences	596	-
Less - valuation allowance	(28,473)	(32,805)
Net deferred tax assets	$-	$-

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

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In thousands (except share and per share data)

NOTE 12 - TAXES ON INCOME (continued):

d.	Income (Loss) before taxes on income and income taxes included in the income statements of operations

	Year ended December 31,
	2023	2022
Income (loss) before taxes on income:
U.S.	$11,604	$(11,164)
Outside U.S.	(6,516)	(26,500)
	$5,088	$(37,664)
Taxes on income (tax benefit):
Current:
U.S.	-	-
Outside U.S.	-	(100)
	$-	$(100)

e.	Reconciliation of the statutory tax benefit to effective tax expense

Following is a reconciliation of the theoretical tax expense, assuming all income is taxed at the regular tax rates applicable to companies in the United States, and the actual tax expense:

	Year ended December 31,
	2023	2022
Income (loss) before income taxes as reported in the consolidated statement of comprehensive loss	$5,088	$(37,664)

Statutory tax (benefit) expense – 21%	1,068	(7,909)
Increase (decrease) in income taxes resulting from:
Change in the balance of the valuation allowance for deferred tax	(4,332)	7,290
Disallowable deductions	731	1,152
Influence of different tax rate applicable to the Subsidiary and Oravax Medical Ltd.	(305)	(533)
Prior year true-up	2,838	-
Withholding tax, see note 12d above	-	100
Uncertain tax position	-	-
Taxes on income for the reported year	$-	$100

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

The following table summarizes the activity of the Company unrecognized tax benefits:

	Year ended December 31,
	2023	2022
Balance at Beginning of Year	$11	$11
Decrease in uncertain tax positions for the current year	-	-
Balance at End of Year	$11	$11

The Company does not expect unrecognized tax expenses to change significantly over the next 12 months.

The Company is subject to U.S. Federal income tax examinations for the tax years of 2020 through 2022.

The Subsidiary is subject to Israeli income tax examinations for the tax years of 2017 through 2022.

g.	Valuation Allowance Rollforward

	Period ended
	Balance at beginning of period	Additions	Balance at end of period
Allowance in respect of carryforward tax losses:
Year ended December 31, 2023	$32,805	$(4,332)	$28,473
Year ended December 31, 2022	26,659	6,146	32,805

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In thousands (except share and per share data)

NOTE 13 - RELATED PARTY TRANSACTIONS:

a.	On July 1, 2008, the Subsidiary entered into two consulting agreements with KNRY Ltd. (“KNRY”), an Israeli company owned by the Chief Scientific Officer, whereby the President and Chief Executive Officer and the Chief Scientific Officer, through KNRY, provide services to the Company (the “Consulting Agreements”). The Consulting Agreements are both terminable by either party upon 140 days, prior written notice. The Consulting Agreements, as amended, provide that KNRY will be reimbursed for reasonable expenses incurred in connection with performance of the Consulting Agreements and that the monthly consulting fee paid to the President and Chief Executive Officer and the Chief Scientific Officer is NIS 146,705 ($40) and 106,400 ($29), respectively.

In addition to the Consulting Agreements, based on a relocation cost analysis, the Company paid for certain direct costs, related taxes and expenses incurred in connection with the relocation of the President and Chief Executive Officer to New York. During the ten month period ended October 31, 2022, such relocation expenses totaled $331.

Following the relocation of the President and Chief Executive Officer to the State of Israel, the Company entered into two agreements with the President and Chief Executive Officer, replacing his above-mentioned consulting agreement through KNRY, substantially on the same terms, in order to allocate his time and services between the Company and the Subsidiary.

Effective November 1, 2022, the Company entered into a consulting agreement with Shnida Ltd. (“Shnida”), whereby the President and Chief Executive Officer, through Shnida, provides services as President and Chief Executive Officer of the Company. The agreement is terminable by either party upon 140 days prior written notice. The agreement provides that Shnida will be reimbursed for reasonable expenses incurred in connection with performance of the agreement. Effective as of January 1, 2024, the President and Chief Executive Officer receives a monthly consulting fee of NIS 96,825 ($27), plus value added tax. Pursuant to the agreement, Shnida and the President and Chief Executive Officer each agree that during the term of the agreement and for a 12-month period thereafter, none of them will compete with the Company nor solicit employees of the Company.

In addition, the Company, through the Subsidiary, has entered into an employment agreement with the President and Chief Executive Officer, effective as of November 1, 2022, pursuant to which, effective as of January 1, 2024, the President and Chief Executive Officer receives gross monthly salary of NIS 51,591 ($14) in consideration for his services as President and Chief Executive Officer of the Subsidiary. In addition, the President and Chief Executive Officer is provided with a phone and a company car pursuant to the terms of his agreement.

b.	Balances with related parties:

	December 31,
	2023	2022
Accounts payable and accrued expenses - Shnida	$160	$-
Accounts payable and accrued expenses - KNRY	$165	$1

c.	Expenses to related parties:

	Year ended December 31,
	2023	2022
KNRY	$486	$800
Shnida	445	146
Nadav Kidron (President and Chief Executive Officer)	$296	$674

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In thousands (except share and per share data)

NOTE 14 - SUBSEQUENT EVENTS:

1.	On January 4, 2024, the Company granted an aggregate of 150,000 RSUs representing a right to receive shares of the Company’s common stock to the Company’s board members. The RSUs granted to the board members will vest in three equal annual installments on each of January 1, 2025, 2026 and 2027. The total fair value of these RSUs on the date of grant was $359, using the quoted closing market share price of $2.39 on the Nasdaq Capital Market on the date of grant.

2.	On January 4, 2024, the Company granted an aggregate of 37,610 RSUs representing a right to receive shares of the Company’s common stock to the Company’s board members. The RSUs granted to certain board members will vest in four quarterly installments on each of April 1, 2024, July 1, 2024, October 1, 2024 and January 1, 2025. The total fair value of these RSUs on the date of grant was $90, using the quoted closing market share price of $2.39 on the Nasdaq Capital Market on the date of grant.

3.	On January 4, 2024, the Company granted an aggregate of 950,500 RSUs representing a right to receive shares of the Company’s common stock to the Company’s executive officers and one employee. The RSUs granted to executive officers and one employee will vest in twelve equal quarterly installments starting January 8, 2024. The total fair value of these RSUs on the date of grant was $2,272, using the quoted closing market share price of $2.39 on the Nasdaq Capital Market on the date of grant.

4.	On January 4, 2024, the Company granted an aggregate of 294,000 PSUs representing a right to receive shares of the Company’s common stock to executive officers of the Company. The PSUs shall vest upon the Company’s common stock achieving and maintaining a specified price per share. The total fair value of these PSUs on the date of grant was $691, using the Monte-Carlo model.

5.

On January 22, 2024, the Company and its wholly-owned subsidiary, Oramed Ltd., entered into the JV Agreement, with HTIT Biotech and HTIT Sub, pursuant to which, subject to the terms and conditions set forth in the JV Agreement, the parties will establish a JV, based on the Company’s oral drug delivery technology.

The JV will focus on the development and worldwide commercialization of innovative products based on the Company’s oral insulin and POD™ (Protein Oral Delivery) pipeline and HTIT’s manufacturing capabilities and technologies. The parties intend for the JV to use the protocol the Company is currently working on to initiate a Phase 3 oral insulin trial in the United States.

The Company and HTIT will initially hold equal shares in the JV, with each owning 50% of the equity. The Board of Directors will initially consist of equal representation from HTIT and the Company. HTIT will contribute to the JV $70,000 in cash, while the Company will contribute $20,000 (comprised of $10,000 in cash and $10,000 in shares of the Company’s common stock that will be subject to certain registration rights) and will transfer intellectual property related to its oral insulin and POD™ technology, as well as other assets in the Company’s pipeline. HTIT will have an option to invest additional funds into the JV up to an aggregate amount of $20,000, thereby increasing its equity holdings and board representation. The Company will be entitled to receive a 3% royalty on gross revenues of the JV generated from Company-related assets.

The consummation of the JV Agreement is subject to and contingent upon the parties entering into additional agreements within a three-month period, including an asset transfer agreement for the transfer of the Company’s intellectual property to the JV, a commercial supply agreement for the manufacture and supply of products by HTIT to the JV, as well as other documents and agreements to regulate the relationship of the parties and the JV to be formed pursuant to the JV Agreement. There is no assurance that the parties will complete and sign these additional agreements within the agreed timeline or at all. If such agreements are not signed within the agreed timeframe, then either party may apply a 30-day extension, after which the JV Agreement may be terminated and voided by either party. Thereafter, the consummation of the JV transaction is further subject to the satisfaction or waiver of certain other closing conditions within a three-month period following the completion of the aforesaid ancillary agreements. If the closing conditions are not met within the agreed timeframe, then either party may apply a 30-day extension, after which the JV Agreement may be terminated and voided by either party. In addition, completion of the transactions contemplated under the JV Agreement is subject to the satisfaction or waiver of customary and certain other closing conditions.

6.	On January 30, 2024, the Company granted an aggregate of 3,750 RSUs representing a right to receive shares of the Company’s common stock to one of the Company’s board members. The RSUs granted to the board member will vest in four quarterly installments on each of April 1, 2024, July 1, 2024, October 1, 2024 and January 1, 2025. The total fair value of these RSUs on the date of grant was $11, using the quoted closing market share price of $2.98 on the Nasdaq Capital Market on the date of grant.

(b)	Exhibits

3.1	Composite Copy of Certificate of Incorporation, as amended as of January 22, 2013, corrected February 8, 2013, as amended as of July 25, 2014, corrected September 5, 2017 and as further amended as of August 3, 2020 (incorporated by reference from our annual report on Form 10-K filed November 24, 2020)

3.3	Fourth Amended and Restated By-laws (incorporated by reference from our current report on Form 8-K filed February 27, 2023).

4.1	Specimen Common Stock Certificate (incorporated by reference from our registration statement on Form S-1 filed February 1, 2013).

4.2	Description of Securities (incorporated by reference from our annual report on Form 10-K filed March 6, 2023).

10.1+	Consulting Agreement by and between Oramed Pharmaceuticals Inc. and Shnida Ltd., entered into as of November 1, 2022, for the services of Nadav Kidron (incorporated by reference from our annual report on Form 10-K filed March 6, 2023).

10.2+*	Amendment, dated April 27, 2023, to Consulting Agreement by and between Oramed Pharmaceuticals Inc. and Shnida Ltd., entered into as of November 1, 2022, for the services of Nadav Kidron.

10.3+*	Amendment, dated January 8, 2024, to Consulting Agreement by and between Oramed Pharmaceuticals Inc. and Shnida Ltd., entered into as of November 1, 2022, for the services of Nadav Kidron.

10.4+	Employment Agreement by and between Oramed Ltd. and Nadav Kidron, entered into as of November 1, 2022 (incorporated by reference from our annual report on Form 10-K filed March 6, 2023).

10.5+*	Amendment, dated April 27, 2023, to Employment Agreement by and between Oramed Ltd. and Nadav Kidron, entered into as of November 1, 2022.

10.6+*	Amendment, dated January 8, 2024, to Employment Agreement by and between Oramed Ltd. and Nadav Kidron, entered into as of November 1, 2022.

10.7+	Consulting Agreement by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our current report on Form 8-K filed July 2, 2008).

10.8+	Amendment, dated November 13, 2014, to Consulting Agreement by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed November 14, 2014).

10.9+	Amendment, dated July 13, 2013, to Consulting Agreement by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008 for the services of Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed November 14, 2014).

10.10+	Amendment, dated July 21, 2015, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed November 25, 2015).

10.11+	Amendment, dated June 27, 2016, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed November 25, 2016).

10.12+	Amendment, dated June 30, 2017, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed November 29, 2017).

10.13+	Amendment, dated January 10, 2020, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our quarterly report on Form 10-Q filed April 6, 2020).

10.14+	Amendment, dated September 19, 2021, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed November 24, 2021).

10.15+*	Amendment, dated April 27, 2023, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron.

10.16+*	Amendment, dated January 8, 2024, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron.

10.17+	Employment Agreement, dated May 23, 2021, by and between Oramed Ltd. and David Silberman (incorporated by reference from our quarterly report on Form 10-Q filed July 14, 2021).

10.18+	First Amendment, dated September 19, 2021, to Employment Agreement, by and between Oramed Ltd. and David Silberman (incorporated by reference from our annual report on Form 10-K filed November 24, 2021).

10.19+	Second Amendment, dated October 25, 2022, to Employment Agreement, by and between Oramed Ltd. and David Silberman (incorporated by reference from our annual report on Form 10-K filed March 6, 2023).

10.20+*	Third Amendment, dated April 27, 2023, to Employment Agreement, by and between Oramed Ltd. and David Silberman.

10.21+*	Fourth Amendment, dated January 8, 2024, to Employment Agreement, by and between Oramed Ltd. and David Silberman.

10.22+*	Representative Form of Indemnification Agreements between Oramed Pharmaceuticals Inc. and each of our directors and officers.

10.23+	Oramed Pharmaceuticals Inc. Second Amended and Restated 2008 Stock Incentive Plan (incorporated by reference from our definitive proxy statement on Schedule 14A filed August 4, 2016).

10.24+	Form of Restricted Stock Unit Notice and Restricted Stock Unit Agreement (incorporated by reference from our annual report on Form 10-K filed November 14, 2014).

10.25+	Form of Restricted Stock Unit Notice and Restricted Stock Unit Agreement between the Company and the Chief Scientific Officer or Chief Exectuvie Officer (incorporated by reference from our annual report on Form 10-K filed November 29, 2017).

10.26+	Form of Notice of Stock Option Award and Stock Option Award Agreement (incorporated by reference from our current report on Form 8-K filed July 2, 2008).

10.27+	Oramed Pharmaceuticals Inc. 2019 Stock Incentive Plan (incorporated by reference from our definitive proxy statement on Schedule 14A filed August 6, 2019).

10.28+	Oramed Pharmaceuticals Inc. Amended and Restated 2019 Stock Incentive Plan (incorporated by reference from our definitive proxy statement on Schedule 14A filed June 30, 2020).

10.29+	Amendment to Oramed Pharmaceuticals Inc. Amended and Restated 2019 Stock Incentive Plan (incorporated by reference from our definitive proxy statement on Schedule 14A filed June 2, 2022).

10.30+	Form of Notice of Stock Option Award and Stock Option Award Agreement (incorporated by reference from our annual report on Form 10-K filed November 27, 2019).

10.31+	Form of Restricted Stock Unit Notice and Restricted Stock Unit Agreement (incorporated by reference from our annual report on Form 10-K filed March 6, 2023).

10.32	Patent Transfer Agreement, dated February 22, 2011, between Oramed Ltd. and Entera Bio Ltd. (incorporated by reference from our registration statement on Form S-1 filed March 25, 2011).

10.33	Amended and Restated Technology License Agreement, dated December 21, 2015, between Hefei Tianhui Incubator of Technologies Co., Ltd., Oramed Pharmaceuticals, Inc. and Oramed Ltd. (Confidential treatment has been granted for portions of this document) (incorporated by reference from our quarterly report on Form 10-Q filed January 13, 2016).

10.34	Amendment to the Amended and Restated Technology License Agreement, dated June 3, 2016, between Hefei Tianhui Incubator of Technologies Co., Ltd., Oramed Pharmaceuticals, Inc. and Oramed Ltd. (Confidential treatment has been requested for portions of this document. The confidential portions will be omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission) (incorporated by reference from our annual report on Form 10-K filed November 25, 2016).

10.35	Amendment to the Amended and Restated Technology License Agreement, dated July 24, 2016, between Hefei Tianhui Incubator of Technologies Co., Ltd., Oramed Pharmaceuticals, Inc. and Oramed Ltd. (Confidential treatment has been requested for portions of this document. The confidential portions will be omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission) (incorporated by reference from our annual report on Form 10-K filed November 25, 2016).

10.36	Joint Venture Agreement, dated January 22, 2024, among Oramed Pharmaceuticals Inc., Oramed Ltd., Hefei Tianhui Biotech Co., Ltd. and Technowl Limited (incorporated by reference from our current report on Form 8-K filed January 23, 2024).

10.37	Equity Distribution Agreement, dated September 1, 2021, by and between the Company and Cantor Fitzgerald & Co. (incorporated by reference from our current report on Form 8-K filed September 1, 2021).

10.38	License Agreement, dated as of March 18, 2021, between the Company, Oramed Ltd. and Oravax Medical Inc. (incorporated by reference from our current report on Form 8-K filed March 19, 2021).

10.39	Stockholders Agreement, dated as of March 18, 2021, between Oramed Pharmaceuticals Inc., Akers Biosciences Inc., Premas Biotech PVT Ltd., Cutter Mill Capital LLC, and Run Ridge LLC. (incorporated by reference from our Form 8-K filed March 19, 2021).

10.40§	Securities Purchase Agreement, dated September 21, 2023 by and between Scilex Holding Company and Oramed Pharmaceuticals Inc. (incorporated by reference from our current report on Form 8-K filed September 26, 2023).

10.41	Senior Secured Promissory Note, dated September 21, 2023 issued to Oramed Pharmaceuticals Inc. by Scilex Holding Company (incorporated by reference from our current report on Form 8-K filed September 26, 2023).

10.42	Warrant No. ORMP CS-1 to Purchase Common Stock of Scilex Holding Company (incorporated by reference from our current report on Form 8-K filed September 26, 2023).

10.43	Warrant No. ORMP CS-2 to Purchase Common Stock of Scilex Holding Company (incorporated by reference from our current report on Form 8-K filed September 26, 2023).

10.44	Warrant No. ORMP CS-3 to Purchase Common Stock of Scilex Holding Company (incorporated by reference from our current report on Form 8-K filed September 26, 2023).

10.45	Warrant No. ORMP CS-4 to Purchase Common Stock of Scilex Holding Company (incorporated by reference from our current report on Form 8-K filed September 26, 2023).

10.46	Warrant No. ORMP CS-5 to Purchase Common Stock of Scilex Holding Company (incorporated by reference from our current report on Form 8-K filed September 26, 2023).

10.47	Scilex Holding Company Specimen Warrant Certificate (incorporated by reference from our current report on Form 8-K filed September 26, 2023).

10.48	Registration Rights Agreement, dated September 21, 2023, by and between Oramed Pharmaceuticals Inc. and Scilex Holding Company (incorporated by reference from our current report on Form 8-K filed September 26, 2023).

10.49§	Subsidiary Guarantee, dated September 21, 2023, by and among Oramed Pharmaceuticals, Acquiom Agency Services LLC, Scilex Holding Company, and certain subsidiaries of Scilex Holding Company party thereto (incorporated by reference from our current report on Form 8-K filed September 26, 2023).

10.50	Security Agreement, dated September 21, 2023, by and among Oramed Pharmaceuticals, Acquiom Agency Services LLC, Scilex Holding Company, and certain subsidiaries of Scilex Holding Company party thereto (incorporated by reference from our current report on Form 8-K filed September 26, 2023).

10.51	Mutual Termination and Release Agreement, dated September 21, 2023, by and between Sorrento Therapeutics, Inc. and Oramed Pharmaceuticals, Inc. (incorporated by reference from our current report on Form 8-K filed September 26, 2023).

10.52+	Oravax Medical, Inc. 2021 Long-Term Incentive Plan (incorporated by reference from our annual report on Form 10-K filed March 6, 2023).

10.53+	Oravax Stock Option Agreement (incorporated by reference from our annual report on Form 10-K filed March 6, 2023).

21.1	Subsidiaries (incorporated by reference from our annual report on Form 10-K filed November 24, 2021).

23.1*	Consent of Kesselman & Kesselman, Independent Registered Public Accounting Firm.

31.1*	Certification Statement of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification Statement of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification Statement of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification Statement of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

97.1*	Oramed Pharmaceuticals Inc. Clawback Policy, adopted November 9, 2023

101.1*	The following financial statements from the Company’s annual report on Form 10-K for the year ended December 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Loss, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensation plan.

§	Certain exhibits and similar attachments to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit or other attachment will be furnished supplementary to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

/s/ Nadav Kidron
Nadav Kidron,
President and Chief Executive Officer

Date: March 6, 2024

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Nadav Kidron	March 6, 2024
Nadav Kidron,
President and Chief Executive Officer and Director
(principal executive officer)

/s/ David Silberman	March 6, 2024
David Silberman,
Chief Financial Officer
(principal financial and accounting officer)

/s/ Daniel Aghion	March 6, 2024
Daniel Aghion,
Director

/s/ Miriam Kidron	March 6, 2024
Miriam Kidron,
Director

/s/ Arie Mayer	March 6, 2024
Arie Mayer,
Director

/s/ Leonard Sank	March 6, 2024
Leonard Sank,
Director

/s/ Benjamin Shapiro	March 6, 2024
Benjamin Shapiro,
Director