Form 10-Q
period 2024-03-31
ORAMED PHARMACEUTICALS INC.
filed 2024-05-09
CIK 1176309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐    No ☒

As of May 9, 2024, there were 40,628,924 shares of the issuer’s common stock, $0.012 par value per share, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Oramed” and the “Company” mean Oramed Pharmaceuticals Inc. and our wholly-owned subsidiaries, unless otherwise indicated. All dollar amounts refer to U.S. Dollars unless otherwise indicated.

On March 31, 2024, the exchange rate between the New Israeli Shekel, or NIS, and the dollar, as quoted by the Bank of Israel, was NIS 3.681 to $1.00. Unless indicated otherwise by the context, statements in this Quarterly Report on Form 10-Q that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

i

Cautionary Statement Regarding Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws and the Israeli securities law. Words such as “expects,” “anticipates,” “intends,” “plans,” “planned expenditures,” “believes,” “seeks,” “estimates,” “considers” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Quarterly Report on Form 10-Q. Additionally, statements concerning future matters are forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements include, among other statements, statements regarding the following:

●	our comprehensive analysis of data from our ORA-D-013-1 Phase 3 trial and plans to move forward with a protocol for a new Phase 3 clinical trial to be submitted to the U.S. Food and Drug Administration, or FDA;

●	our plan to evaluate potential strategic opportunities;

●	our ability to recover the proceeds and/or collateral under the Note (as defined herein) and related agreements from Scilex Holding Company, or Scilex;

●	the fluctuating market price and liquidity of the common stock of Scilex underlying the warrants we hold;

●	the possibility that the anticipated benefits of the Scilex Transaction (as defined herein) are not realized when expected or at all, including as a result of the impact of, or problems arising from, the ability of Scilex to repay the Note and the ability of the Company to realize the value of the warrants;

●	the ability of Oramed, Hefei Tianhui Biotech Co., Ltd., or HTIT Biotech, and Technowl Limited to reach agreement and enter into additional agreements within a three-month period of the signing of the JV Agreement (as defined herein), and the ability of the parties to succeed in the goals set out for the joint venture;

●	our exposure to potential litigation;

●	our ability to enhance value for our stockholders;

●	the expected development and potential benefits from our products;

●	the prospects of entering into additional license agreements, or other partnerships or forms of cooperation with other companies or medical institutions;

●	future milestones, conditions and royalties under our license agreements;

●	the potential of the Oravax Medical Inc., or Oravax, vaccine to protect against the coronavirus, or COVID-19;

●	our research and development plans, including preclinical and clinical trials plans and the timing of enrollment, obtaining results and conclusion of trials;

ii

●	our belief that our technology has the potential to deliver medications and vaccines orally that today can only be delivered via injection;

●	the competitive ability of our technology based on product efficacy, safety, patient convenience, reliability, value and patent position;

●	the potential market demand for our products;

●	our ability to obtain patent protection for our intellectual property;

●	our expectation that our research and development expenses will continue to be our major expenditure;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and

●	information with respect to any other plans and strategies for our business.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, or our Annual Report, as filed with the Securities and Exchange Commission, or the SEC, on March 6, 2024, as well as those discussed elsewhere in our Annual Report and expressed from time to time in our other filings with the SEC. In addition, historic results of scientific research, clinical and preclinical trials do not guarantee that the conclusions of future research or trials would not suggest different conclusions. Also, historic results referred to in this Quarterly Report on Form 10-Q could be interpreted differently in light of additional research, clinical and preclinical trials results. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report on Form 10-Q which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

iii

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	March 31,	December 31,
	2024	2023
Assets

CURRENT ASSETS:
Cash and cash equivalents	$18,576	$9,055
Short-term deposits	80,285	95,279
Investments at fair value	77,733	57,713
Prepaid expenses and other current assets	501	537
Total current assets	177,095	162,584

LONG-TERM ASSETS:
Long-term deposits	7	7
Investments at fair value	19,544	51,035
Marketable securities	2,026	1,807
Other non-marketable equity securities	3,524	3,524
Amounts funded in respect of employee rights upon retirement	29	27
Property and equipment, net	819	873
Operating lease right-of-use assets	608	694
Total long-term assets	26,557	57,967
Total assets	$203,652	$220,551

Liabilities and stockholders’ equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,267	$1,609
Short-term borrowings	32,034	51,013
Payable to related parties	1	325
Operating lease liabilities	254	267
Total current liabilities	33,556	53,214

LONG-TERM LIABILITIES:
Long-term deferred revenues	4,000	4,000
Employee rights upon retirement	29	28
Provision for uncertain tax position	11	11
Operating lease liabilities	272	342
Other liabilities	63	63
Total long-term liabilities	4,375	4,444

COMMITMENTS (note 3)

Equity

EQUITY ATTRIBUTABLE TO COMPANY’S STOCKHOLDERS:
Common stock, $0.012 par value (60,000,000 authorized shares; 40,519,160 and 40,338,979 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	487	485
Additional paid-in capital	322,172	320,892
Accumulated deficit	(156,020)	(157,556)
Total stockholders’ equity	166,639	163,821
Non-controlling interests	(918)	(928)
Total equity	165,721	162,893
Total liabilities and equity	$203,652	$220,551

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	Three months ended March 31,
	2024	2023
REVENUES	$-	$666
RESEARCH AND DEVELOPMENT EXPENSES	(1,179)	(4,427)
SALES AND MARKETING EXPENSES	-	(184)
GENERAL AND ADMINISTRATIVE EXPENSES	(1,783)	(1,263)
OPERATING LOSS	(2,962)	(5,208)

INTEREST EXPENSES	(592)	-
FINANCIAL INCOME, NET	5,088	1,597
NET INCOME (LOSS)	$1,534	$(3,611)
NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(2)	(216)
NET INCOME (LOSS) ATTRIBUTABLE TO STOCKHOLDERS	$1,536	$(3,395)

BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK	$0.04	$(0.08)
DILUTED INCOME (LOSS) PER SHARE OF COMMON STOCK	$0.04	$(0.08)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK	40,835,953	40,041,258
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING DILUTED INCOME (LOSS) PER SHARE OF COMMON STOCK	41,564,007	40,041,258

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands

(UNAUDITED)

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF DECEMBER 31, 2023	40,339	$485	$320,892	$(157,556)	$163,821	$(928)	$162,893
CHANGES DURING THE THREE MONTH PERIOD ENDED MARCH 31, 2024
STOCK-BASED COMPENSATION	180	2	1,280	-	1,282	-	1,282
STOCK-BASED COMPENSATION OF SUBSIDIARY	-	-	-	-	-	12	12
NET INCOME	-	-	-	1,536	1,536	(2)	1,534
BALANCE AS OF MARCH 31, 2024	40,519	$487	$322,172	$(156,020)	$166,639	$(918)	$165,721

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF DECEMBER 31, 2022	39,564	$476	$314,417	$(163,081)	$151,812	$(656)	$151,156
CHANGES DURING THE THREE MONTH PERIOD ENDED MARCH 31, 2023
ISSUANCE OF COMMON STOCK, NET	193	2	2,428	-	2,430	-	2,430
STOCK-BASED COMPENSATION	213	3	120	-	123	-	123
STOCK-BASED COMPENSATION OF SUBSIDIARY	-	-	-	-	-	50	50
NET LOSS	-	-	-	(3,395)	(3,395)	(216)	(3,611)
BALANCE AS OF MARCH 31, 2023	39,970	$481	$316,965	$(166,476)	$150,970	$(822)	$150,148

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(UNAUDITED)

	Three months ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,534	$(3,611)
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Depreciation	56	37
Exchange differences and interest on deposits and held to maturity bonds	(5)	(1,267)
Changes in fair value of investments	(3,748)	(65)
Stock-based compensation	1,294	173
Gain on amounts funded in respect of employee rights upon retirement	(2)	-
Accrued interest on short-term borrowings to maturity	21	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	36	(34)
Accounts payable, accrued expenses and related parties	(666)	(103)
Net changes in operating lease	3	(16)
Deferred revenues	-	(666)
Liability for employee rights upon retirement	1	5
Other liabilities	-	(2)
Total net cash used in operating activities	(1,476)	(5,549)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term deposits	(4,000)	(19,000)
Proceeds from short-term deposits	19,000	4,500
Proceeds from maturity of held to maturity securities	-	1,496
Proceeds from long-term investments	15,000	-
Purchase of property and equipment	(2)	(199)
Total net cash provided by (used in) investing activities	29,998	(13,203)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	-	2,430
Loans repaid	(19,000)	-
Total net cash provided by (used in) financing activities	(19,000)	2,430
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1)	(38)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,521	(16,360)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,055	40,464
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,576	$24,104

(A) SUPPLEMENTARY DISCLOSURE ON CASH FLOWS -
Interest received	$1,341	$308
Interest paid	$(571)	$-

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

On March 18, 2021, the Company entered into a license agreement (the “Oravax License Agreement”) with Oravax Medical Inc. (“Oravax”) and into a stockholders agreement (the “Stockholders Agreement”) with Akers Biosciences Inc., Premas Biotech Pvt. Ltd., Cutter Mill Capital LLC and Run Ridge LLC. According to the Stockholders Agreement, Oravax issued 1,890,000 shares of its capital stock to the Company, representing 63% of the issued and outstanding share capital of Oravax as of the date of issuance. Consequently, Oramed consolidates Oravax in its consolidated financial statements since that time.

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

On January 22, 2024, the Company and its wholly-owned subsidiary, Oramed Ltd., entered into a joint venture agreement (the “JV Agreement”), with Hefei Tianhui Biotech Co., Ltd. (“HTIT Biotech”) and Technowl Limited, a wholly-owned indirect subsidiary of HTIT Biotech (“HTIT Sub” and together with HTIT Biotech, “HTIT”), pursuant to which, subject to the terms and conditions set forth in the JV Agreement, the parties will establish a joint venture (the “JV”), based on the Company’s oral drug delivery technology.

The JV will focus on the development and worldwide commercialization of innovative products based on the Company’s oral insulin and POD™ (Protein Oral Delivery) pipeline and HTIT’s manufacturing capabilities and technologies. The parties intend for the JV to use the protocol the Company is currently working on to initiate a Phase 3 oral insulin trial in the United States.

The Company and HTIT will initially hold equal shares in the JV, with each owning 50% of the equity. The board of directors will initially consist of equal representation from HTIT and the Company. HTIT will contribute to the JV $70,000 in cash, while the Company will contribute $20,000 (comprised of $10,000 in cash and $10,000 in shares of the Company’s common stock that will be subject to certain registration rights) and will transfer intellectual property related to its oral insulin and POD™ technology, as well as other assets in the Company’s pipeline. HTIT will have an option to invest additional funds into the JV up to an aggregate amount of $20,000, thereby increasing its equity holdings and granting the right to increase its board representation. The Company will be entitled to receive a 3% royalty on gross revenues of the JV generated from Company-related assets.

The consummation of the JV Agreement is subject to and contingent upon the parties entering into additional agreements within a three-month period from the signature of the JV Agreement, including an asset transfer agreement for the transfer of the Company’s intellectual property to the JV, a commercial supply agreement for the manufacture and supply of products by HTIT to the JV, as well as other documents and agreements to regulate the relationship of the parties and the JV to be formed pursuant to the JV Agreement. There is no assurance that the parties will complete and sign these additional agreements within the agreed timeline or at all. If such agreements are not signed within the agreed timeframe, then either party may apply a 30-day extension, after which the JV Agreement may be terminated and voided by either party. The 30-day extension was applied by the Company on April 18, 2024 and will last until May 22, 2024. Thereafter, the consummation of the JV transaction is further subject to the satisfaction or waiver of certain other closing conditions within a three-month period following the completion of the aforesaid ancillary agreements. If the closing conditions are not met within the agreed timeframe, then either party may apply a 30-day extension, after which the JV Agreement may be terminated and voided by either party. In addition, completion of the transactions contemplated under the JV Agreement is subject to the satisfaction or waiver of customary and certain other closing conditions.

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

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

a.	Condensed consolidated financial statements preparation

The condensed consolidated financial statements included herein have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and, on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”). These condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair statement of the results of the periods presented. Certain information and disclosures normally included in annual consolidated financial statements have been omitted in this interim period report pursuant to the rules and regulations of the Securities and Exchange Commission. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by U.S. GAAP for annual financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the 2023 Form 10-K. The results for interim periods are not necessarily indicative of a full fiscal year’s results.

b.	Earnings (loss) per common share

Basic net earnings (loss) per common share are computed by dividing the net earnings (loss) attributable to stockholders for the period by the weighted average number of shares of common stock outstanding for each period, including vested restricted stock units (“RSUs”). Outstanding stock options, warrants and RSUs have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for the three month period ended March 31, 2023.

For the diluted earnings per share calculation for the three month period ended March 31, 2024, the weighted average number of shares outstanding during the three month period ended March 31, 2024 is adjusted for the potential dilution that could occur in connection with employee share-based payment, using the treasury stock method.

The weighted average number of stock options, warrants and RSUs that has been excluded from the calculation of the diluted income per share as of March 31, 2024 was 4,846,474 shares.

The weighted average number of stock options, warrants and RSUs excluded from the calculation of diluted net loss was 3,357,911 for the three month period ended March 31, 2023.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

c.	Recently issued accounting pronouncements, not yet adopted

In November 2023, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07 “Segment Reporting: Improvements to Reportable Segment Disclosures.” This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280 “Segment Reporting”. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements related disclosures.

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

d.	Fair value

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

As of March 31, 2024, the fair value of marketable equity securities as presented in note 4 and of the Transferred Warrants included in the Scilex SPA as presented in note 7 were based on a Level 1 measurement. The fair value of the Closing Penny Warrant as presented in note 7 were based on a Level 2 measurement. The fair value of the investment in non-marketable equity securities as presented in note 5, of the Subsequent Penny Warrants as presented in note 7 and of the Note as presented in note 7 were based on a Level 3 measurement.

As of March 31, 2024, the carrying amounts of cash equivalents, short-term deposits, Short-Term Borrowings (as defined herein) and accounts payable approximate their fair values due to the short-term maturities of these instruments.

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

At the time the grants were received, successful development of the related projects was not assured. The total amount received through March 31, 2024 was $2,213 ($2,570 including interest).

As of March 31, 2024, the liability to the IIA was $59.

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

a.	Composition

	March 31, 2024	December 31, 2023
Long-term:
DNA (see b below)	$367	$297
Entera (see c below)	195	70
Transferred Warrants (see note 7)	1,464	1,440
	$2,026	$1,807

b.	DNA

The DNA ordinary shares are traded on the Tel Aviv Stock Exchange. The fair value of those securities is measured at the quoted prices of the securities on the measurement date.

During the three month periods ended March 31, 2024 and March 31, 2023, the Company did not sell any of DNA’s ordinary shares. As of March 31, 2024, the Company owns approximately 1.4% of DNA’s outstanding ordinary shares.

The cost of the securities as of both March 31, 2024 and December 31, 2023 was $595.

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
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 5 - OTHER NON-MARKETABLE EQUITY SECURITIES:

On August 26, 2022, the Company entered into a stock purchase agreement with Diasome Pharmaceuticals, Inc. (“Diasome”), a privately-held company, pursuant to which the Company purchased shares of Series B preferred stock of Diasome for an aggregate purchase price of approximately $2,700. Following the purchase, the Company holds less than 5% of the issued and outstanding stock of Diasome. The stock purchase agreement provides the Company with the option to purchase additional preferred shares of stock on a pro rata basis at similar terms to the terms and conditions of that round contingent upon Diasome achieving certain milestones.

The Company accounts for the investment under the measurement alternative in Accounting Standards Codification (“ASC”) 321 “Investments – Equity Securities,” whereby the equity investment is recorded at cost, less impairment. The carrying amount is subsequently remeasured to its fair value in accordance with the provisions of ASC 820 “Fair Value Measurement” when observable price changes occur as of the date the transaction occurred, or it is impaired. Any adjustments to the carrying amount are recorded in the statements of comprehensive income or loss.

The Company’s non-marketable equity securities are an investment in a company without a readily determinable fair value. During fiscal year 2023, the Company recorded an $824 increase in value due to the closing in June 2023 of a Series C investment round in Diasome. The change was recorded using the transaction price of similar securities issued by Diasome, adjusted for contractual rights and obligations of the securities held by the Company.

NOTE 6 - SHORT-TERM BORROWINGS:

On August 8, 2023, the Company borrowed an aggregate of $99,550 pursuant to loan agreements from Israel Discount Bank Ltd. (the “Short-Term Borrowings”). The Short-Term Borrowings mature on dates ranging from August 11, 2023 to May 24, 2024, bear interest ranging from 6.66% to 7.38%, and are secured by certificates of deposits issued by Israel Discount Bank Ltd. having an aggregate face amount of $99,550. The net proceeds of the Short-Term Borrowings were used to fund the Note (for further details, see note 7). The Short-Term Borrowings are paid in one payment of principal and interest at each respective maturity. As of March 31, 2024, $70,146 was repaid under the Short-Term Borrowings.

The aggregate remaining annual principal payments on debt until maturity is $30,550.

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

Pursuant to the terms of the Note, the Company received the first principal payment of $5,000 on December 21, 2023 and the second principal payment of $15,000 prior to March 21, 2024. On May 2, 2024, the Company received a payment of approximately $9,600 from Scilex in accordance with the mandatory prepayment requirements under the Note.

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

The discount rate of the Note was based on the B- rating Zero curve in addition to a risk premium which takes into account the credit risk of Scilex and ranged between 53.67% to 53.92%.

The fair value of the Transferred Warrants was based on their closing price on the Nasdaq Capital Market.

The fair value of the Penny Warrants was calculated based on the closing price of the Scilex Common Stock on the Nasdaq Capital Market, taking into account several scenarios which assume a partial or full early repayment of the Note, when applicable.

On the Closing Date, the fair value of the Transaction was $101,875. As of March 31, 2024, and following the aforementioned repayments of $20,000, the fair value of the Transaction was $98,741, split between the Note ($77,733, presented under short-term investments at fair value), the Closing Penny Warrant ($7,155), the Subsequent Penny Warrants ($12,389), both presented under long-term investments at fair value and the Transferred Warrants ($1,464) presented under long-term marketable securities. This resulted in a gain of $3,552 during the first quarter of 2024, attributed mainly to the change in fair value of the Warrants. The difference between the Note’s fair value and aggregate unpaid principal balance (which includes interest payable on maturity) is $7,654.

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

3.	On January 4, 2024, the Company granted an aggregate of 950,500 RSUs representing a right to receive shares of the Company’s common stock to the Company’s executive officers and one employee. The RSUs granted to executive officers and one employee will vest in twelve equal quarterly installments starting January 8, 2024. The total fair value of these RSUs on the date of grant was $2,272, using the quoted closing market share price of $2.39 on the Nasdaq Capital Market on the date of grant.

4.	On January 4, 2024, the Company granted an aggregate of 294,000 PSUs representing a right to receive shares of the Company’s common stock to executive officers of the Company. The PSUs shall vest upon the Company’s common stock achieving and maintaining a specified price per share. The total fair value of these PSUs on the date of grant was $691, using the Monte-Carlo model.

5.	On January 30, 2024, the Company granted an aggregate of 3,750 RSUs representing a right to receive shares of the Company’s common stock to one of the Company’s board members. The RSUs granted to the board member will vest in four quarterly installments on each of April 1, 2024, July 1, 2024, October 1, 2024 and January 1, 2025. The total fair value of these RSUs on the date of grant was $11, using the quoted closing market share price of $2.98 on the Nasdaq Capital Market on the date of grant.

6.	On March 18, 2024, the Company entered into an at the market offering agreement (the “ATM Agreement”) with Rodman & Renshaw LLC and StockBlock Securities LLC, as agents, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $75,000, through the sales agents, subject to certain terms and conditions. Any shares sold will be sold pursuant to our effective shelf registration statement on Form S-3 including a prospectus dated July 26, 2021 and prospectus supplement dated March 18, 2024. As of March 31, 2024 and through May 9, 2024, no shares were issued under the ATM Agreement.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 9 - LEASES:

The Company has various operating leases for office space and vehicles that expire through 2027. Below is a summary of the Company’s operating right-of-use assets and operating lease liabilities as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Operating right-of-use assets	$608	$694

Operating lease liabilities, current	254	267
Operating lease liabilities long-term	272	342
Total operating lease liabilities	$526	$609

Lease payments for the Company’s right-of-use assets over the remaining lease periods as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
2024	200	282
2025	217	222
2026	118	120
2027	10	10
Total undiscounted lease payments	545	634
Less: Interest*	(19)	(25)
Present value of lease liabilities	$526	$609

*	Future lease payments were discounted by 3%-5.75% interest rate.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 10 - RELATED PARTY TRANSACTIONS:

On July 1, 2008, the Company’s wholly-owned subsidiary, Oramed Ltd. (the “Subsidiary”), entered into a consulting agreement with KNRY Ltd. (“KNRY”), an Israeli company owned by the Chief Scientific Officer, whereby the Chief Scientific Officer, through KNRY, provides services to the Company (the “Consulting Agreement”). The Consulting Agreement is terminable by either party upon 140 days prior written notice. The Consulting Agreement, as amended, provide that KNRY will be reimbursed for reasonable expenses incurred in connection with the performance of the Consulting Agreement and the monthly consulting fee paid to the Chief Scientific Officer is NIS 117,040 ($32).

Effective November 1, 2022, the Company entered into a consulting agreement with Shnida Ltd., whereby the President and Chief Executive Officer, through Shnida Ltd., provides services as President and Chief Executive Officer of the Company. The agreement is terminable by either party upon 140 days prior written notice. The agreement, as amended, provides that Shnida Ltd. will be reimbursed for reasonable expenses incurred in connection with performance of the agreement and that the President and Chief Executive Officer will receive a monthly consulting fee of NIS 96,825 ($26), plus value added tax. Pursuant to the agreement, Shnida Ltd. and the President and Chief Executive Officer each agree that during the term of the agreement and for a 12-month period thereafter, none of them will compete with the Company nor solicit employees of the Company.

In addition, the Company, through the Subsidiary, has entered into an employment agreement with the President and Chief Executive Officer, effective as of November 1, 2022, as amended, pursuant to which the President and Chief Executive Officer receives gross monthly salary of NIS 51,591 ($14) in consideration for his services as President and Chief Executive Officer of the Subsidiary. In addition, the President and Chief Executive Officer is provided with a cellular phone and a company car pursuant to the terms of his agreement.

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

Pursuant to the terms of the Note, we received the first principal payment of $5 million on December 21, 2023 and the second principal payment of $15 million prior to March 21, 2024. On May 2, 2024, we received a payment of approximately $9.6 million from Scilex in accordance with the mandatory prepayment requirements under the Note.

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

The consummation of the JV Agreement is subject to and contingent upon the parties entering into additional agreements within a three-month period, including an asset transfer agreement for the transfer of Oramed’s intellectual property to the JV, a commercial supply agreement for the manufacture and supply of products by HTIT to the JV, as well as other documents and agreements to regulate the relationship of the parties and the JV to be formed pursuant to the JV Agreement. There is no assurance that the parties will complete and sign these additional agreements within the agreed timeline or at all. If such agreements are not signed within the agreed timeframe, then either party may apply a 30-day extension, after which the JV Agreement may be terminated and voided by either party. The 30-day extension was applied by the Company on April 18, 2024 and will last until May 22, 2024. Thereafter, the consummation of the JV transaction is further subject to the satisfaction or waiver of certain other closing conditions within a three-month period following the completion of the aforesaid ancillary agreements. If the closing conditions are not met within the agreed timeframe, then either party may apply a 30-day extension, after which the JV Agreement may be terminated and voided by either party. In addition, completion of the transactions contemplated under the JV Agreement is subject to the satisfaction or waiver of customary and certain other closing conditions.

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

Raw Materials

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

Impact of Current Events

On October 7, 2023, the State of Israel was attacked by and subsequently declared war on Hamas. Israel has been in an ongoing state of war with Hamas since that time. Following the attack by Hamas, Hezbollah has also launched attacks against Israel and Israel has been responding to these attacks with targeted air strikes. It is possible that other terrorist organizations, including Palestinian military organizations in the West Bank, as well as other hostile countries, such as Iran, will join the hostilities. As of May 9, 2024, we believe that there is no immediate risk to our business operations related to these events. For further information, see “Item 1A. Risk Factors,” under “We are affected by the political, economic and military risks of having operations in Israel” in our Annual Report, as filed with the Securities and Exchange Commission, or the SEC, on March 6, 2024.

Results of Operations

Comparison of three month periods ended March 31, 2024 and March 31, 2023

The following table summarizes certain statements of operations data of the Company for the three month periods ended March 31, 2024 and March 31, 2023 (in thousands of dollars except share and per share data):

	Three months ended
	March 31, 2024	March 31, 2023
Revenues	$-	$666
Cost of revenues	-	-
Research and development expenses	(1,179)	(4,427)
Sales and marketing expenses	-	(184)
General and administrative expenses	(1,783)	(1,263)
Interest expenses	(592)	-
Financial income, net	5,088	1,597
Net income (loss) for the period	$1,534	$(3,611)
Basic income (loss) per share of common stock	$0.04	$(0.08)
Diluted income (loss) per share of common stock	$0.04	$(0.08)
Weighted average shares of common stock outstanding used in computing basic income (loss) per share of common stock	40,835,953	40,041,258
Weighted average shares of common stock outstanding used in computing diluted income (loss) per share of common stock	41,564,007	40,041,258

Revenues

Revenues consist of proceeds related to the Amended and Restated Technology License Agreement, dated December 21, 2015, between the Company and HTIT, or as further amended by the parties on June 3, 2016 and July 24, 2016, the HTIT License Agreement, that are recognized on a cumulative basis when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, through the expected product submission date by HTIT of June 2023, using the input method.

 There were no revenues for the three month period ended March 31, 2024 while revenues were $666,000 for the three month period ended March 31, 2023. The decrease was due to recognition of revenues until the product submission date by HTIT of June 2023.

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

There was no cost of revenues for the three month periods ended March 31, 2024 and March 31, 2023.

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

Research and development expenses for the three month period ended March 31, 2024 decreased by 73% to $1,179,000, compared to $4,427,000 for the three month period ended March 31, 2023. The decrease was mainly due to lower expenses related to the Phase 3 trials that were terminated. Stock-based compensation expenses for the three month period ended March 31, 2024 were $704,000, compared to $17,000 during the three month period ended March 31, 2023. This increase was mainly due equity grants during the period ended March 31, 2024 and to performance equity awards that did not meet their performance conditions during the period ended March 31, 2023.

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

Government grants

In the three month periods ended March 31, 2024 and March 31, 2023, we did not recognize any research and development grants. As of March 31, 2024, we had incurred liabilities to pay royalties to the Israel Innovation Authority of the Israeli Ministry of Economy and Industry of $59,000.

Sales and Marketing Expenses

Sales and marketing expenses include the salaries and related expenses of our commercial functions, consulting expenses and other general expenses.

We did not recognize any sales and marketing expenses for the three month period ended March 31, 2024 compared to expenses of $184,000 for the three month period ended March 31, 2023. This was primarily due to the termination of the employment of an executive officer in fiscal year 2023. We did not recognize any stock-based compensation expenses for the three month period ended March 31, 2024, compared to expenses of $88,000 for the three month period ended March 31, 2023. This was primarily due to the termination of the employment of an executive officer.

General and Administrative Expenses

General and administrative expenses include the salaries and related expenses of our management, consulting expenses, legal and professional fees, travel expenses, business development expenses, insurance expenses and other general expenses.

General and administrative expenses for the three month period ended March 31, 2024 increased by 41% to $1,783,000 compared to $1,263,000 for the three month period ended March 31, 2023. The increase was mainly due to higher stock-based compensation expenses. Stock-based compensation expenses for the three month period ended March 31, 2024 were $590,000, compared to $67,000 for the three month period ended March 31, 2023. This increase was mainly due to equity grants during the period ended March 31, 2024 and to performance equity awards that did not meet their performance conditions during the period ended March 31, 2023.

Interest Expenses

Interest expenses were $592 for the three month period ended March 31, 2024, while there were no interest expenses for the three and three month period ended March 31, 2023. The increase was mainly due to interest on the Short-Term Borrowings.

Financial Income, Net

Net financial income increased by 219% to $5,088,000 for the three month period ended March 31, 2024, compared to $1,597,000 for the three month period ended March 31, 2023. The increase was mainly due to the revaluation of the Transaction and interest from short-term bank deposits.

Basic and Diluted Income and Loss Per Share of Common Stock

Basic and diluted income per share of common stock for the three month period ended March 31, 2024 was $0.04 per share, compared to a basic and diluted loss of $0.08 per share for the three month period ended March 31, 2023. This was primarily due to the changes discussed above that caused us to have income during the three month period ended March 31, 2024, compared to a loss during the three month period ended March 31, 2023.

Weighted Average Shares of Common Stock Outstanding

Weighted average shares of common stock outstanding used in computing basic income (loss) per share of common stock for the three month period ended March 31, 2024 were 40,835,953 compared to 40,041,258 for the three month period ended March 31, 2023. The increase was mainly due to RSUs that vested during the three month period ended March 31, 2024.

Weighted average shares of common stock outstanding used in computing diluted income (loss) per share of common stock for the three month period ended March 31, 2024 were 41,564,007 compared to 40,041,258 for the three month period ended March 31, 2023. The increase was mainly due to RSUs that vested during the three month period ended March 31, 2024.

For the diluted earnings per share calculation, the weighted average number of shares outstanding during the year is adjusted for the average number of shares that are potentially issuable in connection with employee share-based payment, using the treasury stock method.

Liquidity and Capital Resources

From inception through March 31, 2024, we have incurred losses in an aggregate amount of $156,020,000. During that period and through March 31, 2024, we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of $255,384,000, net of transaction costs. During that period, we also received cash consideration of $28,001,000 from the exercise of warrants and options. We expect to seek additional financing through similar sources in the future, as needed. As of March 31, 2024, we had $18,576,000 of available cash and $80,285,000 of short-term bank deposits.

From inception through March 31, 2024, we have not generated significant revenues from our operations. Management continues to evaluate various financing alternatives for funding new strategic activities, future research and development activities and general and administrative expenses through fundraising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of future third party investments. Following the termination of the ORA-D-013-1 and ORA-D-013-2 Phase 3 trials, the Company’s research and development activities have been significantly reduced while it conducts a strategic review process. As a result, the Company is currently incurring lower research and development and sales and marketing expenses.

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

On August 8, 2023, we borrowed an aggregate of $99,550,000 pursuant to loan agreements from Israel Discount Bank Ltd., or the Short-Term Borrowings. The Short-Term Borrowings mature on dates ranging from August 11, 2023 to May 24, 2024, bear interest ranging from 6.66% to 7.38%, are secured by certificates of deposits issued by Israel Discount Bank Ltd. having an aggregate face amount of $99,550,000. The net proceeds of the Short-Term Borrowings were used to fund the Note. The Short-Term Borrowings are paid in one payment of principal and interest at each respective maturity. As of March 31, 2024, approximately $70,146,000 was repaid under the Short-Term Borrowings.

As of March 31, 2024, our total current assets were $177,095,000 and our total current liabilities were $33,556,000. On March 31, 2024, we had a working capital surplus of $143,539,000 and an accumulated loss of $156,020,000. As of December 31, 2023, our total current assets were $162,584,000 and our total current liabilities were $53,214,000. On December 31, 2023, we had a working capital surplus of $109,370,000 and an accumulated loss of $157,556,000. The increase in working capital from December 31, 2023 to March 31, 2024 was mainly due to an increase in cash and cash equivalents and in investments at fair value, together with a decrease in Short-term borrowings partially offset by a decrease in short term deposits.

During the three month period ended March 31, 2024, cash and cash equivalents increased to $18,576,000, from $9,055,000 as of December 31, 2023. The increase was mainly due to the reasons described below.

Operating activities used cash of $1,476,000 in the three month period ended March 31, 2024, compared to $5,549,000 used in the three month period ended March 31, 2023. Cash used in operating activities primarily consisted of research and development, sales and marketing and general and administrative expenses and changes in stock-based compensation expenses, interest on deposits, interest paid on the Short-Term Borrowings, accounts payable and accrued expenses.

Investing activities provided cash of $29,998,000 in the three month period ended March 31, 2024, compared to cash used in investing activities of $13,203,000 in the three month period ended March 31, 2023. Cash provided by investing activities in the three month period ended March 31, 2024 consisted primarily of proceeds from short term investing activities and a principal repayment of the Note partially offset by the purchase of short-term deposits.

Financing activities used cash of $19,000,000 in the three month period ended March 31, 2024, compared to $2,430,000 provided in the three month period ended March 31, 2023. Cash used by financing activities in the three month period ended March 31, 2024, consisted primarily of partial repayment of the Short-Term Borrowings. Cash provided by financing activities in the three month period ended March 31, 2023, consisted primarily of proceeds from the issuance of our common stock.

On March 18, 2024, the Company entered into an at the market offering agreement, or the ATM Agreement, with Rodman & Renshaw LLC and StockBlock Securities LLC, as agents, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $75,000,000 through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to our effective shelf registration statement on Form S-3 including a prospectus dated July 26, 2021 and prospectus supplement dated March 18, 2024. As of March 31, 2024 and through May 9, 2024, no shares were issued under the ATM Agreement.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the quarter ended March 31, 2024. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6 - EXHIBITS

Number	Exhibit

10.1*	Representative Form of Indemnification Agreements between Oramed Pharmaceuticals Inc. and each of our directors and officers.

10.2	At The Market Offering Agreement, dated March 18, 2024, by and among the Oramed Pharmaceuticals Inc., Rodman & Renshaw LLC and StockBlock Securities LLC (incorporated by reference from our current report on Form 8-K filed March 18, 2024).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Date: May 9, 2024	By:	/s/ Nadav Kidron
Nadav Kidron
President and Chief Executive Officer

Date: May 9, 2024	By:	/s/ David Silberman
David Silberman
Chief Financial Officer
(Principal Financial and Accounting Officer)