Form 10-Q
period 2024-06-30
ORAMED PHARMACEUTICALS INC.
filed 2024-08-14
CIK 1176309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐    No ☒

As of August 13, 2024, there were 40,769,027 shares of the issuer’s common stock, $0.012 par value per share, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Oramed” and the “Company” mean Oramed Pharmaceuticals Inc. and our wholly-owned subsidiaries, unless otherwise indicated. All dollar amounts refer to U.S. Dollars unless otherwise indicated.

On June 30, 2024, the exchange rate between the New Israeli Shekel, or NIS, and the dollar, as quoted by the Bank of Israel, was NIS 3.759 to $1.00. Unless indicated otherwise by the context, statements in this Quarterly Report on Form 10-Q that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

i

Cautionary Statement Regarding Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws and the Israeli securities law. Words such as “expects,” “anticipates,” “intends,” “plans,” “planned expenditures,” “believes,” “seeks,” “estimates,” “considers” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Quarterly Report on Form 10-Q. Additionally, statements concerning future matters are forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements include, among other statements, statements regarding the following:

●	our plan to evaluate potential strategic opportunities;

●	our potential repurchases of shares of our common stock;
●	our ability to recover the proceeds and/or collateral under the Note (as defined herein) and related agreements from Scilex Holding Company, or Scilex;

●	the fluctuating market price and liquidity of the common stock of Scilex underlying the warrants we hold;

●	the possibility that the anticipated benefits of the Scilex Transaction (as defined herein) are not realized when expected or at all, including as a result of the impact of, or problems arising from, the ability of Scilex to repay the Note and the ability of the Company to realize the value of the warrants;

●	the ability of Oramed, Hefei Tianhui Biotech Co., Ltd., or HTIT Biotech, and Technowl Limited to reach agreement and enter into additional agreements within a three-month period of the signing of the JV Agreement (as defined herein), and the ability of the parties to succeed in the goals set out for the joint venture;

●	our exposure to potential litigation;

●	our ability to enhance value for our stockholders;

●	the expected development and potential benefits from our products;

●	the prospects of entering into additional license agreements, or other partnerships or forms of cooperation with other companies or medical institutions;

●	future milestones, conditions and royalties under our license agreements;

●	the potential of the Oravax Medical Inc., or Oravax, vaccine to protect against the coronavirus, or COVID-19;

●	our research and development plans, including preclinical and clinical trials plans and the timing of enrollment, obtaining results and conclusion of trials;

ii

●	our belief that our technology has the potential to deliver medications and vaccines orally that today can only be delivered via injection;

●	the competitive ability of our technology based on product efficacy, safety, patient convenience, reliability, value and patent position;

●	the potential market demand for our products;

●	our ability to obtain patent protection for our intellectual property;

●	our expectation that our research and development expenses will continue to be our major expenditure;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and

●	information with respect to any other plans and strategies for our business.

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

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2024

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	June 30,	December 31,
	2024	2023
Assets

CURRENT ASSETS:
Cash and cash equivalents	$84,753	$9,055
Short-term deposits	1,778	95,279
Investments at fair value	66,206	57,713
Prepaid expenses and other current assets	533	537
Total current assets	153,270	162,584

LONG-TERM ASSETS:
Long-term deposits	2	7
Investments at fair value	23,723	51,035
Marketable securities	2,345	1,807
Other non-marketable equity securities	3,524	3,524
Amounts funded in respect of employee rights upon retirement	28	27
Property and equipment, net	765	873
Operating lease right-of-use assets	566	694
Total long-term assets	30,953	57,967
Total assets	$184,223	$220,551

Liabilities and stockholders’ equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,483	$1,609
Short-term borrowings	-	51,013
Payable to related parties	-	325
Operating lease liabilities	250	267
Total current liabilities	3,733	53,214

LONG-TERM LIABILITIES:
Long-term deferred revenues	4,000	4,000
Employee rights upon retirement	29	28
Provision for uncertain tax position	11	11
Operating lease liabilities	236	342
Other liabilities	60	63
Total long-term liabilities	4,336	4,444

Equity

EQUITY ATTRIBUTABLE TO COMPANY’S STOCKHOLDERS:
Common stock, $0.012 par value (60,000,000 authorized shares; 40,628,924 and 40,338,979 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	488	485
Additional paid-in capital	323,385	320,892
Accumulated deficit	(146,808)	(157,556)
Total stockholders’ equity	177,065	163,821
Non-controlling interests	(911)	(928)
Total equity	176,154	162,893
Total liabilities and equity	$184,223	$220,551

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
REVENUES	$-	1,340	$-	674
RESEARCH AND DEVELOPMENT EXPENSES	(2,621)	(6,248)	(1,442)	(1,821)
SALES AND MARKETING EXPENSES	-	(376)	-	(192)
GENERAL AND ADMINISTRATIVE EXPENSES	(3,476)	(3,715)	(1,693)	(2,452)
OPERATING LOSS	(6,097)	(8,999)	(3,135)	(3,791)

INTEREST EXPENSES	(853)	-	(261)	-
FINANCIAL INCOME, NET	19,322	4,075	14,234	2,478
INCOME (LOSS) BEFORE TAX EXPENSES	$12,372	(4,924)	$10,838	(1,313)
TAX EXPENSES	(1,634)	-	(1,634)	-
NET INCOME (LOSS)	$10,738	(4,924)	$9,204	(1,313)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(10)	(335)	(8)	(119)
NET INCOME (LOSS) ATTRIBUTABLE TO STOCKHOLDERS	10,748	(4,589)	9,212	(1,194)
BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK	$0.26	$(0.11)	$0.22	$(0.03)
DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK	$0.26	$(0.11)	$0.22	$(0.03)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK	40,899,275	40,144,725	40,959,759	40,225,594
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK	41,427,849	40,144,725	41,591,007	40,225,594

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands

(UNAUDITED)

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF DECEMBER 31, 2023	40,339	$485	$320,892	$(157,556)	$163,821	$(928)	$162,893
CHANGES DURING THE SIX MONTH PERIOD ENDED JUNE 30, 2024
STOCK-BASED COMPENSATION	290	3	2,493	-	2,496	-	2,496
STOCK-BASED COMPENSATION OF SUBSIDIARY	-	-	-	-	-	27	27
NET INCOME	-	-	-	10,748	10,748	(10)	10,738
BALANCE AS OF JUNE 30, 2024	40,629	$488	$323,385	$(146,808)	$177,065	$(911)	$176,154

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF DECEMBER 31, 2022	39,564	$476	$314,417	$(163,081)	$151,812	$(656)	$151,156
CHANGES DURING THE SIX MONTH PERIOD ENDED JUNE 30, 2023:
ISSUANCE OF COMMON STOCK, NET	193	2	2,428	-	2,430	-	2,430
STOCK-BASED COMPENSATION	462	6	1,887	-	1,893	-	1,893
STOCK-BASED COMPENSATION OF SUBSIDIARY	-	-	-	-	-	100	100
NET LOSS	-	-	-	(4,589)	(4,589)	(335)	(4,924)
BALANCE AS OF JUNE 30, 2023	40,219	$484	$318,732	$(167,670)	$151,546	$(891)	$150,655

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF MARCH 31, 2024	40,519	$487	$322,172	$(156,020)	$166,639	$(918)	$165,721
CHANGES DURING THE THREE MONTH PERIOD ENDED JUNE 30, 2024:
STOCK-BASED COMPENSATION	110	1	1,213	-	1,214	-	1,214
STOCK-BASED COMPENSATION OF SUBSIDIARY	-	-	-	-	-	15	15
NET INCOME	-	-	-	9,212	9,212	(8)	9,204
BALANCE AS OF JUNE 30, 2024	40,629	$488	$323,385	$(146,808)	$177,065	$(911)	$176,154

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF MARCH 31, 2023	39,970	$481	$316,965	$(166,476)	$150,970	$(822)	$150,148
CHANGES DURING THE THREE MONTH PERIOD ENDED JUNE 30, 2023:
STOCK-BASED COMPENSATION	249	3	1,767	-	1,770	-	1,770
STOCK-BASED COMPENSATION OF SUBSIDIARY	-	-	-	-	-	50	50
NET LOSS	-	-	-	(1,194)	(1,194)	(119)	(1,313)
BALANCE AS OF JUNE 30, 2023	40,219	$484	$318,732	$(167,670)	$151,546	$(891)	$150,655

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(UNAUDITED)

	Six months ended
	June,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,738	$(4,924)
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Depreciation	110	89
Exchange differences and interest on deposits and held to maturity bonds	3,856	(457)
Changes in fair value of investments	(16,719)	(820)
Stock-based compensation	2,523	1 993
Gain on amounts funded in respect of employee rights upon retirement	(1)	(2)
Change in accrued interest on short-term borrowings	(1,463)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4	620
Accounts payable, accrued expenses and related parties	1,549	(3,328)
Net changes in operating lease	5	(25)
Deferred revenues	-	(1,340)
Liability for employee rights upon retirement	1	6
Other liabilities	(3)	5
Total net cash provided by (used in) operating activities	600	(8,183)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term deposits	(4,000)	(89,919)
Proceeds from short-term deposits	93,650	59,500
Proceeds from maturity of held to maturity securities	-	2,725
Proceeds from long-term deposits	5	-
Proceeds from long-term investments	35,000	-
Purchase of property and equipment	(2)	(219)
Total net cash provided by (used in) investing activities	124,653	(27,913)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	-	2,430
Loans repaid	(49,550)	-
Total net cash provided by (used in) financing activities	(49,550)	2,430
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(5)	(31)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	75,698	(33,697)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,055	40,464
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$84,753	$6,767

(A) SUPPLEMENTARY DISCLOSURE ON CASH FLOWS -
Interest received	$6,439	$2,866
Interest paid	$(2,316)	$-
(B) SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES -
Recognition of operating lease right-of-use assets and liabilities	58	-
Derecognition of right-of-use asset	(26)	-
Derecognition of lease liability	23	-

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

On March 18, 2021, Oravax Medical Inc. (“Oravax”) was established by the Company and others. The Company holds a 63% interest in Oravax. Consequently, the Company consolidates Oravax in its consolidated financial statements since that time.

On January 11, 2023, the Company announced that the ORA-D-013-1 Phase 3 trial did not meet its primary and secondary endpoints. As a result, the Company terminated this trial and a parallel Phase 3, ORA-D-013-2 clinical trial. As these results are considered a triggering event, the Company evaluated all of its long lived assets which include fixed assets and operating lease right-of-use assets in the first quarter of 2023 and concluded that no impairment was required. The Company completed an analysis of the data from the ORA-D-013-1 Phase 3 trial and found that subpopulations of patients with pooled specific parameters, such as body mass index (BMI), baseline HbA1c, age, gender and body weight, responded well to oral insulin. These subsets exhibited an over 1% placebo adjusted, statistically significant, reduction in HbA1c. Based on this analysis, the Company is working on a protocol for a new Phase 3 clinical trial, which was submitted to the U.S. Food and Drug Administration (the “FDA”).

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

The JV will focus on the development and worldwide commercialization of innovative products based on the Company’s oral insulin and POD™ (Protein Oral Delivery) pipeline and HTIT’s manufacturing capabilities and technologies. The parties intend for the JV to use the protocol the Company recently submitted to the FDA to initiate a Phase 3 oral insulin trial in the United States.

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

The consummation of the JV Agreement is subject to and contingent upon the parties entering into additional agreements pursuant to the JV Agreement. There is no assurance that the parties will complete and sign these additional agreements.

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

Basic net earnings (loss) per common share are computed by dividing the net earnings (loss) attributable to stockholders for the period by the weighted average number of shares of common stock outstanding for each period, including vested restricted stock units (“RSUs”). Outstanding stock options, warrants and RSUs have been excluded from the calculation of diluted loss per share for the three and six month periods ended June 30, 2023, because all such securities are anti-dilutive for these periods.

For the diluted earnings per share calculation for each of the three and six month periods ended June 30, 2024, the weighted average number of shares outstanding during the three and six month periods ended June 30, 2024 is adjusted for the potential dilution that could occur in connection with employee share-based payment, using the treasury stock method.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

The weighted average number of stock options, warrants and RSUs excluded from the calculation of the diluted net income was 4,206,451 for the six month period ended June 30, 2024.

The weighted average number of stock options, warrants and RSUs excluded from the calculation of the diluted net loss was 3,694,057 for the six month period ended June 30, 2023.

The weighted average number of stock options, warrants and RSUs excluded from the calculation of diluted income was 3,993,552 for the three month period ended June 30, 2024.

The weighted average number of stock options, warrants and RSUs excluded from the calculation of diluted net loss was 4,026,508 for the three month period ended June 30, 2023.

c.	Recently issued accounting pronouncements, not yet adopted

In November 2023, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07 “Segment Reporting: Improvements to Reportable Segment Disclosures.” This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under Accounting Standards Codification 280 “Segment Reporting”. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements related disclosures.

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

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Marketable Securities
DNA (as defined below)	330	-	-	330
Entera (as defined below)	215	-	-	215
Transferred Warrants (see note 4)	1,800	-	-	1,800
Closing Penny Warrant (see note 4)	-	8,685	-	8,685
Subsequent Penny Warrants (see note 4)	-	-	15,038	15,038
The Note (see note 4)	-	-	66,206	66,206
	$2,345	$8,685	$81,244	$92,274

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Marketable Securities
DNA	297	-	-	297
Entera	70	-	-	70
Transferred Warrants (see note 4)	1,440	-	-	1,440
Closing Penny Warrant (see note 4)	-	9,180	-	9,180
Subsequent Penny Warrants (see note 4)	-	-	6,502	6,502
The Note (see note 4)	-	-	93,066	93,066
	$1,807	$9,180	$99,568	$110,555

As of June 30, 2024 and December 31, 2023, the carrying amounts of cash equivalents, short-term deposits, and accounts payable approximate their fair values due to the short-term maturities of these instruments.

The amounts funded in respect of employee rights are stated at cash surrender value which approximates its fair value.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 3 - MARKETABLE SECURITIES:

The Company’s marketable securities include investments in equity securities of DNA GROUP (T.R.) Ltd. (formerly D.N.A Biomedical Solutions Ltd.) (“DNA”), Entera Bio Ltd. (“Entera”), and the Transferred Warrants (as defined herein; for further details, see note 4).

Composition

	June 30, 2024	December 31, 2023
Long-term:
DNA	$330	$297
Entera	215	70
Transferred Warrants (see note 4)	1,800	1,440
	$2,345	$1,807

NOTE 4 - INVESTMENTS, AT FAIR VALUE:

Scilex Transaction

On September 21, 2023, the Company completed a transaction (the “Transaction”) with Scilex in exchange for certain equity securities of Scilex as follows:

a.	A Senior Secured Promissory Note (the “Note”), with a principal amount of $101,875, maturing on March 21, 2025 and bearing and interest of SOFR plus 8.5%, payable in-kind. Scheduled principal payments are due on December 21, 2023, March 21, 2024, June 21, 2024, September 21, 2024, and December 21, 2024, with the balance due on March 21, 2025. As per the Note terms, if the Note is not repaid in full on or prior to March 21, 2024, an exit fee of $3,056 is due. Since the Note was not repaid by that date, the Company is entitled to the above-mentioned exit fee at the maturity date of the Note. As of June 30, 2024, Scilex has repaid $40,000 of the amount due under the Note, according to the terms of the Note.

b.	Warrants to purchase up to 4,500,000 shares of Scilex common stock with an exercise price of $0.01 per share (the “Closing Penny Warrants”) and additional warrants for up to 8,500,000 shares (the “Subsequent Penny Warrants”), which will be vested in accordance with the terms of the Note. As of June 30, 2024, 4,250,000 Subsequent Penny Warrants were vested.

c.	Transferred Warrants (the “Transferred Warrants”) to purchase 4,000,000 shares of Scilex common stock at $11.50 per share, fully exercisable and expiring on November 10, 2027.

As of December 31, 2023, the fair value of the Transaction was $110,188, split between the Note ($93,066), the Closing Penny Warrant ($9,180), the Subsequent Penny Warrants ($6,502) and the Transferred Warrants ($1,440). As of June 30, 2024 the fair value of the Transaction was $91,729, split among the Note ($66,206), Closing Penny Warrant ($8,685), Subsequent Penny Warrants ($15,038), and Transferred Warrants ($1,800). In the six month period ended June 30, 2024, the Company received $35,000 as per the Note terms. As a result, the Company recorded financial income of $16,540 for the six month period ended June 30, 2024.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

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

The fair value of the Penny Warrants was calculated based on the closing price of the Scilex Common Stock on the Nasdaq Capital Market, taking into account several scenarios which assume a partial or full early repayment of the Note, when applicable. The difference between the Note’s fair value and aggregate unpaid principal balance (which includes interest payable on maturity) is $6,071.

Based on anticipated gains from the Transaction, the Company anticipates taxable income for the fiscal year ending December 31, 2024. As a result, the Company expects to fully utilize the tax loss carryforward of Oramed Pharmaceuticals Inc. and to incur associated tax expenses. During the six month period ended June 30, 2024 the Company recognized tax expenses of $1,634. The provision for income taxes in the interim period is determined using an estimated annual effective tax rate (taking into account utilization of carryforward tax losses of Oramed Pharmaceuticals Inc).

NOTE 5 - STOCKHOLDERS’ EQUITY:

Stock based compensation

Below is a table summarizing all of the RSUs grants to employees and Directors made during the six month period ended June 30, 2024.

	No. of RSUs granted	Exercise price	Vesting period	Fair value at grant*	Expiration period (in years)
Employees	1,389,540	0	**	$3,350,535	10
Directors	192,120	0	***	$461,220	10

*	The RSUs fair value is based on the Company’s share price on the Nasdaq Capital Market on the grant dates.

**

Employees:
No. of RSUs granted	Vesting period
950,500	Vesting in 12 equal quarterly installments starting January 8, 2024.
5,000	Vesting in 12 equal quarterly installments starting July 1, 2024.
294,000	Vesting on April 4, 2025.
93,360	Vesting on June 18, 2026.
46,680	Vesting in 4 equal quarterly installments starting September 18, 2026.

***

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 5 - STOCKHOLDERS’ EQUITY (continued):

Directors:
No. of RSUs granted	Vesting period
150,000	Vesting in 3 equal annual installments starting January 1, 2025.
41,360	Vesting in 4 equal quarterly installments starting April 1, 2024.
760	Vesting in 2 equal quarterly installments starting October 1, 2024.

Below is a table summarizing all of the performance-based RSUs (“PSUs”) grants to the Chief Financial Officer made during the six month period ended June 30, 2024.

No. of PSUs granted	Exercise price	Expected vesting period	Fair value at grant	Expiration period (in years)
34,000	0	2.5 years	$73,379	10

On June 20, 2024, the Company granted 34,000 PSUs representing a right to receive shares of the Company’s common stock to the Company’s Chief Financial Officer. The total amount of the PSUs shall vest upon the later of (i) June 18, 2026 and (ii) when the closing price per share of Common Stock of the Company on the Nasdaq Capital Market reaches an average of $4.00 over any 10-trading day period. The total fair value of these PSUs on the date of grant was $73, using the Monte-Carlo model, based on the quoted closing market share price of $2.21 on the Nasdaq Capital Market on the date of grant.

Buyback Program

In June 2024, the Company’s board of directors authorized a stock buyback program pursuant to which the Company may, from time to time, purchase up to $20,000 in maximum value of its common stock. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The stock buyback program does not obligate the Company to purchase any shares and expires in 12 months. The authorization for the stock buyback program may be terminated, increased or decreased by the Company’s board of directors in its discretion at any time. During June 2024, the Company did not use the buyback program. For further details see note 8.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 6 - LEASES:

The Company has various operating leases for office space and vehicles that expire through 2027. Below is a summary of the Company’s operating right-of-use assets and operating lease liabilities as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Operating right-of-use assets	$566	$694

Operating lease liabilities, current	250	267
Operating lease liabilities long-term	236	342
Total operating lease liabilities	$486	$609

a.	During the six month period ended June 30, 2024, the Company terminated a vehicle lease mid-term. The Company derecognized a right-of-use asset of $26 and a lease liability of $23.

b.	During the six month period ended June 30, 2024, the Company leased a vehicle for a period of three years. As a result, the Company recognized a right-of-use asset and a lease liability of $58.

Lease payments for the Company’s right-of-use assets over the remaining lease periods as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
2024	132	282
2025	218	222
2026	137	120
2027	18	10
Total undiscounted lease payments	505	634
Less: Interest*	(19)	(25)
Present value of lease liabilities	$486	$609

*	Future lease payments were discounted by 3%-7% interest rate.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 7 - RELATED PARTY TRANSACTIONS:

On July 1, 2008, the Company’s wholly-owned subsidiary, Oramed Ltd. (the “Subsidiary”), entered into a consulting agreement with KNRY Ltd. (“KNRY”), an Israeli company owned by the Chief Scientific Officer, whereby the Chief Scientific Officer, through KNRY, provides services to the Company (the “Consulting Agreement”). The Consulting Agreement is terminable by either party upon 140 days prior written notice. The Consulting Agreement, as amended, provide that KNRY will be reimbursed for reasonable expenses incurred in connection with the performance of the Consulting Agreement and the monthly consulting fee paid to the Chief Scientific Officer is NIS 117,040 ($31).

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

NOTE 8 - SUBSEQUENT EVENTS:

1.	Since June 30, 2024 and through the issuance date of these interim condensed consolidated financial statements, the Company repurchased 118,522 shares of its common stock under its buyback program for approximately $277 at an average price of $2.34 per share. All purchases were funded with cash on hand.

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

We have developed an oral dosage form intended to withstand the harsh environment of the gastrointestinal tract and effectively deliver active insulin or other proteins. The formulation is not intended to modify the proteins chemically or biologically, and the dosage form is designed to be safe to ingest.

On January 11, 2023, we announced that the Phase 3 oral insulin trial (ORA-D-013-1) did not meet its primary or secondary endpoints. As a result, we terminated this trial and a parallel Phase 3, ORA-D-013-2 clinical trial. In 2023, we completed an analysis of the ORA-D-013-1 Phase 3 trial data and found that subpopulations of patients with pooled specific parameters, such as body mass index (BMI), baseline HbA1c and age, responded well to oral insulin. Based on this analysis, we have submitted a protocol for a new Phase 3 clinical trial to the FDA. We are additionally examining our existing pipeline and have commenced an evaluation process of potential strategic opportunities, with the goal of enhancing value for our stockholders.

Scilex Transaction

On September 21, 2023, we completed a transaction, or the Transaction, with Scilex Holding Company, or Scilex, in exchange for certain equity securities of Scilex as follows:

a.	Senior Secured Promissory Note due 18 months from the date of issuance in the principal amount of $101,875,000, or the Note, maturing on March 21, 2025 and bearing and interest of SOFR plus 8.5%, payable in-kind. Scheduled principal payments are due on December 21, 2023, March 21, 2024, June 21, 2024, September 21, 2024, and December 21, 2024, with the balance due on March 21, 2025. As per the Note terms, if the Note is not repaid in full on or prior to March 21, 2024, an exit fee of $3,056 is due. Since the Note was not repaid by that date, the Company is entitled to the above-mentioned exit fee at the maturity date of the Note. As of June 30, 2024, Scilex has repaid $40,000,000 of the amount due under the Note, according to the terms of the Note.

b.	Warrants to purchase up to 4,500,000 shares of Scilex common stock with an exercise price of $0.01 per share and additional warrants for up to 8,500,000 shares, or the Subsequent Penny Warrants, which will be vested in accordance with the terms of the Note. As of June 30, 2024, 4,250,000 Subsequent Penny Warrants were vested.

c.	Transferred warrants to purchase 4,000,000 shares of Scilex common stock at $11.50 per share, fully exercisable and expiring on November 10, 2027.

Oral Insulin

Type 2 Diabetes: We conducted the ORA-D-013-1 Phase 3 trial on patients with type 2 diabetes, or T2D, with inadequate glycaemic control who were on two or three oral glucose-lowering agents. The primary endpoint of the trial was to evaluate the efficacy of our oral insulin capsule, ORMD-0801, compared to placebo in improving glycaemic control as assessed by HbA1c, with a secondary efficacy endpoint of assessing the change from baseline in fasting plasma glucose at 26 weeks. On January 11, 2023, we announced that the ORA-D-013-1 Phase 3 trial did not meet its primary or secondary endpoints. Following the results of the ORA-D-013-1 Phase 3 trial, we also terminated the ORA-D-013-2 Phase 3 trial, a second Phase 3 trial that included T2D patients with inadequate glycaemic control who were attempting to manage their condition with either diet alone or with diet and metformin. In 2023, we completed an analysis of the data from the ORA-D-013-1 Phase 3 trial and found that subpopulations of patients with pooled specific parameters, such as BMI, baseline HbA1c and age, responded well to oral insulin. These subsets exhibited an over 1% placebo adjusted, statistically significant, reduction in HbA1c. Based on this analysis, we have submitted a protocol for a new Phase 3 clinical trial to the FDA.

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

The JV will focus on the development and worldwide commercialization of innovative products based on Oramed’s oral insulin and POD™ (Protein Oral Delivery) pipeline and HTIT’s manufacturing capabilities and technologies. The parties intend for the JV to use the protocol we recently submitted to the FDA to initiate a Phase 3 oral insulin trial in the United States.

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

The consummation of the JV Agreement is subject to and contingent upon the parties entering into additional agreements pursuant to the JV Agreement. There is no assurance that the parties will complete and sign these additional agreements.

Oral Vaccine

On March 18, 2021, we entered into a license agreement with Oravax, a 63% owned joint venture to commercialize oral vaccines for COVID-19 and other novel coronaviruses based on Premas Biotech Pvt. Ltd.’s proprietary vaccine technology involving a triple antigen virus like particle.

Impact of Current Events

On October 7, 2023, the State of Israel was attacked by and subsequently declared war on Hamas. Israel has been in an ongoing state of war with Hamas since that time. Following the attack by Hamas, Hezbollah has also launched attacks against Israel and Israel has been responding to these attacks with targeted air strikes. It is possible that other terrorist organizations, including Palestinian military organizations in the West Bank, as well as other hostile countries, such as Iran, will join the hostilities. As of August 14, 2024, we believe that there is no immediate risk to our business operations related to these events. For further information, see “Item 1A. Risk Factors,” under “We are affected by the political, economic and military risks of having operations in Israel” in our Annual Report.

Results of Operations

Comparison of six and three month periods ended June 30, 2024 and June 30, 2023

The following table summarizes certain statements of operations data of the Company for the six and three month periods ended June 30, 2024 and June 30, 2023 (in thousands of dollars except share and per share data):

	Six months ended		Three months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues	$-	$1,340	$-	$674
Research and development expenses	(2,621)	(6,248)	(1,442)	(1,821)
Sales and marketing expenses	-	(376)	-	(192)
General and administrative expenses	(3,476)	(3,715)	(1,693)	(2,452)
Interest expenses	(853)		(261)
Financial income, net	19,322	4,075	14,234	2,478
Net income (loss) before tax expenses	$12,372	$(4,924)	$10,838	$(1,313)
Tax expenses	(1,634)	-	(1,634)	-
Net income (loss)	10,738	(4,924)	9,204	(1,313)
Basic earnings (loss) per share of common stock	$0.26	$(0.11)	$0.22	$(0.03)
Diluted earnings (loss) per share of common stock	$0.26	$(0.11)	$0.22	$(0.03)
Weighted average shares of common stock outstanding used in computing basic earnings (loss) per share of common stock	40,899,275	40,144,725	40,959,759	40,225,594
Weighted average shares of common stock outstanding used in computing diluted earnings (loss) per share of common stock	41,427,849	40,144,725	41,591,007	40,225,594

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

 There were no revenues for the six month period ended June 30, 2024 while revenues were $1,340,000 for the six month period ended June 30, 2023. The decrease was due to recognition of revenues until the product submission date by HTIT of June 2023.

There were no revenues for the three month period ended June 30, 2024 while revenues were $674,000 for the three month period ended June 30, 2023. The decrease was due to recognition of revenues until the product submission date by HTIT of June 2023.

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

Research and development expenses for the six month period ended June 30, 2024 decreased by 58% to $2,621,000, compared to $6,248,000 for the six month period ended June 30, 2023. The decrease was mainly due to lower expenses related to the Phase 3 trials that were terminated and was partially offset by higher stock-based compensation expenses.

Research and development expenses for the three month period ended June 30, 2024 decreased by 21% to $1,442,000, compared to $1,821,000 for the three month period ended June 30, 2023. The decrease was mainly due to lower expenses related to the Phase 3 trials that were terminated.

Government grants

In the six month periods ended June 30, 2024 and June 30, 2023, we did not recognize any research and development grants. As of June 30, 2024, we had incurred liabilities to pay royalties to the Israel Innovation Authority of the Israeli Ministry of Economy and Industry of $59,000.

Sales and Marketing Expenses

Sales and marketing expenses include the salaries and related expenses of our commercial functions, consulting expenses and other general expenses.

We did not recognize any sales and marketing expenses for the six month period ended June 30, 2024 compared to expenses of $376,000 for the six period ended June 30, 2023. This was primarily due to the termination of the employment of an executive officer in fiscal year 2023. We did not recognize any stock-based compensation expenses for the six month period ended June 30, 2024, compared to expenses of $223,000 for the six month period ended June 30, 2023. This was primarily due to the termination of the employment of an executive officer.

We did not recognize any sales and marketing expenses for the three month period ended June 30, 2024 compared to $192,000 for the three month period ended June 30, 2023. This was primarily due to the termination of the employment of an executive officer in fiscal year 2023. We did not recognize any stock-based compensation expenses for the three month period ended June 30, 2024, compared to expenses of $136,000 for the three month period ended June 30, 2023. This was primarily due to the termination of the employment of an executive officer.

General and Administrative Expenses

General and administrative expenses include the salaries and related expenses of our management, consulting expenses, legal and professional fees, travel expenses, business development expenses, insurance expenses and other general expenses.

General and administrative expenses for the six month period ended June 30, 2024 decreased by 6% to $3,476,000 compared to $3,715,000 for the six month period ended June 30, 2023.

General and administrative expenses for the three month period ended June 30, 2024 decreased by 31% to $1,693,000 compared to $2,452,000 for the three month period ended June 30, 2023. This decrease was mainly due to decreases in stock-based compensation.

Interest Expenses

Interest expenses were $853,000 for the six month period ended June 30, 2024, while there were no interest expenses for the six month period ended June 30, 2023. The increase was mainly due to interest on the Short-Term Borrowings (as defined below).

Interest expenses were $261,000 for the three month period ended June 30, 2024, while there were no interest expenses for the three month period ended June 30, 2023. The increase was mainly due to interest on the Short-Term Borrowings (as defined below).

Financial Income, Net

Net financial income increased by 474% to $19,322,000 for the six month period ended June 30, 2024, compared to $4,075,000 for the six month period ended June 30, 2023. The increase was mainly due to the revaluation of the investments in Scilex.

Net financial income increased by 574% to $14,234 for the three month period ended June 30, 2024, compared to $2,478,000 for the three month period ended June 30, 2023. The increase was mainly due to the revaluation of the investments in Scilex.

Tax expenses

During the six and three month period ended June 30, 2024, we recognized tax expenses totaling $1,634,000. The tax expenses are primarily attributable to the Transaction. The provision for income taxes in the interim period is determined using an estimated annual effective tax rate (taking into account utilization of carryforward tax losses of Oramed Pharmaceuticals Inc).

During the six month period ended June 30, 2023, we did not recognize any tax expenses.

Liquidity and Capital Resources

From inception through June 30, 2024, we have incurred losses in an aggregate amount of $146,808,000. During that period and through June 30, 2024, we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of $255,384,000, net of transaction costs. During that period, we also received cash consideration of $28,001,000 from the exercise of warrants and options. We expect to seek additional financing through similar sources in the future, as needed. As of June 30, 2024, we had $84,753,000 of available cash and $1,778,000 of short-term bank deposits.

From inception through June 30, 2024, we have not generated significant revenues from our operations. Following the termination of the ORA-D-013-1 and ORA-D-013-2 Phase 3 trials, the Company’s research and development activities have been significantly reduced while it conducts a strategic review process. As a result, the Company is currently incurring lower research and development and sales and marketing expenses.

Based on our current cash resources and commitments, we believe we will be able to maintain our current planned activities and the corresponding level of expenditures for at least the next 12 months.

On August 8, 2023, we borrowed an aggregate of $99,550,000 pursuant to loan agreements from Israel Discount Bank Ltd., or the Short-Term Borrowings. The Short-Term Borrowings mature on dates ranging from August 11, 2023 to May 24, 2024, bear interest ranging from 6.66% to 7.38%, are secured by certificates of deposits issued by Israel Discount Bank Ltd. having an aggregate face amount of $99,550,000. The net proceeds of the Short-Term Borrowings were used to fund the Note. The Short-Term Borrowings are paid in one payment of principal and interest at each respective maturity. As of June 30, 2024, we repaid the entire Short-Term Borrowings amount.

As of June 30, 2024, our total current assets were $153,270,000 and our total current liabilities were $3,733,000. On June 30, 2024, we had a working capital surplus of $149,537,000 and an accumulated loss of $146,808,000. As of December 31, 2023, our total current assets were $162,584,000 and our total current liabilities were $53,214,000. On December 31, 2023, we had a working capital surplus of $109,370,000 and an accumulated loss of $157,556,000. The increase in working capital from December 31, 2023 to June 30, 2024 was mainly due to an increase in cash and cash equivalents and in investments at fair value, together with a decrease in Short-term borrowings partially offset by a decrease in short-term deposits.

During the six month period ended June 30, 2024, cash and cash equivalents increased to $84,753,000, from $9,055,000 as of December 31, 2023. The increase was mainly due to the reasons described below.

Operating activities provided cash of $600,000 in the six month period ended June 30, 2024, compared to $8,183,000 used in the six month period ended June 30, 2023. Cash provided in operating activities primarily consisted of interest received from short-term deposits and an increase in accounts payable, accrued expenses and related parties, offset by research and development, general and administrative expenses.

Investing activities provided cash of $124,653,000 in the six month period ended June 30, 2024, compared to used cash of $27,913,000 in the six month period ended June 30, 2023. Cash provided by investing activities in the six month period ended June 30, 2024 consisted primarily of proceeds from short-term deposits and proceeds from long-term investments. Cash used by investing activities in the six month period ended June 30, 2023 consisted primarily of the purchase of short-term deposits, partially offset by proceeds from short term investing activities.

Financing activities used cash of $49,550,000 in the six month period ended June 30, 2024, compared to cash of $2,430,000 provided in the six month period ended June 30, 2023. Cash used by financing activities in the six month period ended June 30, 2024, consisted primarily of repayments of the Short-Term Borrowings. Cash provided by financing activities in the six month period ended June 30, 2023, consisted primarily of proceeds from the issuance of our common stock.

On March 18, 2024, the Company entered into an at the market offering agreement, or the ATM Agreement, with Rodman & Renshaw LLC and StockBlock Securities LLC, as agents, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $75,000,000 through a sales agent, subject to certain terms and conditions. The ATM is not currently active since we do not have an effective shelf registration statement covering the shares of common stock issuable thereunder. As of June 30, 2024 and through August 14, 2024, no shares were issued under the ATM Agreement.

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

PART II – OTHER INFORMATION

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2024, the Company’s board of directors authorized a stock buyback program pursuant to which the Company may, from time to time, purchase up to $20 million in maximum value of its common stock. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The stock buyback program does not obligate the Company to purchase any shares and expires in 12 months. The authorization for the stock buyback program may be terminated, increased or decreased by the Company’s board of directors in its discretion at any time.

During June 2024, the Company did not use the buyback program.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the quarter ended June 30, 2024. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6 - EXHIBITS

Number	Exhibit

10.1*	Representative Form of Indemnification Agreements between Oramed Pharmaceuticals Inc. and each of our directors and officers.

10.2*	Employment Agreement, dated June 6, 2024, between Oramed Ltd. and Avraham Gabay.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Date: August 14, 2024	By:	/s/ Nadav Kidron
Nadav Kidron
President and Chief Executive Officer

Date: August 14, 2024	By:	/s/ Avraham Gabay
Avraham Gabay
Chief Financial Officer
(Principal Financial and Accounting Officer)