Form 10-K
period 2024-12-31
ORAMED PHARMACEUTICALS INC.
filed 2025-03-27
CIK 1176309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

Yes ☐      No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $131,190,607 based on a price of $3.58, being the last price at which the shares of the registrant’s common stock were sold on the Nasdaq Capital Market prior to the end of the most recently completed second fiscal quarter.

As of March 27, 2025, the registrant had 40,850,455 shares of common stock issued and outstanding.

i

INTRODUCTION AND USE OF CERTAIN TERMS

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company,” and “Oramed” mean Oramed Pharmaceuticals Inc. and our wholly-owned subsidiaries, unless otherwise indicated. All dollar amounts refer to U.S. dollars unless otherwise indicated.

On December 31, 2024, the exchange rate between the New Israeli Shekel, or NIS, and the dollar, as quoted by the Bank of Israel, was NIS 3.647 to $1.00. Unless indicated otherwise by the context, statements in this Annual Report on Form 10-K that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws and the Israeli securities law. Words such as “expects,” “anticipates,” “intends,” “plans,” “planned expenditures,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report on Form 10-K and include, among other statements, statements regarding the following:

●	our plan to evaluate potential strategic opportunities;

●	our potential repurchases of shares of our common stock;

●	the possibility that the anticipated benefits of the 2023 Scilex Transaction and 2024 Refinancing (as defined below) are not realized when expected or at all, including as a result of the impact of, or problems arising from, the ability of Scilex Holding Company, or Scilex, to repay the Notes and the ability of the Company to realize the value of the warrants;

●	our Profit Sharing Loan Agreement expose us to potential market, liquidity, and execution risks;

●	the JV Agreement (as defined herein) includes potential delays and, indemnification liabilities, and the impact of the Spin Off (as defined below) could affect our financial position, operations, and ability to realize anticipated benefits from the joint venture, or OraTech and Spin Off;

●	our exposure to potential litigation;

●	our ability to enhance value for our stockholders;

●	the expected development and potential benefits from our products;

●	the prospects of entering into additional license agreements, or other partnerships or forms of cooperation with other companies or medical institutions;

●	future milestones, conditions and royalties under our license agreements;

●	the potential of the Oravax Medical Inc., or Oravax, vaccine to protect against the coronavirus, or COVID-19, pandemic;

ii

●	our research and development plans, including preclinical and clinical trials plans and the timing of enrollment, obtaining results and conclusion of trials;

●	our belief that our technology has the potential to deliver medications and vaccines orally that today can only be delivered via injection;

●	the competitive ability of our technology based on product efficacy, safety, patient convenience, reliability, value and patent position;

●	the potential market demand for our products;

●	our ability to obtain patent protection for our intellectual property;

●	our expectation that our research and development expenses will continue to be our major expenditure;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and

●	information with respect to any other plans and strategies for our business.

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

On January 11, 2023, we announced that the Phase 3 oral insulin trial (ORA-D-013-1) did not meet its primary or secondary endpoints. As a result, we terminated this trial and a parallel Phase 3, ORA-D-013-2 clinical trial. In 2023, we completed an analysis of the ORA-D-013-1 Phase 3 trial data and found that subpopulations of patients with pooled specific parameters, such as body mass index, or BMI, baseline HbA1c and age, responded well to oral insulin. Based on this analysis, on September 12, 2024 we submitted a protocol for a revised Phase 3 (ORA-D-013-3) clinical trial to the U.S. Food and Drug Administration, or the FDA. We intend to initiate study during 2025. We are additionally examining our existing pipeline and have commenced an evaluation process of potential strategic opportunities, with the goal of enhancing value for our stockholders.

On January 22, 2024, we along with our wholly-owned subsidiary Oramed Ltd., entered into a joint venture agreement, or Initial JV Agreement, with Hefei Tianhui Biotech Co., Ltd. or HTIT, and its subsidiary Technowl Limited or HTIT Sub. OraTech will focus on developing and commercializing products based on our oral insulin and POD™ technology, utilizing HTIT’s manufacturing capabilities.

On February 7, 2025, we and HTIT entered into a Joint Venture Agreement, or the JV Agreement, amending the Initial JV Agreement signed on January 22, 2024. To execute the JV Agreement, we formed OraTech Pharmaceuticals, Inc., or OraTech, which will serve as the joint venture entity. We currently hold 100% of OraTech shares. OraTech was formed to advance the development and commercialization of oral insulin, combining our proprietary technology and funding with HTIT’s manufacturing capabilities. Through this partnership, OraTech will have the technology, resources, and production capacity to bring oral insulin to market. The agreement also outlines the spin-off of OraTech, or the Spin Off, requiring regulatory filings and the distribution of the majority of OraTech’s shares held by us to our shareholders. Both we and HTIT agreed to a 120-day lock-up period post-listing, restricting share sales.

The Initial Closing, set for April 30, 2025, or the Initial Closing, includes an investment of $40,000,000 by HTIT and $7,500,000 by us into OraTech . Additionally, we will transfer all our intellectual property rights to OraTech. The second closing, contingent on the listing of OraTech’s shares on Nasdaq, involves a $20,000,000 investment by HTIT and an additional $7,500,000 investment by us, or the Second Closing. It is expected to close by May 31, 2025, but no later than September 1, 2025. Upon completion of the Initial Closing and the Second Closing, both HTIT and we will receive OraTech shares, resulting in ownership of 50% for each of HTIT and us, excluding the impact of the contemplated distribution of OraTech shares to our shareholders.

As part of the JV Agreement, HTIT will receive $20,000,000 at the Initial Closing and $10,000,000 at the Second Closing under a supply agreement with OraTech.

2023 Scilex Transaction and 2024 Refinancing

2023 Scilex Transaction

On September 21, 2023, we entered into and consummated transactions, or, collectively, the 2023 Scilex Transaction, with Scilex, pursuant to which Scilex issued to us:

a.	A senior secured promissory note, or the Tranche A Note, with a principal amount of $101,875,000, maturing on March 21, 2025 and bearing interest of SOFR plus 8.5%, payable in-kind. Scheduled principal payments are due on December 21, 2023, March 21, 2024, June 21, 2024, September 21, 2024, and December 21, 2024, with the balance due on March 21, 2025. In January 2025, we extended Tranche A Note maturity from March 21, 2025 to December 31, 2025. As per the Tranche A Note terms, if the Tranche A Note is not repaid in full on or prior to March 21, 2024, an exit fee of approximately $3,056,000 was. Since the Tranche A Note was not repaid by March 21, 2024, we are entitled to the above-mentioned exit fee at the maturity date of the Tranche A Note. As of March 27, 2025, Scilex has repaid $69,200,000 of the amount due under the Tranche A Note and refinanced $25,000,000 as part of the 2024 Refinancing (as defined below).

b.

Warrants to purchase up to 4,500,000 shares of Scilex common stock with an exercise price of $0.01 per share, or the Closing Penny Warrants, and four additional warrants, or the Subsequent Penny Warrants, each for 2,125,000 shares of Scilex common stock with an exercise price of $0.01 per share. The Closing Penny Warrants vested on September 21, 2023, and each of the Subsequent Penny Warrants vested on each of March 19, 2024, June 17, 2024, September 15, 2024 and December 14, 2024. The Closing Penny Warrants and the Subsequent Penny Warrants shall become exercisable on the earliest of (i) March 14, 2025 and (ii) the date on which the Tranche A Note has been repaid in full. As of March 27, 2025, the Closing Penny Warrants and the Subsequent Penny Warrants are fully vested.

On October 30, 2024, we exercised 4,500,000 Closing Penny Warrants and 2,000,000 Subsequent Penny Warrants that were exercisable at such time. As a result, we hold 6,500,000 shares of common stock of Scilex.

c.	Transferred warrants, or the Transferred Warrants, to purchase 4,000,000 shares of Scilex common stock with an exercise price of $11.50 per share, fully exercisable and expiring on November 10, 2027. On September 20, 2024, we sold the Transferred Warrants for consideration of $300,000 (see below). As a result, as of March 27, 2025 we do not hold any Transferred Warrants.

On September 20, 2024, we and Scilex entered into an extension agreement, or the Extension Agreement, to extend the due date of the September 21, 2024 payment under the Tranche A Note. Pursuant to the Extension Agreement, Scilex paid us $2,000,000 on September 23, 2024, which payment is to be applied as follows: (i) $1,700,000 to the payment due under the Tranche A Note on March 21, 2025 and (ii) $300,000 to purchase the Transferred Warrants as mentioned above.

2024 Refinancing

On October 7, 2024, we and certain institutional investors, or the Note B Holders, entered into certain agreements with Scilex, pursuant to which the Note B Holders purchased in a registered offering, or the 2024 Refinancing, (i) a new tranche B of senior secured convertible notes of Scilex in the aggregate principal amount of $50,000,000, or the Tranche B Notes, which Tranche B Notes are convertible into shares of Scilex common stock and (ii) warrants, or the Tranche B Warrants, to purchase up to 7,500,000 shares of Scilex common stock, or Tranche B Warrants. We purchased 50% of Tranche B Note and Tranche B Warrants and therefore hold an aggregate principal amount of $25,000,000 under the Tranche B Note and 3,750,000 Tranche B Warrants.

Scilex received from us, in consideration for our part in Tranche B Notes and the Tranche B Warrants issued to us, an exchange and reduction of the principal outstanding balance under the Tranche A Note of $22,500,000.

Royalty Purchase Agreement

In addition, on October 8, 2024, we and certain institutional investors, or the RPA Purchasers, entered into a Purchase and Sale Agreement or the RPA with Scilex and Scilex Pharmaceuticals Inc., or Scilex Pharma. Pursuant to the RPA, the RPA Purchasers acquired the right to receive, in the aggregate, 8% of net sales worldwide for 10 years of certain purchase receivables, or the Purchased Receivables with respect to ZTlido (lidocaine topical system) 1.8%, SP-103 (lidocaine topical system) 5.4%, and any related, improved, successor, replacement or varying dosage forms of the foregoing. We acquired the right to receive 50% of the Purchased Receivables, as more fully described in the RPA and therefore hold the right to receive 4% royalties.

In consideration for our interest in the Purchased Receivables, we exchanged and reduced $2,500,000 of the principal balance under the Tranche A Note.

Following the refinancing as described above, on October 8, 2024, Scilex used $12,500,000 of the net proceeds from the proceeds of the Tranche B Note for the repayment of the outstanding balance under the Tranche A Note.

ZTLido Rest of the World Binding Agreement

In addition, on October 8, 2024, we and certain other institutional investors and Scilex entered into a binding term sheet, or the ROW License Term Sheet, regarding a license and development agreement, or the Lido License Agreement, with respect to services, compositions, products, dosages and formulations comprising lidocaine, including without limitation, the product and any future product defined as a “Product” under Scilex Pharma’s existing (i) Product Development Agreement, dated as of May 11, 2011, with Oishi Koseido Co., Ltd., or Oishi, and Itochu Chemical Frontier Corporation, or Itochu, as amended, and (ii) the associated Commercial Supply Agreement, dated February 16, 2017, between Scilex, Oishi and Itochu, as amended.

Subject to determination of a final structure for the transactions contemplated by the ROW License Term Sheet, we anticipate that we and such institutional investors will hold the Lido License Agreement through a joint venture, RoyaltyVest, Inc., or RoyaltyVest.

In consideration for the rights to be provided under the proposed Lido License Agreement, as more fully described in the ROW License Term Sheet, (a) RoyaltyVest will invest (whether through cash consideration or in-kind payment through the provision of services) $200,000 per year toward expanding the Product, (b) Scilex will grant RoyaltyVest a worldwide, exclusive right, license and interest to all products rights for the development, out-licensing, commercialization of any Product outside of the United States and other territories, other than certain excluded designated territories , or the ROW Territory, and (c) each of RoyaltyVest and Scilex will receive 50% percent of the net revenue (less expenses) generated from any Product in the ROW Territory. The term sheet is subject to entering into a definitive agreement (signed on February 22, 2025, see below) and subject to the consent of Oishi and Itochu to the Lido License Agreement.

Tranche B Note Consent

On January 2, 2025, we and other Tranche B noteholders entered into deferral and consent agreements with Scilex or the Tranche B Consent, deferring Scilex’s first amortization payment under the Tranche B Note to October 8, 2026. In consideration, we received approximately $877,000 and 2,500,000 shares of Scilex common stock.

In addition, as part of the Tranche B Consent and contingent upon certain conditions that were met:

1.	Scilex and the Tranche B Noteholders agreed to a 10-year, assignable 4% royalty on global net sales of Gloperba and Elyxyb in certain territories outside of the United States , or RoW, of which, we are entitled to 2% royalties. Gloperba, an oral liquid colchicine formulation for gout, and Elyxyb, an oral solution for acute migraine treatment, represent key assets in Scilex’s portfolio. The definitive agreement was signed on February 28, 2025.

2.	The Tranche B Noteholders have the option to fund up to 50% of the cash purchase price for RoW product rights to Gloperba and Elyxyb (excluding Elyxyb in Canada) and will receive proportional revenues from commercialization and licensing.

Tranche A Note Maturity Date Extension Amendment

On January 21, 2025, we entered into an amendment to the Tranche A Note, or the Tranche A Extension Amendment, extending the maturity date from March 21, 2025, to December 31, 2025 or the Extended Maturity Date. Interest will continue to accrue and be payable on the Extended Maturity Date. In consideration of the extension, we received 3,250,000 shares of Scilex common stock.

Lidocaine License Agreement

As part of the ROW License Term Sheet, on February 22, 2025, we, through its 50% ownership in RoyaltyVest, entered into a license agreement with Scilex. Under this agreement, RoyaltyVest acquired exclusive rights to develop, manufacture, and commercialize lidocaine-based products, including ZTlido (lidocaine topical system 1.8%) and SP-103, in the ROW Territory. As part of the arrangement, RoyaltyVest and Scilex will each receive 50% of the net profits from the commercialization of these products. Given our 50% ownership in RoyaltyVest, we effectively holds a 25% in the profits generated under this agreement.

BioXcel

In order to diversify our investments as a part of our use of cash strategy, on March 4, 2025, we participated in a registered direct offering by BioXcel Therapeutics, Inc. (Nasdaq: BTAI), or BioXcel, acquiring 2,000,000 shares of BioXcel’s common stock and accompanying warrants to purchase up to an additional 2,000,000 shares. The shares and warrants were purchased at a combined offering price of $3.50 per share and warrant, representing 50% of the total 4,000,000 shares issued in the offering. The warrants have an exercise price of $4.20 per share, are immediately exercisable, and will expire five years from the date of issuance.

BioXcel is a biopharmaceutical company leveraging artificial intelligence to develop innovative medicines in neuroscience and immuno-oncology. Its lead programs focus on treatments for agitation in neuropsychiatric disorders and other central nervous system conditions.

As of March 27, 2025, we have sold 869,992 shares and continues to hold 1,130,008 shares of BioXcel common stock.

Real Estate Transactions

Additionally, as a part of our cash management strategy, we have engaged in certain real estate transactions.

In January 2025, we entered into an agreement to acquire a parcel of land in Mevaseret Zion, Israel for a total purchase price of NIS 5,800,000 (approximately $1,586,000). The transaction is structured in installments, and as of March 27, 2025, we have paid approximately $1,210,000 toward the acquisition price. Under the agreement, the developer is responsible for executing all development-related activities, and we and the developer will share the profits upon the future sale of the property.

On March 24, 2025, we entered into a loan agreement to finance a purchase of a real estate asset in Jerusalem, Israel in the amount of $22,650,000. The loan has a one-year maturity and is secured by a first-ranking mortgage on a property valued at approximately $800,000,000, providing significant collateral coverage. The loan bears an annual interest rate of 12%.

Research and Development

Oral Insulin

Type 2 Diabetes: We conducted the ORA-D-013-1 Phase 3 trial on patients with type 2 diabetes, or T2D, with inadequate glycaemic control who were on two or three oral glucose-lowering agents. The primary endpoint of the trial was to evaluate the efficacy of our oral insulin capsule, ORMD-0801, compared to placebo in improving glycaemic control as assessed by HbA1c, with a secondary efficacy endpoint of assessing the change from baseline in fasting plasma glucose at 26 weeks. On January 11, 2023, we announced that the ORA-D-013-1 Phase 3 trial did not meet its primary or secondary endpoints. Following the results of the ORA-D-013-1 Phase 3 trial, we also terminated the ORA-D-013-2 Phase 3 trial, a second Phase 3 trial that included T2D patients with inadequate glycaemic control who were attempting to manage their condition with either diet alone or with diet and metformin. In 2023, we completed an analysis of the data from the ORA-D-013-1 Phase 3 trial and found that subpopulations of patients with pooled specific parameters, such as BMI, baseline HbA1c and age, responded well to oral insulin. These subsets exhibited an over 1% placebo adjusted, statistically significant, reduction in HbA1c. Based on this analysis, on September 12, 2024 we submitted a protocol for a revised Phase 3 (ORA-D-013-3) clinical trial to the FDA. We intend to initiate this study during 2025. We are additionally examining our existing pipeline and have commenced an evaluation process of potential strategic opportunities, with the goal of enhancing value for our stockholders.

Joint Venture Agreement: As mentioned above, on February 7, 2025, we entered into JV Agreement with HTIT. The collaboration combines our POD technology with HTIT’s manufacturing capabilities, creating a synergy. This integration of technology and manufacturing expertise will enable us to ensure consistent, high-quality production at scale, setting new standards for oral protein delivery.

OraTech is backed by a substantial capital and operational commitment. These resources support the initiation of a Phase 3 clinical trial in the U.S. As mentioned above, by leveraging insights from prior clinical studies, we have strategically designed this refined Phase 3 trial to focus on key patient subpopulations that we believe have the highest potential to demonstrate efficacy.

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

Impact of Current Events

On October 7, 2023, the State of Israel was attacked by Hamas, a group designated as a terrorist organization by the United States, and the State of Israel subsequently declared war on Hamas. Since that time, Israel has been engaged in a multi-front armed conflict with combatants located in Gaza, the West Bank, Syria, Iran, Lebanon and Yemen. The situation in the region remains volatile and the possibility of renewed conflicts persist. As of March 27, 2025, we believe that there is no immediate risk to our business operations related to these events. For further information, see “Item 1A. Risk Factors,” under “We are affected by the political, economic and military risks of having operations in Israel.”

Real Estate Investments

On November 7, 2024, our Board of Directors, or the Board, approved investments of up to $10,000,000 in real estate assets. This decision aligns with our strategic approach to capital allocation, leveraging opportunities in the current real estate market where we have identified attractive investment prospects. With interest rates expected to decline and valuations presenting favorable entry points, the Board believes these investments could provide long-term value appreciation and potential income streams, further strengthening our financial position. As we continues to evaluate our business strategy, including potential structural changes, these investments are intended to enhance financial flexibility and maximize shareholder value. On February 13, 2025, the Board approved increasing the real estate investments to up to $30,000,000.

Diabetes Market Overview

Diabetes is a disease in which the body does not produce or properly use insulin. Insulin is a hormone that causes sugar to be absorbed into cells, where the sugar is converted into energy needed for daily life. The cause of diabetes is attributed both to genetics (type 1 diabetes, or T1D) and, most often, to environmental factors such as obesity and lack of exercise (T2D). According to the International Diabetes Federation, or IDF, approximately 537 million adults (20-79 years) worldwide suffered from diabetes in 2021 and the IDF projects this number will increase to 783 million by 2045. According to the American Diabetes Association, or ADA, in 2023, the United States there were approximately 37 million people with diabetes. Diabetes is a leading cause of blindness, kidney failure, heart attack, stroke and amputation.

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

We hold 140 patents, eight of which were issued during the year ended December 31, 2024, including patents issued by the United States, Swiss, German, French, U.K., Italian, Netherlands, Swedish, Spanish, Australian, Israeli, Japanese, New Zealand, South African, Russian, Canadian, Hong Kong, Chinese, European and Indian patent offices that cover a part of our technology, which allows for the oral delivery of proteins; patents issued by the Australian, Canadian, European, Austrian, Belgian, French, German, Irish, Italian, Luxembourg, Monaco, Netherlands, Norwegian, Spanish, Swedish, Swiss, U.K., Israeli, New Zealand, South African, Russian, Brazilian and Japanese patent offices that cover part of our technology for the oral delivery of exenatide; and patents issued by the European, Austrian, Belgian, Denmark, French, German, Irish, Italian, Luxembourg, Monaco, Netherlands, Norway, Spanish, Swedish, Swiss, U.K. and Japanese patent offices for treating diabetes.

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

As part of this agreement, Oramed Ltd. entered into a patent transfer agreement, or the Patent Transfer Agreement, according to which Oramed Ltd. assigned to Entera all of its rights to a patent application related to the oral administration of proteins that it has licensed to Entera since August 2010, in return for royalties of 3% of Entera’s net revenues and a license back of that patent application for use in respect of diabetes and influenza. As of December 31, 2024, Entera had not paid any royalties to Oramed Ltd. During the years ended December 31, 2024 and 2023, we did not sell any of DNA’s ordinary shares. As of December 31, 2024, we held approximately 1.4% of DNA’s outstanding ordinary shares and approximately 0.3% of Entera’s outstanding ordinary shares.

HTIT

On November 30, 2015, we entered into a Technology License Agreement, or TLA, with HTIT and on December 21, 2015, these parties entered into an Amended and Restated Technology License Agreement that was further amended by the parties on June 3, 2016 and July 24, 2016, or the HTIT License Agreement. According to the HTIT License Agreement, we granted HTIT an exclusive commercialization license in the territory of the People’s Republic of China, Macau and Hong Kong, related to our oral insulin capsule, ORMD-0801, or the Product. Pursuant to the HTIT License Agreement, HTIT will conduct, at its own expense, certain pre-commercialization and regulatory activities with respect to our technology and ORMD-0801 capsule, and will pay (i) royalties of 10% on net sales of the related commercialized products to be sold by HTIT in the territory, or Royalties, and (ii) an aggregate of $37,500,000, of which $3,000,000 was payable immediately, $8,000,000 will be paid subject to our entry into certain agreements with certain third parties, and $26,500,000 will be payable upon achievement of certain milestones and conditions. In the event that we will not meet certain conditions, the Royalties rate may be reduced to a minimum of 8%. Following the final expiration of our patents covering the technology in the territory in 2033, the Royalties rate may be reduced, under certain circumstances, to 5%. The royalty payment obligation shall apply during the period of time beginning upon the first commercial sale of the Product in the territory, and ending upon the later of (i) the expiration of the last-to-expire licensed patents in the territory; and (ii) 15 years after the first commercial sale of the Product in the territory. The HTIT License Agreement shall remain in effect until the expiration of the royalty term. The HTIT License Agreement contains customary termination provisions. Through December 31, 2024, we received aggregate milestone payments of $20,500,000 out of the aggregate amount of $37,500,000.

On August 21, 2020, we received a letter from HTIT, disputing certain pending payment obligations of HTIT under the TLA.

Pursuant to the terms of the JV Agreement, each of us, HTIT and HTIT Sub, irrevocably released and waived (i) any claims and demands against each other party in connection with the TLA; and (ii) all rights, obligations and liabilities set out and arising with respect to the performance of the TLA.

HTIT has submitted a Marketing Authorization Application to China’s regulators for the oral insulin capsule in China. Since the TLA was novated to OraTech, OraTech is expected to receive royalties from any future sales in China

Oravax License

On March 18, 2021, we entered into a license agreement, or the Oravax License Agreement, with Oravax, a 63% owned joint venture to commercialize oral vaccines for COVID-19 and other novel coronaviruses based on Premas Biotech Pvt. Ltd.’s proprietary vaccine technology involving a triple antigen virus like particle, or the Oravax product.

In consideration for the grant of the license under the Oravax License Agreement, we will receive (i) royalties equal to 7.5% on net sales, as defined in the Oravax License Agreement, of each product commercialized by Oravax, its affiliates and permitted sublicensees related to the license during the term specified in the Oravax License Agreement, (ii) sublicensing fees equal to 15% of any non-sales-based consideration received by Oravax from a permitted sublicensee and (iii) other payments ranging between $25,000,000 to $100,000,000, based on certain sales milestones being achieved by Oravax. The parties further agreed to establish a development and steering committee, which will consist of three members, of which two members will be appointed by us, that will oversee the ongoing research, development, clinical and regulatory activity with respect to the Oravax product. In addition, we agreed to buy and Oravax agreed to issue to us 1,890,000 shares of common stock of Oravax, representing 63% of the common stock of Oravax for the aggregate amount of $1,500,000. Akers Biosciences Inc. contributed $1,500,000 in cash to Oravax and a license agreement to the Oravax product.

Medicox License

On November 13, 2022, we entered into a distribution license agreement with Medicox Co., Ltd., or Medicox, an emerging biotech company with a consortium of proven partnerships in the Republic of Korea. The agreement grants Medicox the exclusive license to apply for regulatory approval and distribute ORMD-0801 for ten years in the Republic of Korea. Medicox will comply with agreed distribution targets and will purchase ORMD-0801 at an agreed upon transfer price per capsule. In addition, Medicox will pay Oramed up to $15,000,000 in developmental milestones, $2,000,000 of which were received by Oramed in 2022, and up to 15% royalties on gross sales. Medicox will also be responsible for gaining regulatory approval in the Republic of Korea. This agreement was assigned to OraTech.

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

Scientific Advisory Board

We maintain a Scientific Advisory Board consisting of internationally recognized scientists who advise us on scientific and technical aspects of our business. The Scientific Advisory Board meets to review specific projects and to assess the value of new technologies and developments to us. In addition, individual members of the Scientific Advisory Board meet with us to provide advice in their particular areas of expertise. The Scientific Advisory Board consists of the following members, information with respect to whom is set forth below: Dr. Roy Eldor, Professor Ele Ferrannini, Dr. Alexander Fleming, Professor Avram Hershko, Dr. Julio Rosenstock, Dr. Jay Skyler and Dr. Anne Peters.

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

We have experienced personnel involved in our research and development programs, as well as appropriate clinical/regulatory, quality assurance and other personnel needed to advance through clinical trials or have engaged the services of experts in the field for these requirements. As of December 31, 2024, we have contracted with thirteen individuals for employment or consulting arrangements. Of our staff, four are senior management, three are engaged in research and development work, and the remaining six are involved in corporate and administration work.

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

Summary Risk Factors

Risks Related to Our Business

●	Our strategic review process may not be successful or timely.

●	Our ability to consummate a strategic transaction depends on our ability to retain our employees required to consummate such transaction.

●	We continue, and in the future expect, to incur losses, and we may need substantial additional capital in order to satisfy our business objectives.

●	We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.

●	Our success was primarily dependent on the successful commercialization of our oral insulin capsule.

●	We have limited experience in conducting clinical trials.

●	We can provide no assurance that our products will obtain regulatory approval or that the results of clinical trials will be favorable.

●	We may not realize a return on the ordinary shares of DNA and Entera and the common stock of Scilex and BioXcel that we own.

●	Because we may from time to time maintain a significant percentage of our assets in cash and/or securities, we may in the future be deemed to be an investment company under the Investment Company Act of 1940 resulting in additional costs and regulatory burdens.

●	We may not realize the full benefit from our distribution license agreement with Medicox.

●	The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and a high degree of competition. We may be unable to compete with more substantial enterprises.

●	Healthcare policy changes, including pending legislation recently adopted and further proposals still pending to reform the U.S. healthcare system, may harm our future business.

●	We face uncertainties related to Oravax’s oral COVID-19 vaccine.

Risks Related to Our Real Estate Investments

Risks Related to the Notes

●	We have lent a substantial amount of funds to Scilex. In the event that Scilex is unable to service its obligations under the Note and defaults on such Note, it could have a material adverse effect on our business.

●	We may have difficulty realizing the full value of the Warrants.

Risks Related to our Common Stock

●	Future sales of our common stock by our existing stockholders could adversely affect our stock price.

●	Our failure to maintain compliance with the Nasdaq Capital Market’s continued listing requirements could result in the delisting of our common stock.

●	As the market price of our common stock may fluctuate significantly, this may make it difficult for you to sell your shares of common stock when you want or at prices you find attractive.

Risks Related to JV Agreement

●	On February 7, 2025, we and HTIT entered into a JV Agreement that amending the original agreement signed on January 22, 2024 or the Supplemental Agreement. If we fail to complete the transactions contemplated under the JV Agreement as supplemented by the Supplemental Agreement with HTIT, if such joint venture is not successful, or if we fail to realize the benefits we anticipate from such joint venture, we may not be able to capitalize on the full market potential of our drug products and technology.

●	We may not complete the transactions contemplated by the JV Agreement, as supplemented by the Supplemental Agreement.

●	We may not realize the anticipated benefits from the Spin Off, and the Spin Off could harm our business.

●	Our business and assets will be less diversified following the Spin Off.

Risks Related to Conducting Business in Israel

●	We are affected by the political, economic and military risks of having operations in Israel.

●	It may be difficult to enforce a U.S. judgment against us or our officers and directors and to assert U.S. securities laws claims in Israel.

General Risk Factors

●	Changes to tax laws could have a negative effect on us or our stockholders.

●	Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security.

Risks Related to Our Business

Our strategic review process may not be successful or timely.

Following the results of the ORA-D-013-1 Phase 3 trial, we conducted a comprehensive analysis of the data to understand if there is a path forward for our oral insulin candidate. We submitted a protocol ORA-D-013-3 titled, “A Double-Blinded, Placebo-controlled, Double Dummy Multi-center Randomized, Phase 3 Study to Evaluate the efficacy and safety in subjects with Type 2 Diabetes Mellitus with Inadequate Glycemic Control on One to Three Glucose-lowering Agents” to the FDA on September 12, 2024. We intend to initiate study during 2025. Concurrently, we are examining our existing pipeline and have commenced an evaluation process of potential strategic opportunities, including among others, continuation as a stand-alone business, capital raises, or one or more acquisitions, mergers or business combinations or other strategic transactions. Potential counterparties in a strategic transaction involving us may place minimal or no value on our assets. While we are devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, or lead to any stockholder value. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining stockholder approval and the availability of financing to third parties in a potential transaction with us on reasonable terms. The process of reviewing alternative strategic paths may be time consuming, may involve the dedication of significant resources and may require us to incur significant costs and expenses. It could negatively impact our ability to attract, retain and motivate employees, and expose us to potential litigation in connection with this process or any resulting transaction. If we are not successful in setting forth a new strategic path for the Company, or if our plans are not executed in a timely fashion, this may cause reputational harm with our stockholders and other stakeholders and the value of our securities may be adversely impacted. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly. There can be no guarantee that the process of evaluating alternative strategic paths will result in our entering into or completing potential transactions within the anticipated timing or at all.

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

We may need substantial additional capital in order to satisfy our business objectives.

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

We do not have sufficient revenues from our research and development activities to fully support our operations. Consequently, we have incurred net losses since inception. We currently have only licensing revenues and no product revenues, and may not succeed in developing or commercializing any products which could generate product revenues. We do not expect to have any products on the market for several years. In addition, development of our product candidates requires a process of pre-clinical and clinical testing, during which our products could fail. For example, in January 2023, the ORA-D-013-1 Phase 3 trial did not meet its primary or secondary endpoints. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we will not be able to market our product candidates. Eventual profitability will depend on our success in developing, manufacturing, and marketing our product candidates or in pursuing a successful strategic alternative. As of December 31, 2024 and 2023, we had working capital of approximately $137,536,000 and approximately $109,370,000, respectively, and stockholders’ equity of approximately $146,265,000 and approximately $163,821,000, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies. We currently hold several pending patent applications in the United States, Canada, Brazil, Europe, India, Hong Kong, Japan and China for our technologies covering oral administration of insulin and other proteins and oral administration of exenatide and proteins and 140 patents issued by the United States and various other countries’ patent offices that cover a part of our technology, which allows for the oral delivery of proteins; patents issued by various patent offices that cover part of our technology for the oral delivery of exenatide; and patents issued by patent offices for treating diabetes. Further, we rely on a combination of trade secrets and non-disclosure and other contractual agreements and technical measures to protect our rights in our technology. We depend upon confidentiality agreements with our officers, directors, employees, consultants, and subcontractors, as well as collaborative partners, to maintain the proprietary nature of our technology. These measures may not afford us sufficient or complete protection, and others may independently develop technology similar to ours, otherwise avoid our confidentiality agreements, or produce patents that would materially and adversely affect our business, prospects, financial condition and results of operations. We believe that our technology is not subject to any infringement actions based upon the patents of any third parties; however, our technology may in the future be found to infringe upon the rights of others. Others may assert infringement claims against us or against companies to which we have licensed our technology, and if we should be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, our ability to continue to use our technology could be materially restricted or prohibited. If this event occurs, we may be required to obtain licenses from the holders of this intellectual property, enter into royalty agreements, or redesign our products so as not to utilize this intellectual property, each of which may prove to be uneconomical or otherwise impossible. Licenses or royalty agreements required in order for us to use this technology may not be available on terms acceptable to us, or at all. These claims could result in litigation, which could materially adversely affect our business, prospects, financial condition and results of operations. Further, we may need to indemnify companies to which we licensed our technology in the event that such technology is found to infringe upon the rights of others.

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

The successful commercialization of our principal product, the oral insulin capsule, was crucial for our success. On January 12, 2023, we announced top-line results from the phase 3 trial of our oral insulin capsule, which did not meet its primary or secondary endpoints, and indicated that we expect to discontinue oral insulin clinical activities for T2D. At present, following the results of the ORA-D-013-1 Phase 3 trial, we conducted a comprehensive analysis of the data and found that subpopulations of patients with pooled specific parameters responded well to oral insulin. Based on this analysis, we submitted a protocol for a new Phase 3 clinical trial to the FDA. . Concurrently, we are examining our existing pipeline and have commenced an evaluation process of potential strategic opportunities. Even if we succeed in commencing a new clinical trial for our oral insulin capsule, there are a variety of risks and uncertainties related to its development. Principally, these risks include the following:

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

The testing, marketing and manufacturing of any of our products will require the approval of the FDA or regulatory agencies of other countries. We cannot predict with any certainty the amount of time necessary to obtain regulatory approvals, including from the FDA or other foreign regulatory authorities, and whether any such approvals will ultimately be granted. In any event, review and approval by the regulatory bodies is anticipated to take a number of years. Preclinical and clinical trials may reveal that one or more of our products are ineffective or unsafe, in which event further development of such products could be seriously delayed or terminated. For example, in January 2023, we announced that our ORA-D-013-1 Phase 3 trial did not meet its primary or secondary endpoints. As a result, we decided to terminate our ORA-D-013-2 Phase 3 trial, conducted a comprehensive analysis of the data and found that subpopulations of patients with pooled specific parameters, responded well to oral insulin. Based on this analysis, we submitted a protocol for a new Phase 3 clinical trial to the FDA. Moreover, obtaining approval for certain products may require the testing on human subjects of substances whose effects on humans are not fully understood or documented. Delays in obtaining necessary regulatory approvals of any proposed product and failure to receive such approvals would have an adverse effect on the product’s potential commercial success and on our business, prospects, financial condition and results of operations. In addition, it is possible that a product may be found to be ineffective or unsafe due to conditions or facts which arise after development has been completed and regulatory approvals have been obtained. In this event we may be required to withdraw such product from the market. See “Item 1. Business—Description of Business—Government Regulation.”

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

We may not realize a return on the ordinary shares of DNA and Entera and the common stock of Scilex and BioXcel that we own.

DNA’s ordinary shares are traded on the Tel Aviv Stock Exchange and Entera’s ordinary shares and Scilex’s and BioXcel’s common stock are traded on the Nasdaq Stock Market, which are subject to market fluctuations. In addition, the shares of Scilex, DNA and Entera have historically experienced low trading volume compared to the level of shares we hold. As a result, there is no guarantee that we will be able to resell those shares at the prevailing market prices or that we will realize a positive return on such shares.

Because we may from time to time maintain a significant percentage of our assets in cash and/or securities, we may in the future be deemed to be an investment company under the Investment Company Act of 1940 resulting in additional costs and regulatory burdens.

Currently, we believe that either we are not within the definition of “Investment Company” as the term is defined under the Investment Company Act of 1940, or the 1940 Act, or, alternatively, we may rely on one or more of the 1940 Act’s exemptions. As of December 31, 2024, we held approximately 1.4% of DNA’s outstanding ordinary shares, approximately 0.3% of Entera’s outstanding ordinary shares, and beneficially own approximately 15.7% of BioXcel’s outstanding common stock. Further, we hold the Tranche A Note and Tranche B Note and in consideration of deferring Scilex’s first amortization payment under the Tranche B Note to October 8, 2026, we received, in addition to a nominal payment, 2,500,000 shares of Scilex Common Stock.  We have also investments in real estate and real estate lending transactions as described elsewhere in this Annual Report. In order not to be regulated as an investment company under the 1940 Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We intend to continue to conduct our operations and ongoing investments into DNA, BioXcel, Entera and Scilex and our real estate transaction in a manner that will exempt us from the registration requirements of the 1940 Act. If we were to be deemed to be an investment company because of our investments, we would be required to register as an investment company under the 1940 Act. Alternatively, to continue qualifying for the exemption, we could be required to dispose of the securities holdings or other investments, which could have a material adverse effect on our business, results of operations and financial condition. The 1940 Act places significant restrictions on the capital structure and corporate governance of a registered investment company and materially restricts its ability to conduct transactions with affiliates. Compliance with the 1940 Act could also increase our operating costs. Such changes could have a material adverse effect on our business, results of operations and financial condition.

We may not realize the full benefit from our distribution license agreement with Medicox.

Our distribution license agreement with Medicox provides that Medicox will comply with agreed distribution targets and will purchase ORMD-0801 at an agreed upon transfer price per capsule and pay us up to $15,000,000 in developmental milestones, $2,000,000 of which have already been received by us. If we are not successful in finding a mutually agreed way to continue our collaboration following the results of the ORA-D-013-1 Phase 3 trial, or if Medicox is not successful in independently advancing the oral insulin candidate, we may not realize the benefits from this collaboration.

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

A considerable amount of our expenses are generated in dollars or in dollar-linked currencies, but a significant portion of our expenses such as some clinical trials and payroll costs are generated in other currencies such as NIS and Euro. Most of the time, our non-dollar assets are not totally offset by non-dollar liabilities. Due to the foregoing and to the fact that our financial results are measured in dollars, our results could be adversely affected as a result of a strengthening or weakening of the dollar compared to these other currencies. During the years ended December 31, 2019, 2020 and 2021, the dollar depreciated in relation to the NIS, which raised the dollar cost of our Israeli based operations and adversely affected our financial results, while during the year ended December 31, 2022, 2023 and 2024, the dollar increased in relation to the NIS, which reduced the dollar cost of our Israeli based operations costs. In addition, our results could also be adversely affected if we are unable to guard against currency fluctuations in the future. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks. These transactions, however, may not adequately protect us from future currency fluctuations and, even if they do protect us, may involve operational or financing costs we would not otherwise incur.

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

Risks Related to Our Real Estate Investments

Our investments in real estate may expose us to market and liquidity risks that could adversely affect our financial condition and results of operations. On November 7, 2024, our Board approved investments of up to $10,000,000 in real estate assets, and additional investments of up to $20,000,000 On February 13, 2025. While we believe these investments present attractive opportunities, the real estate market is subject to fluctuations due to economic conditions, interest rate changes, and other external factors beyond our control. A downturn in the real estate market or an extended period of declining property values could negatively impact the returns on our investments. Additionally, real estate investments tend to be relatively illiquid, which may limit our ability to quickly exit or reallocate capital in response to market changes. Since our approach focuses on entrepreneurial real estate investments rather than direct property ownership or management, we are also exposed to risks associated with deal execution, market timing, and the financial health of investment partners or counterparties. If any of these risks materialize, they could adversely affect our financial position and ability to generate anticipated returns.

Risks Related to the Notes

We have lent a substantial amount of funds to Scilex. In the event that Scilex is unable to service its obligations under the Note and defaults on such Note, it could have a material adverse effect on our business.

On September 21, 2023, we were issued the Tranche A Note in an aggregate principal amount of $101,875,000 by Scilex pursuant to the Scilex SPA. The Note originally matured on March 21, 2025 and is payable in six principal installments, with the first installment paid on December 21, 2023. In January 2025, we extended Tranche A Note maturity from March 21, 2025 to December 31, 2025. Interest under the Note accrues at a fluctuating per annum interest rate equal to the sum of (1) the greater of (x) four percent (4%) and (y) Term SOFR (as defined in the Note) and (2) eight and one half percent (8.5%), payable in-kind on a monthly basis.

On October 7, 2024, we entered into an agreement to refinance a portion of the Tranche A Note and pay off certain other indebtedness of Scilex. We were issued an aggregate principal amount of $25,000,000 under the Tranche B Note and 3,750,000 Tranche B Warrants. In addition, on October 8, 2024, we entered into the RPA with Scilex to holds the right to receive 4% royalties.

There is no guarantee that Scilex will be able to service its repayment obligations under the Note. Although the Note is secured by a first priority security interest in and liens on all of the assets of Scilex and its subsidiaries, no assurance can be made that Scilex will be able to repay the Tranche A Note and Tranche B Notes, or the Notes, when due or that we will be able to foreclose on such assets and recover enough value upon the sale of such assets to repay the amounts owed to us. In such an event, we could lose all or a substantial portion of our loan investment. Additionally, Scilex has disclosed in its periodic reports filed with the SEC that there is substantial doubt about its ability to continue as a going concern. If Scilex is unable to continue as a going concern or defaults on the Notes, we may be unable to recover some or all of the principal amount of the Note, which could have a material adverse effect on our business, financial condition and results of operations.

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

The Subsequent Penny Warrants will vest and become exercisable on the date that is the later of (i) Subsequent Penny Warrant Vesting Date, and (ii) the earliest of (A) March 14, 2025, (B) the date on which the Note has been repaid in full and (C) the Management Sale Trigger Date, if any. Each Subsequent Penny Warrant will expire on the date that is the fifth anniversary of the issuance date; provided that, if the Notes are repaid in full prior to the Subsequent Penny Warrant Vesting Date applicable to such Subsequent Penny Warrant, such Subsequent Penny Warrant will expire on the date the Notes are repaid in full.

Because of the foregoing restrictions on exercisability of the Closing Penny Warrant and the Subsequent Penny Warrants, we may not be able to exercise the Warrants for shares of Scilex Common Stock at a time when it would be financially beneficial for us to do so. Accordingly, there is no guarantee that we will be able to realize the full or any value of the Warrants.

Risks Related to our Common Stock

Future sales of our common stock by our existing stockholders could adversely affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur. We experienced a significant decline in the market price of our common stock and a significant increase in trading volume after announcing the results of our ORA-D-013-1 Phase 3 trial in January 2023. Any strategic decision we make as a result of our strategic review process may also negatively affect our common stock price or cause volatility in the market price of our common stock. Sales of large amounts of our securities or large variations in trading volume might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of March 27, 2025, we had outstanding 40,850,455 shares of common stock, a large majority of which are freely tradable. Giving effect to the exercise in full of all of our outstanding warrants, options and restricted stock units, or RSUs, including those currently unexercisable or unvested, we would have outstanding 44,599,618 shares of common stock.

Our issuance of warrants, options and RSUs to investors, employees and consultants may have a negative effect on the trading prices of our common stock as well as a dilutive effect.

We have issued and may continue to issue warrants, options, RSUs and convertible notes at, above or below the current market price. As of March 27, 2025, we had outstanding warrants exercisable for 20,000 shares of common stock at a weighed average exercise price of $4.13 and options exercisable for 1,548,633 shares of common stock at a weighted average exercise price of $7.09. We also had outstanding RSUs for 589,781 shares of common stock. In addition to the dilutive effect of a large number of shares of common stock and a low exercise price for the warrants and options, there is a potential that a large number of underlying shares of common stock may be sold in the open market at any given time, which could place downward pressure on the trading of our common stock.

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

Future sales of substantial amounts of our common stock, including pursuant to any strategic opportunity, the ATM Agreement (as defined below), or other equity-related securities in the public market or privately, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or other equity-related securities. We anticipate that we will need to raise capital through offerings of equity and equity related securities. We can make no prediction as to the effect, if any, that future sales of shares of our common stock or equity-related securities, or the availability of shares of common stock for future sale, will have on the trading price of our common stock.

Our stockholders may experience significant dilution as a result of any additional financing using our equity securities.

To the extent that we raise additional funds by issuing equity securities, including in connection with any strategic opportunity or pursuant to the ATM Agreement, our stockholders may experience significant dilution. Additionally, we may, from time to time or in connection with a strategic alternative, issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of convertible debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

Risks Related to JV Agreement

If we fail to complete the transactions contemplated under the JV Agreement as supplemented by the Supplemental Agreement with HTIT , if such joint venture is not successful, or if we fail to realize the benefits we anticipate from such joint venture, we may not be able to capitalize on the full market potential of our drug products and technology.

In joint ventures, we share ownership and management of a company with one or more parties who may not have the same goals, strategies, priorities, business incentives or resources as we do and may compete with us outside the joint venture. Joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions that must further take into consideration our partners’ interests. In joint ventures, we are required to foster our relationships with our co-owners as well as promote the overall success of the joint venture, and if a co-owner changes, relationships deteriorate or strategic objectives diverge, our success in the joint venture may be materially adversely affected. Further, because most of the benefits from a successful joint venture are shared among the co-owners, we do not receive all the benefits from our successful joint ventures.

In addition, because we share ownership and management with one or more parties, we may have limited control over the actions of a joint venture, particularly when we own a minority interest. As a result, we may be unable to prevent violations of applicable laws or other misconduct by a joint venture, adverse human rights or other impacts or the failure to satisfy contractual obligations by one or more parties. Moreover, a joint venture may not be subject to the same financial reporting, corporate governance or compliance approaches that we follow. To the extent another party makes decisions that negatively impact the joint venture or internal control issues arise within the joint venture, we may have to take responsive actions, or we may be subject to penalties, fines or other punitive actions or suffer reputational harm for these activities.

The consummation of the transactions contemplated by the JV Agreement, as supplemented by the Supplemental Agreement, is subject to the satisfaction or waiver of certain other closing conditions.

If we do not successfully complete the closing conditions, this may harm our ability to complete the transactions contemplated by the JV Agreement, as supplemented by the Supplemental Agreement, as well as additional clinical trials and marketing of our oral insulin candidate. In addition, this may cause irreparable harm to our financial position and business operations.

Furthermore, there can be no assurances that OraTech will receive the necessary regulatory approvals for the Phase 3 oral insulin trial in the United States or that our drug products and our technology will be developed and commercialized successfully. In addition, OraTech will subject us to a number of risks including risks relating to the lack of full control of OraTech, potential disagreements with HTIT about how to manage OraTech that may result in the delay or termination of the commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources, conflicting interests of OraTech, and OraTech and its business not being profitable.

While we believe that our board representation, voting rights and other contractual rights with respect to OraTech will serve to mitigate some of these risks, we may have disagreements with the other directors and HTIT that could impair our ability to influence OraTech to act in a manner that we believe is in the best interest of us.

We may not complete the transactions contemplated by the JV Agreement, as supplemented by the Supplemental Agreement.

Pursuant to the Supplemental Agreement, the Initial Closing will be April 30, 2025. Subject to the completion and satisfaction of applicable closing conditions, the Second Closing shall occur on a date specified in the applicable closing notice, which such date shall be no later than the fifth business day after the satisfaction or waiver of the applicable closing conditions, provided, however, that the Second Closing shall not be consummated before April 30, 2025 unless the shares of OraTech’s common stock have been approved for listing and trading on the Nasdaq Stock Market prior to April 30, 2025. In the event the parties fail to consummate the Second Closing on or before April 30, 2025, solely due to the failure of not achieving the Listing, the parties agreed to consummate the Second Closing on or before May 31, 2025. Notwithstanding the foregoing, the provisions with respect to the Second Closing may be terminated by either HTIT or us if the Second Closing has not occurred by September 1, 2025, subject to certain conditions.

There are no assurances that the applicable parties will consummate either the Initial Closing or the Second Closing, of the Spin Off or complete the closing conditions such closings are subject to. If we do not successfully complete such closings in a timely manner, or at all, this may harm OraTech’s ability to complete the transactions contemplated by the JV Agreement and the Supplemental Agreement, which may in turn cause irreparable harm to our financial position and business operations.

We may not realize the anticipated benefits from the Spin Off, and the Spin Off could harm our business.

We may not be able to achieve the full strategic and financial benefits expected to result from the Spin Off and such benefits may be delayed or not occur at all. The Spin Off is designed to enhance strategic and management focus, provide a distinct corporate identity, and allow us to efficiently allocate resources and deploy capital. We may not achieve these and other anticipated benefits for a variety of reasons, including the following:

●	the Spin Off will require significant amounts of management’s time and effort, which may divert management’s attention from operating and growing our business;

●	following the Spin Off, OraTech may be more susceptible to economic downturns and other adverse events than if it was still a part of the Company;

●	following the Spin Off, our business will be less diversified than prior to the Spin Off;

●	following the Spin Off, our business will experience a loss of scale and access to certain financial, managerial, and professional resources as well as product and brand power influence and recognition with some customers from which we have benefited in the past;

●	actions required to separate the respective businesses could disrupt our operations; and

●	if we fail to achieve some or all of the benefits expected to result from the Spin Off, or if such benefits are delayed, our business could be harmed.

Until the Spin Off occurs, the business of OraTech will remain our business segment. Completion of the Spin Off remains subject to the satisfaction or waiver of certain conditions.

Potential indemnification liabilities to HTIT pursuant to the JV Agreement, as supplemented by the Supplemental Agreement could materially and adversely affect our financial condition, results of operations, and cash flows.

The JV Agreement, as supplemented by the Supplemental Agreement, among other things, provides for indemnification obligations designed to make the Company and the OraTech financially responsible for certain liabilities that may exist relating to its business activities. If we and the OraTech are required to indemnify HTIT under the circumstances set forth in the JV Agreement, as supplemented by the Supplemental Agreement, we may be subject to substantial liabilities.

We potentially could have received better terms from unaffiliated third parties than the terms we received in our agreements with OraTech

The agreements we and OraTech entered into in connection with the Spin Off have been negotiated while OraTech is still a part of our business. The terms of the agreements negotiated in the context of the Spin Off relate to, among other things, the allocation of assets, intellectual property, liabilities, rights, and other obligations between OraTech and us, among others. Arm’s-length negotiations between OraTech and an unaffiliated third-party in another form of transaction, such as a buyer in a sale of a business transaction, may have resulted in more favorable terms to the unaffiliated third-party.

Our business and assets will be less diversified following the Spin Off

In connection with the transactions contemplated by the JV Agreement as supplemented by the Supplemental Agreement, on February 7, 2025, we entered into that certain Asset Transfer Agreement or the Asset Transfer Agreement with OraTech and Oramed Ltd., pursuant to which, we and Oramed Ltd. have agreed to transfer to OraTech all of our and their rights, titles, and interests in the Transferred IP, Business Contracts, Business Information, and Regulatory Information (each as defined in the Asset Transfer Agreement and collectively, or the Transferred Assets), as part of the capital contribution to be made to OraTech, in consideration for the issuance to us of certain Shares (as defined in the JV Agreement) in OraTech.

If such Transferred Assets are transferred to OraTech in connection with the Spin Off, OraTech will have all rights, title and interest in such Transferred Assets, and we will no longer have all rights, title and interest in such Transferred Assets, meaning that our business and assets will be less diversified following the Spin Off, which may in turn affect our operations and our financial position.

The financial position and business operations of the OraTech could be impacted by HTIT’s ability to perform its obligations under certain contracts with us.

In connection with the Spin Off, we have entered into a number of agreements with HTIT, including a supply agreement and a license agreement that govern our ongoing relationship with HTIT. Our success depends, in part, on the maintenance of our ongoing relationship with HTIT, HTIT’s performance of its obligations under these agreements, including HTITs maintenance of the quality of products and services and certain other trademarks and intellectual property that we license to HTIT. If we are unable to maintain a good relationship with HTIT, or if HTIT does not perform its obligations under our agreements with HTIT, the business of OraTech, its operations and its financial position may be negatively impacted.

The Spin Off may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws.

If we file for insolvency or bankruptcy within certain timeframes following the Spin Off, a court could deem the Spin Off or certain internal restructuring transactions undertaken by us in connection therewith to be a fraudulent conveyance or transfer. Fraudulent conveyances or transfers are defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. In such circumstances, a court could void the transactions or impose substantial liabilities upon us, which could adversely affect our financial condition and our results of operations. Whether a transaction is a fraudulent conveyance or transfer will vary depending upon the jurisdiction whose law is being applied.

Risks Related to Conducting Business in Israel

We are affected by the political, economic and military risks of having operations in Israel.

We have operations in the State of Israel, and we are directly affected by political, economic and security conditions in that country. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. In addition, acts of terrorism, armed conflicts or political instability in the region could negatively affect local business conditions and harm our results of operations. We cannot predict the effect on the region of any diplomatic initiatives or political developments involving Israel or the Palestinians or other countries and territories in the Middle East. Recent political events, including political uprisings, social unrest and regime change, in various countries in the Middle East and North Africa have weakened the stability of those countries and territories, which could result in extremists coming to power. In addition, Iran has threatened to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza and Hezbollah in Lebanon. This situation has escalated in the past and may potentially escalate in the future to violent events which may affect Israel and us. On October 7, 2023, the State of Israel was attacked by and subsequently declared war on Hamas. Israel has been in an ongoing state of war with Hamas since that time. Following the attack by Hamas, Hezbollah, a terrorist organization in Lebanon has also launched missile, rocket, and shooting attacks against Israeli military sites, troops, and Israeli towns in northern Israel. In response to these attacks, the Israeli army has carried out a number of targeted strikes on sites belonging to Hezbollah in southern Lebanon and in October 2024, the Israeli military initiated a ground operation in Lebanon, primarily near the Israel-Lebanon border. As of the end of November 2024, Israel entered into a ceasefire agreement with Hezbollah, but there are no guarantees as to whether the agreement will hold or whether further hostilities will resume.

In April and October 2024, Iran launched missile and unmanned aerial vehicle, or UAV, attacks on Israel. Most of the missiles and UAVs were intercepted by Israel’s defense systems, with support from the United States and other countries, including regional allies, preventing significant damage and resulting in no casualties. Despite the successful interceptions, the attacks posed an elevated threat to Israel’s security.

In December 2024, Ba’athist Syria, led by President Bashar al-Assad, collapsed during a major offensive by opposition forces made up of several competing rebel groups. In response, the Israeli Defense Forces took control over a United Nations-designated buffer zone over Mount Hermon that separates Israel and Syria. Simultaneously, Israel conducted targeted military strikes against military assets in Syria, aiming to eliminate any chemical weapons storage sites that could be used by rebel groups and further weaken Iran’s operational capabilities in the region. While the transitional government of Syria has indicated that it is interested in reconstruction and stability rather than a continuation of conflicts with Israel, there are no guarantees that there will be no future escalation of hostilities or that Syria will not permit other neighboring countries to launch attacks at Israel from its territory.

It is possible that other terrorist organizations, including Palestinian military organizations in the West Bank, as well as other hostile countries, such as Iran, will join the hostilities. Although we believe that there is no immediate risk to our business operations related to these events, our business, prospects, financial condition and results of operations could be materially adversely affected if such hostilities involving Israel continue or escalate or if trade or scientific cooperation between Israel and its current partners is interrupted or curtailed. Moreover, we cannot predict how this war will ultimately affect Israel’s economy in general, which may involve a downgrade in Israel’s credit rating by rating agencies (such as the recent downgrade by Moody’s of its credit rating of Israel from A1 to A2, in October 2023 and further downgrade to Baa1 with a negative outlook in September 2024, as well as the downgrade of its outlook rating from “stable” to “negative”). We may also be targeted by cyber terrorists specifically because we are an Israeli-related company.

All adult male and female permanent residents of Israel, unless exempt, may be required to perform military reserve duty annually. Additionally, all such residents are subject to being called to active duty at any time under emergency circumstances, and several hundred thousand Israeli military reservists were drafted to perform immediate military service during the current war with Hamas and other hostile elements, such as Hezbollah in Lebanon. Some of our employees may in the future be obligated to perform annual military reserve duty, although none were called up for reserves in the current war. If called up, such persons may be absent from their positions for a lengthy period of time. We can provide no assurance that such requirements will not have a material adverse effect on our business, prospects, financial condition and results of operations in the future, particularly if emergency circumstances occur.

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

Holders

As of March 27, 2025, there were 40,850,455 shares of our common stock issued and outstanding held of record by approximately 40 registered stockholders. We believe that a significant number of stockholders hold their shares of our common stock in brokerage accounts and registered in the name of stock depositories and are therefore not included in the number of stockholders of record.

Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities were made during the three months ended December 31, 2024.

Issuer Purchases of Equity Securities

In June 2024, our Board authorized a stock buyback and retirement program pursuant to which we may, from time to time, repurchase up to $20,000,000 in maximum value of our common stock. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise in compliance with Rule 10b-18 under the  Exchange Act. The stock buyback program does not obligate us to purchase any shares and expires in 12 months. The authorization for the stock buyback program may be terminated, increased or decreased by our Board in its discretion at any time.

We have repurchased and retired 1,036,976 shares of our common stock under this program for approximately $2,494,000, including approximately $10,000 excise tax, at an average price of $2.36 per share. All purchases were funded with cash on hand.

The following sets forth information with respect to repurchase and retirement made by the Company of its shares of common stock during the fourth quarter ended December 31, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1-31, 2024	-	-	-	$18,708,193
November 1-30, 2024	252,802	$2.327	252,802	$18,119,189
December 1-31, 2024	244,722	$2.463	244,722	$17,515,906
Total	497,524		497,524

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

On January 11, 2023, we announced that the Phase 3 oral insulin trial (ORA-D-013-1) did not meet its primary or secondary endpoints. As a result, we terminated this trial and a parallel Phase 3, ORA-D-013-2 clinical trial. In 2023, we completed an analysis of the ORA-D-013-1 Phase 3 trial data and found that subpopulations of patients with pooled specific parameters, such as BMI, baseline HbA1c and age, responded well to oral insulin. Based on this analysis, we submitted a protocol for a new Phase 3 clinical trial to the FDA. We are additionally examining our existing pipeline and have commenced an evaluation process of potential strategic opportunities, with the goal of enhancing value for our stockholders.

As detailed above, in September 2023, we entered into the 2023 Scilex Transaction, which included a senior secured promissory note (Tranche A Note) and warrants. In October 2024, we participated in the 2024 Refinancing, purchasing a portion of the Tranche B Note and acquiring royalty rights under a Purchase and Sale Agreement. Additional agreements secured the right to receive royalties from certain products of Scilex. We believe that these transactions collectively strengthened our financial position and expanded our commercial interests.

Results of Operations

The table and discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the years ended December 31, 2024 and 2023. For a comparison of our results of operations and financial condition for the year ended December 31, 2023 and the year ended December 31, 2022, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 6, 2024.

	Year ended December 31,
	2024	2023

	(dollar amounts in thousands, except per share data)
Revenues	$-	$1,340
Research and development expenses	(6,324)	(8,971)
Sales and marketing	-	287
General and administrative expenses	(6,457)	(8,425)
Interest expenses	(853)	(2,037)
Financial income (expenses), net	(2,286)	22,894
Income (loss) before taxes on income	(15,920)	5,088
Taxes on income	(3,183)	-
Net income (loss) for the year	(19,103)	5,088

Net income (loss) attributable to Company’s stockholders	(19,060)	5,525
Net loss attributable to non-controlling interest	(43)	(437)
Net income (loss) for the year	(19,103)	5,088

Basic income (loss) per share of common stock	$(0.48)	$0.14
Diluted income (loss) per share of common stock	$(0.48)	$0.14

Weighted average shares of common stock outstanding used in computing basic income (loss) per share of common stock	40,828,380	40,315,068
Weighted average shares of common stock outstanding used in computing diluted income (loss) per share of common stock	40,828,380	40,566,901

Revenues

Revenues consist of proceeds related to the Amended and Restated Technology License Agreement, dated December 21, 2015, between us and HTIT, or as further amended by the parties on June 3, 2016 and July 24, 2016, the HTIT License Agreement, that are recognized on a cumulative basis when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, through the expected product submission date by HTIT of June 2023.

We did not recognize revenues for the year ended December 31, 2024, compared to revenues of approximately $1,340,000 for the year ended December 31, 2023. The decrease was due to recognition of revenues through June 30, 2023, the product submission date by HTIT.

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

Research and development expenses for the year ended December 31, 2024 decreased by 30% to approximately $6,324,000, compared to approximately $8,971,000 for the year ended December 31, 2023. The decrease was mainly due to lower expenses related to our Phase 3 trials that were terminated and was partially offset by stock-based compensation expenses and costs related to the new Phase 3 clinical trial preparations.

Government Grants

The Government of Israel encourages research and development projects through the IIA, pursuant to the R&D Law. Under the R&D Law, a research and development plan that meets specified criteria is generally eligible for a grant of up to 50% of certain approved research and development expenditures. Each plan must be approved by the IIA.

From August 2009 to March 2014, our subsidiary Oramed Ltd. was awarded five government grants amounting to a total net amount of NIS 8,000,000 (approximately $2,214,000 during such period) from the IIA. We used these funds to support further research and development and clinical trials of our oral insulin capsule and oral GLP-1 analog candidate during the period from February 2009 to December 2014.

In the years ended December 31, 2024 and 2023, we did not recognize any research and development grants.

Under the terms of the grants we had received from the IIA, we were obligated to pay royalties of 3% on all revenues derived from the sale of the products developed pursuant to the funded plans, including revenues from licensed ancillary services. Royalties were generally payable up to a maximum amount equaling 100% of the grants received (dollar linked) with the addition of interest at an annual rate based on the SOFR rate. On February 27, 2025, we paid approximately $2,031,000 to the IIA, and, as result, we are free of our obligations to the IIA.

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

We did not recognize any sales and marketing expenses for the year ended December 31, 2024, compared to an income of approximately $287,000 for the year ended December 31, 2023. The income primarily resulted from the reversal of previously recognized expenses related to forfeited employee stock options, following the termination of an executive officer in fiscal year 2023.

General and Administrative Expenses

General and administrative expenses include the salaries and related expenses of our management, consulting expenses, legal and professional fees, travel expenses, business development expenses, insurance expenses and other general expenses.

General and administrative expenses for the year ended December 31, 2024 decreased by 23% to approximately $6,457,000, compared to approximately $8,425,000 for the year ended December 31, 2023. This decrease was mainly due to the reversal of previously recognized expenses following the resignation of certain executive officers.

Interest Expenses

Interest expenses were approximately $853,000 for the year ended December 31, 2024, compared to approximately $2,037,000 for the year ended December 31, 2023, since the Short-Term Borrowings (as defined below) received from Discount Bank Ltd. were terminated during the second quarter of 2024 (see below).

Financial Income, Net

Net financial loss was approximately $2,286,000 for the year ended December 31, 2024, compared to approximately $22,894,000 net financial income for the year ended December 31, 2023. The change was mainly due to the revaluation of the investments in Scilex and lower interest income on deposits.

Liquidity and Capital Resources

From our inception through December 31, 2024, we have incurred losses in an aggregate amount of approximately $176,616,000. During that period and through December 31, 2024, we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of approximately $255,384,000, net of transaction costs. During that period, we also received cash consideration of approximately $28,001,000 from the exercise of warrants and options. We expect to seek additional financing through similar sources in the future, as needed. As of December 31, 2024, we had approximately $54,420,000 of available cash and approximately $55,281,000 of short-term bank deposits. In addition, we hold various of interest in certain investments, including in Scilex and others, as further detailed in this report.

From inception through December 31, 2024, we have not generated significant revenues from our operations. Although, we have increased the research and development activities related to the new Phase 3 clinical trial, our research and development activities have been significantly reduced while we conducted a strategic review process, following the termination of the ORA-D-013-1 and ORA-D-013-2 Phase 3 trials. Following the preparation and expected initiation of the revised phase 3 trial (ORA-D-013-3) we expect to increase our research and development expenses, either directly or through OraTech.

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

On August 8, 2023, we borrowed an aggregate of $99,550,000 pursuant to loan agreements from Israel Discount Bank Ltd., or the Short-Term Borrowings. The Short-Term Borrowings mature on dates ranging from August 11, 2023 to May 24, 2024, bear interest ranging from 6.66% to 7.38%, were secured by certificates of deposits issued by Israel Discount Bank Ltd. having an aggregate face amount of $99,550,000. The net proceeds of the Short-Term Borrowings were used to fund the Tranche A Note. The Short-Term Borrowings were paid in one payment of principal and interest at each respective maturity. As of December 31, 2024, we repaid the entire Short-Term Borrowings amount.

As of December 31, 2024, our total current assets were approximately $143,221,000 and our total current liabilities were approximately $5,685,000. On December 31, 2024, we had a working capital surplus of approximately $137,536,000 and an accumulated loss of approximately $176,616,000. As of December 31, 2023, our total current assets were approximately $162,584,000 and our total current liabilities were approximately $53,214,000. On December 31, 2023, we had a working capital surplus of approximately $109,370,000 and an accumulated loss of approximately $157,556,000. The increase in working capital surplus was mainly due an increase in cash and cash equivalents together with a decrease in short-term borrowings that was partially offset by a decrease in short-term deposits and investments at fair value.

During the year ended December 31, 2024, cash and cash equivalents increased to approximately $54,420,000 from approximately $9,055,000 as of December 31, 2023. The increase was mainly due to the reasons described below.

Operating activities used cash of approximately $8,412,000 in the year ended December 31, 2024, compared to approximately $10,295,000 used in the year ended December 31, 2023. Cash used in operating activities consisted mainly of changes in fair value of investments partially offset by net loss resulting from research and development and general and administrative expenses.

Investing activities provided cash of approximately $105,817,000 in the year ended December 31, 2024, compared to cash used for investing activities of approximately $73,038,000 in the year ended December 31, 2023. Cash provided by investing activities in the year ended December 31, 2024 consisted primarily of proceeds from short-term deposits and proceeds from repayments by Scilex under the Tranche A Note. Cash used by investing activities in the year ended December 31, 2023 is mainly due to our investment in Scilex and the purchase of short-term deposits, partially offset by the proceeds of short-term deposits.

Financing activities used cash of approximately $52,036,000 in the year ended December 31, 2024, compared to cash of approximately $51,978,000 provided in the year ended December 31, 2023. Cash used for financing activities in the year ended December 31, 2024, consisted primarily of repayments of the Short-Term Borrowings and repurchases of our shares. Cash provided by financing activities in the year ended December 31, 2023, consisted primarily of the Short-Term Borrowings. Our primary financing activities for the year ended December 31, 2024, were as follows:

●

In March 2024, we entered into the ATM Agreement with Rodman & Renshaw LLC and StockBlock Securities LLC as sales agents, or the Agents, pursuant to which we may issue and sell in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act, shares of our common stock, par value $0.012 per share, having a maximum aggregate offering price of up to $75,000,000 from time to time through the Agents.

Any sales of shares of common stock pursuant to the ATM Agreement will be made pursuant to an effective shelf registration statement on Form S-3 (File No. 333-257926), which was declared effective by the SEC on July 26, 2021, the prospectus contained therein and a prospectus supplement related thereto dated March 18, 2024, filed with the SEC. The Agents may sell our common stock (A) in privately negotiated transactions with our consent; (B) as block transactions; or (C) by any other method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on The Nasdaq Capital Market or sales made into any other existing trading market for our common stock. As of December 31, 2024, no shares had been issued under the ATM Agreement.

●

In June 2024, our Board authorized a stock buyback program pursuant to which we may, from time to time, repurchase and retire up to $20,000,000 in maximum value of our common stock.

During the year ended December 31, 2024, we repurchased and retired 1,036,976 shares of our common stock under this program for approximately $2,494,000, including approximately $10,000 excise tax, at an average price of $2.36 per share. All repurchases were funded with cash on hand.

●	On August 8, 2023, we borrowed an aggregate of $99,550,000 pursuant to loan agreements from Israel Discount Bank Ltd., or the Short-Term Borrowings. The Short-Term Borrowings mature on dates ranging from August 11, 2023 to May 24, 2024, bear interest ranging from 6.66% to 7.38%, were secured by certificates of deposits issued by Israel Discount Bank Ltd. having an aggregate face amount of $99,550,000. The net proceeds of the Short-Term Borrowings were used to fund the Tranche A Note. The Short-Term Borrowings were paid in one payment of principal and interest at each respective maturity. As of December 31, 2024, we repaid the entire Short-Term Borrowings amount.

Trend Information

Following the results of the Phase 3 trials for our oral insulin capsule candidate, ORMD-0801, we conducted a comprehensive analysis of the data to understand if there is a path forward for our oral insulin candidate, and we worked on a protocol for a new Phase 3 clinical trial that was submitted to the FDA. Conducting this clinical trial, whether independently or as part of OraTech, will require significant funds and resources. Concurrently, we are examining our existing pipeline and have commenced an evaluation process of potential strategic opportunities, with the goal of enhancing value for our stockholders. At this time, we cannot foresee how these strategic decisions will impact our financial results and operations.

Planned Expenditures

In previous years, we primarily invested in research and development. If we proceed to conduct a new clinical trial for our oral insulin candidate, we expect that in the upcoming years our research and development expenses will continue to be our major operating expense; however, if this clinical trial is conducted through OraTech, these costs will be borne by Oratech and not by us.

 Critical Accounting Estimates

Our significant accounting policies are more fully described in the notes to our accompanying consolidated financial statements. We believe that the accounting policy below is critical for one to fully understand and evaluate our financial condition and results of operations.

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

Investments at fair value: On September 21, 2023 and on October 7, 2024 we entered into the 2023 Scilex Transaction and 2024 Refinancing, respectively. We elected the fair value option for each of the components under 2023 Scilex Transaction and 2024 Refinancing in order to reduce operational complexity of bifurcating embedded derivatives. Changes in value are recorded under financial income, net and include interest income on the Notes and Royalties received.

Determining the fair value of the components above required significant judgment with regards to the expected repayment date of the Notes which also impacts the number of Subsequent Penny Warrants to be issued to us. The total value of the 2023 Scilex Transaction (and of each of its components) was valued on a weighted average of the different scenarios.

On September 4, 2024, we entered into a loan agreement to finance a real estate project or the Profit Sharing Loan Agreement. We decided to designate the Profit Sharing Loan Agreement as a whole under the fair-value option. The valuation of the Profit Sharing Loan Agreement was based on various project profit scenarios derived from the appraiser’s report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to a variety of risks, including changes in interest rates, foreign currency exchange rates, changes in the value of our marketable securities and inflation.

As of December 31, 2024, we had approximately $54,420,000 in cash and cash equivalents and approximately $55,281,000 in short term bank deposits.

We aim to preserve our financial assets, maintain adequate liquidity and maximize return while minimizing exposure to market risks. Such policy further provides that we should hold most of our current assets in bank deposits. As of today, the currency of our financial assets is mainly in U.S. dollars.

Marketable securities

We own 1,701,357 common shares of DNA, 6,500,000 shares of Scilex Common Stock and 117,000 ordinary shares of Entera, which are presented in our financial statements as marketable securities. Marketable securities are presented at fair value and their realization is subject to certain limitations if sold through the market, and we are therefore exposed to market risk. There is no assurance that at the time of sale of the marketable securities the price per share will be the same or higher, nor that we will be able to sell all of the securities at once given the volume of securities we hold. Entera shares and the Closing Penny Warrants are traded on Nasdaq in U.S. dollars, while DNA shares are traded on the Tel Aviv Stock Exchange in NIS. We are also exposed to changes in the market price of the Scilex, Entera and DNA shares and the Closing Penny Warrants, as well as to exchange rates fluctuations in the NIS currency compared to the U.S. dollar with respect to the DNA shares.

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

Foreign Currency Exchange Risk

A significant portion of our expenditures, including salaries, clinical research expenses, consultants’ fees and office expenses relate to our operations in Israel. The cost of those Israeli operations, as expressed in U.S. dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the NIS in relation to the U.S. dollar. If the U.S. dollar declines in value in relation to the NIS, it will become more expensive for us to fund our operations in Israel. In addition, as of December 31, 2024, we own net balances in NIS of approximately $2,078,000. Assuming a 10% appreciation of the NIS against the U.S. dollar, we would experience an exchange rate gain of approximately $231,000, while assuming a 10% devaluation of the NIS against the U.S. dollar, we would experience an exchange rate loss of approximately $189,000.

The exchange rate of the U.S. dollar to the NIS, based on exchange rates published by the Bank of Israel, was as follows:

	Year ended December 31,
	2024	2023
Average rate for period	3.70	3.69
Rate at period-end	3.65	3.63

We do not use any currency hedging transactions of options or forwards to decrease the risk of financial exposure from fluctuations in the exchange rate of the U.S. dollar against the NIS.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the current framework for Internal Control-Integrated Framework (2013) set forth by The Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024 at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

(a) Disclosure Pursuant to Item 5.03 of Form 8-K. Amendments to Bylaws

On March 27, 2025, the Board amended and restated our by-laws, or the Amended and Restated By-Laws. The Amended and Restated By-Laws became effective as of March 27, 2025. The changes to the Amended and Restated By-Laws include (i) in a contested election, a director nominee shall be elected by a plurality of the votes cast by the stockholders entitled to vote at the election on such election of directors (an election shall be considered contested if, as of the last date on which nominees for director may be submitted in accordance with the Amended and Restated By-laws, the nominees for election to the Board of Directors exceed the number of positions on the Board to be filled by election at that meeting); and (ii) clarification that the officers of the Company shall be a Chief Executive Officer, a President, a Secretary and a Treasurer. This description of the amendments to the Amended and Restated By-Laws is qualified in its entirety by reference to the text of the Amended and Restated By-Laws filed as Exhibit 3.2 to this Annual Report on Form 10-K.

(b) Termination of Rule 10b5–1 Trading Arrangements

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

Name	Age	Position	Serving Since
Nadav Kidron	50	President, Chief Executive Officer, Director and Chairman (effective as of June 30, 2022)	2006
Dr. Miriam Kidron	84	Chief Scientific Officer and Director	2006
Avraham Gabay	40	Chief Financial Officer and Treasurer	2024
Joshua Hexter	54	Chief Operating & Business Officer	2019
Daniel Aghion	43	Director	2024
Dr. Arie Mayer	68	Director	2019
Yehuda Reznick	77	Director	2024
Leonard Sank	59	Director	2007
Benjamin Shapiro	41	Director	2023

Mr. Derovan, our former Chief Legal Officer and Secretary, ended his service with the Company on March 5, 2024. Mr. Silberman, our former Chief Financial Officer, Treasurer and Secretary, ended his service with the Company on July 11, 2024.

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

Mr. Nadav Kidron was appointed President, Chief Executive Officer and director in March 2006, and Chairman of the Board effective as of June 30, 2022. He is also Chairman of the board of MDG Real Estate Global, Ltd., director of Israel Advanced Technology Industries organization and until 2016 was a director of Entera Bio Ltd. In 2009, he was a fellow at the Merage Foundation for U.S.-Israel Trade Programs for executives in the life sciences field. From 2003 to 2006, he was the managing director of the Institute of Advanced Jewish Studies at Bar Ilan University. From 2001 to 2003, he was a legal intern at Wine, Mishaiker & Ernstoff Law Offices in Jerusalem, Israel. Mr. Kidron holds an LL.B. and an International MBA from Bar Ilan University, Israel.

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

Mr. Avraham Gabay was appointed Chief Financial Officer, Treasurer and Secretary in June 2024. Prior to his appointment, Mr. Gabay served as interim chief financial officer of BiomX Inc. (NYSE American: PHGE) during 2023. From 2021 until 2023, Mr. Gabay served as the chief financial officer at Oravax Inc., a 63% owned subsidiary of the Company. From 2019 until 2021, Mr. Gabay was the chief financial officer of the Company. From 2015 to 2019, Mr. Gabay served as VP Finance at Orcam Technologies Ltd. From 2014 to 2015, Mr. Gabay provided economic services in the advisory department of KPMG Israel, a certified public accounting firm, and from 2013 to 2014, he worked in the tax department of the law firm Gornitzky & Co. In addition, Mr. Gabay serves as a director on the board of Iintoo Ltd. (TASE: INTO). Mr. Gabay holds a bachelor’s degree in law and accounting (magna cum-laude) from Tel-Aviv University and is a certified public accountant in Israel and a member of the Israeli Bar Association.

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

Mr. Yehuda Reznick became a director in April 2024. Mr. Reznick served as an audit partner at Kesselman & Kesselman CPA, a member of PricewaterhouseCoopers International Limited, from 1999 until 2014. Prior to joining Kesselman & Kesselman, he was a tax and audit partner at Shachak, Peer Reznick CPA for sixteen years. Mr. Reznick currently serves on the board of directors of Oravax Medical Inc., an affiliate of the Company. Since 2019, Mr. Reznick has also served on the board of directors of Hiron-Trade Investments & Industrial Buildings Ltd (TASE: HRON). Mr. Reznick previously served on the board of directors of Bonus Biogroup Ltd (OTC: BBIXF) from 2017 to 2023.

We believe that Mr. Reznick’s qualifications to serve on the Board include his extensive operational experience and his business background and acumen.

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

The Board has determined that Dr. Daniel Aghion, Dr. Arie Mayer, Yehuda Reznick, Leonard Sank and Benjamin Shapiro are independent as defined under the rules promulgated by the Nasdaq. Except for Dr. Arie Mayer and Mr. Reznick, each of whom serves on the board of directors of Oravax, a company 63% owned by us, none of the independent directors has any material relationship with us besides serving on our Board.

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

Board Meeting Attendance

During the year ended December 31, 2024, our Board held six meetings and took action by written consent on nine occasions. Except Mr. Benjamin Shapiro, all of our directors attended at least 75% of the aggregate number of meetings of the Board and the committees that were held during the period such director served on the Board. Board members are encouraged to attend our annual meetings of stockholders.

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

Committees

Audit Committee and Audit Committee Financial Expert

The members of our Audit Committee are Dr. Daniel Aghion, Dr. Arie Mayer and Yehuda Reznick. Our Board has determined that Mr. Reznick is an “audit committee financial expert” as set forth in Item 407(d)(5) of Regulation S-K based on his experience as set forth above, and that all members of the Audit Committee are “independent” as defined by the rules of the SEC and the Nasdaq rules and regulations. The Audit Committee operates under a written charter that is posted on the “Investors” section of our website, www.oramed.com. The primary responsibilities of our Audit Committee include:

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

Our Audit Committee met four times and took action by written consent on four occasions during the year ended December 31, 2024.

Compensation Committee

The members of our Compensation Committee are Dr. Daniel Aghion, Yehuda Reznick and Leonard Sank. The Board has determined that all of the members of the Compensation Committee are “independent” as defined by the rules of the SEC and Nasdaq rules and regulations. The Compensation Committee operates under a written charter that is posted on the “Investors” section of our website, www.oramed.com. The primary responsibilities of our Compensation Committee include:

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

Our Compensation Committee met two times and took action by written consent on four occasions during the year ended December 31, 2024.

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

Our Nominating Committee met once and took one action by written consent during the year ended December 31, 2024.

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

Insider Trading Policy

We have adopted an insider trading policy, or the Policy, governing the purchase, sale and other transactions in our securities that applies to our directors, officers, employees, including part-time and temporary employees, and other covered persons, including immediate family members and entities controlled by any of the foregoing persons, as well as by the Company itself.

The Policy prohibits, among other things, insider trading and certain speculative transactions in our securities (including short sales, buying put and selling call options and other hedging or derivative transactions in our securities) and establishes a regular blackout period schedule during which directors, executive officers, employees, and other covered persons may not trade in the Company’s securities, as well as certain pre-clearance procedures that directors and executive officers must observe prior to effecting any transaction in our securities.

The Company believes that the Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Policy is filed as Exhibit 19.1 to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This section explains the policies and decisions that shape our executive compensation program, including its specific objectives and elements, as it relates to our “named executive officers,” or NEOs.

Our NEOs for the year ended December 31, 2024 are those three individuals listed in the “Summary Compensation Table” below. The Compensation Committee believes that our executive compensation is appropriately designed to incentivize our NEOs to work for our long-term prosperity, is reasonable in comparison with the levels of compensation provided by comparable companies and reflects a reasonable cost. We believe our NEOs are critical to the achievement of our corporate goals, through which we can drive stockholder value.

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

In establishing overall executive compensation levels and making specific compensation decisions for our NEOs in the year ended December 31, 2024, the Compensation Committee considered a number of criteria, including the executive’s position, scope of responsibilities, prior base salary and annual incentive awards and expected contribution.

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

During the year ended December 31, 2024, the Compensation Committee received consulting services from Aon Solutions UK Limited., or Aon, with regard to management compensation. The Compensation Committee engaged the consultant to review the Company’s current compensation plans for its management and collect and analyze data regarding management compensation at other companies comparable to the Company, in order to provide a competitive compensation benchmark. Aon collected SEC filings data regarding U.S. and Israeli compensation practices and developed a peer group of the following U.S. and Israeli companies: ALX Oncology Holdings Inc., AN2 Therapeutics, Inc., Anavex Life Sciences Corp., Atossa Therapeutics Inc., aTyr Pharma, Inc., Chimerix, Inc., Compugen Ltd., Fulcrum Therapeutics, Inc., Immunic, Inc., Marinus Pharmaceuticals, Inc., MediciNova, Inc., Pluri Biotech Ltd., Rani Therapeutics, Inc., Relmada Therapeutics, Inc., Rezolute, Inc., Vistagen Therapeutics, Inc., vTv Therapeutics Inc. and Zevra Therapeutics, Inc.. Following its review, Aon provided recommendations for cash and equity compensation at various percentiles for the Compensation Committee’s consideration.

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

 In November 2024, our Compensation Committee increased the base salary of our NEOs by 15% (effective July 1, 2024 as it deemed this to be a reasonable rate based on, among other factors, such NEO’s responsibilities and the report from Aon, as it determined the salaries were not in line with market compensation.

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

As part of its engagement in the year ended December 31, 2024 described above, Aon also provided consulting services in connection with grants of equity awards to our executive officers. Aon reviewed annual long-term incentive grants at peer companies, as well as such grants made by companies in the broader market, based on a blend of Black-Scholes valuations and grants as a percentage of the applicable company’s capitalization. Following such consultation, the Compensation Committee is considering alternative models and equity vehicles for future equity-based grants.

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

Say-on-Pay Vote

Our stockholders approved, on an advisory basis, our executive compensation program at our annual meeting of stockholders held on August 1, 2024. Over 90% of votes cast were voted “for” the compensation of our named executive officers as described in the proxy statement for last year’s annual meeting of stockholders. The Compensation Committee did not specifically rely on the results of the prior vote in making any compensation-related decisions during the year ended December 31, 2024.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation earned by our NEOs for the years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (1)(2)	RSUs and PSUs Awards ($) (3)	All Other Compensation ($) (1)(4)	Total ($)
Nadav Kidron	2024	540,145	270,767	1,224,760	62,017	2,097,689
President, Chief Executive Officer and Chairman	2023	462,988	242,576	904,920	48,738	1,659,222

Dr. Miriam Kidron	2024	408,104	155,291	951,545	19,607	1,534,547
Chief Scientific Officer and director(5)	2023	347,405	139,123	605,480	17,423	1,109,431

Avraham Gabay (6)	2024	119,925	49,623	450,084	28,583	648,215
Chief Financial Officer

(1)	Amounts paid for Salary, Bonus and All Other Compensation that were originally denominated in NIS were translated into U.S. Dollars at the then average exchange rate for the period.

(2)	Bonuses were granted at the discretion of the Compensation Committee.

(3)

For RSU and performance stock unit, or PSU, awards, the amounts reflect the grant date fair value, as calculated pursuant to ASC Topic 718 “Compensation–Stock Compensation.” The assumptions used to determine the fair value of the RSU awards are set forth in note 10 to our audited consolidated financial statements. Our NEOs will not realize the value of these awards in cash unless and until the awards vest and the underlying shares are issued and subsequently sold.

On January 2, 2025, we granted 328,500 PSUs that shall veste upon at the earliest of (1) the closing of a JV transaction with HTIT; or (2) the repayment to us of the value of our principal investment in Scilex plus 10%. We modified 294,000 outstanding PSUs that were granted, adjusting the vesting criteria and performance targets. As of March 27, 2025, all PSUs that granted achieved the first updated performance target.

(4)	See “All Other Compensation Table” below.

(5)	Dr. Kidron receives compensation from Oramed Ltd. through KNRY, Ltd., or KNRY. See “—Employment and Consulting Agreements” below.

(6)	Mr. Gabay was appointed as Chief Financial Officer, effective June 18, 2024.

All Other Compensation Table

The “All Other Compensation” amounts set forth in the Summary Compensation Table above consist of the following:

Name	Year	Automobile- Related Expenses ($)	Manager’s Insurance (1)($)	Education Fund ($)	Total ($)
Nadav Kidron	2024	30,505	25,158	6,354	62,017
	2023	21,191	21,711	5,836	48,738

Dr. Miriam Kidron	2024	19,607	-	-	19,607
	2023	17,423	-	-	17,423

Avraham Gabay	2024	8,854	17,822	1,907	28,583

(1)	Manager’s insurance and education funds are customary benefits provided to employees based in Israel. Manager’s insurance is a combination of severance savings (in accordance with Israeli law), defined contribution tax-qualified pension savings and disability insurance premiums. An education fund is a savings fund of pre-tax contributions to be used after a specified period of time for educational or other permitted purposes.

Employment and Consulting Agreements

On July 1, 2008, Oramed Ltd. entered into a consulting agreement with KNRY whereby Dr. Miriam Kidron, through KNRY, provides services as Chief Scientific Officer of both the Company and Oramed Ltd., or the Miriam Kidron Consulting Agreement.

The Miriam Kidron Consulting Agreement is terminable by either party upon 140 days prior written notice. The agreement, as amended, provides that KNRY will be reimbursed for reasonable expenses incurred in connection with performance of the agreement. Pursuant to the agreement, each of KNRY and Dr. Miriam Kidron agreed that during the term of the agreement and for a 12-month period thereafter, none of them will compete with Oramed Ltd. nor solicit employees of Oramed Ltd. Starting January 1, 2024, Dr. Miriam Kidron receives a monthly consulting fee of NIS 117,040. Effective as of July 1, 2024, the monthly consulting fee is NIS 134,550.

Effective November 1, 2022, the Company entered into a consulting agreement with Shnida Ltd., whereby Nadav Kidron, through Shnida Ltd., provides services as President and Chief Executive Officer of the Company. The agreement is terminable by either party upon 140 days prior written notice. The agreement provides that Shnida Ltd. will be reimbursed for reasonable expenses incurred in connection with performance of the agreement. Effective as of January 1, 2024, Nadav Kidron receives a monthly consulting fee of NIS 96,825. Effective as of July 1, 2024, the monthly consulting fee is NIS 111,349. Pursuant to the agreement, Shnida Ltd. and Nadav Kidron each agree that during the term of the agreement and for a 12-month period thereafter, none of them will compete with the Company nor solicit employees of the Company.

In addition, we, through Oramed Ltd., have entered into an employment agreement with Nadav Kidron, effective as of November 1, 2022, pursuant to which, effective as of January 1, 2024, Mr. Kidron receives gross monthly salary of NIS 51,591 in consideration for his services as President and Chief Executive Officer of Oramed Ltd. Effective as of July 1, 2024, Mr. Kidron receives gross monthly salary of NIS 59,330 in consideration for his services as President and Chief Executive Officer of Oramed Ltd. In addition, Mr. Kidron is provided with a phone and a company car pursuant to the terms of his agreement.

We, through Oramed Ltd., have entered into an employment agreement with Avraham Gabay as of June 6, 2024, pursuant to which Mr. Gabay was appointed as Chief Financial Officer, Treasurer and Secretary of the Company and Oramed Ltd., effective June 18, 2024. In accordance with the employment agreement, as amended, Mr. Gabay’s current gross monthly salary is NIS 68,000, and he will be provided with a company car allowance pursuant to the terms of his agreement.

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

Policy Relating to Recovery of Erroneously Awarded Compensation

Our Board has adopted an executive compensation clawback policy, administered by our Compensation Committee, which provides for the recoupment (or clawback) from current and former executive officers of certain compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under the federal securities laws of the United States. In the event the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material non-compliance with any financial reporting requirement under the securities laws, the Compensation Committee will require prompt reimbursement or forfeiture of any excess incentive compensation (as defined in the clawback policy) received by any covered executive officer during the three completed years immediately preceding the date on which the Company is required to prepare an accounting restatement.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2024

The following table sets forth information concerning stock options and stock awards held by the NEOs as of December 31, 2024.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of shares that have not vested (#)		Market value of shares that have not vested ($)
Nadav Kidron	49,000	(1)	-		7.77	6/30/27
	97,000	(2)	-		8.14	1/31/28
	196,500	(3)(4)	-		3.16	2/26/29
	190,000	(5)	-		4.80	1/8/30
	150,000	(6)			10.40	2/3/31
	53,500	(7)	53,500	(7)	13.89	1/3/32
	116,127	(8)			3.91	9/17/32
							792,082	(11)(12)(13)(14)(15)(16)	1,916,838

Dr. Miriam Kidron	69,999	(17)	-		7.77	6/30/27
	47,000	(18)	-		8.14	1/31/28
	104,000	(19)(4)	-		3.16	2/26/29
	100,000	(20)			4.80	1/8/30
	100,000	(21)			10.40	2/3/31
	36,000	(22)	36,000	(22)	13.89	1/3/32
	32,079	(23)			3.91	9/17/32
							570,085	(24)(25)(26)(27)(29)(30)	1,379,606

Avraham Gabay							174,040	(31)(32)	421,177

(1)	On June 30, 2017, 147,000 options were granted to Nadav Kidron under the 2008 Plan at an exercise price of $7.77 per share; 49,000 of such options vested on December 31, 2017 and the remainder vested in two equal installments of 49,000 on each of December 31, 2018 and December 31, 2019, subject to the Company share price reaching the target of $9.50 and $12.50 per share, respectively. The options expire on June 30, 2027. As of December 31, 2021, 98,000 of these options were forfeited.

(2)	On January 31, 2018, 97,000 options were granted to Nadav Kidron under the 2008 Plan at an exercise price of $8.14 per share; 97,000 of such options vested in four equal installments of 24,250 on each of January 1, 2019, January 1, 2020, January 1, 2021 and January 1, 2022. The options expire on January 31, 2028.

(3)	On February 26, 2019, 196,500 options were granted to Nadav Kidron under the 2008 Plan at an exercise price of $3.16 per share; 196,500 of such options vested in four equal installments of 49,125 on each of December 31, 2019, December 31, 2020, December 31, 2021 and December 31, 2022. The options expire on February 26, 2029. For additional information, see footnote 5 below.

(4)	On September 11, 2019, these options were canceled and re-granted under the 2019 Plan in the same amounts and under the same terms as the original grants.

(5)	On January 8, 2020, 190,000 options were granted to Nadav Kidron under the 2019 Plan at an exercise price of $4.80 per share. 190,000 of the options vested in four equal installments of 47,500 on each of December 31, 2020, December 31, 2021, December 31, 2022 and December 31, 2023. The options expire on January 8, 2030.

(6)	On February 3, 2021, 150,000 options were granted to Nadav Kidron under the 2019 Plan at an exercise price of $10.40 per share. 112,500 of the options vested in four equal installments of 37,500 on each of December 31, 2021, December 31, 2022 and December 31, 2023, and December 31, 2024. The options expire on February 3, 2031.

(7)	On January 3, 2022, 107,000 options were granted to Nadav Kidron under the 2019 Plan at an exercise price of $13.89 per share. 53,500 options vested in two equal installments of 26,750 on each of January 1, 2023, January 1, 2024, and the remainder shall vest in two equal installments of 26,750 on January 1, 2025 and January 1, 2026. The options expire on January 3, 2032.

(8)	On September 18, 2022, 116,127 options were granted to Nadav Kidron under the Oravax Medical Inc. 2021 Long-Term Incentive Plan at an exercise price of $3.91 per share. 116,127 of the options vested in four installments on each of September 18, 2022, December 31, 2022, December 31, 2023 and December 31, 2024. The options expire on September 17, 2032.

(9)	On November 13, 2014, 9,788 RSUs, representing a right to receive shares of the Company’s common stock, were granted to Nadav Kidron. The RSUs vested in two equal installments, each of 4,894 shares, on November 30 and December 31, 2014. The shares of common stock underlying the RSUs will be issued upon request of the grantee.

(10)	On February 23, 2015, 79,848 RSUs, representing a right to receive shares of the Company’s common stock, were granted to Nadav Kidron. The RSUs vested in 23 installments consisting of one installment of 6,654 shares on February 28, 2015 and 22 equal monthly installments of 3,327 shares each, commencing March 31, 2015. The shares of common stock underlying the RSUs will be issued upon request of the grantee.

(11)	On February 3, 2021, 300,000 RSUs, representing a right to receive shares of the Company’s common stock, were granted to Nadav Kidron. 100,000 RSUs vested on August 31, 2021 and the remainder shall vest per the following: 100,000 shares shall vest upon our common stock achieving a specified price per share, and 100,000 shall vest upon our achievement of certain business objectives.

(12)	On January 3, 2022, 63,000 RSUs representing a right to receive shares of the Company’s common stock were granted to Nadav Kidron. The RSUs vested in two equal installments, each of 15,750 shares on January 1, 2023 and on January 1, 2024. The shares of common stock underlying the RSUs will be issued upon request of the grantee. The remainder shall vest in two equal installments of 15,750 on each of January 1, 2025 and January 1, 2026.

(13)	On July 28, 2022, 126,000 RSUs representing a right to receive shares of the Company’s common stock were granted to Nadav Kidron. 42,000 RSUs vested on January 1, 2024. The shares of common stock underlying the RSUs will be issued upon request of the grantee. The remainder shall vest in two equal installments of 42,000 on each of January 1, 2025 and January 1, 2026.

(14)	On April 17, 2023, 279,000 RSUs representing a right to receive shares of the Company’s common stock were granted to Nadav Kidron. 162,750 RSUs vested in seven equal quarterly installments of 23,250 starting May 1, 2023 and the remainder of 116,250 shall vest in five equal quarterly installments of 23,250 starting February 1, 2025.

(15)	On January 4, 2024, 329,000 RSUs representing a right to receive shares of the Company’s common stock were granted to Nadav Kidron. 109,668 RSUs vested in twelve equal quarterly installments of 27,417 starting January 8, 2024.

(16)	On January 4, 2024, 141,000 PSUs representing a right to receive shares of the Company’s common stock were granted to Nadav Kidron. The total amount of the PSUs shall vest when the closing price per share of Common Stock of the Company on the Nasdaq Capital Market reaches an average of $4.00 over any 10-trading day period. The total fair value of these PSUs on the date of grant was $691, using the Monte-Carlo model, based on the quoted closing market share price of $2.39 on the Nasdaq Capital Market on the date of grant.

(17)	On June 30, 2017, 69,999 options were granted to Dr. Miriam Kidron under the 2008 Plan at an exercise price of $7.77 per share; Such options vested in three equal installments of 23,333 on each of December 31, 2017, December 31, 2018 and December 31, 2019. The options have an expiration date of June 30, 2027.

(18)	On January 31, 2018, 47,000 options were granted to Dr. Miriam Kidron under the 2008 Plan at an exercise price of $8.14 per share; 47,000 of such options vested in four equal installments of 11,750 on each of January 1, 2019, January 1, 2020, January 1, 2021 and January 1, 2022. The options expire on January 31, 2028.

(19)	On February 26, 2019, 104,000 options were granted to Dr. Miriam Kidron under the 2008 Plan at an exercise price of $3.16 per share; 104,000 of such options vested in four equal installments of 26,000 on each of December 31, 2019, December 31, 2020, December 31, 2021 and December 31, 2022. The options expire on February 26, 2029. For additional information, see footnote 4 above.

(20)	On January 8, 2020, 100,000 options were granted to Dr. Miriam Kidron under the 2019 Plan at an exercise price of $4.80 per share. 100,000 of the options vested in four equal installments of 25,000 on each of December 31, 2020, December 31, 2021, December 31, 2022 and December 31, 2023. The options expire on January 8, 2030.

(21)	On February 3, 2021, 100,000 options were granted to Dr. Miriam Kidron under the 2019 Plan at an exercise price of $10.40 per share. 100,000 of such options vested in four equal installments of 25,000 on each of December 31, 2021, December 31, 2022 and December 31, 2023 and December 31, 2024. The options expire on February 3, 2031.

(22)	On January 3, 2022, 72,000 options were granted to Dr. Miriam Kidron under the 2019 Plan at an exercise price of $13.89 per share. 36,000 of such options vested in two equal installments of 25,000 on each of January 1, 2023 and January 1, 2024. The remaining 36,000 of the options shall vest in two equal installments of 25,000 on each of January 1, 2025 and January 1, 2026. The options expire on January 3, 2032.

(23)	On September 18, 2022, 32,079 options were granted to Dr. Miriam Kidron under the Oravax Medical Inc. 2021 Long-Term Incentive Plan at an exercise price of $3.91 per share. 32,079 of the options vested in four installments on each of September 18, 2022, December 31, 2022, December 31, 2023 and December 31, 2024. The options expire on September 17, 2032.

(24)	On February 3, 2021, 200,000 RSUs, representing a right to receive shares of the Company’s common stock, were granted to Dr. Miriam Kidron. 66,666 RSUs vested in one installment on August 31, 2021 and the remainder shall vest per the following: 66,667 shares shall vest upon our common stock achieving a specified price per share, and 66,667 shall vest upon our achievement of certain business objectives.

(25)	On January 3, 2022, 42,000 RSUs representing a right to receive shares of the Company’s common stock were granted to Dr. Miriam Kidron. 21,000 vested on two equal installments of 10,500 on each of January 1, 2023 and January 1, 2024. The remaining 21,500 shall vest in two equal installments of 10,500 on each of January 1, 2025 and January 1, 2026.

(26)	On July 28, 2022, 84,000 RSUs representing a right to receive shares of the Company’s common stock were granted to Dr. Miriam Kidron. 28,000 vested on one installment on January 1, 2024. The remaining 56,000 shall vest in two equal installments of 28,000 on each of January 1, 2025 and January 1, 2026.

(27)	On April 17, 2023, 213,000 RSUs representing a right to receive shares of the Company’s common stock were granted to Dr. Miriam Kidron. 124,249 RSUs vested in seven equal quarterly installments of 17,750 starting May 1, 2023 and the remainder of 88,751 shall vest in five equal quarterly installments of 17,750 starting February 1, 2025. The shares of common stock underlying the RSUs will be issued upon request of the grantee.

(28)	On April 17, 2023, 53,500 performance-based RSUs representing a right to receive shares of the Company’s common stock were granted to Dr. Miriam Kidron. 120,000 RSUs vested in one installment on May 26, 2023, upon our common stock achieving a specified price per share. The shares of common stock underlying the RSUs will be issued upon request of the grantee.

(29)	On January 4, 2024, 295,500 RSUs representing a right to receive shares of the Company’s common stock were granted to Dr. Miriam Kidron. The RSUs vested in twelve equal quarterly installments of 24,625 starting January 8, 2024. The shares of common stock underlying the RSUs will be issued upon request of the grantee.

(30)	On January 4, 2024, 74,000 PSUs representing a right to receive shares of the Company’s common stock were granted to Dr. Miriam Kidron. The total amount of the PSUs shall vest when the closing price per share of Common Stock of the Company on the Nasdaq Capital Market reaches an average of $4.00 over any 10-trading day period. The total fair value of these PSUs on the date of grant was $691, using the Monte-Carlo model, based on the quoted closing market share price of $2.39 on the Nasdaq Capital Market on the date of grant.

(31)	On June 21, 2024, 140,040 RSUs representing a right to receive shares of the Company’s common stock were granted to Avraham Gabay. 93,360 shall vest in one installment on June 18, 2026 and 46,680 shall vest in four equal quarterly installments of 11,670 starting September 18, 2026.

(32)	On June 20, 2024, the Company granted 34,000 PSUs representing a right to receive shares of the Company’s common stock to Avraham Gabay. The total amount of the PSUs shall vest upon the later of (i) June 18, 2026 and (ii) when the closing price per share of Common Stock of the Company on the Nasdaq Capital Market reaches an average of $4.00 over any 10-trading day period. The total fair value of these PSUs on the date of grant was $73, using the Monte-Carlo model, based on the quoted closing market share price of $2.21 on the Nasdaq Capital Market on the date of grant.

On January 2, 2025, we granted 1,023,000 RSUs representing a right to receive shares of the Company’s common stock to the Company’s executive officers. The total amount of the RSUs shall vest in equal quarterly installments of approximately 85,249 over a three year period starting with the first quarterly vesting on January 1, 2025. Also on January 2, 2025, we granted 328,500 PSUs representing a right to receive shares of the Company’s common stock to our executive officers. The total amount of the PSUs shall vest upon at the earliest of (1) the closing of OraTech transaction with HTIT; or (2) the repayment to the Company of the value of its principal investment in Scilex plus 10%. The total fair value of these PSUs on the date of grant was $792 based on the quoted closing market share price of $2.41 on the Nasdaq Capital Market on the date of grant. As of March 27, 2025, all PSUs that were granted to the Company’s executive officers achieved the first updated performance target.

DIRECTOR COMPENSATION

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who is not an executive officer during the year ended December 31, 2024:

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards (1)(2)($)	Option Awards (1)(2)($)	All Other Compensation ($)	Total ($)
Daniel Aghion(6)	39,645	94,992	-	-	134,637
Dr. Arie Mayer	41,963	93,987	-	-	135,950
Yehuda Reznik(3)	29,537	71,091	-	-	100,628
Yadin Rozov(5)	1,913	92,780	-	-	94,693
Leonard Sank	41,117	93,987	-	-	135,104
Benjamin Shapiro	30,000	83,817	-	-	113,817

(1)	As of December 31, 2024, our non-employee directors then in office held options to purchase shares of our common stock and RSUs as follows:

Name of Director	Aggregate Number of Shares Underlying Stock Awards	Aggregate Number of Shares Underlying Option Awards
Daniel Aghion(6)	32,204	-
Dr. Arie Mayer(4)	55,831	45,398
Yehuda Reznik(3)	25,314	15,398
Yadin Rozov(5)	-	-
Leonard Sank	55,831	46,773
Benjamin Shapiro	39,600	-

(2)	The amounts reflect the grant date fair value, as calculated pursuant to ASC 718, of these option awards. The assumptions used to determine the fair value of the option awards are set forth in note 10 to our audited consolidated financial statements included in the Annual Report. Our directors will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.

(3)	Mr. Reznik joined the Board effective on April 1, 2024.

(4)	Includes 15,398 option awards granted by Oravax for Dr. Mayer’s service as a member of the Board of Directors of Oravax.

(5)	Mr. Rozov resigned from the Board on January 17, 2024 and forfeited his unvested RSUs and Options.

(6)	Mr. Aghion joined the Board on January 1, 2024.

Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board. Based on a report provided to the Compensation Committee by Aon in 2023, effective as of January 1, 2024, each independent director is entitled to receive as remuneration for his or her service as a member of the Board a sum equal to $30,000 and a grant of 5,070 RSUs per annum. The Chairman of our Board is entitled to receive an additional sum equal to $25,500, other than if the Chairman is an executive officer. The members of our Audit Committee are each entitled to receive an additional sum equal to $6,000 and a grant of 2,230 RSUs. The members of our Compensation Committee are each entitled to receive an additional sum equal to $4,500 and a grant of 1,520 RSUs. The members of our Nominating Committee are each entitled to receive an additional sum equal to $4,000 and a grant of 505 RSUs. All cash remuneration is to be paid quarterly after the close of each quarter. The RSUs vest on April 1, July 1, October 1 and January 1 of each year, subject to Compensation Committee approval each year. Our executive officers did not receive additional compensation for service as directors. The Board may award special remuneration to any director undertaking any special services on behalf of us other than services ordinarily required of a director.

On January 2, 2025 the Compensation Committee, approved that in addition to the current annual compensation for the board members, a flat cash fee of $500 per meeting will be paid to each director for attendance at every meeting beyond six meetings per year, and an additional $2,000 in cash will be paid to each director per meeting of over three hours which he or she attends, regardless of the number of meetings.

Other than as described above, we have no present formal plan for compensating our directors for their service in their capacity as directors. Other than indicated above, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments during the year ended December 31, 2024. In addition, during 2024 the directors granted an aggregate of 142,500 RSUs that will vest in three equal annual installments starting January 1, 2025.

The Company’s Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not have any formal policy that requires the Company to grant, or avoid granting, equity-based compensation at certain times. We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. The timing of any equity grants to executive officers or directors in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date).

During the year ended December 31, 2024, there were no equity grants made to our executive officers during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Stock Option Plans

Our Board adopted the 2008 Plan and the 2019 Plan in order to attract and retain quality personnel.

The 2008 Plan, which is no longer utilized for new grants, provided for the grant of stock options, restricted stock, RSUs, and stock appreciation rights, collectively referred to as “awards.” Under the 2008 Plan, as amended, 2,400,000 shares were reserved for the grant of awards. As of December 31, 2024, options with respect to 2,287,989 shares had been granted, of which 275,673 had been forfeited, 308,804 had been exercised and 1,420,504 have expired. As of December 31, 2024, 525,824 RSUs had been granted, none of them have vested and the shares of common stock underlying those RSUs have not been issued and 34,118 have been forfeited.

The 2019 Plan provides for the grant of stock options, restricted stock, RSUs, and stock appreciation rights, collectively referred to as “awards.” Under the 2019 Plan, 1,000,000 shares were initially reserved for the grant of awards. On June 29, 2020, and August 3, 2020, respectively, our Board and stockholders approved to amend and restate the 2019 Plan, the principal change being an increase in the number of shares of common stock available under the 2019 Plan from 1,000,000 shares to 3,000,000 shares. On June 30, 2022, our Board and stockholders approved to amend and restate the 2019 Plan, the principal change being an increase in the number of shares of common stock available under the 2019 Plan from 3,000,000 shares to 7,500,000 shares. Stock options granted under the 2019 Plan may be either incentive stock options under the provisions of Section 422 of the Code, or non-qualified stock options. Under the amended 2019 Plan, 7,500,000 shares are reserved for the grant of awards, which may be issued at the discretion of our Board from time to time. As of December 31, 2024, options with respect to 1,863,646 shares have been granted, of which 282,043 had been forfeited, 66,978 had been exercised and none of them were expired. As of December 31, 2024, 4,808,060 RSUs had been granted, of which 290,125 have vested and the shares of common stock underlying those RSUs have not been issued and 808,196 have been forfeited. Since the Company had granted options during the time after the 2008 Plan allegedly terminated, and out of an abundance of caution, the Company canceled these grants and re-granted certain of the options under 2019 Plan in the same amounts and under the same terms as the original grants.

The following table sets forth additional information with respect to our equity compensation plans as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, RSUs and rights (a)	Weight- average exercise price of outstanding options, RSUs and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,947,562	$2.80	2,148,993
Equity compensation plans not approved by security holders	-	-	-
Total	3,947,562	$2.80	2,148,993

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 27, 2025 by: (1) each person who is known by us to own beneficially more than 5% of our common stock; (2) each of our current directors; (3) each of our NEOs; and (4) all of our directors and executive officers as a group. On such date, we had 40,850,455 shares of common stock outstanding.

As used in the table below and elsewhere in this form, the term “beneficial ownership” with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the 60 days following March 27, 2025. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, (1) each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity and (2) the address of each of the individuals named below is: c/o Oramed Pharmaceuticals Inc., 1185 Avenue of the Americas, Third Floor, New York, New York 10036.

Name and Address of Beneficial Owner	Number of Shares		Percentage of Shares Beneficially Owned
Nadav Kidron #+	3,193,699	(1)	7.6%
Dr. Miriam Kidron #+	1,256,332	(2)	3.0%
Avraham Gabay+	137,340	(3)	*
Dr. Daniel Aghion #	18,820		*
Dr. Arie Mayer #	90,634	(4)	*
Yehuda Reznik#	15,560		*
Leonard Sank #	109,294	(5)	*
Benjamin Shapiro #	1,930,070	(6)	4.7%

All current executive officers and directors, as a group (nine persons)	7,533,336	(7)	18.2%

Greater than 5% holders
BML Investment Partners, L.P.	2,643,907	(8)	6.6%

*	Less than 1%

#	Director

+	NEO

(1)	Includes 953,884 shares of common stock issuable upon the exercise of outstanding stock options, 86,791 shares of common stock issuable upon the vesting of RSUs. Mr. Nadav’s beneficial ownership includes the 218,603 shares of common stock held by Xiaopeng Li, a former director of the Company, over which he holds a proxy.

(2)	Includes 474,999 shares of common stock issuable upon the exercise of outstanding stock options, 59,625 shares of common stock issuable upon the vesting of RSUs, and 610,917 shares of common stock underlying vested RSUs that are issuable upon request.

(3)	Includes 15,666 shares of common stock issuable upon the vesting of RSUs.

(4)	Includes 27,500 shares of common stock issuable upon the exercise of outstanding stock options and 2,500 shares of common stock issuable upon the vesting of RSUs.

(5)	Includes 44,273 shares of common stock issuable upon the exercise of outstanding stock options and 2,500 shares of common stock issuable upon the vesting of RSUs.

(6)	Includes 1,666 shares of common stock issuable upon the vesting of RSUs.

(7)	Includes 1,677,656 shares of common stock issuable upon the exercise of options beneficially owned by the referenced persons, 208,997 shares of common stock issuable upon the vesting of RSUs and 610,917 shares of common stock underlying vested RSUs that are issuable upon request.

(8)	Based on Schedule 13G/A, filed on February 13, 2025. BML Investment Partners, L.P. is a Delaware limited partnership whose sole general partner is BML Capital Management, LLC. The managing member of BML Capital Management, LLC is Braden M. Leonard. As a result, Braden M. Leonard is deemed to be the indirect owner of the shares held directly by BML Investment Partners, L.P. Despite such shared beneficial ownership, the reporting persons disclaim that they constitute a statutory group within the meaning of Rule 13d-5(b)(1) of the Exchange Act. The address of BML Investment Partners, L.P. is 65 E Cedar, Suite 2 Zionsville, IN 46077.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the years ended December 31, 2024 and 2023, except for compensation arrangements described elsewhere herein, we did not participate in any transaction, and we are not currently participating in any proposed transaction, or series of transactions, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons had, or will have, a direct or indirect material interest.

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

The Board has determined that Dr. Daniel Aghion, Dr. Arie Mayer, Yehuda Reznick, Leonard Sank and Benjamin Shapiro are independent as defined under the rules promulgated by Nasdaq.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed by Kesselman & Kesselman, Certified Public Accountants (Isr.), a member of PricewaterhouseCoopers International Limited, independent registered public accounting firm, for services rendered to us during the years ended December 31, 2024 and 2023:

	2024	2023
Audit Fees(1)	$124,882	$132,501
Audit-Related Fees(2)	1,500	1,500
Tax Fees(3)	17,986	31,363
All Other Fees	-	-
Total Fees	$144,368	$165,364

(1)	Amount represents fees paid for professional services for the audit of our consolidated financial statements, review of our interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Represents fees paid for services rendered in connection with the IIA requirements.

(3)	Represents fees paid for tax consulting services.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Index to Financial Statements

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB name: Kesselman & Kesselman C.P.A.s, PCAOB ID: 1309 and Auditor Location: Tel Aviv, Israel)	F-1

CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets	F-3
Consolidated Statements of Comprehensive Income (Loss)	F-4
Consolidated Statements of Changes in Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated financial Statements	F-7 - F-43

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Oramed Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oramed Pharmaceuticals Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive income (loss), changes in equity and cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Investments at fair value

As described in Note 4 to the consolidated financial statements, the Company has approximately $34,808 thousand investments at fair value recorded as of December 31, 2024 relating to Tranche A note, Tranche B note, warrants and royalty purchase agreement payment issued to the Company by Scilex Holding Company. Management applied significant judgment in estimating the fair value of the investments recorded, which also impacted the results of operations of the Company by approximately $4,359 thousand for the change in fair value of such investments in the year ended December 31, 2024. The fair value estimation involved the use of significant estimates and assumptions with respect to the repayment dates and amounts of the notes and royalties.

The principal considerations for our determination that performing procedures relating to investments at fair value is a critical audit matter are (i) the high degree of auditor judgment and subjectivity in performing procedures relating to the fair value measurement of the investments recorded, due to significant judgment by management when developing the estimate; (ii) significant audit effort in evaluating the significant assumptions relating to the repayment dates and amounts of the notes and royalties; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) reading the related agreements and (ii) testing management’s process for estimating the fair value of the investments. Testing management’s process included evaluating the appropriateness of the valuation methods, testing the completeness and accuracy of the data provided by management, and evaluating the reasonableness of significant assumptions related to the repayment dates and amounts of the notes and royalties. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s models.

/s/ Kesselman & Kesselman

Certified Public Accountants (Isr.)

A member firm of PricewaterhouseCoopers International Limited

Tel Aviv, Israel

March 27, 2025

We have served as the Company’s auditor since 2008.

Kesselman & Kesselman, 146 Derech Menachem Begin St. Tel-Aviv 6492103, Israel,
P.O Box 50005 Tel-Aviv 6150001 Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

ORAMED PHARMACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS
In thousands (except share and per share data)

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,420	$9,055
Short-term deposits (note 2)	55,281	95,279
Marketable securities (note 3)	3,441	-
Investments at fair value (note 4)	28,788	57,713
Prepaid expenses and other current assets	1,291	537
Total current assets	143,221	162,584

LONG-TERM ASSETS:
Long-term deposits	2	7
Investments at fair value (note 4)	7,387	51,035
Marketable securities (note 3)	-	1,807
Other non-marketable equity securities (note 5)	3,524	3,524
Amounts funded in respect of employee rights upon retirement	32	27
Property and equipment, net	698	873
Operating lease right of use assets	414	694
Total long-term assets	12,057	57,967
Total assets	$155,278	$220,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses (note 6)	$5,140	$1,609
Short-term borrowings (note 7)	-	51,013
Payable to related parties (note 14b)	329	325
Operating lease liabilities	216	267
Total current liabilities	5,685	53,214

LONG-TERM LIABILITIES:
Long-term deferred revenues	4,000	4,000
Employee rights upon retirement	30	28
Provision for uncertain tax position (note 12f)	-	11
Operating lease liabilities	156	342
Other liabilities	60	63
Total long-term liabilities	4,246	4,444

COMMITMENTS (note 8)

EQUITY
EQUITY ATTRIBUTABLE TO COMPANY’S STOCKHOLDERS:
Common stock, $ 0.012 par value (60,000,000 authorized shares as of December 31, 2024 and December 31, 2023; 39,919,545 and 40,338,979 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively)	480	485
Additional paid-in capital	322,401	320,892
Accumulated deficit	(176,616)	(157,556)
Total stockholders’ equity	146,265	163,821
Non-controlling interests	(918)	(928)
Total equity	145,347	162,893
Total liabilities and equity	$155,278	$220,551

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
In thousands (except share and per share data)

	Year ended December 31,	Year ended December 31,
	2024	2023
REVENUES	$-	$1,340
RESEARCH AND DEVELOPMENT EXPENSES	(6,324)	(8,971)
SALES AND MARKETING	-	287
GENERAL AND ADMINISTRATIVE EXPENSES	(6,457)	(8,425)
OPERATING LOSS	(12,781)	(15,769)

INTEREST EXPENSES (note 11b)	(853)	(2,037)
FINANCIAL INCOME (EXPENSES), NET (note 11a)	(2,286)	22,894
INCOME (LOSS) BEFORE TAX EXPENSES	(15,920)	5,088
TAX EXPENSES	(3,183)	-
NET INCOME (LOSS)	$(19,103)	$5,088

NET INCOME (LOSS) ATTRIBUTABLE TO:
COMPANY’S STOCKHOLDERS	(19,060)	5,525
NON-CONTROLLING INTERESTS	(43)	(437)
NET INCOME (LOSS)	$(19,103)	$5,088

BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK	$(0.48)	$0.14
DILUTED INCOME (LOSS) PER SHARE OF COMMON STOCK	$(0.48)	$0.14

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK	40,828,380	40,315,068
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING DILUTED INCOME (LOSS) PER SHARE OF COMMON STOCK	40,828,380	40,566,901

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
in thousands

Attributable to Company’s Stockholders

			Additional		Total	Non-
	Common Stock		paid-in	Accumulated	stockholders’	controlling	Total
	Shares	$	capital	deficit	equity	interests	Equity
	In thousands
BALANCE AS OF JANUARY 1, 2024	40,339	485	320,892	(157,556)	163,821	(928)	162,893
STOCK-BASED COMPENSATION	618	7	3,991	-	3,998	-	3,998
STOCK-BASED COMPENSATION OF SUBSIDIARY	-		-	-	-	53	53
REPURCHASE AND RETIREMENT OF COMMON STOCK	(1,037)	(12)	(2,482)		(2,494)		(2,494)
NET LOSS				(19,060)	(19,060)	(43)	(19,103)
BALANCE AS OF DECEMBER 31, 2024	39,920	480	322,401	(176,616)	146,265	(918)	145,347

Attributable to Company’s Stockholders

			Additional		Total	Non-
	Common Stock		paid-in	Accumulated	stockholders’	controlling	Total
	Shares	$	capital	deficit	equity	interests	Equity
	In thousands
BALANCE AS OF JANUARY 1, 2023	39,564	476	314,417	(163,081)	151,812	(656)	151,156
SHARES ISSUED FOR SERVICES	3	*	9	-	9	-	9
ISSUANCE OF COMMON STOCK, NET	193	2	2,426	-	2,428	-	2,428
STOCK-BASED COMPENSATION	579	7	4,040	-	4,047	-	4,047
STOCK-BASED COMPENSATION OF SUBSIDIARY	-	-	-	-	-	165	165
NET INCOME (LOSS)	-	-	-	5,525	5,525	(437)	5,088
BALANCE AS OF DECEMBER 31, 2023	40,339	485	320,892	(157,556)	163,821	(928)	162,893

*	Represents an amount of less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

	Year ended December 31,	Year ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(19,103)	$5,088
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Depreciation	193	196
Exchange differences, accrued interest on deposits and held to maturity bonds	(2,700)	(2,172)
Changes in fair value of investments	7,413	(16,392)
Stock-based compensation	4,053	4,212
Shares issued for services	-	9
Funds in respect of employee rights upon retirement	(5)	(3)
Change in accrued interest on short-term borrowings to maturity	(1,463)	1,463
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(356)	852
Accounts payable, accrued expenses and related parties	3,525	(2,225)
Net changes in operating lease	43	8
Deferred revenues	-	(1,340)
Liability for employee rights upon retirement	2	7
Other liabilities	(14)	2
Total net cash used in operating activities	(8,412)	(10,295)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(18)	(254)
Purchase of short-term deposits	(54,450)	(91,369)
Proceeds from redemption of short-term deposits	97,152	109,760
Exercise of Closing Penny Warrants and Subsequent Penny Warrants	(65)	-
Long-term investments	(1,307)	(99,550)
Proceeds from long-term deposits	5	-
Proceeds from long-term investments	64,500	5,000
Proceeds from maturity of held to maturity securities	-	3,375
Total net cash provided by (used in) investing activities	105,817	(73,038)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	-	2,428
Repurchase and retirement of common stock	(2,484)	-
Loans received	-	99,550
Loans repaid	(49,550)	(50,000)
Tax withholdings related to stock-based compensation settlements	(2)	-
Total net cash provided by (used in) financing activities	(52,036)	51,978
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(4)	(54)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45,365	(31,409)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,055	40,464
CASH AND CASH EQUIVALENTS AT END OF YEAR	$54,420	$9,055

(A) SUPPLEMENTARY DISCLOSURE ON CASH FLOWS:
Interest paid	$2,316	$574
Interest received	$7,376	$5,156
(B) SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
2024 Refinancing Tranche A	(21,575)	-
2024 Refinancing Tranche B	25,000	-
Excise tax for repurchase and retirement of common stock	(10)	-
Recognition of operating lease right-of-use assets and liabilities	58	-
Derecognition of right-of-use asset	(26)	-
Derecognition of lease liability	23	-

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

On March 18, 2021, the Company entered into a license agreement with Oravax Medical Inc. (“Oravax”) and holds 63% of the issued and outstanding share capital of Oravax, on a fully diluted basis, as of the date of issuance. Consequently, Oramed consolidates Oravax in its consolidated financial statements since that time.

On July 1, 2024, the Company incorporated a wholly-owned subsidiary in Nevada, Oramed NewCo, Inc. (“OraTech”), which intends to serve as the company for the joint venture with Hefei Tianhui Biotech Co., Ltd. (“HTIT”), see note 15 (b)

On January 11, 2023, the Company announced that the ORA-D-013-1 Phase 3 trial did not meet its primary or secondary endpoints. As a result, the Company terminated this trial and a parallel Phase 3, ORA-D-013-2 clinical trial. As these results are considered a triggering event, the Company evaluated all of its long lived assets which include fixed assets and operating lease right-of-use assets in the first quarter of 2023 and concluded that no impairment was required.

In 2023, the Company completed an analysis of the data from the ORA-D-013-1 Phase 3 trial and found that subpopulations of patients with pooled specific parameters, such as body mass index (BMI), baseline HbA1c and age, responded well to oral insulin. These subsets exhibited an over 1% placebo adjusted, statistically significant, reduction in HbA1c. Based on this analysis, on September 12, 2024 the Company submitted protocol ORA-D-013-3 Phase 3 to focus on the subpopulations with the higher probability to show efficacy. The Company intends to initiate a study during 2025. Moreover, the Company is examining its existing pipeline and has commenced an evaluation process of potential strategic opportunities, with the goal of enhancing value for the Company’s stockholders.

See note 4 regarding 2023 Scilex Transaction and 2024 Refinancing.

See note 7 regarding Short-Term Borrowings.

See note 15 regarding JV Supplemental Agreement.

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

e.	Repurchase and retirement of common stock

The Company debited the common stock account by the par value of the shares retired and allocated the excess of the repurchase price over the par value of the shares to additional paid in capital.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

f.	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

g.	Cash equivalents

The Company considers all short-term, highly liquid investments, which include short-term deposits with original maturities of three months or less from the date of purchase that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash, to be cash equivalents.

h.	Fair value measurement:

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

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

h.	Fair value measurement (continued):

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Marketable Securities
DNA	424	-	-	424
Entera	248	-	-	248
Scilex	2,769	-	-	2,769
Subsequent Penny Warrants (see note 4)	-	2,772	-	2,772
Warrants Note B (see note 4)	-	-	548	548
Tranche A Note (see note 4)	-	-	13,714	13,714
Tranche B Note (see note 4)	-	-	15,798	15,798
Royalty Purchase Agreement (see note 4)	-	-	1,976	1,976
Profit Sharing Loan Agreement (see note 4 (e))	-	-	1,367	1,367
	$3,441	$2,772	$33,403	$39,616

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets:
Marketable Securities
DNA	297	-	-	297
Entera	70	-	-	70
Transferred Warrants (see note 4)	1,440	-	-	1,440
Closing Penny Warrant (see note 4)	-	9,180	-	9,180
Subsequent Penny Warrants (see note 4)	-	-	6,502	6,502
The Note (see note 4)	-	-	93,066	93,066
	$1,807	$9,180	$99,568	$110,555

As of December 31, 2024, and December 31, 2023, the carrying amounts of cash equivalents, short-term deposits, Short-Term Borrowings (as defined in Note 7), and accounts payable approximate their fair values due to the short-term maturities of these instruments.

The amounts funded in respect of employee rights are stated at cash surrender value which approximates its fair value.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

i.	Marketable securities

The Company measured the securities (investments in equity securities of DNA group (T.R.) Ltd. (“DNA”), Entera Bio Ltd. (“Entera”) and Scilex Holding Company (“Scilex”) at fair value, with changes in fair value recognized in earnings. The Company intends to exercise these investments during 2025, and has classified the marketable securities as short-term accordingly.

j.	Other non-marketable equity securities

The Company also invested in non-marketable equity securities, through an investment in a privately held company. This equity investment does not have a readily determinable fair value. The investment is measured under the measurement alternative in Accounting Standards Codification (“ASC”) 321 “Investments – Equity Securities” to the extent such an investment is not subject to consolidation or the equity method. Under the measurement alternative, this equity investment is carried at cost, less any impairment, adjusted for changes resulting from observable price changes in transactions for an identical or similar investment of the same issuer. The investment would be impaired in accordance with the provisions of ASC 820 “Fair Value Measurement” if, based on a qualitative assessment of impairment indicators, the fair value of the investment is less than its carrying amount. If considered impaired, the difference between the carrying amount and fair value would be recorded in the consolidated statement of income (loss). For further details, see note 5.

k.	Investments, at fair value

The Company invested in the Tranche A Note (as defined in note 4), Tranche B Note (as defined in note 4) (collectively the “Notes”), Penny Warrants and Royalty Purchase Agreement issued by Scilex, for which it has elected the fair value option. Under the Fair Value Option Subsections of ASC Subtopic 825-10, Financial Instruments – Overall, the Company has the irrevocable option to report financial assets at fair value on an instrument-by-instrument basis.

Scilex also issued to the Company the Note A Transferred Warrants and Note B Warrants (as defined in note 4) that meet the definition of a derivative under ASC 815 “Derivatives and Hedging”. Therefore, the Warrants will be measured at fair value initially and on every reporting period.

The Company entered into a loan agreement to finance a real estate project. The Company decided to designate the Profit Sharing Loan Agreement (as define in note 4) as a whole under the Fair-Value option in accordance with ASC Topic 825 “Financial Instruments”.

Changes in the fair value are recorded under financial income (expenses), net.

l.	Concentration of credit risks

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, short and long-term deposits, which are deposited in major financial institutions, Profit Sharing Loan Agreement, Royalty Purchase Agreement and the Notes. The Company is of the opinion that the credit risk in respect of these balances is remote, except for the Profit Sharing Loan Agreement, Royalty Purchase Agreement and the Notes for which the Company is of the opinion there is a credit risk, which is reflected in its fair value measurement (for further details, see note 4).

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

HTIT

On November 30, 2015, the Company entered into a Technology License Agreement, with HTIT and on December 21, 2015, the parties entered into an Amended and Restated Technology License Agreement that was further amended by the parties on June 3, 2016 and July 24, 2016 (the “HTIT License Agreement”).

As of December 31, 2024, an aggregate amount of $22,382 was allocated to the HTIT License Agreement, all of which were received through December 31, 2024. Through December 31, 2023, the Company recognized revenue associated with this agreement in the aggregate amount of $20,382, of which $1,340 was recognized in the year ended December 31, 2023, and deferred the remaining amount of $2,000, which is presented as long-term deferred revenues on the consolidated balance sheet. The Company did not recognize revenue related to the HTIT License Agreement in the year ended December 31, 2024. See note 15 regarding the JV Supplemental Agreement.

Medicox

On November 13, 2022, the Company entered into a distribution license agreement (“Medicox License Agreement”) with Medicox Co., Ltd. (“Medicox”). The Medicox License Agreement grants Medicox an exclusive license to apply for regulatory approval and distribute ORMD-0801 in the Republic of Korea. For further details, see note 8b.

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

The Company’s obligation to stand-ready and support Medicox will be recognized on a straight-line basis over the period the Company expects to provide support to Medicox. As of December 31, 2024, this support has not commenced, and no revenue was recognized from the Medicox License Agreement.

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

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

o.	Research and development

Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, stock-based compensation, employee benefits, the cost of supplies, the cost of services provided by outside contractors, including services related to the Company’s clinical trials, clinical trial expenses and the full cost of manufacturing drug for use in research and preclinical development. All costs associated with research and development are expensed as incurred.

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

p.	Stock-based compensation

Equity awards granted to employees are accounted for using the grant date fair value method. The grant date fair value is determined as follows: for stock options with an exercise price and only service conditions using the Black Scholes pricing model, for stock options and restricted stock units (“RSUs”) with market conditions using a Monte Carlo model and for RSUs with service conditions based on the grant date share price. The fair value of share based payment awards is recognized as an expense over the requisite service period. The expected term is the length of time until the expected dates of exercising the award and is estimated using the simplified method due to insufficient specific historical information of employees’ exercise behavior, unless the award includes a market condition, in which case the contractual term is used. The volatility is based on a historical volatility, by statistical analysis of the weekly share price for past periods. The Company elected to recognize compensation cost for awards granted to employees that have a graded vesting schedule using the accelerated method based on the multiple-option award approach. For awards with market conditions, compensation expense is not reversed if the market conditions are not satisfied.

The Company elects to account for forfeitures as they occur.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

q.	Income (loss) per share of common stock

Basic net earnings (loss) per common share are computed by dividing the net earnings (loss) attributable to stockholders for the period by the weighted average number of shares of common stock outstanding for each period, including vested RSUs. Outstanding stock options, warrants and unvested RSUs have been excluded from the calculation of the diluted loss per share for the year ended December 31, 2024 because all such securities are anti-dilutive for the year ended December 31, 2024.

For the diluted earnings per share calculation for the year ended December 31, 2023, the weighted average number of shares outstanding during the year is adjusted for the potential dilution that could occur in connection with employee share-based payment, using the treasury stock method. The difference in the denominator results from the dilutive impact of 251,833 RSUs.

The weighted average number of stock options, warrants and RSUs excluded from the calculation of diluted income (loss) per share was 4,582,421 and 1,227,506 for the years ended December 31, 2024 and December 31, 2023, respectively.

r.	Leases

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

The Company elected the practical expedient to not separate lease and non-lease components for all of its leases.

Lease terms will include options to extend or terminate the lease when it is reasonably certain that the Company will either exercise or not exercise the option to renew or terminate the lease.

The Company’s lease agreements have remaining lease terms ranging from 4 months to 2.5 years. Some of these agreements include options to extend the leases for up to an additional 5 years and some include options to terminate the leases immediately. See Note 8d.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

s.	New accounting pronouncements

Recently adopted accounting pronouncements

In November 2023, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07 “Segment Reporting: Improvements to Reportable Segment Disclosures.” This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280 “Segment Reporting”. The Company adopted this standard in the current period retrospectively to all prior periods presented in its financial statements, see note 13.

Recently issued accounting pronouncements, not yet adopted

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

In November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for years beginning after December 15, 2026, and interim periods within years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In thousands (except share and per share data)

NOTE 2 - SHORT-TERM DEPOSITS:

Composition:

	December 31,
	2024		2023
	Annual interest rate	Amount	Annual interest rate	Amount
Dollar deposits	5.65-5.75%	55,281	6.35-6.81%	$95,279

NOTE 3 - MARKETABLE SECURITIES:

a.	Composition:

The Company’s marketable securities include investments in equity securities of DNA, Entera and Scilex.

	December 31,
	2024	2023
Short-term:
DNA (see b below)	$424	$-
Entera (see c below)	248	-
Scilex (see d below)	2,769	-
	$3,441	-
Long-term:
DNA (see b below)	$-	$297
Entera (see c below)	-	70
Transferred Warrants (see note 4)	-	1,440
	$-	$1,807

b.	DNA

DNA’s ordinary shares are traded on the Tel Aviv Stock Exchange. The fair value of those securities is measured at the quoted prices of the securities on the measurement date.

During the years ended December 31, 2024 and 2023, the Company did not sell any of DNA’s ordinary shares. As of December 31, 2024, the Company owns approximately 1.4% of DNA’s outstanding ordinary shares.

The cost of the securities as of both December 31, 2024 and 2023 was $595.

c.	Entera

Entera ordinary shares have been traded on the Nasdaq Capital Market since June 28, 2018. The Company measures the investment at fair value from such date, since it has a readily determinable fair value.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In thousands (except share and per share data)

NOTE 3 - MARKETABLE SECURITIES (continued):

d.	Scilex

Scilex ordinary shares are traded on the Nasdaq Capital Market. The fair value of those securities is measured at the quoted prices of the securities on the measurement date.

On November 4, 2024 the Company exercised 6,500,000 of the Penny Warrant to shares. (for more details, see note 4).

NOTE 4 - INVESTMENTS, AT FAIR VALUE:

2023 Scilex Transaction and 2024 Refinancing

2023 Scilex Transaction

On September 21, 2023, the Company entered into and consummated the transactions (collectively, the “2023 Scilex Transaction”) contemplated by a securities purchase agreement with Scilex, pursuant to which Scilex issued to the Company:

a.	A senior secured promissory note (the “Tranche A Note”), with a principal amount of $101,875, maturing on March 21, 2025 and bearing interest of SOFR plus 8.5%, payable in-kind. Scheduled principal payments are due on December 21, 2023, March 21, 2024, June 21, 2024, September 21, 2024, and December 21, 2024, with the balance due on March 21, 2025. In January 2025, the Company extended Tranche A Note maturity from March 21, 2025 to December 31, 2025. As per the Tranche A Note terms, if the Tranche A Note is not repaid in full on or prior to March 21, 2024, an exit fee of $3,056 is due. Since the Tranche A Note was not repaid by that date, the Company is entitled to the above-mentioned exit fee at the maturity date of the Tranche A Note. As of December 31, 2024, Scilex has repaid $69,200 of the amount due under the Tranche A Note. See the description of the Extension Agreement (as defined below).

The Tranche A Note constitutes senior secured indebtedness of Scilex and is guaranteed by all existing or future formed, direct and indirect, domestic subsidiaries of Scilex and is secured by a first priority security interest in and liens on all of the assets of Scilex, subject to customary and mutually agreed permitted liens and except for certain specified exemptions.

b.

Warrants to purchase up to 4,500,000 shares of Scilex common stock with an exercise price of $0.01 per share (the “Closing Penny Warrants”) and four additional warrants (the “Subsequent Penny Warrants”) each for 2,125,000 shares of Scilex common stock with an exercise price of $0.01 per share. The Closing Penny Warrants were vested on September 21, 2023, and each of the Subsequent Penny Warrants vested quarterly during 2024. The Closing Penny Warrants and the Subsequent Penny Warrants shall become exercisable on the earliest of (i) March 14, 2025 and (ii) the date on which the Tranche A Note has been repaid in full.

As of December 31, 2024, 4,500,000 Closing Penny Warrants were vested according to the terms of Tranche A Note, 8,500,000 Subsequent Penny Warrants were vested according to the terms of the Tranche A Note and as per the Extension Agreement (as defined below).

According to the Extension Agreement (as defined below), 4,500,000 Closing Penny Warrants and 2,000,000 Subsequent Penny Warrants have become exercisable.

On October 30, 2024, the Company exercised 4,500,000 Closing Penny Warrants and 2,000,000 Subsequent Penny Warrants that were exercisable at such time. As a result the Company holds 6,500,000 shares of common stock of Scilex.

c.	Transferred warrants (the “Transferred Warrants”) to purchase 4,000,000 shares of Scilex common stock with an exercise price of $11.50 per share, fully exercisable and expiring on November 10, 2027. On September 20, 2024, the Company sold the Transferred Warrants for consideration of $300 (see below). As a result, as of December 31, 2024 the Company does not hold any Transferred Warrants.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In thousands (except share and per share data)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

2023 Scilex Transaction and 2024 Refinancing (continued)

2023 Scilex Transaction (continued)

The Company accounted for the Transferred Warrants as derivatives measured at fair value.

The Company elected the fair value option for the Tranche A Note and the Penny Warrants in order to reduce operational complexity of bifurcating embedded derivatives. Changes in value are recorded under financial income (expense), net and include interest income on the Tranche A Note.

The valuation was performed based on several scenarios. Each scenario took into consideration the present value of the Tranche A Note’s cash flows (including the exit fee and the prepayment premium) and the Warrants’ value. The total value of the 2023 Scilex Transaction (and of each of its components) was valued on a weighted average of the different scenarios.

The discount rate of the Tranche A Note was based on the B- rating zero curve in addition to a risk premium which takes into account the credit risk of Scilex and ranged between 112% to 113%.

The fair value of the Transferred Warrants was based on their closing price on the Nasdaq Capital Market. The fair value of the Penny Warrants was calculated based on the closing price of the Scilex common stock on the Nasdaq Capital Market.

On September 20, 2024, the Company and Scilex entered into an extension agreement (the “Extension Agreement”) to extend the due date of the September 21, 2024 payment. Pursuant to the Extension Agreement, Scilex paid to the Company $2,000 on September 23, 2024, which payment is to be applied as follows: (i) $1,700 to the payment due under the Tranche A Note on March 21, 2025 and (ii) $300 to purchase the Transferred Warrants.

The table below represents the fair value composition of the Tranche Note A:

	December 31, 2024			December 31, 2023
	Short term	Long term	Total	Short term	Long term	Total
Tranche Note A	$13,714	-	$13,714	$57,713	$35,353	$93,066
Closing Penny Warrant	-	-	-	-	$9,180	$9,180
Subsequent Penny Warrants	$2,772	-	$2,772	-	$6,502	$6,502
Transferred Warrants	-	-	-	-	$1,440	$1,440
Total	$16,486	-	$16,486	$57,713	$52,475	$110,188

As of December 31, 2023, the fair value of the Tranche A Note was less than the aggregate unpaid principal balance (which includes interest payable on maturity) by $7,801.

As of December 31, 2024, the fair value of the Tranche A Note was less than the aggregate unpaid principal balance (which includes interest payable on maturity) by $8,114.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

2024 Refinancing

In October 2024, the Company entered into the transactions (collectively, the “2024 Refinancing”) pursuant to which Scilex issued to the Company:

a. Convertible Notes SPA

The Company entered into a securities purchase agreement (the “Convertible Notes SPA”) with certain institutional investors (together with the Company, the “Buyers”) and Scilex to refinance a portion of the Tranche A Note and pay off certain other indebtedness of Scilex. Pursuant to the Convertible Notes SPA, the Buyers purchased in a registered offering by Scilex (i) a new tranche B of senior secured convertible notes of Scilex in the aggregate principal amount of $50,000 (the “Tranche B Notes”) repayable on a quarterly basis for 2 years, which Tranche B Notes are convertible into shares of Scilex common stock and (ii) warrants to purchase up to 7,500,000 shares of Scilex common stock (the “Tranche B warrants”). The Company purchased 50% of Tranche B Notes and Tranche B Warrants and therefore holds an aggregate principal amount of $25,000 of the Tranche B Notes and 3,750,000 Tranche B Warrants.

Scilex received from the Company, in consideration for the Tranche B Notes and the Tranche B Warrants issued to the Company, an exchange and reduction of the principal outstanding balance under the Tranche A Note of $22,500.

b. Royalty Purchase Agreement

The Company and certain institutional investors (together with the Company, the “RPA Purchasers”) entered into a Purchase and Sale Agreement (the “Royalty Purchase Agreement”) with Scilex and Scilex Pharmaceuticals Inc. (“Scilex Pharma”). Pursuant to the Royalty Purchase Agreement, the RPA Purchasers acquired the right to receive, in the aggregate, 8% of net sales worldwide for 10 years (the “Purchased Receivables”) with respect to ZTlido (lidocaine topical system) 1.8%, SP-103 (lidocaine topical system) 5.4%, and any related, improved, successor, replacement or varying dosage forms of the foregoing. The Company acquired the right to receive 50% of the Purchased Receivables and therefore holds the right to receive 4% royalties.

In consideration for its interest in the Purchased Receivables, the Company exchanged and reduced $2,500 of the principal balance under the Tranche A Note.

c. ZTlido Rest of the World Binding Agreement

The Company and certain other institutional investors and Scilex entered into a binding term sheet (the “ROW License Term Sheet”), regarding a license and development agreement (the: “Lido License Agreement”), with respect to services, compositions, products, dosages and formulations comprising lidocaine, including without limitation, the product and any future product defined as a “Product” under Scilex Pharma’s existing (i) Product Development Agreement, dated as of May 11, 2011, with Oishi Koseido Co., Ltd. (“Oishi”), and Itochu Chemical Frontier Corporation (“Itochu”), as amended, and (ii) the associated Commercial Supply Agreement, dated February 16, 2017, between Scilex, Oishi and Itochu, as amended.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

2024 Refinancing (continued)

c. ZTLido Rest of the World Binding Agreement (continued):

Subject to determination of a final structure for the transactions contemplated by the ROW License Term Sheet, it is anticipated that the Company and such institutional investors will hold the Lido License Agreement through a joint venture, RoyaltyVest, Inc. (“RoyaltyVest”).

In consideration for the rights to be provided under the proposed Lido License Agreement, as more fully described in the ROW License Term Sheet, (a) RoyaltyVest will invest (whether through cash consideration or in-kind payment through the provision of services) $200 per year toward expanding the Product, (b) Scilex will grant RoyaltyVest a worldwide, exclusive right, license and interest to all products rights for the development, out-licensing, commercialization of any Product outside of the United States and other territories, other than certain excluded designated territories (the “ROW Territory”), and (c) each of RoyaltyVest and Scilex will receive 50% percent of the net revenue (less expenses) generated from any Product in the ROW Territory.

The term sheet is subject to entering into a definitive agreement (see note 15) and subject to the consent of Oishi and Itochu to the Lido License Agreement.

As of December 31, 2024, the fair value of the ROW License was immaterial, inter alia, as it remains contingent upon third-party approvals and the future execution of agreements.

The institutional investors who are parties to the Convertible Notes SPA, Royalty Purchase Agreement and ROW License Term Sheet are all inter-related.

Following the refinancing as described above, on October 8, 2024, Scilex used $12,500 of the net proceeds from the proceeds of the Tranche B Note for the partial repayment of the outstanding balance under the Tranche A Note.

The Company elected the fair value option for the Tranche B Note and the Royalty Purchase Agreement, The Note B Warrants meet the definition of a derivative, and therefore will be measured at fair value. Changes in value are recorded under financial income (expense), net and include interest income on the Tranche B Note.

The valuation of the Tranche B Note’s was performed based on the binomial model, using a discount rate of 110.33%. Presented below is the summary of the assumptions and estimates that were used for the valuation:

Parameters and Assumptions
Share Price	$0.43
Conversion Rate	1.04
Floor Rate	1.04
Expected Term	1.77 Years
Volatility	61.99%
Risk Free Rate	4.16%

The fair value of the Note B Warrants was calculated based on Black and Scholes model.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

2024 Refinancing (continued)

c. ZTLido Rest of the World Binding Agreement (continued):

Presented below is the summary of the assumptions and estimates that were used for the valuation of the Warrants:

Parameters and Assumptions
Share Price	$0.43
Exercise Price	$1.04
Expected Term	4.77 Years
Volatility	63.14%
Risk Free Rate	4.33%
Dividend Rate	0%

The value of the Royalty Purchase Agreement was calculated according to the royalty payment schedule and the aggregation of discounted cash flows derived from the royalty payments, using a discount rate of 110.33%.

As of December 31, 2024, the fair value of the Tranche B Note was less than the aggregate unpaid principal balance (which includes interest payable on maturity) is $9,833.

The table below represents the fair value composition of the Tranche B Note:

	December 31, 2024
	Short term	Long term	Total
Tranche B Note	$11,263	$4,535	$15,798
Warrant	-	$548	$548
Royalty Purchase Agreement	$1,039	$937	$1,976
Total	$12,302	$6,020	$18,322

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

2024 Refinancing (continued)

c. ZTLido Rest of the World Binding Agreement (continued):

The table below represents the fair value cycle of 2023 Scilex Transaction and 2024 Refinancing Transaction throughout December 31, 2023 and December 31, 2024:

	Tranche A	Tranche B	Total
Balance as of December 31, 2022	-	-	-
2023 Scilex Transaction	101,875	-	101,875
Cash received from note repayment	(5,000)	-	(5,000)
Change in fair value	13,313	-	13,313
Balance as of December 31, 2023	110,188	-	110,188
2024 Refinancing (*)	(21,575)	25,000	3,425
Proceeds from the sale of Transferred Warrants	(300)	-	(300)
Cash received from Tranche A Note repayment	(64,200)	-	(64,200)
Exercised warrants (**)	(6,123)	-	(6,123)
Amounts receivable from the royalty agreement (***)	-	(398)	(398)
Change in fair value	(1,504)	(6,280)	(7,784)
Balance as of December 31, 2024	16,486	18,322	34,808

(*)	The amount was recorded as part of the financial income (expenses), net.

(**)	On October 30, 2024 the Company exercised 4,500,000 Closing Penny Warrants, and 2,000,000 Subsequent Penny Warrants into 6,500,000 shares of common stock of Scilex and as a result, these shares are not part of the Tranche A Note and presented under fair value investment.

(***)	The amount is included under prepaid expenses and other current assets.

Financial income (expenses) recognized in respect of 2023 Scilex Transaction and 2024 Refinancing, for the years ended December 31, 2024 and 2023, were ($4,359) and $13,313, respectively.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In thousands (except share and per share data)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

2024 Refinancing (continued)

c. ZTLido Rest of the World Binding Agreement (continued):

The table below represents the fair value breakdown as of December 31, 2024:

	Tranche A Note		Tranche B Note		Total
	Amount	Fair Value	Amount	Fair Value	Fair Value
The Notes	7,675	13,714	25,000	15,798	29,512
Warrants	6,500	2,772	3,750	548	3,320
Royalty Purchase Agreement payment	-	-	-	1,976	1,976
December 31, 2024	-	16,486	-	18,322	34,808

For more details see note 15, subsequent events.

e.	Profit Sharing Loan Agreement

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

The Company decided to designate the Profit Sharing Loan Agreement as a whole under the Fair-Value option in accordance with ASC Topic 825 “Financial Instruments”. The valuation of the Profit Sharing Loan Agreement was based on various project profit scenarios derived from the appraiser’s report. The Company used the Wang Transform model, a risk-neutral probabilities method, with an expected term of 4.01 years, a curve rate of 13.9% and a risk spread of 0.43%.

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

The Company’s non-marketable equity securities are an investment in a company without a readily determinable fair value. The Company accounts for this investment under the measurement alternative in ASC 321, whereby the equity investment is recorded at cost, less impairment. The carrying amount is subsequently remeasured to its fair value in accordance with the provisions of ASC 820 when observable price changes occur as of the date the transaction occurred, or it is impaired. Any adjustments to the carrying amount are recorded in the consolidated statements of comprehensive income (loss).

During the year ended December 31, 2023, the Company recorded an $824 increase in value due to the closing in June 2023 of a Series C preferred investment round in Diasome. The change was recorded using the transaction price of similar securities issued by Diasome, adjusted for contractual rights and obligations of the securities held by the Company. During the year ended December 31, 2024, there was no change in the value of the Diasome investment.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Composition:

	December 31,
	2024	2023
Accounts payable	$789	$551
Payroll and related accruals	407	453
Income tax	3,204	-
Accrued liabilities	740	605
	$5,140	$1,609

NOTE 7 - SHORT-TERM BORROWINGS:

On August 8, 2023, the Company borrowed an aggregate of $99,550 pursuant to loan agreements from Israel Discount Bank Ltd. (the “Short-Term Borrowings”). The Short-Term Borrowings mature on dates ranging from August 11, 2023 to May 24, 2024, bear interest ranging from 6.66% to 7.38%, and are secured by certificates of deposits issued by Israel Discount Bank Ltd. having an aggregate face amount of $99,550. The net proceeds of the Short-Term Borrowings were used to fund the Tranche A Note (for further details, see note 4). The Short-Term Borrowings are paid in one payment of principal and interest at each respective maturity. As of December 31, 2024, the Company repaid the entire Short-Term Borrowings amount.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 8 - COMMITMENTS:

a.

On August 21, 2020, the Company received a letter from HTIT, disputing certain pending payment obligations of HTIT under the Technology License Agreement (“TLA”). The payment obligation being disputed is $6,000, out of which only an amount of $2,000 has been received and has been included in deferred revenue in each of the consolidated balance sheets as of the years ended December 31, 2024, and December 31, 2023.

On February 7, 2025, the Company and HTIT entered into a JV Agreement (as defined in note 15). Pursuant to the terms of the JV Agreement, each of the Company, the Subsidiary and HTIT irrevocably released and waived (i) any claims and demands against each other party in connection with the TLA; and (ii) all rights, obligations and liabilities set out and arising with respect to the performance of the TLA. For more details see note 15.

b.

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

For the Company’s revenue recognition policy, see note 1m.

c.	Grants from the Israel Innovation Authority (“IIA”)

Under the terms of the Company’s funding from the IIA, royalties of 3% are payable on sales of products developed from a project so funded, up to a maximum amount equaling 100%-150% of the grants received (dollar linked) with the addition of interest at an annual rate based on SOFR.

At the time the grants were received, successful development of the related projects was not assured. The total amount that was received through December 31, 2024 was $2,214 ($2,587 including interest). All grants were received before the year ended August 31, 2020 and recorded as a reduction of research and development expenses at that time.

As of December 31, 2024, the liability to the IIA was $59. The royalty expenses which are related to the funded project were recognized in cost of revenues in the relevant periods.

As of December 31, 2024, the Company has paid a total amount of $556 to the IIA.

For additional details see note 15.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In thousands (except share and per share data)

NOTE 8 - COMMITMENTS (continued):

d.	Leases

On August 2, 2020, the Subsidiary entered into a lease agreement for its facilities in Israel. The lease agreement is for a period of 60 months commencing September 1, 2020. The Subsidiary has the option to extend the period for another 60 months. The annual lease payment, including management fees, as of December 31, 2024 is approximately NIS 435 ($119). As security for its obligation under this lease agreement, the Company provided a bank guarantee in an amount equal to three monthly lease payments. For accounting purposes, the lease period is 60 months.

On December 2, 2021, the Subsidiary entered into an addendum (the “Addendum”) to the current lease agreement for its facilities in Israel. The Addendum refers to the lease of an additional space of 264 square meters for a period of 60 months commencing February 1, 2022. The Subsidiary has the option to extend the period for another 60 months. The annual lease payment, including management fees, is approximately NIS 435 ($119). As security for its obligation under the Addendum, the Company provided a bank guarantee in an amount equal to three monthly lease payments. For accounting purposes, the lease commenced on February 1, 2022 as the Subsidiary did not have access to the space until that date. For accounting purposes, the lease period is 60 months.

The total expenses related to leases were $265 for the year ended December 31, 2024, and $236 for the year ended December 31, 2023.

The Company has various operating leases for office space and vehicles that expire through 2027. Below is a summary of the Company’s operating right-of-use assets and operating lease liabilities as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Operating right-of-use assets	$414	$694

Operating lease liabilities, current	216	267
Operating lease liabilities long-term	156	342
Total operating lease liabilities	$372	$609

Weighted Average of Remaining Lease Term
Operating leases	1.8	2.5

Weighted Average Discount Rate
Operating leases	3.52%	3.15%

Operating cash flows from operating lease for the years Ended December 31, 2024 and 2023 were $264 and $267, respectively.

Lease payments for the Company’s right-of-use assets over the remaining lease periods as of December 31, 2024 are as follows:

December 31, 2024

2025	$225
2026	141
2027	18
Total undiscounted lease payments	384
Less: Interest*	(12)
Present value of lease liabilities	$372

*	Future lease payments were discounted by 3%-7% interest rate.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In thousands (except share and per share data)

NOTE 8 - COMMITMENTS (continued):

e.	Clinical Research Organization Services Agreement

On September 23, 2024, the Subsidiary entered into a Clinical Research Organization Services Agreement with a third party, to retain it as a clinical research organization (“CRO”). The services covered by the agreement include strategic planning, expert consultation, data processing, regulatory, clerical, project management and other research and development services requested by the Company for the Phase 3 clinical trial. As consideration for its services, the Company will pay the CRO a total amount of $11,577 during the term of the engagement and based on achievement of certain milestones, of which $775 recognized in research and development expenses through December 31, 2024.

NOTE 9 - STOCKHOLDERS’ EQUITY:

The following are the significant capital stock transactions that took place during the years ended December 31, 2024 and 2023:

a.	On September 1, 2021, the Company entered into a controlled equity offering agreement (the “Cantor Equity Distribution Agreement”) with Cantor Fitzgerald & Co., as agent, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100,000, through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to the Company’s effective shelf registration statement on Form S-3 including a prospectus dated July 26, 2021 and prospectus supplement dated September 1, 2021. The Company paid the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the Cantor Equity Distribution Agreement. As of December 31, 2023 1,971,447 shares were issued under the Cantor Equity Distribution Agreement for aggregate net proceeds of $26,253, no shares were issued in 2024. The agreement terminated on March 17, 2024.

b.	On March 18, 2024, the Company entered into an at the market offering (the “StockBlock ATM Agreement”) with Rodman & Renshaw LLC and StockBlock Securities LLC, as agent, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $75,000, through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to the Company’s effective shelf registration statement on Form S-3 including a prospectus dated March 18, 2024 and prospectus supplement dated September 1, 2021. The Company will pay the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the StockBlock ATM Agreement. As of December 31, 2024 no shares had been issued under the StockBlock ATM Agreement.

c.	As of December 31, 2024, the Company had outstanding warrants exercisable starting February 25, 2020 for 20,000 shares of common stock at an exercise price of $4.13 per share and expiring on April 15, 2029.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In thousands (except share and per share data)

NOTE 9 - STOCKHOLDERS’ EQUITY (continued):

The following table presents the warrant activity for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024		2023
	Warrants	Weighted- Average Exercise Price	Warrants	Weighted- Average Exercise Price
Warrants outstanding at beginning of year	20,000	$4.13	150,705	$4.71
Issued	-	$-	-	$-
Exercised	-	$-	-	$-
Expired	-	$-	(130,705)	$4.80
Warrants outstanding at end of year	20,000	$4.13	20,000	$4.13
Warrants exercisable at end of year	20,000	$4.13	20,000	$4.13

d.	Buyback program

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

During 2024, the Company repurchased and retired 1,036,976 shares of its common stock under this program for approximately $2,494, including $10 excise tax, at an average price of $2.36 per share. All repurchases were funded with cash on hand.

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

The following are the significant stock options, RSUs transactions with employees and board members made during the years ended December 31, 2024 and 2023:

a.	On April 17, 2023, the Company granted an aggregate of 868,500 RSUs representing a right to receive shares of the Company’s common stock to executive officers and board members of the Company. The RSUs will vest in twelve equal quarterly installments starting May 1, 2023. The total fair value of these RSUs on the date of grant was $1,980, using the quoted closing market share price of $2.28 on the Nasdaq Capital Market on the date of grant.

b.	On April 17, 2023, the Company granted an aggregate of 245,500 performance based RSUs (“PSUs”) representing a right to receive shares of the Company’s common stock to executive officers of the Company. The PSUs vested on May 26, 2023, upon the Company’s common stock achieving and maintaining a specified price per share. The total fair value of these PSUs on the date of grant was $550, using the Monte-Carlo model.

c.	On May 1, 2023, the Company granted an aggregate of 20,000 RSUs representing a right to receive shares of the Company’s common stock to a new board member. The RSUs will vest in twelve quarterly installments starting May 1, 2023. The total fair value of these RSUs on the date of grant was $49, using the quoted closing market share price of $2.45 on the Nasdaq Capital Market on the date of grant.

d.	On January 4, 2024, the Company granted an aggregate of 941,500 RSUs representing a right to receive shares of the Company’s common stock to executive officers of the Company. The RSUs will vest in twelve equal quarterly installments starting January 8, 2024. The total fair value of these RSUs on the date of grant was $2,250 using the quoted closing market share price of $2.39 on the Nasdaq Capital Market on the date of grant.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In thousands (except share and per share data)

NOTE 10 - STOCK-BASED COMPENSATION (continued):

e.	On January 4, 2024, the Company granted 294,000 PSUs representing a right to receive shares of the Company’s common stock to executive officers of the Company. The total amount of the PSUs shall vest when the closing price per share of Common Stock of the Company on the Nasdaq Capital Market reaches an average of $4.00 over any 10-trading day period. The total fair value of these PSUs on the date of grant was $691, using the Monte-Carlo model, based on the quoted closing market share price of $2.39 on the Nasdaq Capital Market on the date of grant.

f.	On January 4, 2024, the Company granted an aggregate of 187,610 RSUs representing a right to receive shares of the Company’s common stock to board members of the Company. 37,610 RSUs will vest in three equal quarterly installments starting April 1, 2024. 150,000 RSUs will vest in three equal annual installments starting January 1, 2025. The total fair value of these RSUs on the date of grant was $448, using the quoted closing market share price of $2.39 on the Nasdaq Capital Market on the date of grant.

g.	On January 30, 2024, the Company granted an aggregate of 3,750 RSUs representing a right to receive shares of the Company’s common stock to board member of the Company. The RSUs will vest in four equal quarterly installments starting April 1, 2024. The total fair value of these RSUs on the date of grant was $11, using the quoted closing market share price of $2.98 on the Nasdaq Capital Market on the date of grant.

h.	On April 17, 2024, the Company granted an aggregate of 29,800 RSUs representing a right to receive shares of the Company’s common stock to board member of the Company. 7,300 RSUs will vest in three equal quarterly installments starting July 1, 2024. 22,500 RSUs will vest in three equal annual installments starting January 1, 2025. The total fair value of these RSUs on the date of grant was $69, using the quoted closing market share price of $2.33 on the Nasdaq Capital Market on the date of grant.

i.	On June 20, 2024, the Company granted 34,000 PSUs representing a right to receive shares of the Company’s common stock to the Company’s Chief Financial Officer. The total amount of the PSUs shall vest upon the later of (i) June 18, 2026 and (ii) when the closing price per share of Common Stock of the Company on the Nasdaq Capital Market reaches an average of $4.00 over any 10-trading day period. The total fair value of these PSUs on the date of grant was $73, using the Monte-Carlo model, based on the quoted closing market share price of $2.21 on the Nasdaq Capital Market on the date of grant.

j.	On June 21, 2024, 140,040 RSUs representing a right to receive shares of the Company’s common stock were granted to executive officer. 93,360 shall vest in one installment on June, 18 2026 and 46,680 shall vest in four equal quarterly installments starting September 9, 2026. The total fair value of these RSUs on the date of grant was $305, using the quoted closing market share price of $2.18 on the Nasdaq Capital Market on the date of grant.

k.	On November 11, 2024, the Company granted an aggregate of 135,000 RSUs representing a right to receive shares of the Company’s common stock to executive officers of the Company. The RSUs vested on the date of grant. The total fair value of these RSUs on the date of grant was $321, using the quoted closing market share price of $2.38 on the Nasdaq Capital Market on the date of grant.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In thousands (except share and per share data)

NOTE 10 - STOCK-BASED COMPENSATION (continued):

l.	Options to employees, directors and non-employees

A summary of the status of the stock options granted to employees and directors as of December 31, 2024 and 2023 and changes during the years ended on those dates, is presented below:

	Year ended December 31,
	2024		2023
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
		$		$
Options outstanding at beginning of year	1,909,676	8.03	2,041,676	8.47
Changes during the year:
Granted	-	-	-	-
Forfeited	(49,125)	13.92	(132,000)	14.81
Expired	(199,543)	13.40	-	-
Exercised	-	-	-	-
Options outstanding at end of year	1,661,008	7.21	1,909,676	8.03
Options exercisable at end of year	1,442,258	6.91	1,479,426	7.15

Expenses recognized in respect of stock options granted to employees and directors, for the years Ended December 31, 2024 and 2023, were $213 and $811, respectively.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In thousands (except share and per share data)

NOTE 10 - STOCK-BASED COMPENSATION (continued):

m.	Options to employees, directors and non-employees

The following table presents summary information concerning the options granted to employees and directors outstanding as of December 31, 2024:

Exercise prices $	Number outstanding	Weighted Average Remaining Contractual Life Years	Weighted average exercise price $
1-6	840,500	4.83	3.94
6.23-9.12	283,008	2.80	7.96
10.40-20.19	537,500	6.50	11.94
	1,661,008	5.02	7.21

As of December 31, 2024, there were $122 of unrecognized compensation costs related to non-vested options previously granted to employees and directors. The unrecognized compensation costs are expected to be recognized over a weighted average period of 0.6 years.

47,000 options granted to non-employees were outstanding and exercisable as of December 31, 2024 and 2023. The Company recorded no stock-based compensation related to non-employees’ awards during the years ended December 31, 2024 and 2023. During the years ended December 31, 2024 and 2023, no options were exercised.

As of December 31, 2024, there were no unrecognized compensation costs related to non-vested options previously granted to non-employees.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In thousands (except share and per share data)

NOTE 10 - STOCK-BASED COMPENSATION (continued):

m.	Options to employees, directors and non-employees (continued):

The following table presents summary information concerning the options granted to non-employees outstanding as of December 31, 2024:

Range of exercise prices $	Number outstanding	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price $
3.74-5.08	47,000	4.98	4.31

n.	Restricted stock units

The following table summarizes the activities for unvested RSUs and PSUs granted to employees and directors for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
	Number of RSUs
Outstanding at the beginning of year	1,834,362	1,561,570
Changes during the year:
Granted	1,792,460	1,134,000
Issued	(617,542)	(574,791)
Forfeited	(405,945)	(286,417)
Expired	(50,770)	-
Outstanding at the end of the year	2,552,565	1,834,362
Vested during the year	925,937	521,625
Vested and unissued at year end	520,531	212,136

The Company recorded compensation expenses related to RSUs of $3,787 for the year ended December 31, 2024 and $3,210 for the year ended December 31, 2023.

As of December 31, 2024, there were unrecognized compensation costs of $1,630 related to RSUs. The unrecognized compensation costs are expected to be recognized over a weighted average period of 0.68 year.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In thousands (except share and per share data)

NOTE 10 - STOCK-BASED COMPENSATION (continued):

n.	Restricted stock units (continued):

The Company recorded compensation expenses related to RSUs granted to non-employees of $26 for the year ended December 31, 2023. No compensation expenses recorded for the year ended December 31, 2024.

As of December 31, 2024, there were no unrecognized compensation costs related to RSUs.

The Company recorded total compensation expenses of $4,053 and $4,212 for the years ended December 31, 2024 and 2023, respectively. $1,998 and $1,718 were included in Research and Development expenses, $2,055 and $2,933 were included in General and Administrative expenses and $0 and $(440) were included in Sales and Marketing for the years ended December 31, 2024 and 2023, respectively.

For additional information regarding RSUs and PSUs granted in 2025, see note 15.

NOTE 11 - FINANCIAL INCOME AND EXPENSES:

a.	Financial income

	Year ended December 31,
	2024	2023
Income from interest on deposits	$4,128	$8,016
Exchange rate differences, net	174	-
Income from interest on corporate bonds	-	10
Revaluation of investments, net	-	16,461
Money Market Interest Income	870	143
Other	67	-
	$5,239	$24,630

b.	Financial expenses

	Year ended December 31,
	2024	2023
Exchange rate differences, net	$-	$124
Bank and broker commissions	15	29
Revaluation of securities, net	3,114	69
Revaluation of investments, net (see note 4)	4,302	-
Fees regarding Scilex transaction	94	1,514
Interest expenses	853	2,037
	$8,378	$3,773

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In thousands (except share and per share data)

NOTE 12 - TAXES ON INCOME:

Taxes on income included in the consolidated statements of comprehensive income (loss) represent current taxes due to taxable income of the Company.

a.	Corporate taxation in the U.S.

The applicable corporate tax rate for the Company is 21%.

As of December 31, 2024, the Company has utilized all of its outstanding net operating loss (“NOL”). Oravax had an accumulated tax loss carryforward of approximately $3,386 (as of December 31, 2023, $3,374). Under U.S. tax laws, subject to certain limitations, carryforward tax losses originating in tax years beginning after January 1, 2018, have no expiration date, but they are limited to 80% of the company’s taxable income in any given tax year. Carryforward tax losses originating in tax years beginning prior to January 1, 2018, expire 20 years after the year in which incurred.

b.	Corporate taxation in Israel

The Subsidiary is taxed in accordance with Israeli tax laws. The corporate tax rate applicable to 2024 and 2023 is 23%.

As of December 31, 2024, the Subsidiary and Oravax Medical Ltd. had an accumulated tax loss carryforward of approximately $114,000 (as of December 31, 2023, approximately $102,000). Under the Israeli tax laws, carryforward tax losses have no expiration date.

c.	Deferred income taxes

	December 31,
	2024	2023
In respect of:
Net operating loss carryforward	$26,797	$27,757
Research and development expenses	1,220	2,731
Revaluation of investments	5,608	(2,611)
Other temporary differences	2,495	596
Less - valuation allowance	(36,120)	(28,473)
Net deferred tax assets	$-	$-

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

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In thousands (except share and per share data)

NOTE 12 - TAXES ON INCOME (continued):

d.	Income (Loss) before taxes on income and income taxes included in the consolidated statements of comprehensive income (loss)

	Year ended December 31,
	2024	2023
Income (loss) before taxes on income:
U.S.	$(8,853)	$11,604
Outside U.S.	(7,067)	(6,516)
	$(15,920)	$5,088
Taxes on income (tax benefit):
Current:
U.S. (*)	3,183	-
Outside U.S.	-	-
	$3,183	$-

(*)	Based on anticipated gains from the 2023 Scilex Transaction and 2024 Refinancing, the Company anticipates taxable income for the year ending December 31, 2024. As a result, the Company fully utilized its tax loss carryforward and incurred associated tax expenses. During the year ended December 31, 2024, the Company recognized tax expenses of $3,194. Tax provision of $3,194 has been classified to Accounts payable and accrued expenses.

e.	Reconciliation of the statutory tax benefit to effective tax expense

Following is a reconciliation of the theoretical tax expense, assuming all income is taxed at the regular tax rates applicable to companies in the United States, and the actual tax expense:

	Year ended December 31,
	2024	2023
Income (loss) before income taxes as reported in the consolidated statement of comprehensive income (loss)	$(15,920)	$5,088

Statutory tax (benefit) expense – 21%	(3,343)	1,068
Increase (decrease) in income taxes resulting from:
Change in the balance of the valuation allowance for deferred tax	7,647	(4,332)
Disallowable deductions	(878)	731
Influence of different tax rate applicable to the Subsidiary and Oravax Medical Ltd.	(219)	(305)
Prior year adjustments	(13)	2,838
Uncertain tax position	(11)	-
Taxes on income for the reported year	$3,183	$-

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

The following table summarizes the activity of the Company unrecognized tax benefits:

	Year ended December 31,
	2024	2023
Balance at Beginning of Year	$11	$11
Decrease in uncertain tax positions for the current year	(11)	-
Balance at End of Year	$-	$11

The Company does not expect unrecognized tax expenses to change significantly over the next 12 months.

The Company is subject to U.S. Federal income tax examinations for the tax years of 2020 through 2023.

The Subsidiary is subject to Israeli income tax examinations for the tax years of 2019 through 2023.

g.	Valuation Allowance Rollforward

	Year ended
	Balance at beginning of year	Additions (deductions)	Balance at end of year
Allowance in respect of carryforward tax losses:
Year ended December 31, 2024	$28,473	$7,647	$36,120
Year ended December 31, 2023	32,805	(4,332)	28,473

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In thousands (except share and per share data)

NOTE 13 - SEGMENT REPORTING:

The Company’s Chief Executive Officer, serving as the Chief Operating Decision Maker (CODM), evaluates operational performance and makes resource allocation decisions based on net income (loss), which is reported in the consolidated statements of comprehensive income (loss). The Company has determined that it operates in a single reportable segment, focused on research and development activities related to its proprietary products and technologies.

The CODM monitors budgeted versus actual net income (loss), using this measure to assess segment performance and guide financial planning, which is consistent with the financial statements. In addition to its research and development activities, the Company holds financial investments, including a material investment in Scilex, see note 4. The CODM monitors these investments separately from operational performance. Income and expenses related to financial instruments are reported as finance income (expenses) in the consolidated statements of comprehensive income (loss), reflecting their distinct nature from core business operations.

NOTE 14 - RELATED PARTY TRANSACTIONS:

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

Effective as of January 1, 2024, the monthly consulting fee of the Chief Scientific Officer is NIS 117,040 ($32). Effective as of July 1, 2024, the monthly consulting fee of the Chief Scientific Officer is NIS 134,550 ($37).

Effective November 1, 2022, the Company entered into a consulting agreement with Shnida Ltd. (“Shnida”), whereby the President and Chief Executive Officer, through Shnida, provides services as President and Chief Executive Officer of the Company. The agreement is terminable by either party upon 140 days prior written notice. The agreement provides that Shnida will be reimbursed for reasonable expenses incurred in connection with performance of the agreement. Effective as of January 1, 2024, the President and Chief Executive Officer receives a monthly consulting fee of NIS 96,825 ($26). Effective as of July 1, 2024, the monthly consulting fee of the President and Chief Executive Officer is NIS 111,349 ($31). Pursuant to the agreement, Shnida and the President and Chief Executive Officer each agree that during the term of the agreement and for a 12-month period thereafter, none of them will compete with the Company nor solicit employees of the Company.

In addition, the Company, through the Subsidiary, has entered into an employment agreement with the President and Chief Executive Officer, effective as of November 1, 2022, pursuant to which, effective as of January 1, 2024, the President and Chief Executive Officer receives gross monthly salary of NIS 51,591 ($14) in consideration for his services as President and Chief Executive Officer of the Subsidiary. Effective as of July 1, 2024, the President and Chief Executive Officer receives gross monthly salary of NIS 59,330 ($16) in consideration for his services as President and Chief Executive Officer of the Subsidiary. In addition, the President and Chief Executive Officer is provided with a phone and a company car pursuant to the terms of his agreement.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In thousands (except share and per share data)

NOTE 14 - RELATED PARTY TRANSACTIONS (continued):

b.	Balances with related parties:

	December 31,
	2024	2023
Accounts payable and accrued expenses - Shnida	$175	$160
Accounts payable and accrued expenses - KNRY	154	165
Total payable to related parties	$329	$325

c.	Expenses to related parties:

	Year ended December 31,
	2024	2023
KNRY	$563	$486
Shnida	514	445
Nadav Kidron (President and Chief Executive Officer)	$297	$296

NOTE 15 - SUBSEQUENT EVENTS:

A.	RSUs granted

On January 2, 2025, the Company granted 1,023,000 RSUs representing a right to receive shares of the Company’s common stock to the Company’s executive officers. The total amount of the RSUs shall vest in equal quarterly installments of approximately 85,249 over a three year period starting with the first quarterly vesting on January 1, 2025. The total fair value of these RSUs on the date of grant was $2,465 based on the quoted closing market share price of $2.41 on the Nasdaq Capital Market on the date of grant.

B.	PSUs granted

On January 2, 2025, the Company granted 328,500 PSUs representing a right to receive shares of the Company’s common stock to the Company’s executive officers. The total amount of the PSUs shall vest upon at the earliest of (1) the closing of a joint venture (“JV”) transaction with HTIT; or (2) the repayment to the Company of the value of its principal investment in Scilex plus 10%. The total fair value of these PSUs on the date of grant was $792 based on the quoted closing market share price of $2.41 on the Nasdaq Capital Market on the date of grant.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In thousands (except share and per share data)

NOTE 15 - SUBSEQUENT EVENTS (continued):

B.	PSUs granted (continued):

The Company modified 294,000 outstanding PSUs that were granted to the Company’s Executive Officers, adjusting the vesting criteria and performance targets. The Company will recognize stock-based compensation expense equal to the unrecognized grant-date fair value of the original award plus any incremental fair value arising from the modification over the remaining requisite service period.

As of March 27, 2025, all PSUs that granted to the Company’s Executive Officers achieved the first updated performance target.

C.	Scilex investment

Tranche B Note Consent

On January 2, 2025, the Company and other Tranche B Noteholders entered into deferral and consent agreements with Scilex (the “Tranche B Consent”), deferring Scilex’s first amortization payment under the Tranche B Note to October 8, 2026. In consideration, the Company received $877 ($555 of the principal amount and $322 accrued interest), and 2,500,000 Scilex Common Stock shares.

In addition, as part of the Tranche B Consent and contingent upon certain conditions that were met:

●	Scilex and the Tranche B Noteholders agreed to a 10-year, assignable 4% royalty on global net sales of Gloperba and Elyxyb, excluding Elyxyb sales in Canada, with the Company entitled to 2%. Gloperba, an oral liquid colchicine formulation for gout, and Elyxyb, an oral solution for acute migraine treatment, represent key assets in Scilex’s portfolio. The agreement was signed on February 28, 2025.
●	The Tranche B Noteholders have the option to fund up to 50% of the cash purchase price for Ex-US Product Rights to Gloperba and Elyxyb (excluding Elyxyb in Canada) and will receive proportional revenues from commercialization and licensing.
●	Scilex granted the Tranche B Noteholders exclusive rights to develop and commercialize Elyxyb in Canada, entitling them to 50% of net revenue.

Tranche A Note Maturity Date Extension Amendment

On January 21, 2025, the Company entered into an amendment to the Tranche A Note (the “Tranche A Extension Amendment”), extending the maturity date from March 21, 2025, to December 31, 2025 (the “Extended Maturity Date”). Interest will continue to accrue and be payable on the Extended Maturity Date. In consideration of the extension, the Company received 3,250,000 shares of Scilex Common Stock.

Lidocaine License Agreement

As part of the binding term sheet signed with Scilex under the Tranche B Note, on February 22, 2025, the Company, through its 50% ownership in RoyaltyVest, entered into an additional License Agreement with Scilex. Under this agreement, RoyaltyVest acquired exclusive rights to develop, manufacture, and commercialize lidocaine-based products, including ZTlido (lidocaine topical system 1.8%) and SP-103, outside the United States. As part of the arrangement, RoyaltyVest and Scilex will each receive 50% of the net profits from the commercialization of these products. Given the Company’s 50% ownership in RoyaltyVest, Oramed effectively holds a 25% share in the profits generated under this agreement.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In thousands (except share and per share data)

NOTE 15 - SUBSEQUENT EVENTS (continued):

D.	Real Estate – Castel

In January 2025, the Company entered into an agreement to acquire a parcel of land in Mevaseret Zion, Israel for a total purchase price of NIS 5,800 ($1,586). The transaction is structured in installments, and as of March 27, 2025, the Company has paid $1,210 toward the acquisition price. Under the agreement, the developer is responsible for executing all development-related activities, and the company and the developer will share the profits upon the future sale of the property. The Company is currently evaluating the appropriate accounting treatment.

E.	JV Supplemental Agreement

On February 7, 2025, the Company and HTIT entered into a Joint Venture Agreement (the “JV Agreement”), amending the original agreement signed on January 22, 2024. The JV was formed to advance the development and commercialization of oral insulin, combining the Company’s proprietary technology and funding with HTIT’s manufacturing capabilities. Through this partnership, the JV will have the technology, resources, and production capacity to bring oral insulin to market.

The initial closing, set for April 30, 2025, includes an investment of $40,000 by HTIT and $7,500 by the Company into OraTech. Additionally, the Company will transfer all its intellectual property rights to OraTech. Upon completion, both HTIT and the Company will receive OraTech shares.

The second closing, contingent on Nasdaq listing approval, involves a $20,000 investment by HTIT and an additional $7,500 investment by the Company. It is expected to close by May 31, 2025, but no later than September 1, 2025.

The agreement also outlines the spin-off of OraTech, requiring regulatory filings and the distribution of at least 60% of the Company’s stake in OraTech to its shareholders. Both the Company and HTIT agreed to a 120-day lock-up period post-listing, restricting share sales.

As part of the JV Agreement, HTIT will receive $20,000 at the initial closing and $10,000 at the second closing under a Supply Agreement with OraTech.

F.	IIA Payment

on February 18, 2025, the Company received approval from the Israel Innovation Authority (IIA) to transfer all of its IIA-funded technology to OraTech in accordance with the terms of the JV agreement. This approval was granted upon the condition that the Company pays the aggregate IIA grant amount, plus accrued interest, less all royalties paid to date.

On February 27, 2025, the Company fulfilled its payment obligation by remitting $2,031 to the IIA, and as result the Company has no further obligations to the IIA.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In thousands (except share and per share data)

NOTE 15 - SUBSEQUENT EVENTS (continued):

G.	BioXcel

On March 4, 2025, the Company, through RoyaltyVest, participated in a registered direct offering by BioXcel Therapeutics, Inc. (Nasdaq: BTAI) (“BioXcel”), acquiring 2,000,000 shares of BioXcel’s common stock and accompanying warrants to purchase up to an additional 2,000,000 shares. The shares and warrants were purchased at a combined offering price of $3.50 per share and warrant, representing 50% of the total 4,000,000 shares issued in the offering. The warrants have an exercise price of $4.20 per share, are immediately exercisable, and will expire five years from the date of issuance.

BioXcel is a biopharmaceutical company leveraging artificial intelligence to develop innovative medicines in neuroscience and immuno-oncology. Its lead programs focus on treatments for agitation in neuropsychiatric disorders and other central nervous system conditions.

As of March 27, 2025, the Company, through RoyaltyVest, has sold 869,992 shares and continues to hold 1,130,008 shares of BioXcel common stock.

H.	Real Estate Transactions

On March 24, 2025, the Company entered into a loan agreement to finance a purchase of a real estate asset in Jerusalem Israel in the amount of $22,650. The loan has a one-year maturity and is secured by a first-ranking mortgage on a property valued at approximately $800,000, providing significant collateral coverage. The loan bears an annual interest rate of 12%.

(b)	Exhibits

3.1	Composite Copy of Certificate of Incorporation, as amended as of January 22, 2013, corrected February 8, 2013, as amended as of July 25, 2014, corrected September 5, 2017 and as further amended as of August 3, 2020 (incorporated by reference from our annual report on Form 10-K filed November 24, 2020)

3.2*	Fifth Amended and Restated By-laws, adopted effective March 27, 2025.

3.3*	Fifth Amended and Restated By-laws, adopted effective March 27, 2025 (marked copy).

4.1	Specimen Common Stock Certificate (incorporated by reference from our registration statement on Form S-1 filed February 1, 2013).

4.2*	Description of Securities.

10.1+	Consulting Agreement by and between Oramed Pharmaceuticals Inc. and Shnida Ltd., entered into as of November 1, 2022, for the services of Nadav Kidron (incorporated by reference from our annual report on Form 10-K filed March 6, 2023).

10.2+	Amendment, dated April 27, 2023, to Consulting Agreement by and between Oramed Pharmaceuticals Inc. and Shnida Ltd., entered into as of November 1, 2022, for the services of Nadav Kidron (incorporated by reference from our annual report on Form 10-K filed March 6, 2024).

10.3+	Amendment, dated January 8, 2024, to Consulting Agreement by and between Oramed Pharmaceuticals Inc. and Shnida Ltd., entered into as of November 1, 2022, for the services of Nadav Kidron (incorporated by reference from our annual report on Form 10-K filed March 6, 2024).

10.4+	Employment Agreement by and between Oramed Ltd. and Nadav Kidron, entered into as of November 1, 2022 (incorporated by reference from our annual report on Form 10-K filed March 6, 2023).

10.5+	Amendment, dated April 27, 2023, to Employment Agreement by and between Oramed Ltd. and Nadav Kidron, entered into as of November 1, 2022 (incorporated by reference from our annual report on Form 10-K filed March 6, 2024).

10.6+	Amendment, dated January 8, 2024, to Employment Agreement by and between Oramed Ltd. and Nadav Kidron, entered into as of November 1, 2022 (incorporated by reference from our annual report on Form 10-K filed March 6, 2024).

10.7+	Consulting Agreement by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our current report on Form 8-K filed July 2, 2008).

10.8+	Amendment, dated November 13, 2014, to Consulting Agreement by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed November 14, 2014).

10.9+	Amendment, dated July 13, 2013, to Consulting Agreement by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008 for the services of Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed November 14, 2014).

10.10+	Amendment, dated July 21, 2015, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed November 25, 2015).

10.11+	Amendment, dated June 27, 2016, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed November 25, 2016).

10.12+	Amendment, dated June 30, 2017, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed November 29, 2017).

10.13+	Amendment, dated January 10, 2020, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our quarterly report on Form 10-Q filed April 6, 2020).

10.14+	Amendment, dated September 19, 2021, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed November 24, 2021).

10.15+	Amendment, dated April 27, 2023, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed March 6, 2024).

10.16+	Amendment, dated January 8, 2024, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron (incorporated by reference from our annual report on Form 10-K filed March 6, 2024).

10.17*	Employment Agreement, dated June 6, 2024, between Oramed Ltd. and Avraham Gabay (incorporated by reference from our quarterly report on Form 10-Q filed August 4, 2024).

10.18+	Representative Form of Indemnification Agreements between Oramed Pharmaceuticals Inc. and each of our directors and officers (incorporated by reference from our quarterly report on Form 10-Q filed August 14, 2024).

10.19+	Oramed Pharmaceuticals Inc. Second Amended and Restated 2008 Stock Incentive Plan (incorporated by reference from our definitive proxy statement on Schedule 14A filed August 4, 2016).

10.20+	Form of Restricted Stock Unit Notice and Restricted Stock Unit Agreement (incorporated by reference from our annual report on Form 10-K filed November 14, 2014).

10.21+	Form of Restricted Stock Unit Notice and Restricted Stock Unit Agreement between the Company and the Chief Scientific Officer or Chief Executive Officer (incorporated by reference from our annual report on Form 10-K filed November 29, 2017).

10.22+	Form of Notice of Stock Option Award and Stock Option Award Agreement (incorporated by reference from our current report on Form 8-K filed July 2, 2008).

10.23+	Oramed Pharmaceuticals Inc. 2019 Stock Incentive Plan (incorporated by reference from our definitive proxy statement on Schedule 14A filed August 6, 2019).

10.24+	Oramed Pharmaceuticals Inc. Amended and Restated 2019 Stock Incentive Plan (incorporated by reference from our definitive proxy statement on Schedule 14A filed June 30, 2020).

10.25+	Amendment to Oramed Pharmaceuticals Inc. Amended and Restated 2019 Stock Incentive Plan (incorporated by reference from our definitive proxy statement on Schedule 14A filed June 2, 2022).

10.26+	Form of Notice of Stock Option Award and Stock Option Award Agreement (incorporated by reference from our annual report on Form 10-K filed November 27, 2019).

10.27+	Form of Restricted Stock Unit Notice and Restricted Stock Unit Agreement (incorporated by reference from our annual report on Form 10-K filed March 6, 2023).

10.28	Patent Transfer Agreement, dated February 22, 2011, between Oramed Ltd. and Entera Bio Ltd. (incorporated by reference from our registration statement on Form S-1 filed March 25, 2011).

10.29	Amended and Restated Technology License Agreement, dated December 21, 2015, between Hefei Tianhui Incubator of Technologies Co., Ltd., Oramed Pharmaceuticals, Inc. and Oramed Ltd. (Confidential treatment has been granted for portions of this document) (incorporated by reference from our quarterly report on Form 10-Q filed January 13, 2016).

10.30	Amendment to the Amended and Restated Technology License Agreement, dated June 3, 2016, between Hefei Tianhui Incubator of Technologies Co., Ltd., Oramed Pharmaceuticals, Inc. and Oramed Ltd. (Confidential treatment has been requested for portions of this document. The confidential portions will be omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission) (incorporated by reference from our annual report on Form 10-K filed November 25, 2016).

10.31	Amendment to the Amended and Restated Technology License Agreement, dated July 24, 2016, between Hefei Tianhui Incubator of Technologies Co., Ltd., Oramed Pharmaceuticals, Inc. and Oramed Ltd. (Confidential treatment has been requested for portions of this document. The confidential portions will be omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission) (incorporated by reference from our annual report on Form 10-K filed November 25, 2016).

10.32	Joint Venture Agreement, dated January 22, 2024, among Oramed Pharmaceuticals Inc., Oramed Ltd., Hefei Tianhui Biotech Co., Ltd. and Technowl Limited (incorporated by reference from our current report on Form 8-K filed January 23, 2024).

10.33	At the Market Offering Agreement, dated March 18, 2024, by and among the Company, Rodman & Renshaw LLC and StockBlock Securities LLC. (incorporated by reference from our current report on Form 8-K filed March 18, 2024).

10.34	License Agreement, dated as of March 18, 2021, between the Company, Oramed Ltd. and Oravax Medical Inc. (incorporated by reference from our current report on Form 8-K filed March 19, 2021).

10.35	Stockholders Agreement, dated as of March 18, 2021, between Oramed Pharmaceuticals Inc., Akers Biosciences Inc., Premas Biotech PVT Ltd., Cutter Mill Capital LLC, and Run Ridge LLC. (incorporated by reference from our Form 8-K filed March 19, 2021).

10.36§	Securities Purchase Agreement, dated September 21, 2023 by and between Scilex Holding Company and Oramed Pharmaceuticals Inc. (incorporated by reference from our current report on Form 8-K filed September 26, 2023).

10.37	Senior Secured Promissory Note, dated September 21, 2023 issued to Oramed Pharmaceuticals Inc. by Scilex Holding Company (incorporated by reference from our current report on Form 8-K filed September 26, 2023).

10.38	Warrant No. ORMP CS-1 to Purchase Common Stock of Scilex Holding Company (incorporated by reference from our current report on Form 8-K filed September 26, 2023).

10.39	Warrant No. ORMP CS-2 to Purchase Common Stock of Scilex Holding Company (incorporated by reference from our current report on Form 8-K filed September 26, 2023).

10.40	Warrant No. ORMP CS-3 to Purchase Common Stock of Scilex Holding Company (incorporated by reference from our current report on Form 8-K filed September 26, 2023).

10.41	Warrant No. ORMP CS-4 to Purchase Common Stock of Scilex Holding Company (incorporated by reference from our current report on Form 8-K filed September 26, 2023).

10.42	Warrant No. ORMP CS-5 to Purchase Common Stock of Scilex Holding Company (incorporated by reference from our current report on Form 8-K filed September 26, 2023).

10.43	Scilex Holding Company Specimen Warrant Certificate (incorporated by reference from our current report on Form 8-K filed September 26, 2023).

10.44	Registration Rights Agreement, dated September 21, 2023, by and between Oramed Pharmaceuticals Inc. and Scilex Holding Company (incorporated by reference from our current report on Form 8-K filed September 26, 2023).

10.45§	Subsidiary Guarantee, dated September 21, 2023, by and among Oramed Pharmaceuticals, Acquiom Agency Services LLC, Scilex Holding Company, and certain subsidiaries of Scilex Holding Company party thereto (incorporated by reference from our current report on Form 8-K filed September 26, 2023).

10.46	Security Agreement, dated September 21, 2023, by and among Oramed Pharmaceuticals, Acquiom Agency Services LLC, Scilex Holding Company, and certain subsidiaries of Scilex Holding Company party thereto (incorporated by reference from our current report on Form 8-K filed September 26, 2023).

10.47	Mutual Termination and Release Agreement, dated September 21, 2023, by and between Sorrento Therapeutics, Inc. and Oramed Pharmaceuticals, Inc. (incorporated by reference from our current report on Form 8-K filed September 26, 2023).

10.48+	Oravax Medical, Inc. 2021 Long-Term Incentive Plan (incorporated by reference from our annual report on Form 10-K filed March 6, 2023).

10.49+	Oravax Stock Option Agreement (incorporated by reference from our annual report on Form 10-K filed March 6, 2023).

10.50	Letter Agreement, dated as of September 20, 2024, by and between Oramed Pharmaceuticals Inc. and Scilex Holding Company (incorporated by reference from our current report on Form 8-K filed September 23, 2024).

10.51	Master Services Agreement dated September 23, 2024, between Oramed Ltd. and InClin, Inc. (incorporated by reference from our current report on Form 8-K filed September 26, 2024).

10.52	Securities Purchase Agreement, dated October 7, 2024, by and between Scilex Holding Company and the investors signatory thereto (incorporated by reference from our current report on Form 8-K filed October 8, 2024).

10.53	Amendment No. 1 to Scilex-Oramed SPA, dated October 8, 2024, by and between Scilex Holding Company and Oramed Pharmaceuticals Inc (incorporated by reference from our current report on Form 8-K filed October 8, 2024).

10.54	Tranche B Senior Secured Convertible Note, dated October 8, 2024, issued by Scilex Holding Company to the Company (incorporated by reference from our current report on Form 8-K filed October 8, 2024).

10.55	Warrant to Purchase Common Stock, dated October 8, 2024, issued by Scilex Holding Company to the Company (incorporated by reference from our current report on Form 8-K filed October 8, 2024).

10.56	Purchase and Sale Agreement, dated October 8, 2024, by and among Scilex Holding Company, Silex Pharmaceuticals Inc. and the purchasers signatory thereto (incorporated by reference from our current report on Form 8-K filed October 8, 2024).

10.57	Security Agreement, dated October 8, 2024, by and among Scilex Pharmaceuticals Inc., and the purchasers signatory thereto (incorporated by reference from our current report on Form 8-K filed October 8, 2024).

10.58	Subordination Agreement, dated October 8, 2024, by and among Scilex Pharmaceuticals Inc., Acquiom Agency Services LLC and other signatories thereto (incorporated by reference from our current report on Form 8-K filed October 8, 2024).

10.59	Consent and Amendment, dated as of October 8, 2024, by and between Scilex Holding Company and Oramed Pharmaceuticals Inc. (incorporated by reference from our current report on Form 8-K filed October 8, 2024).

10.60

Subsidiary Guarantee Amendment, dated October 8, 2024, made by certain of Scilex Holding Company subsidiaries in favor of the holders of that certain Tranche A Note (incorporated by reference from our current report on Form 8-K filed October 8, 2024).

10.61	Amended and Restated Security Agreement, dated October 8, 2024, by and among Scilex Holding Company, the Subsidiaries of Scilex Holding Company party thereto, Oramed Pharmaceuticals Inc. and Acquiom Agency Services LLC (incorporated by reference from our current report on Form 8-K filed October 8, 2024).

10.62	Rest of World License Term Sheet, dated October 8, 2024, between Oramed Pharmaceuticals Inc., Scilex Holding Company and the other parties signatories thereto (incorporated by reference from our current report on Form 8-K filed October 8, 2024).

10.63	Agreement Among Holders, dated October 8, 2024, by and between Oramed Pharmaceuticals Inc., Acquiom Agency Services LLC and the other signatories thereto (incorporated by reference from our current report on Form 8-K filed October 8, 2024).

10.64	Deferral and Consent under Tranche B Senior Secured Convertible Note, dated January 2, 2025, by and among Scilex Holding Company, Oramed Pharmaceuticals Inc., SCLX Stock Acquisition JV LLC and Acquiom Agency Services LLC (incorporated by reference from our current report on Form 8-K filed January 3, 2025).

10.65	Amendment to Senior Secured Promissory Note, dated January 21, 2025, by and among Scilex Holding Company, Oramed Pharmaceuticals Inc., and SCLX Stock Acquisition JV LLC (incorporated by reference from our current report on Form 8-K filed January 22, 2025).

10.66	Ancillary Agreement Completion Protocol and Supplemental Agreement, dated as of February 7, 2025, by and among Oramed Pharmaceuticals Inc., Oramed NewCo, Inc., Oramed Ltd., Hefei Tianhui Biotech Co., Ltd. and Technowl Limited (incorporated by reference from our current report on Form 8-K filed February 11, 2025).

10.67	Form of Registration Rights Agreement, to be executed by and among Oramed Pharmaceuticals Inc., Oramed NewCo, Inc. and Technowl Limited (incorporated by reference from our current report on Form 8-K filed February 11, 2025).

10.68	Asset Transfer Agreement, dated as of February 7, 2025, by and among Oramed Pharmaceuticals Inc., Oramed NewCo, Inc. and Oramed Ltd (incorporated by reference from our current report on Form 8-K filed February 11, 2025).

10.69	Supply Agreement, dated as of February 7, 2025, by and among Oramed NewCo, Inc., Hefei Tianhui Biotech Co., Ltd. and Technowl Limited (incorporated by reference from our current report on Form 8-K filed February 11, 2025).

10.70	License Agreement, dated as of February 7, 2025, by and among Oramed NewCo, Inc., Hefei Tianhui Biotech Co., Ltd. and Technowl Limited (incorporated by reference from our current report on Form 8-K filed February 11, 2025).

10.71	Novation Agreement and Release, effective as of February 7, 2025, by and among Oramed Pharmaceuticals Inc., Oramed Ltd. Oramed NewCo Inc., and Hefei Tianhui Biotech Co., Ltd (incorporated by reference from our current report on Form 8-K filed February 11, 2025).

10.72+*	Amendment, dated November 7, 2024, to Consulting Agreement by and between Oramed Pharmaceuticals Inc. and Shnida Ltd., entered into as of November 1, 2022, for the services of Nadav Kidron.

10.73+*	Amendment, dated November 7, 2024, to Employment Agreement by and between Oramed Ltd. and Nadav Kidron, entered into as of November 1, 2022.

10.74+*	Amendment, dated November 7, 2024, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of July 1, 2008, for the services of Miriam Kidron.

19.1*	Oramed Pharmaceuticals Inc. Insider Trading Policy.

21.1*	Subsidiaries.

23.1*	Consent of Kesselman & Kesselman, Certified Public Accountants (Isr.), a member firm of PricewaterhouseCoopers International Limited, an independent registered public accounting firm.

31.1*	Certification Statement of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification Statement of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification Statement of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification Statement of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

97.1	Oramed Pharmaceuticals Inc. Clawback Policy, adopted November 9, 2023 (incorporated by reference from our annual report on Form 10-K filed March 6, 2024).

101.1*	The following financial statements from the Company’s annual report on Form 10-K for the year ended December 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Loss, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensation plan.

§	Certain exhibits and similar attachments to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit or other attachment will be furnished supplementary to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

/s/ Nadav Kidron
Nadav Kidron,
President and Chief Executive Officer

Date: March 27, 2025

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Nadav Kidron	March 27, 2025
Nadav Kidron,
President and Chief Executive Officer and Director
(principal executive officer)

/s/ Avraham Gabay	March 27, 2025
Avraham Gabay,
Chief Financial Officer
(principal financial and accounting officer)

/s/ Daniel Aghion	March 27, 2025
Daniel Aghion,
Director

/s/ Miriam Kidron	March 27, 2025
Miriam Kidron,
Director

/s/ Arie Mayer	March 27, 2025
Arie Mayer,
Director

/s/ Yehuda Reznick	March 27, 2025
Yehuda Reznick,
Director

/s/ Leonard Sank	March 27, 2025
Leonard Sank,
Director

/s/ Benjamin Shapiro	March 27, 2025
Benjamin Shapiro,
Director