Form 10-Q
period 2025-03-31
ORAMED PHARMACEUTICALS INC.
filed 2025-05-15
CIK 1176309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐    No ☒

As of May 14, 2025, there were 40,850,455 shares of the issuer’s common stock, $0.012 par value per share, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Oramed” and the “Company” mean Oramed Pharmaceuticals Inc. and our wholly-owned subsidiaries, unless otherwise indicated. All dollar amounts refer to U.S. Dollars unless otherwise indicated.

On March 31, 2025, the exchange rate between the New Israeli Shekel, or NIS, and the dollar, as quoted by the Bank of Israel, was NIS 3.718 to $1.00. Unless indicated otherwise by the context, statements in this Quarterly Report on Form 10-Q that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

i

Cautionary Statement Regarding Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws and the Israeli securities law. Words such as “expects,” “anticipates,” “intends,” “plans,” “planned expenditures,” “believes,” “seeks,” “estimates,” “considers” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Quarterly Report on Form 10-Q. Additionally, statements concerning future matters are forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements include, among other statements, statements regarding the following:

●	our plan to evaluate potential strategic opportunities;

●	our potential repurchases of shares of our common stock;

●	the possibility that the anticipated benefits of the 2023 Scilex Transaction and 2024 Refinancing (each as defined herein) are not realized when expected or at all, including as a result of the impact of, or problems arising from, the ability of Scilex Holding Company, or Scilex, to repay the Tranche A Note and Tranche B Notes (each as defined herein), or the Notes, and the ability of the Company to realize the value of the warrants;

●	our loan agreement to finance a real estate project, or Profit Sharing Loan Agreement, expose us to potential market, liquidity, and execution risks;

●	our ability to complete the joint venture agreement, or the JV Agreement, with Hefei Tianhui Biotech Co., Ltd., or HTIT, in Oramed NewCo, Inc., or OraTech, and the potential spin off of OraTech, or the Spin Off, without delay or at all and the impact of the Spin Off on our financial position, operations, and ability to realize anticipated benefits from our joint venture;

●	tariffs imposed on all imports into the United States from China may affect our joint venture with HTIT;

●	determination of a final structure for the transactions contemplated by a binding term by and among the institutional investors, us and Scilex, or the ROW License Term Sheet;

●	our exposure to potential litigation;

●	our ability to enhance value for our stockholders;

●	the expected development and potential benefits from our products;

●	the prospects of entering into additional license agreements, or other partnerships or forms of cooperation with other companies or medical institutions;

●	future milestones, conditions and royalties under our license agreements;

●	the potential of the Oravax Medical Inc., or Oravax, vaccine to protect against the coronavirus, or COVID-19, pandemic;

●	our research and development plans, including preclinical and clinical trials plans and the timing of enrollment, obtaining results and conclusion of trials;

ii

●	our belief that our technology has the potential to deliver medications and vaccines orally that today can only be delivered via injection;

●	the competitive ability of our technology based on product efficacy, safety, patient convenience, reliability, value and patent position;

●	the potential market demand for our products;

●	our ability to obtain patent protection for our intellectual property;

●	our expectation that our research and development expenses will continue to be our major expenditure;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and

●	information with respect to any other plans and strategies for our business.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, or our Annual Report, as filed with the Securities and Exchange Commission, or the SEC, on March 27, 2025, as well as those discussed elsewhere in our Annual Report and expressed from time to time in our other filings with the SEC. In addition, historic results of scientific research, clinical and preclinical trials do not guarantee that the conclusions of future research or trials would not suggest different conclusions. Also, historic results referred to in this Quarterly Report on Form 10-Q could be interpreted differently in light of additional research, clinical and preclinical trials results. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report on Form 10-Q which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

iii

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2025

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	March 31,	December 31,
	2025	2024
Assets

CURRENT ASSETS:
Cash and cash equivalents	$74,516	$54,420
Short-term deposits	26,701	55,281
Marketable securities	3,695	3,441
Investments at fair value	25,732	28,788
Prepaid expenses and other current assets	832	1,291
Total current assets	131,476	143,221

LONG-TERM ASSETS:
Long-term deposits	2	2
Investments at fair value	5,366	7,387
Advance payments for real estate	1,221	-
Equity method investee	640	-
Loan to an equity method investee	4,265	-
Other non-marketable equity securities	3,524	3,524
Amounts funded in respect of employee rights upon retirement	32	32
Property and equipment, net	671	698
Operating lease right-of-use assets	342	414
Total long-term assets	16,063	12,057
Total assets	$147,539	$155,278

Liabilities and stockholders’ equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,275	$5,140
Payable to related parties	36	329
Operating lease liabilities	181	216
Total current liabilities	5,492	5,685

LONG-TERM LIABILITIES:
Long-term deferred revenues	2,000	4,000
Employee rights upon retirement	33	30
Operating lease liabilities	120	156
Other liabilities	-	60
Total long-term liabilities	2,153	4,246

COMMITMENTS (note 8)

EQUITY ATTRIBUTABLE TO COMPANY’S STOCKHOLDERS:
Common stock, $0.012 par value (60,000,000 authorized shares; 40,850,455 and 39,919,545 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	491	480
Additional paid-in capital	324,579	322,401
Accumulated deficit	(184,258)	(176,616)
Total stockholders’ equity	140,812	146,265
Non-controlling interests	(918)	(918)
Total equity	139,894	145,347
Total liabilities and equity	$147,539	$155,278

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	Three months ended March 31,
	2025	2024
REVENUES	$2,000	$-

COST OF REVENUE	(1,987)	-
GROSS PROFIT	13	-

RESEARCH AND DEVELOPMENT EXPENSES	(2,206)	(1,179)
GENERAL AND ADMINISTRATIVE EXPENSES	(2,307)	(1,783)
OPERATING LOSS	(4,500)	(2,962)

INTEREST EXPENSES	-	(592)
FINANCIAL INCOME (EXPENSES), NET	(2,558)	5,088
INCOME (LOSS) BEFORE TAX EXPENSES	$(7,058)	$1,534

TAX EXPENSES	(584)	-

NET INCOME (LOSS)	(7,642)	1,534

NET INCOME (LOSS) ATTRIBUTABLE TO:
NON-CONTROLLING INTERESTS	-	(2)
COMPANY’S STOCKHOLDERS	$(7,642)	$1,536

BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK	$(0.19)	$0.04
DILUTED INCOME (LOSS) PER SHARE OF COMMON STOCK	$(0.19)	$0.04
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK	41,228,782	40,835,953
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING DILUTED INCOME (LOSS) PER SHARE OF COMMON STOCK	41,228,782	41,564,007

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands

(UNAUDITED)

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF DECEMBER 31, 2024	39,920	$480	$322,401	$(176,616)	$146,265	$(918)	$145,347
CHANGES DURING THE THREE MONTHS ENDED MARCH 31, 2025
STOCK-BASED COMPENSATION	931	11	2,178	-	2,189	-	2,189
NET LOSS	-	-	-	(7,642)	(7,642)	(* )	(7,642)
BALANCE AS OF MARCH 31, 2025	40,851	$491	$324,579	$(184,258)	$140,812	$(918)	$139,894

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF DECEMBER 31, 2023	40,339	$485	$320,892	$(157,556)	$163,821	$(928)	$162,893
CHANGES DURING THE THREE MONTHS ENDED MARCH 31, 2024
STOCK-BASED COMPENSATION	180	2	1,280	-	1,282	-	1,282
STOCK-BASED COMPENSATION OF SUBSIDIARY	-	-	-	-	-	12	12
NET INCOME	-	-	-	1,536	1,536	(2)	1,534
BALANCE AS OF MARCH 31, 2024	40,519	$487	$322,172	$(156,020)	$166,639	$(918)	$165,721

(*)	represent amounts less than $1

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(UNAUDITED)

	Three months ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,642)	$1,534
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Depreciation	30	56
Exchange differences and interest on deposits	130	(5)
Changes in fair value of investments	3,348	(3,748)
Stock-based compensation	2,189	1,294
Funded in respect of employee rights upon retirement	-	(2)
Change in accrued interest on short-term borrowings to maturity	-	21
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	667	36
Accounts payable, accrued expenses and related parties	(185)	(666)
Net changes in operating lease	1	3
Deferred revenue	(2,000)	-
Liability for employee rights upon retirement	3	1
Other liabilities	(60)	-
Total net cash used in operating activities	(3,519)	(1,476)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3)	(2)
Purchase of short-term deposits	-	(4,000)
Proceeds from redemption of short-term deposits	28,450	19,000
Loan to investment in equity method	(7,000)	-
Equity method investee	(250)	-
Proceeds from loan to an equity method investee	2,736	-
Advance payments for real estate	(1,194)	-
Proceeds from investments	877	15,000
Total net cash provided by investing activities	23,616	29,998
CASH FLOWS FROM FINANCING ACTIVITIES:
Loans repaid	-	(19,000)
Total net cash used in financing activities	-	(19,000)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1)	(1)

INCREASE IN CASH AND CASH EQUIVALENTS	20,096	9,521

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,420	9,055
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$74,516	$18,576

(A) SUPPLEMENTARY DISCLOSURE ON CASH FLOWS -
Interest received	$1,183	$1,341
Interest paid	$-	$(571)

(B) SUPPLEMENTARY DISCLOSURE OF NON-CASH ACTIVITIES
Investment in equity method	$390	$-

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

On March 18, 2021, the Company entered into a license agreement with Oravax Medical Inc. (“Oravax”) and holds 63% of Oravax’s issued and outstanding share capital on a fully diluted basis, as of the date of issuance. Consequently, Oramed consolidates Oravax in its consolidated financial statements since that time.

On July 1, 2024, the Company incorporated a wholly-owned subsidiary in Nevada, Oramed NewCo, Inc. (“OraTech”), which is intended to serve as the company for the joint venture with Hefei Tianhui Biotech Co., Ltd. (“HTIT”) (see below).

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

On February 7, 2025, the Company and HTIT entered into a Joint Venture Agreement (the “JV Agreement”), amending the original agreement signed on January 22, 2024. The joint venture (“JV”) was formed with the purpose of advancing the development and commercialization of oral insulin, combining the Company’s proprietary technology and funding with HTIT’s manufacturing capabilities. Through this partnership, the JV is expected to have the technology, resources, and production capacity to bring oral insulin to market.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 1 - GENERAL (continued):

Incorporation and Operations (continued):

The initial closing of the JV Agreement, initially set on April 30, 2025 but which has not yet occurred, will include an investment of $40,000 by HTIT and $7,500 by the Company into OraTech. Additionally, the Company will transfer all its intellectual property rights to OraTech. Upon completion, OraTech will issue all of its shares to both HTIT and the Company in approximately equal proportion.

The second closing, which was initially set as to close by May 31, 2025, contingent on Nasdaq listing approval, involves a $20,000 investment by HTIT and an additional $7,500 investment by the Company.

The JV Agreement also outlines the spin-off of OraTech, requiring regulatory filings and the distribution of at least 60% of the Company’s equity interest in OraTech to its shareholders. Both the Company and HTIT agreed to a 120-day lock-up period post-listing, restricting share sales.

As part of the JV Agreement, HTIT will receive $20,000 at the initial closing and $10,000 at the second closing under a supply agreement with OraTech. The supply agreement covers both raw materials (insulin, SBTI, etc.) and finished insulin capsules for clinical and commercial applications.

Pursuant to the terms of the JV Agreement, each of the Company, the Subsidiary and HTIT irrevocably released and waived (i) any claims and demands against each other party in connection with an existing Technology License Agreement (“TLA”); and (ii) all rights, obligations and liabilities set out and arising with respect to the performance of the TLA.

Due to ongoing U.S.-China trade tensions, HTIT is currently unable to obtain the necessary regulatory approvals to complete its capital contribution and fulfill its closing obligations under the JV Agreement. These delays have also raised concerns regarding HTIT’s ability to provide supply and manufacturing support in the near term.

As a result, the closing of the JV Agreement is currently on hold. Consequently, the Company has paused plans to initiate the Phase 3 clinical trial in the U.S. pending further clarity. The Company is evaluating whether a modified structure with HTIT is feasible under current conditions and concurrently exploring alternative partners and pathways to advance the program independently.

See note 4 regarding 2023 Scilex Transaction and 2024 Refinancing.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

a.	Condensed consolidated financial statements preparation

The condensed consolidated financial statements included herein have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and, on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”). These condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair statement of the results of the periods presented. Certain information and disclosures normally included in annual consolidated financial statements have been omitted in this interim period report pursuant to the rules and regulations of the Securities and Exchange Commission. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by U.S. GAAP for annual financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the 2024 Form 10-K. The results for interim periods are not necessarily indicative of a full fiscal year’s results.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

b.	Income (loss) per share of common stock

Basic income (loss) per common stock are computed by dividing the net earnings (loss) attributable to stockholders for the period by the weighted average number of shares of common stock outstanding for each period, including vested restricted stock units (“RSUs”). Outstanding stock options, warrants and unvested RSUs have been excluded from the calculation of the diluted loss per share for the three months ended March 31, 2025 because all such securities are anti-dilutive for the three months ended March 31, 2025.

For the diluted earnings per share calculation for the three months ended March 31, 2024, the weighted average number of shares outstanding during the period is adjusted for the potential dilution that could occur in connection with employee share-based payment, using the treasury stock method. The difference in the denominator results from the dilutive impact of 233,200 RSUs.

The weighted average number of stock options, warrants and RSUs excluded from the calculation of diluted income (loss) per share was 4,975,471 and 4,846,474 for the three months ended March 31, 2025 and 2024, respectively.

c.	Recently issued accounting pronouncements, not yet adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

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

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Marketable Securities
DNA (as defined below)	445	-	-	445
Entera (as defined below)	199	-	-	199
Scilex (as defined below)	3,051	-	-	3,050

Loan to an equity method investee (see note 6)	-	-	4,265	4,265
Tranche A Note (see note 4)	-	-	12,268	12,268
Subsequent Penny Warrants (see note 4)	-	1,625	-	1,625
Tranche B Note (see note 4)	-	-	13,733	13,733
Warrants Note B (see note 4)	-	-	184	184

Royalty Purchase Agreement (see note 4)	-	-	1,906	1,906
Profit Sharing Loan Agreement (see note 4)			1,382	1,382
	$3,695	$1,625	$33,738	$39,057

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

d.	Fair value (continued)

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Marketable Securities
DNA	424	-	-	424
Entera	248	-	-	248
Scilex	2,769	-	-	2,769
Tranche A Note (see note 4)	-	-	13,714	13,714
Subsequent Penny Warrants (see note 4)	-	2,772	-	2,772
Tranche B Note (see note 4)	-	-	15,798	15,798
Warrants Note B (see note 4)	-	-	548	548

Royalty Purchase Agreement (see note 4)	-	-	1,976	1,976
Profit Sharing Loan Agreement (see note 4)	-	-	1,367	1,367
	$3,441	$2,772	$33,403	$39,616

As of March 31, 2025 and December 31, 2024, the carrying amounts of cash equivalents, short-term deposits, and accounts payable approximate their fair values due to the short-term maturities of these instruments.

The amounts funded in respect of employee rights are stated at cash surrender value which approximates its fair value.

e.	Revenue recognition

HTIT

On November 30, 2015, the Company entered into a TLA, with HTIT and on December 21, 2015, the parties entered into an amended and restated technology license agreement that was further amended by the parties on June 3, 2016 and July 24, 2016 (the “HTIT License Agreement”).

As of December 31, 2024, an aggregate amount of $22,382 was allocated to the HTIT License Agreement, all of which were received through December 31, 2024. Through December 31, 2024, the Company recognized revenue associated with this agreement in the aggregate amount of $20,382, and deferred the remaining amount of $2,000, which was presented as long-term deferred revenues on the consolidated balance sheet as of December 31, 2024.

Through March 31, 2025, the Company recognized revenue associated with the HTIT License Agreement in an aggregate amount of $22,382, of which $2,000 was recognized in the three months ended March 31, 2025 following HTIT's waiver of any claims and demands against the company which was signed in connection with the JV Agreement.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

e.	Revenue recognition (continued)

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

The Company’s obligation to stand-ready and support Medicox will be recognized on a straight-line basis over the period the Company expects to provide support to Medicox. As of March 31, 2025, this support has not commenced, and no revenue was recognized from the Medicox License Agreement.

If Medicox proceeds with the regulatory approval process in the Republic of Korea, the Company expects most of the revenue to be recognized at a later stage, going forward. If Medicox chooses to terminate the agreement as a result of the outcome of the Phase 3 trials, the Company will accelerate revenue recognition and recognize it at such time.

NOTE 3 - MARKETABLE SECURITIES

The Company’s marketable securities include investments in equity securities of DNA Group (T.R.) Ltd. (“DNA”), Entera Bio Ltd. (“Entera”) and Scilex Holding Company (“Scilex”) at fair value with changes in fair value recognized in earnings.

Composition

	March 31, 2025	December 31, 2024
Short -term:
DNA	$445	$424
Entera	199	248
Scilex	3,051	2,769
	$3,695	$3,441

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - INVESTMENTS, AT FAIR VALUE

2023 Scilex Transaction and 2024 Refinancing

On April 14, 2025, Scilex effected a 1-for-35 reverse stock split of its issued and outstanding common stock. As a result, every 35 shares of Scilex common stock were automatically reclassified into 1 share of common stock, with fractional shares rounded up to the nearest whole share. The numbers below reflect the reverse split effect.

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

In January 2025, the Company extended Tranche A Note’s maturity from March 21, 2025 to December 31, 2025 (the “Extended Maturity Date”). Interest will continue to accrue and be payable on the Extended Maturity Date. In consideration of the extension, the Company received 92,858 shares of Scilex Common Stock.

As per the Tranche A Note terms, if the Tranche A Note is not repaid in full on or prior to March 21, 2024, an exit fee of $3,056 is due. Since the Tranche A Note was not repaid by that date, the Company is entitled to the above-mentioned exit fee at the Extended Maturity Date of the Tranche A Note. No payments were received from Scilex in connection with Tranche A note during the three months ended on March 31, 2025. As of March 31, 2025, Scilex has repaid $69,200 of the amount due under the Tranche A Note.

The Tranche A Note constitutes senior secured indebtedness of Scilex and is guaranteed by all existing or future formed, direct and indirect, domestic subsidiaries of Scilex and is secured by a first priority security interest and liens on all of the assets of Scilex, subject to customary and mutually agreed permitted liens and except for certain specified exemptions.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued)

2023 Scilex Transaction and 2024 Refinancing (continued)

2023 Scilex Transaction (continued)

b.	Warrants to purchase up to 128,572 shares of Scilex common stock with an exercise price of $0.35 per share (the “Closing Penny Warrants”) and four additional warrants (the “Subsequent Penny Warrants”) each for 60,715 shares of Scilex common stock with an exercise price of $0.35 per share. The Closing Penny Warrants were vested on September 21, 2023, and each of the Subsequent Penny Warrants vested quarterly during 2024.

c.	Transferred warrants (the “Transferred Warrants”) to purchase 4,000,000 shares of Scilex common stock with an exercise price of $11.50 per share, fully exercisable and expiring on November 10, 2027. On September 20, 2024, the Company sold the Transferred Warrants for consideration of $300 (see below). As a result, as of March 31, 2025 the Company does not hold any Transferred Warrants.

According to the Extension Agreement (as defined below), as of December 31, 2024, 128,572 Closing Penny Warrants and 57,143 Subsequent Penny Warrants have become exercisable. On October 30, 2024, the Company exercised 128,572 Closing Penny Warrants and 57,143 Subsequent Penny Warrants that were exercisable at such time. As a result, the Company holds 185,715 shares of common stock of Scilex.

Following the 2024 Refinancing (as defined and described below), on October 8, 2024, Scilex used $12,500 of the net proceeds from the proceeds of the Tranche B Notes for the partial repayment of the outstanding balance under the Tranche A Note.

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

The discount rate of the Tranche A Note was based on the B- rating zero curve in addition to a risk premium which takes into account the credit risk of Scilex and ranged between 129.7% to 131.4%.

The fair value of the Penny Warrants was calculated based on the closing price of the Scilex common stock on the Nasdaq Capital Market.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

2023 Scilex Transaction and 2024 Refinancing (continued)

2023 Scilex Transaction (continued)

The table below represents the fair value composition of the Tranche Note A:

	March 31, 2025	December 31, 2024
Tranche A Note	$12,268	$13,714
Subsequent Penny Warrants	$1,625	$2,772
Total	$13,893	$16,486

As of March 31, 2025 and December 31, 2024, the Tranche A Note is included under Investments at fair value, current assets.

As of December 31, 2024, the fair value of the Tranche A Note was less than the aggregate unpaid principal balance (which includes interest payable on maturity) by $8,114.

As of March 31, 2025, the fair value of the Tranche A Note was less than the aggregate unpaid principal balance (which includes interest payable on maturity) by $10,268.

2024 Refinancing

In October 2024, the Company entered into the following transactions (collectively, the “2024 Refinancing”) pursuant to which Scilex issued to the Company:

a. Convertible Notes SPA

The Company entered into a securities purchase agreement (the “Convertible Notes SPA”) with the other Tranche Note B holders (together with the Company, the “Buyers”) and Scilex to refinance a portion of the Tranche A Note and pay off certain other indebtedness of Scilex. Pursuant to the Convertible Notes SPA, the Buyers purchased in a registered offering by Scilex (i) a new tranche B of senior secured convertible notes of Scilex in the aggregate principal amount of $50,000 (the “Tranche B Notes”) repayable on a quarterly basis for 2 years, which Tranche B Notes are convertible into shares of Scilex common stock and (ii) warrants to purchase up to 214,286 shares of Scilex common stock with an exercise price of $36.4 (the “Tranche B warrants”). The Company purchased 50% of Tranche B Notes and Tranche B Warrants and therefore holds an aggregate principal amount of $25,000 of the Tranche B Notes and 107,143 Tranche B Warrants.

Scilex received from the Company, in consideration of the Tranche B Note and the Tranche B Warrants issued to the Company, an exchange and reduction of the principal outstanding balance under the Tranche A Note of $22,500.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

2024 Refinancing (continued)

b. Royalty Purchase Agreement

The Company and the other Tranche Note B holders (together with the Company, the “RPA Purchasers”) entered into a Purchase and Sale Agreement (the “Royalty Purchase Agreement”) with Scilex and Scilex Pharmaceuticals Inc. (“Scilex Pharma”). Pursuant to the Royalty Purchase Agreement, the RPA Purchasers acquired the right to receive, in the aggregate, 8% of net sales worldwide for 10 years (the “Purchased Receivables”) with respect to ZTlido (lidocaine topical system) 1.8%, SP-103 (lidocaine topical system) 5.4%, and any related, improved, successor, replacement or varying dosage forms of the foregoing. The Company acquired the right to receive 50% of the Purchased Receivables and therefore holds the right to receive 4% royalties.

In consideration for its interest in the Purchased Receivables, the Company exchanged and reduced $2,500 of the principal balance under the Tranche A Note.

c. ZTlido Rest of the World Binding Agreement

The Company and certain other institutional investors and Scilex entered into a binding term sheet (“ROW License Term Sheet”), regarding a license and development agreement, with respect to services, compositions, products, dosages and formulations comprising lidocaine, including without limitation, the product and any future product defined as a “Product” under Scilex Pharma’s existing (i) Product development agreement, dated as of May 11, 2011, with Oishi Koseido Co., Ltd. (“Oishi”), and Itochu Chemical Frontier Corporation (“Itochu”), as amended, and (ii) the associated commercial supply agreement, dated February 16, 2017, between Scilex, Oishi and Itochu, as amended.

The Company and such institutional investors hold this license through RoyaltyVest. See note 6 for additional information about RoyaltyVest.

The institutional investors who are parties to the Convertible Notes SPA, Royalty Purchase Agreement and the ZTLido License Agreement are all inter-related.

Tranche B Note Consent

On January 2, 2025, the Company and other Tranche B Note holders entered into deferral and consent agreements with Scilex (the “Tranche B Consent”), deferring Scilex’s first amortization payment under the Tranche B Notes to October 8, 2026. In consideration, the Company received $877 ($500 of the principal amount and $372 accrued interest), and 71,429 Scilex Common Stock shares.

In addition, as part of the Tranche B Consent and contingent upon certain conditions that were met:

●	Scilex and the Tranche B Note holders agreed to a 10-year, assignable 4% royalty on global net sales of Gloperba and Elyxyb, excluding Elyxyb sales in Canada, with the Company entitled to 2%. Gloperba, an oral liquid colchicine formulation for gout, and Elyxyb, an oral solution for acute migraine treatment, represent key assets in Scilex’s portfolio. The definitive agreement was signed on February 28, 2025.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

2024 Refinancing (continued)

●	The Tranche B Note holders have the option, through RoyaltyVest, to fund up to 50% of the cash purchase price for Ex-U.S. product rights to Gloperba and Elyxyb (excluding Elyxyb in Canada) and will receive proportional revenues from commercialization and licensing. As of March 31, 2025, RoyaltyVest exercised its option to Ex-U.S. product rights of Gloperba for $500. See Note 6 for further details.

The Company elected the fair value option for the Tranche B Note and the Royalty Purchase Agreement, The Note B Warrants meet the definition of a derivative and therefore will be measured at fair value. Changes in value are recorded under financial income (expense), net and include interest income on the Tranche B Note.

The valuation of the Tranche B Note’s was performed based on the binomial model, using a discount rate of 129.2%. Presented below is the summary of the assumptions and estimates that were used for the valuation as of March 31, 2025:

Parameters and Assumptions
Share Price	$8.75
Conversion Rate	36.4
Floor Rate	36.4
Expected Term	1.52 Years
Volatility	62.74%
Risk Free Rate	3.92%

The fair value of the Note B Warrants was calculated based on Black and Scholes model.

Presented below is the summary of the assumptions and estimates that were used for the valuation of the Warrants as of March 31, 2025:

Parameters and Assumptions
Share Price	$8.75
Exercise Price	$36.4
Expected Term	4.53 Years
Volatility	61.74%
Risk Free Rate	3.91%
Dividend Rate	0%

The value of the Royalty Purchase Agreement was calculated according to the royalty payment schedule and the aggregation of discounted cash flows derived from the royalty payments, using a discount rate of 129.2%.

As of December 31, 2024, the fair value of the Tranche B Note was less than the aggregate unpaid principal balance (which includes interest payable on maturity) is $9,833.

As of March 31, 2025, the fair value of the Tranche B Note was less than the aggregate unpaid principal balance (which includes interest payable on maturity) is $11,360.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

2024 Refinancing (continued)

The table below represents the fair value composition of the Tranche B Note:

	March 31, 2025			December 31, 2024
	Short term	Long term	Total	Short term	Long term	Total
Tranche Note B	$10,814	2,919	$13,733	$11,263	$4,535	$15,798
Warrant	-	184	184	-	$548	$548
Royalty Purchase Agreement	$1,025	881	$1,906	1,039	$937	$1,976
Total	$11,839	3,984	$15,823	$12,302	$6,020	$18,322

Scilex Transaction Summary

The table below represents the fair value cycle of 2023 Scilex Transaction and 2024 Refinancing transaction throughout December 31, 2024 and March 31, 2025:

	Tranche A	Tranche B	Total
Balance as of December 31, 2023	$110,188	-	$110,188
2024 Refinancing	(21,575)	25,000	3,425
Proceeds from the sale of Transferred Warrants	(300)	-	(300)
Cash received from Tranche A Note repayment	(64,200)	-	(64,200)
Exercised warrants (*)	(6,123)	-	(6,123)
Amounts receivable from the royalty agreement	-	(398)	(398)
Change in fair value	(1,504)	(6,280)	(7,784)
Balance as of December 31, 2024	16,486	18,322	34,808
Amounts receivable from the royalty agreement (**)	-	(208)	(208)
Principal payments		(500)	(500)
Interest payments		(377)	(377)
Change in fair value	(2,593)	(1,414)	(4,007)
Balance as of March 31, 2025	$13,893	$15,823	$29,716

(*)	On October 30, 2024 the Company exercised 128,572 Closing Penny Warrants, and 57,143 Subsequent Penny Warrants into 185,715 shares of common stock of Scilex and as a result, these shares are not part of the Tranche A Note and presented under Marketable securities.

(**)	The amount is included under prepaid expenses and other current assets.

Financial income (expenses) recognized in respect of the 2023 Scilex Transaction and the 2024 Refinancing, for the three months ended March 31, 2025 and 2024, were ($3,616) and $3,552, respectively.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

Scilex Transaction Summary (continued)

The table below represents the fair value breakdown as of March 31, 2025:

	Tranche A Note		Tranche B Note		Total
	Amount	Fair Value	Amount	Fair Value	Fair Value
The Notes (*)	$7,675	$12,268	$24,500	$13,733	$26,001
Warrants	185,715	$1,625	107,143	$184	$1,809
Royalty Purchase Agreement payment	-	-	-	$1,906	$1,906
March 31, 2025	-	$13,893	-	$15,823	$29,716

(*)	the note amount represents the principal amount under the note and excluding the accrued interest

In addition, as a result of the exercise of Transferred Warrants and the Subsequent Penny Warrants, the Tranche A extension agreement and the Tranche B Consent, as of March 31, 2025 the Company holds 350,000 shares of common stock of Scilex. In addition, as of March 31, 2025, the Company holds 185,715 Subsequent Penny Warrants which are fully vested and exercisable.

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

The Company decided to designate the Profit Sharing Loan Agreement as a whole under the Fair-Value option in accordance with Accounting Standards Codification (“ASC”) Topic 825 “Financial Instruments”. The valuation of the Profit Sharing Loan Agreement was based on various project profit scenarios derived from an appraiser’s report. The Company used the Wang Transform model, a risk-neutral probabilities method, with an expected term of 3.76 years, a curve rate of 14.25% and a risk spread of 0.43%.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 5 - ADVANCE PAYMENTS FOR REAL ESTATE

Real Estate – Castel

In January 2025, the Company entered into an agreement to acquire a parcel of land in Mevaseret Zion, Israel for a total purchase price of NIS 5,800 ($1,586). The transaction is structured in installments, and as of March 31, 2025, the Company has paid $1,041 toward the acquisition price and $180 for related costs. The Company intends to pursue value-enhancing activities in connection with the land, with the goal of increasing its potential return upon future sale. The amount is included under Advance payments for real-estate, long term assets.

NOTE 6 - EQUITY METHOD INVESTEE

On October 8, 2024, the Company and certain other investors (“Additional Holders of Note B”) entered into a refinance agreement with Scilex. As part of the refinancing, the Company and the Additional Holders of Note B were granted rights to receive royalties from certain Scilex products. In connection with these rights, on January 2, 2025, the Additional Holders of Note B established RoyaltyVest Ltd. (“RoyaltyVest”), a company incorporated in the British Virgin Islands. On February 12, 2025, the Additional Holders of Note B transferred to the Company 50% of the issued and outstanding capital stock of RoyaltyVest.

As of March 31, 2025, the Company held a 50% equity interest in RoyaltyVest. The Company accounts for this investment using the equity method. The amount of the investment was $640 as of March 31, 2025.

There are no unrecognized losses, guarantees, or commitments related to RoyaltyVest. In addition, no impairment losses were recorded during the reporting period.

In addition to its original investment in RoyaltyVest, the Company is using RoyaltyVest as a potential investment vehicle for additional transactions conducted in collaboration with the other shareholders of RoyaltyVest.

As such, On March 4, 2025, the Company entered into a loan agreement with RoyaltyVest pursuant to which the Company made a loan to RoyaltyVest in the amount of $7,000 to purchase shares of by BioXcel Therapeutics, Inc. (Nasdaq: BTAI) (“BioXcel”). The loan is non-interest bearing and is non recourse to the BioXcel shares. Repayment of the outstanding principal shall be made from the proceeds of sales of BioXcel shares. The company elected to measure the loan at fair value option, and as such it is presented at fair value. During the three months ended March 31, 2025, the Company received $2,736 of the principal amount from RoyaltyVest from the sales of BioXcel.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 6 - EQUITY METHOD INVESTEE (continued):

The transactions below were carried out by RoyaltyVest:

a.	ZTlido License Agreement

As part of the ROW License Term Sheet signed with Scilex under the Tranche B Note, on February 22, 2025, RoyaltyVest, entered into an additional License Agreement with Scilex (“ZTLido License Agreement”). Under the ZTLido License Agreement, RoyaltyVest acquired exclusive rights to develop, manufacture, and commercialize lidocaine-based products, including ZTlido (lidocaine topical system 1.8%) and SP-103, outside the United States. As part of the arrangement, RoyaltyVest and Scilex will each receive 50% of the net profits from the commercialization of these products.

In consideration for the rights to be provided under the proposed ZTLido License Agreement, as more fully described in the ZTLido License Agreement, (a) RoyaltyVest will invest (whether through cash consideration or in-kind payment through the provision of services) $200 per year toward expanding the Product, (b) Scilex will grant RoyaltyVest a worldwide, exclusive right, license and interest to all products rights for the development, out-licensing, commercialization of any Product outside of the United States and other territories, other than certain excluded designated territories ( “ROW Territory”), and (c) each of RoyaltyVest and Scilex will receive 50% percent of the net revenue (less expenses) generated from any product in the ROW Territory.

b.	Ex-U.S. product rights to Gloperba

On February 28, 2025, RoyaltyVest entered into a worldwide (excluding the U.S.) license agreement for Gloperba products, as defined under the License and Commercialization Agreement between RxOmeg Therapeutics LLC and Scilex, dated June 14, 2022, as amended on January 16, 2025 (the “Gloperba License Agreement”). Under the Gloperba License Agreement, RoyaltyVest was granted an exclusive (including as to Scilex Pharma) license to all product-related rights worldwide to develop, manufacture, obtain regulatory approvals for, commercialize, and otherwise exploit the Gloperba products in the licensed territory. RoyaltyVest and Scilex will each be entitled to receive 50% of the net revenue generated from the commercialization of the Gloperba products.

c.	BioXcel

On March 4, 2025, RoyaltyVest participated in a registered direct offering by BioXcel, acquiring 188,383 shares of BioXcel’s common stock, 3,811,617 pre-funded warrants and accompanying warrants to purchase up to an additional 4,000,000 shares for a total consideration of $14,000. The warrants have an exercise price of $4.20 per share, are immediately exercisable, and will expire five years from the date of issuance. The pre-funded warrants have an exercise price of $0.001 per share, and are immediately exercisable with no expiration date.

As of March 31, 2025 RoyaltyVest has sold 1,739,984 shares for $5,472 and continued to hold 136,071 shares of BioXcel common stock and 2,123,941 pre-funded warrants.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 7 - COMMITMENTS:

a.	Grants from the Israel Innovation Authority (“IIA”)

Under the terms of the Company’s funding from the IIA, royalties of 3% are payable on sales of products developed from a project so funded, up to a maximum amount equaling 100%-150% of the grants received (dollar linked) with the addition of interest at an annual rate based on SOFR.

At the time the grants were received, successful development of the related projects was not assured. The total amount received through December 31, 2024 was $2,213 ($2,570 including interest).

On February 18, 2025, the Company received approval from the IIA to transfer all of its IIA-funded technology to OraTech in accordance with the terms of the JV Agreement. This approval was granted upon the condition that the Company pays the aggregate IIA grant amount, plus accrued interest, less all royalties paid to date.

On February 27, 2025, the Company fulfilled its payment obligation by remitting $2,046 to the IIA, and as result the Company has no further obligations to the IIA. This amount is recognized in cost of revenue during the three months ended March 31, 2025.

b.	Clinical Research Organization Services Agreement

On September 23, 2024, the Subsidiary entered into a Clinical Research Organization Services Agreement with a third party, to retain it as a clinical research organization (“CRO”). The services covered by the agreement include strategic planning, expert consultation, data processing, regulatory, clerical, project management and other research and development services requested by the Company for the Phase 3 clinical trial. As consideration for its services, the Company will pay the CRO a total amount of $11,577 during the term of the engagement and based on achievement of certain milestones, of which $1,070 recognized in research and development expenses through March 31, 2025.

c.	Loan Agreement

On March 24, 2025, the Company entered into a loan agreement with Hapisga Project – New Talpiot Ltd. to finance a purchase of a real estate asset in Jerusalem, Israel in the amount of $22,650 (“Hapisga”). The Company lent the amount with a one-year maturity, and a caveat was registered on the property reflecting a commitment to register a first-ranking mortgage on a property which valued at approximately $800,000, providing significant collateral coverage. The loan bears an annual interest rate of 12%.

In addition, in March 2025, the Company entered into an additional loan agreement with Tova Chochma Im Nachala Ltd. (“Tova Chochama”) in the amount of $5,000. The loan bears an annual interest rate of 12%. The original maturity of the loan was set to be 14 days which was further extended, in April 2025, to up to 12 months. Tova Chochama can repay the loan at any time, with interest accruing until the date of actual repayment. This loan is also secured by the registration of the caveat for Hapisga.

In April 2025, the Company paid $27,650 in connection with the loans to Hapisga and to Tova Chocma.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Composition:

	March 31, 2025	December 31, 2024
Accounts payable	$509	$789
Payroll and related accruals	178	407
Income tax	3,788	3,204
Accrued liabilities	800	740
	$5,275	$5,140

NOTE 9 - STOCKHOLDERS’ EQUITY:

Stock -based compensation

Below is a table summarizing all of the RSUs grants to employees made during the three months ended March 31, 2025.

	No. of RSUs granted	Exercise price	Vesting period		Fair value at grant (*)
Employees	1,023,540	-	(**	)	$2,465,430

(*)	The RSUs’ fair value is based on the Company’s share price on the Nasdaq Capital Market on the grant dates.

(**)	Vesting in 12 equal quarterly installments starting January 1, 2025.

Performance restricted stock units (“PSUs”) granted

On January 2, 2025, the Company granted 328,500 PSUs representing a right to receive shares of the Company’s common stock to the Company’s executive officers. The total amount of the PSUs shall vest upon at the earliest of (1) the closing of a joint venture transaction with HTIT; or (2) the repayment to the Company of the value of its principal investment in Scilex plus 10%. The total fair value of these PSUs on the date of grant was $792 based on the quoted closing market share price of $2.41 on the Nasdaq Capital Market on the date of grant.

The Board modified 294,000 outstanding PSUs that were granted to the Company’s executive officers adjusting the vesting criteria from market condition to performance targets, as mentioned above. The incremental fair value arising from the modification was $13.

As of March 31, 2025, the PSUs granted to the Company’s executive officers were deemed to have achieved the first updated performance target. As a result, the Company recognized stock-based compensation expense of $197 for the three months ended March 31, 2025, equal to the unrecognized grant-date fair value of the original award plus the incremental fair value arising from the modification.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 9 - STOCKHOLDERS’ EQUITY (continued):

Buyback program

In June 2024, the Company’s board of directors authorized a stock buyback program pursuant to which the Company may, from time to time, repurchase and retire up to $20,000 in maximum value of its common stock. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The stock buyback program does not obligate the Company to purchase any shares and expires in June 2025. The authorization for the stock buyback program may be terminated, increased or decreased by the Company’s board of directors in its discretion at any time.

During the three months ended March 31, 2025, the Company has not repurchased and retired shares of its common stock under this program.

NOTE 10 - LEASES:

The Company has various operating leases for office space and vehicles that expire through 2027. Below is a summary of the Company’s operating right-of-use assets and operating lease liabilities as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Operating right-of-use assets	$342	$414

Operating lease liabilities, current	181	216
Operating lease liabilities long-term	120	156
Total operating lease liabilities	$301	$372

Lease payments for the Company’s right-of-use assets over the remaining lease periods as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024
2025	154	225
2026	139	141
2027	18	18
Total undiscounted lease payments	311	384
Less: Interest*	(10)	(12)
Present value of lease liabilities	$301	$372

*	Future lease payments were discounted by 3%-7% interest rate.

NOTE 11 - SEGMENT REPORTING:

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

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 12 - RELATED PARTY TRANSACTIONS:

Chief Scientific Officer

On July 1, 2008, the Subsidiary entered into a consulting agreement with KNRY Ltd. (“KNRY”), an Israeli company owned by the Company’s Chief Scientific Officer, whereby the Chief Scientific Officer, through KNRY, provides services to the Company (the “Consulting Agreement”). The Consulting Agreement is terminable by either party upon 140 days prior written notice. The Consulting Agreement, as amended, provides that KNRY will be reimbursed for reasonable expenses incurred in connection with performance of the Consulting Agreement.

Effective as of July 1, 2024, the monthly consulting fee of the Chief Scientific Officer is NIS 134,550 ($37).

Effective as of April 1, 2025, the Company entered into a consulting agreement with KNRY, whereby the Chief Scientific Officer, through KNRY, provides services as Chief Scientific Officer of the Company. The agreement is terminable by either party upon 140 days prior written notice. The agreement provides that KNRY will be reimbursed for reasonable expenses incurred in connection with performance of the agreement. The Chief Scientific Officer receives a monthly consulting fee of NIS 67,275 ($18). Pursuant to the agreement, KNRY and the Chief Scientific Officer each agree that during the term of the agreement and for a 12-month period thereafter, none of them will compete with the Company nor solicit employees of the Company.

In addition, the Company, through the Subsidiary, has entered into an employment agreement with the Chief Scientific Officer, effective as of April 1, 2025, pursuant to which the Chief Scientific Officer receives a gross monthly salary of NIS 51,750 ($14) in consideration for her services as Chief Scientific Officer of the Subsidiary. In addition, the Chief Scientific Officer is provided with a phone and a company car pursuant to the terms of her agreement.

President and Chief Executive Officer

Effective as of July 1, 2024, the Company entered into a consulting agreement with Shnida Ltd. (“Shnida”), whereby the Company’s President and Chief Executive Officer, through Shnida, provides services as President and Chief Executive Officer of the Company. The agreement is terminable by either party upon 140 days prior written notice. The agreement provides that Shnida will be reimbursed for reasonable expenses incurred in connection with performance of the agreement. Effective as of January 1, 2024, the President and Chief Executive Officer receives a monthly consulting fee of NIS 111,349 ($31). Pursuant to the agreement, Shnida and the President and Chief Executive Officer each agree that during the term of the agreement and for a 12-month period thereafter, none of them will compete with the Company nor solicit employees of the Company.

In addition, the Company, through the Subsidiary, has entered into an employment agreement with the President and Chief Executive Officer, effective as of July 1, 2024, pursuant to which, effective as of January 1, 2024, the President and Chief Executive Officer receives gross monthly salary of NIS 59,330 ($16) in consideration for his services as President and Chief Executive Officer of the Subsidiary. In addition, the President and Chief Executive Officer is provided with a phone and a company car pursuant to the terms of his agreement.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 13 - SUBSEQUENT EVENTS:

a.	Alpha Tau

On April 24, 2025, the Subsidiary entered into a share purchase agreement with Alpha Tau Medical Ltd. (Nasdaq: DRTS) (“Alpha Tau”), pursuant to which the Subsidiary purchased 14,110,121 (16.65%) ordinary shares, no par value per share, of Alpha Tau in a registered direct offering at a price of $2.612 per share, for an aggregate purchase price of approximately $36,900. The closing of the transaction occurred on April 28, 2025. In connection with the investment, the Subsidiary has the right to nominate two out of eight directors to Alpha Tau’s board of directors, subject to certain conditions.

Concurrently, the Subsidiary and Alpha Tau entered into a strategic investor relations and public relations services agreement, pursuant to which the Subsidiary will provide Alpha Tau with investor relations and public relations services. As consideration, Alpha Tau agreed to pay the Subsidiary a non-refundable fee of $3,000 over three years and to issue to the Subsidiary warrants to purchase up to 3,237,000 ordinary shares of Alpha Tau at exercise prices ranging from $3.474 to $3.90 per share, subject to shareholder approval. The term of the services agreement is three years, with limited termination rights.

b.	Scilex - Tranche B Note

In April, 2025, and in accordance with Tranche B Note terms, the Company received from Scilex repayment of $3,722 ($3,125 of the principal amount and $597 accrued interest).

c.	Real Estate – Castel

In April 2025, the Company paid an additional $539 toward the acquisition price and $27 for related costs, thereby completing all required payments. As of May 14, 2025, the Company is in the process of transferring the rights of the real estate property and registering it under the Company’s name.

d.	Loan Agreement

In April 2025, the Company paid $27,650 in connection with the loans to Hapisga and to Tova Chocma (see note 7c).

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

On January 22, 2024, we along with our wholly-owned subsidiary Oramed Ltd., entered into a joint venture agreement with Hefei Tianhui Biotech Co., Ltd., or HTIT, and its subsidiary Technowl Limited, or HTIT Sub, to focus on developing and commercializing products based on our oral insulin and POD™ technology, utilizing HTIT’s manufacturing capabilities.

On February 7, 2025, we and HTIT entered into a Joint Venture Agreement, or the JV Agreement, amending the initial JV Agreement signed on January 22, 2024. To execute the JV Agreement, we formed OraTech Pharmaceuticals, Inc., or OraTech, which will serve as the joint venture entity. We currently hold 100% of OraTech shares. OraTech was formed to advance the development and commercialization of oral insulin, combining our proprietary technology and funding with HTIT’s manufacturing capabilities. Through this partnership, OraTech is expected to have the technology, resources, and production capacity to bring oral insulin to market. The agreement also outlines the spin-off of OraTech, or the Spin Off, requiring regulatory filings and the distribution of the majority of OraTech’s shares held by us to our shareholders. Both we and HTIT agreed to a 120-day lock-up period post-listing, restricting share sales.

Under the JV Agreement’s terms, the initial closing, or the Initial Closing, which was initially set as April 30, 2025 but has not yet occurred, will include an investment of $40,000,000 by HTIT and $7,500,000 by us into OraTech. Additionally, we will transfer all our intellectual property rights to OraTech. The second closing, which was initially set as to close by May 31, 2025, contingent on the listing of OraTech’s shares on Nasdaq, involves a $20,000,000 investment by HTIT and an additional $7,500,000 investment by us, or the Second Closing, which was initially set as to close by May 31, 2025. Upon completion of the Initial Closing and the Second Closing, OraTech will issue shares to both HTIT and us, resulting in ownership of 50% for each of HTIT and us, excluding the impact of the contemplated distribution of OraTech shares to our shareholders.

As part of the JV Agreement, HTIT will receive $20,000,000 at the Initial Closing and $10,000,000 at the Second Closing under a supply agreement with OraTech. The supply agreement covers both raw materials (insulin, SBTI, etc.) and finished insulin capsules for clinical and commercial applications.

Due to ongoing U.S.-China trade tensions, HTIT is currently unable to obtain the necessary regulatory approvals to complete its capital contribution and fulfill its closing obligations under the JV Agreement. These delays have also raised concerns regarding HTIT’s ability to provide supply and manufacturing support in the near term.

As a result, the closing of the JV Agreement is currently on hold. Consequently, we paused plans to initiate the Phase 3 clinical trial in the U.S. pending further clarity. We are evaluating whether a modified structure with HTIT is feasible under current conditions and concurrently exploring alternative partners and pathways to advance the program independently.

2023 Scilex Transaction and 2024 Refinancing

On April 14, 2025, Scilex effected a 1-for-35 reverse stock split of its issued and outstanding common stock. As a result, every 35 shares of Scilex common stock were automatically reclassified into 1 share of common stock, with fractional shares rounded up to the nearest whole share. The numbers below reflect the reverse split effect.

2023 Scilex Transaction

On September 21, 2023, we entered into and consummated transactions, or, collectively, the 2023 Scilex Transaction, with Scilex Holding Company, or Scilex, pursuant to which Scilex issued to us:

a.

A senior secured promissory note, or the Tranche A Note, with a principal amount of $101,875,000, maturing on March 21, 2025 and bearing interest of SOFR plus 8.5%, payable in-kind. Scheduled principal payments are due on December 21, 2023, March 21, 2024, June 21, 2024, September 21, 2024, and December 21, 2024, with the balance due on March 21, 2025. In January 2025, we extended Tranche A Note maturity from March 21, 2025 to December 31, 2025. As per the Tranche A Note terms, if the Tranche A Note is not repaid in full on or prior to March 21, 2024, an exit fee of approximately $3,056,000. Since the Tranche A Note was not repaid by March 21, 2024, we are entitled to the above-mentioned exit fee at the maturity date of the Tranche A Note. As of May 14, 2025, Scilex has repaid $69,200,000 of the amount due under the Tranche A Note and refinanced $25,000,000 as part of the 2024 Refinancing (as defined below).

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

On January 21, 2025, we entered into an amendment to the Tranche A Note, or the Tranche A Extension agreement, extending the maturity date from March 21, 2025, to December 31, 2025 or the Extended Maturity Date. Interest will continue to accrue and be payable on the Extended Maturity Date. In consideration of the extension, we received 92,858 shares of Scilex common stock.

b.

Warrants to purchase up to 128,572 shares of Scilex common stock with an exercise price of $0.35 per share, or the Closing Penny Warrants, and four additional warrants, or the Subsequent Penny Warrants, each for 60,715 shares of Scilex common stock with an exercise price of $0.35 per share. The Closing Penny Warrants vested on September 21, 2023, and each of the Subsequent Penny Warrants vested on each of March 19, 2024, June 17, 2024, September 15, 2024 and December 14, 2024. The Closing Penny Warrants and the Subsequent Penny Warrants shall become exercisable on the earliest of (i) March 14, 2025 and (ii) the date on which the Tranche A Note has been repaid in full. As of March 27, 2025, the Closing Penny Warrants and the Subsequent Penny Warrants are fully vested.

On October 30, 2024, we exercised 128,572 Closing Penny Warrants and 57,143 Subsequent Penny Warrants that were exercisable at such time. As a result, we hold 187,715 shares of common stock of Scilex.

As of March 31, 2025, the Closing Penny Warrants and the Subsequent Penny Warrants are fully vested and exercisable.

c.	Transferred warrants, or the Transferred Warrants, to purchase 114,286 shares of Scilex common stock with an exercise price of $402.5 per share, fully exercisable and expiring on November 10, 2027. On September 20, 2024, we sold the Transferred Warrants for consideration of $300,000 (see below). As a result, as of May 14, 2025 we do not hold any Transferred Warrants.

2024 Refinancing

On October 7, 2024, we and certain institutional investors, or the Note B Holders, entered into certain agreements with Scilex, pursuant to which the Note B Holders purchased in a registered offering, or the 2024 Refinancing, (i) a new tranche B of senior secured convertible notes of Scilex in the aggregate principal amount of $50,000,000, or the Tranche B Notes, which Tranche B Notes are convertible into shares of Scilex common stock and (ii) warrants, or the Tranche B Warrants, to purchase up to 214,286 shares of Scilex common stock with an exercise price of $1.04, or Tranche B Warrants. We purchased 50% of Tranche B Note and Tranche B Warrants and therefore hold an aggregate principal amount of $25,000,000 under the Tranche B Note and 107,143 Tranche B Warrants.

Scilex received from us, in consideration for our part in Tranche B Notes and the Tranche B Warrants issued to us, an exchange and reduction of the principal outstanding balance under the Tranche A Note of $22,500,000.

As of May 14, 2025, we received a total amount of $3,722,000 from Scilex related to Tranche B Note.

Royalty Purchase Agreement

In addition to Tranche B Notes, on October 8, 2024, we and certain institutional investors, or the RPA Purchasers, entered into a Purchase and Sale Agreement, or the RPA, with Scilex and Scilex Pharmaceuticals Inc., or Scilex Pharma. Pursuant to the RPA, the RPA Purchasers acquired the right to receive, in the aggregate, 8% of net sales worldwide for 10 years of certain purchase receivables, or the Purchased Receivables with respect to ZTlido (lidocaine topical system) 1.8%, SP-103 (lidocaine topical system) 5.4%, and any related, improved, successor, replacement or varying dosage forms of the foregoing. We acquired the right to receive 50% of the Purchased Receivables, as more fully described in the RPA and therefore hold the right to receive 4% royalties.

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

ZTlido Rest of the World Binding Agreement

We and certain other institutional investors and Scilex entered into a binding term sheet, or the ROW License Term Sheet, regarding a license and development agreement, with respect to services, compositions, products, dosages and formulations comprising lidocaine, including without limitation, the product and any future product defined as a “Product” under Scilex Pharma’s existing (i) Product development agreement, dated as of May 11, 2011, with Oishi Koseido Co., Ltd. , or Oishi, and Itochu Chemical Frontier Corporation, or Itochu, as amended, and (ii) the associated commercial supply agreement, dated February 16, 2017, between Scilex, Oishi and Itochu, as amended.

To implement the agreement, we and the other institutional investors agreed to operate through a joint venture. Accordingly, on January 2, 2025, the institutional investors formed RoyaltyVest Ltd., or RoyaltyVest, a company incorporated in the British Virgin Islands. On February 12, 2025, they transferred to us 50% of the issued and outstanding shares of RoyaltyVest.

Tranche B Note Consent

On January 2, 2025, we and other Tranche B Noteholders entered into deferral and consent agreements with Scilex or the Tranche B Note Consent, deferring Scilex’s first amortization payment under the Tranche B Note to October 8, 2026. In consideration, we received approximately $877,000 and 71,249 shares of Scilex common stock.

In addition, as part of the Tranche B Consent and contingent upon certain conditions that were met:

1.	Scilex and the Tranche B Noteholders agreed to a 10-year, assignable 4% royalty on global net sales of Gloperba and Elyxyb in certain territories outside of the United States, or RoW, of which, we are entitled to 2% royalties. Gloperba, an oral liquid colchicine formulation for gout, and Elyxyb, an oral solution for acute migraine treatment, represent key assets in Scilex’s portfolio. The definitive agreement was signed on February 28, 2025.

2.	The Tranche B Noteholders have the option, through RoyaltyVest, to fund up to 50% of the cash purchase price for RoW product rights to Gloperba and Elyxyb (excluding Elyxyb in Canada) and will receive proportional revenues from commercialization and licensing. As of March 31, 2025, RoyaltyVest exercised its option to Ex-U.S. product rights of Gloperba for $500.

In addition, as a result of the exercise of Transferred Warrants and the Subsequent Penny Warrants, the Tranche A extension agreement and the Tranche B Consent, as of March 31, 2025, we hold 350,000 shares of common stock of Scilex. In addition, as of March 31, 2025, we hold 187,715 Subsequent Penny Warrants.

Royalty Purchase Agreement — Gloperba and Elyxyb

Following the Tranche B Note Consent, on February 28, 2025, we entered into the RPA with the RPA Purchasers, pursuant to which Scilex Pharma sold rights to receive 4% of worldwide net sales of Gloperba, Elyxyb, and related products. We are entitled to 50% of these royalty payments. Under the agreement, Scilex Pharma will make quarterly payments to the RPA Purchasers for a term of 10 years, beginning with sales from the first quarter of 2025.

ZTLido License Agreement

Following the ROW License Term Sheet, on February 22, 2025, we, through our 50% ownership in RoyaltyVest, entered into a license agreement with Scilex, or the ZTLido License Agreement. Under the ZTLido License Agreement , RoyaltyVest acquired exclusive rights to develop, manufacture, and commercialize lidocaine-based products, including ZTlido (lidocaine topical system 1.8%) and SP-103, in the ROW Territory. As part of the ZTLido License Agreement, RoyaltyVest and Scilex will each receive 50% of the net profits from the commercialization of these products. Given our 50% ownership in RoyaltyVest, we effectively hold a 25% in the profits generated under this agreement.

Gloperba Rest of World License Agreement

On February 28, 2025, we through RoyaltyVest, entered into a worldwide (excluding the U.S.) license agreement for Gloperba products, as defined under the License and Commercialization Agreement between RxOmeg Therapeutics LLC and Scilex, dated June 14, 2022, as amended on January 16, 2025, or the Gloperba License Agreement. Under the Gloperba License Agreement, RoyaltyVest was granted an exclusive (including as to Scilex Pharma) license to all product-related rights worldwide to develop, manufacture, obtain regulatory approvals for, commercialize, and otherwise exploit the Gloperba products in the licensed territory. RoyaltyVest and Scilex will each be entitled to receive 50% of the net revenue generated from the commercialization of the Gloperba products.

BioXcel

In order to diversify our investments as a part of our use of cash strategy, on March 4, 2025, RoyaltyVest, participated in a registered direct offering by BioXcel Therapeutics, Inc. (Nasdaq: BTAI), or BioXcel, acquiring 188,383 shares of BioXcel’s common stock, 3,811,617 pre-funded warrants and accompanying warrants to purchase up to an additional 4,000,000 shares for a total consideration of $14,000,000. The warrants have an exercise price of $4.20 per share, are immediately exercisable, and will expire five years from the date of issuance. The pre-funded warrants have an exercise price of $0.001 per share, are immediately exercisable with no expiration date.

BioXcel is a biopharmaceutical company leveraging artificial intelligence to develop innovative medicines in neuroscience and immuno-oncology. Its lead programs focus on treatments for agitation in neuropsychiatric disorders and other central nervous system conditions.

As of May 14, 2025, RoyaltyVest, have sold 1,739,988 shares and continue to hold 136,071 shares of BioXcel common stock and 2,123,941 pre-funded warrants.

Alpha Tau Transaction

On April 24, 2025, Oramed Ltd. entered into a share purchase agreement with Alpha Tau Medical Ltd. (Nasdaq: DRTS), or Alpha Tau, pursuant to which Oramed Ltd. purchased 14,110,121 ordinary shares, no par value per share, of Alpha Tau in a registered direct offering at a price of $2.612 per share, for an aggregate purchase price of approximately $36,900,000. The closing of the transaction occurred on April 28, 2025. In connection with the investment, Oramed Ltd. has the right to nominate two directors to Alpha Tau’s board of directors, subject to certain conditions.

Concurrently, Oramed Ltd. and Alpha Tau entered into a strategic investor relations and public relations services agreement, pursuant to which Oramed Ltd. will provide Alpha Tau with investor relations and public relations services. As consideration, Alpha Tau agreed to pay Oramed Ltd. a non-refundable fee of $3,000,000 over three years and to issue to Oramed Ltd. warrants to purchase up to 3,237,000 ordinary shares of Alpha Tau at exercise prices ranging from $3.474 to $3.90 per share, subject to shareholder approval. The term of the services agreement is three years, with limited termination rights.

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

Joint Venture Agreement: As mentioned above, on February 7, 2025, we entered into the JV Agreement with HTIT. The collaboration combines our POD technology with HTIT’s manufacturing capabilities. We expect this integration of technology and manufacturing expertise will enable us to ensure consistent, high-quality production at scale, setting new standards for oral protein delivery.

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

Impact of Current Events

On October 7, 2023, the State of Israel was attacked by Hamas, a group designated as a terrorist organization by the United States, and the State of Israel subsequently declared war on Hamas. Since that time, Israel has been engaged in a multi-front armed conflict with combatants located in Gaza, the West Bank, Syria, Iran, Lebanon and Yemen. The situation in the region remains volatile and the possibility of renewed conflicts persists. As of May 14, 2025, we believe that there is no immediate risk to our business operations related to these events. For further information, see “Item 1A. Risk Factors,” under “We are affected by the political, economic and military risks of having operations in Israel” in our Annual Report.

Real Estate Investments

On November 7, 2024, our Board of Directors, or the Board, approved investments of up to $10,000,000 in real estate assets. This decision aligns with our strategic approach to capital allocation, leveraging opportunities in the current real estate market where we have identified attractive investment prospects. With interest rates expected to decline and valuations presenting favorable entry points, the Board believes these investments could provide long-term value appreciation and potential income streams, further strengthening our financial position. As we continue to evaluate our business strategy, including potential structural changes, these investments are intended to enhance financial flexibility and maximize shareholder value. On February 13, 2025, the Board approved increasing the real estate investments to up to $30,000,000.

Real Estate Transactions

On September 4, 2024, we entered into a loan agreement, or the Profit Sharing Loan Agreement, with Rabi Binyamin 4 Tama 38 Ltd., or the Borrower, to finance a real estate project, or the Rabi Binyamin Project. According to the terms of the Profit Sharing Loan Agreement, we agreed to loan NIS 5,500,000 (approximately $1,523,000), or the Loan Principal, to the Borrower. NIS 4,700,000 (approximately $1,307,000) was loaned upon signing the Profit Sharing Loan Agreement and an additional NIS 800,000 (approximately $216,000) will be loaned upon certain milestones which are expected to occur in the first half of 2025. Upon completion of the Rabi Binyamin Project, we entitled to receive the Loan Principal and the greater of: (i) 20% annual interest of the Loan Principal and (ii) 40% of the Rabi Binyamin Project profits.

In January 2025, we entered into an agreement to acquire a parcel of land in Mevaseret Zion, Israel for a total purchase price of NIS 5,800,000 (approximately $1,586,000). The transaction is structured in installments, and as of May 14, 2025, we have paid approximately $1,221,000 toward the acquisition price.

On March 24, 2025, we entered into a loan agreement with Hapisga Project – New Talpiot Ltd. to finance a purchase of a real estate asset in Jerusalem, Israel in the amount of $22,650,000 (“Hapisga Loan”). The loan has a one-year maturity, and a caveat was registered on the property reflecting a commitment to register a first-ranking mortgage on a property which valued at approximately $800,000,000, providing significant collateral coverage. The loan bears an annual interest rate of 12%. On the same date, we entered into a loan agreement with Tova Chochma Im Nachala Ltd. (“Tova Chochama”) in the amount of $5,000,000. The loan bears an annual interest rate of 12% with a maturity date of 12 months. Tova Chochama can repay the loan at any time. This loan is also secured by the registration of the caveat for Hapisga Loan. The loans were granted by us in April 2025.

Results of Operations

Comparison of three months ended March 31, 2025 and 2024

The following table summarizes certain statements of operations data of the Company for the three months ended March 31, 2025 and 2024 (in thousands of dollars except share and per share data):

	Three months ended
	March 31, 2025	March 31, 2024
Revenues	$2,000	$-
Cost of revenues	(1,987)	-
Gross profit	13	-

Research and development expenses	(2,206)	(1,179)
General and administrative expenses	(2,307)	(1,783)
Operating loss	(4,500)	(2,962)

Interest expenses	-	(592)
Financial income (expenses), net	(2,558)	5,088
Income (loss) before taxes on income	$(7,058)	$1,534
Taxes on income	(584)	-
Net income (loss)	(7,642)	1,534

Basic income (loss) per share of common stock	$(0.19)	$0.04
Diluted income (loss) per share of common stock	$(0.19)	$0.04
Weighted average shares of common stock outstanding used in computing basic income (loss) per share of common stock	41,228,782	40,835,953
Weighted average shares of common stock outstanding used in computing diluted income (loss) per share of common stock	41,228,782	41,564,007

Revenues

On February 7, 2025, we and HTIT entered into the JV Agreement, amending the original agreement signed on January 22, 2024. Pursuant to the terms of the JV Agreement, we and HTIT irrevocably released and waived (i) any claims and demands against each other party in connection with our existing Technology License Agreement with HTIT, or TLA; and (ii) all rights, obligations and liabilities set out and arising with respect to the performance of the TLA.

We recognized $2,000,000 revenue related to the HTIT License Agreement in the three months ended March 31, 2025 while there were no revenues for the three months ended March 31, 2024.

Cost of Revenues

On February 18, 2025, we received approval from Israel Innovation Authority, or the IIA, to transfer all of its IIA-funded technology to OraTech in accordance with the terms of the JV Agreement. This approval was granted upon the condition that we pay the aggregate IIA grant amount, plus accrued interest, less all royalties paid to date.

On February 27, 2025, we fulfilled our payment obligation by remitting approximately $2,046,000 to the IIA, and as result we have no further obligations to the IIA. The amount is recognized in cost of revenue during the three months ended March 31, 2025, which was partially offset by an expense reversal of approximately $59,000. There was no cost of revenue for the three months ended March 31, 2024.

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

Research and development expenses for the three months ended March 31, 2025 increased by 87% to approximately $2,206,000, compared to approximately $1,179,000 for the three months ended March 31, 2024. The increase was primarily driven by costs related to preparations for a new Phase 3 clinical trial, as opposed to lower expenses in the prior year associated with terminated Phase 3 trials. Additionally, stock-based compensation expenses rose, mainly due to performance restricted stock units, or PSUs, granted to executive officers.

General and Administrative Expenses

General and administrative expenses include the salaries and related expenses of our management, consulting expenses, legal and professional fees, travel expenses, business development expenses, insurance expenses and other general expenses.

General and administrative expenses for the three months ended March 31, 2025 increased by 29% to approximately $2,307,000 compared to approximately $1,783,000 for the three months ended March 31, 2024. The increase was mainly due to higher stock-based compensation expenses due to PSUs granted to executive officers.

Interest Expenses

There were no interest expenses for the three months ended March 31, 2025, compared to interest expenses of $592 for the three months ended March 31, 2024, since the Short-Term Borrowings (as defined below) received from Israel Discount Bank Ltd. were terminated during the second quarter of 2024.

Financial Income (Expenses), Net

Net financial expenses were approximately $2,558,000 for the three months ended March 31, 2025, compared to financial income of approximately $5,088,000 for the three months ended March 31, 2024. The change was primarily due to the revaluation of the investment in Scilex, partially offset by interest income on deposits and the revaluation of marketable securities.

Tax on income

During the three months ended March 31, 2025, we recognized tax on income of approximately $584,000. The tax on income are primarily attributable to the 2023 Scilex Transaction and 2024 Refinancing. The provision for tax on income in the interim period is determined using an estimated annual effective tax rate.

During the three months ended March 31, 2024, we did not recognize any tax on income.

Liquidity and Capital Resources

From our inception through March 31, 2025, we have incurred losses in an aggregate amount of approximately $184,258,000. During that period and through March 31, 2025, we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of approximately $255,384,000, net of transaction costs. During that period, we also received cash consideration of approximately $28,001,000 from the exercise of warrants and options. We expect to seek additional financing through similar sources in the future, as needed. As of March 31, 2025, we had approximately $74,516,000 of available cash and approximately $26,701,000 of short-term bank deposits. In addition, we hold a variety of interests in certain investments, including in Scilex and others, as further detailed in this Quarterly Report on Form 10-Q.

From inception through March 31, 2025, we have not generated significant revenues from our operations (other than recognizing deferred revenue related to the HTIT License Agreement, as described above). Although, we have increased the research and development activities related to the new Phase 3 clinical trial, our research and development activities have been significantly reduced while we conducted a strategic review process, following the termination of the ORA-D-013-1 and ORA-D-013-2 Phase 3 trials. Following the preparation and expected initiation of the revised phase 3 trial (ORA-D-013-3), we expect to increase our research and development expenses, either directly or through OraTech.

Based on our current cash resources and commitments, we believe we will be able to maintain our current planned activities and the corresponding level of expenditures for at least the next 12 months.

As of March 31, 2025, our total current assets were approximately $131,476,000 and our total current liabilities were approximately $5,492,000. On March 31, 2025, we had a working capital surplus of approximately $125,984,000 and an accumulated loss of approximately $184,258,000. As of December 31, 2024, our total current assets were approximately $143,221,000 and our total current liabilities were approximately $5,685,000. On December 31, 2024, we had a working capital surplus of approximately $137,536,000 and an accumulated loss of approximately $176,616,000. The decrease in working capital surplus was mainly due a decrease in short-term deposits that was partially offset by an increase in cash and cash equivalents and marketable securities.

During the three months ended March 31, 2025, cash and cash equivalents increased to approximately $74,516,000 from approximately $54,420,000 as of December 31, 2024. The increase was mainly due to the reasons described below.

Operating activities used cash of approximately $3,519,000 in the three months ended March 31, 2025, compared to approximately $1,476,000 used in the three months ended March 31, 2024. Cash used in operating activities primarily consisted of research and development expenses, and general and administrative expenses, partially offset by interest received from short-term deposits and a slight increase in accounts payable and accrued expenses.

Investing activities provided cash of approximately $23,616,000 in the three months ended March 31, 2025, compared to approximately $29,998,000 in the three months ended March 31, 2024. Cash provided by investing activities in the three months ended March 31, 2025 consisted primarily of proceeds from short-term deposits and proceeds from the sale of BioXcel shares by RoyaltyVest. Cash provided by investing activities in the three months ended March 31, 2024 is mainly due to our investment in Scilex and short-term investing activities, partially offset by the purchase of short-term deposits.

There were no financing activities in the three months ended March 31, 2025, compared to cash used by financing activities of approximately $19,000,000 in the three months ended March 31, 2024. Cash used by financing activities in the three months ended March 31, 2024, consisted primarily of partial repayment of the Short-Term Borrowings described below.

On August 8, 2023, we borrowed an aggregate of $99,550,000 pursuant to loan agreements from Israel Discount Bank Ltd., or the Short-Term Borrowings. The Short-Term Borrowings matured on dates ranging from August 11, 2023 to May 24, 2024, bore interest ranging from 6.66% to 7.38%, were secured by certificates of deposits issued by Israel Discount Bank Ltd. having an aggregate face amount of $99,550,000. The net proceeds of the Short-Term Borrowings were used to fund the Tranche A Note. The Short-Term Borrowings were paid in one payment of principal and interest at each respective maturity. As of March 31, 2025, we had repaid the entire Short-Term Borrowings amount.

Critical accounting policies and estimates

Our critical accounting policies are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report.

Planned Expenditures

In previous years, we primarily invested in research and development. We expect that in the upcoming years our research and development expenses will continue to be our major operating expense, either directly or under the JV Agreement, however, if this clinical trial is conducted through OraTech, these costs will be borne by OraTech and not by us.

PART II – OTHER INFORMATION

ITEM 1A: Risk Factors

There have been no material changes to our risk factors from the information disclosed in “Part I - Item 1A - Risk Factors” of the 2024 Form 10-K, except as set forth below:

Changes in trade policy, including new tariffs and retaliatory measures, by the United States could adversely affect our and/or HTIT’s ability to consummate the joint venture.

Changes to economic conditions and policies in the United States could negatively impact our and/or HTIT’s ability to consummate the joint venture on time or at all. Recently, the U.S. trade environment has become increasingly uncertain. In some instances, escalated tariff disputes with major trading partners and related uncertainty around future trade policy are contributing to higher import costs, strained export demand, and delayed investments by businesses. These dynamics can slow economic growth and disrupt financial markets in the U.S. and other countries, as evidenced by market volatility following intensified U.S.-China tariff actions.

An unfavorable tariff environment amplifies macroeconomic headwinds - including the risk of a U.S. economic slowdown, market volatility, elevated inflation, and interest rate shifts - which could negatively impact our and/or HTIT’s ability to consummate the joint venture on time or at all. If trade tensions continue or worsen, the resulting economic and market turbulence could materially and adversely affect our revenues, profitability and growth prospects, thereby jeopardizing our and/or HTIT’s ability to fulfill respective obligations under the JV Agreement on time or at all.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2024, our board of directors authorized a stock buyback and retirement program pursuant to which we may, from time to time, repurchase up to $20 million in maximum value of its common stock. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The stock buyback program does not obligate us to purchase any shares and expires in 12 months. The authorization for the stock buyback program may be terminated, increased or decreased by our board of directors in its discretion at any time.

We have repurchased and retired 1,036,976 shares of our common stock under this program for approximately $2,494,000, including approximately $10,000 of excise tax, at an average price of $2.36 per share. All purchases were funded with cash on hand.

We did not repurchase and retire shares of common stock during the first quarter of 2025.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to small reporting companies.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6 - EXHIBITS

Number	Exhibit

10.1*	Share Purchase Agreement, dated as of April 28, 2025, by and between Oramed Ltd. and Alpha Tau Medical Ltd.

10.2*	Consulting Agreement by and between Oramed Pharmaceuticals Inc. and KNRY, Ltd., entered into as of April 1, 2025, for the services of Miriam Kidron

10.3*	Employment Agreement by and between Oramed Ltd. and Miriam Kidron, entered into as of April 1, 2025

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Date: May 15, 2025	By:	/s/ Nadav Kidron
Nadav Kidron
President and Chief Executive Officer

Date: May 15, 2025	By:	/s/ Avraham Gabay
Avraham Gabay
Chief Financial Officer
(Principal Financial and Accounting Officer)