Form 10-K/A
period 2024-12-31
ORAMED PHARMACEUTICALS INC.
filed 2025-07-16
CIK 1176309

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

Explanatory Note

Oramed Pharmaceuticals, Inc. (the “Company”, “we” or “us”) is filing this Amendment No. 1 (this “Amendment”) to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 27, 2025 (the “Original Form 10-K”). The purpose of this Amendment is solely to correct certain disclosures to Item 11. Executive Compensation specifically with respect to the compensation information of our Named Executive Officers (“NEOs”) as result of revising who qualified as NEOs for the year ended December 31, 2024, and Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters as a result of the change of NEOs.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part IV, Item 15 has also been amended and restated to include the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been amended by or included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. We are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as no financial statements are being filed with this Amendment.

No changes are hereby made to the Company’s financial statements. Other than the changes discussed above and the filing of the currently dated certifications to this Amendment, no changes have been made to the Original Form 10-K or the exhibits filed therewith. This Amendment has not been updated to reflect events that occurred after March 27, 2025, the filing date of the Original Form 10-K. As such, this Amendment should be read in conjunction with the Original Form 10-K.

TABLE OF CONTENTS

PART III
ITEM 11. EXECUTIVE COMPENSATION	1
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	13

i

PART III

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

The Compensation Committee of our Board is comprised solely of independent directors as defined by Nasdaq and non-employee directors as defined by Rule 16b-3 under the Exchange Act. The Compensation Committee has the authority and responsibility to review and approve the compensation of our President and Chief Executive Officer and other executive officers. Other information concerning the structure, roles and responsibilities of our Compensation Committee is set forth in “Board Meetings and Committees-Compensation Committee” section.

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

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation earned by our NEOs for the years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (1)(2)	RSUs and PSUs Awards ($) (3)	All Other Compensation ($) (1)(4)	Total ($)
Nadav Kidron	2024	540,145	270,767	1,224,760	62,017	2,097,689
President, Chief Executive Officer and Chairman	2023	462,988	242,576	904,920	48,738	1,659,222

Dr. Miriam Kidron	2024	408,104	155,291	951,545	19,607	1,534,547
Chief Scientific Officer and director(5)	2023	347,405	139,123	605,480	17,423	1,109,431

Joshua Hexter	2024	259,038	93,992	608,545	69,875	1,031,450
Chief Operating & Business Officer	2023	272,139	84,583	306,720	64,998	728,440

(1)	Amounts paid for Salary, Bonus and All Other Compensation that were originally denominated in NIS were translated into U.S. Dollars at the then average exchange rate for the period.

(2)	Bonuses were granted at the discretion of the Compensation Committee.

(3)	For RSU and performance stock unit, or PSU, awards, the amounts reflect the grant date fair value, as calculated pursuant to ASC Topic 718 “Compensation-Stock Compensation.” The assumptions used to determine the fair value of the RSU awards are set forth in note 10 to our audited consolidated financial statements. Our NEOs will not realize the value of these awards in cash unless and until the awards vest and the underlying shares are issued and subsequently sold.

On January 2, 2025, we granted 328,500 PSUs that shall vest upon at the earliest of (1) the closing of a JV transaction with HTIT; or (2) the repayment to us of the value of our principal investment in Scilex plus 10%. We modified 294,000 outstanding PSUs that were granted, adjusting the vesting criteria and performance targets. As of March 27, 2025, all PSUs that granted achieved the first updated performance target.

(4)	See “All Other Compensation Table” below.

(5)	Dr. Kidron receives compensation from Oramed Ltd. through KNRY, Ltd., or KNRY. See “-Employment and Consulting Agreements” below.

All Other Compensation Table

The “All Other Compensation” amounts set forth in the Summary Compensation Table above consist of the following:

Name	Year	Automobile- Related Expenses ($)	Manager’s Insurance (1)($)	Education Fund ($)	Total ($)
Nadav Kidron	2024	30,505	25,158	6,354	62,017
	2023	21,191	21,711	5,836	48,738

Dr. Miriam Kidron	2024	19,607	-	-	19,607
	2023	17,423	-	-	17,423

Joshua Hexter	2024	16,217	34,219	19,439	69,875
	2023	16,418	29,317	19,263	64,998

(1)	Manager’s insurance and education funds are customary benefits provided to employees based in Israel. Manager’s insurance is a combination of severance savings (in accordance with Israeli law), defined contribution tax-qualified pension savings and disability insurance premiums. An education fund is a savings fund of pre-tax contributions to be used after a specified period of time for educational or other permitted purposes.

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

We, through Oramed Ltd., have entered into an employment agreement with Joshua Hexter as of August 18, 2019, pursuant to which Mr. Hexter was appointed as Chief Operating & Business Officer of the Company and Oramed Ltd., effective September 19, 2019. In accordance with the employment agreement, as amended, Mr. Hexter’s current gross monthly salary is NIS 81,466, effective as of July 1, 2024, and he will be provided with a company car allowance pursuant to the terms of his agreement.

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

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2024

The following table sets forth information concerning stock options and stock awards held by the NEOs as of December 31, 2024.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of shares that have not vested (#)		Market value of shares that have not vested ($)
Nadav Kidron	49,000	(1)	-		7.77	6/30/27
	97,000	(2)	-		8.14	1/31/28
	196,500	(3)(4)	-		3.16	2/26/29
	190,000	(5)	-		4.80	1/8/30
	150,000	(6)			10.40	2/3/31
	53,500	(7)	53,500	(7)	13.89	1/3/32
	116,127	(8)			3.91	9/17/32
							792,082	(11)(12)(13)(14)(15)(16)	1,916,838

Dr. Miriam Kidron	69,999	(17)	-		7.77	6/30/27
	47,000	(18)	-		8.14	1/31/28
	104,000	(19)(4)	-		3.16	2/26/29
	100,000	(20)			4.80	1/8/30
	100,000	(21)			10.40	2/3/31
	36,000	(22)	36,000	(22)	13.89	1/3/32
	32,079	(23)			3.91	9/17/32
							570,085	(24)(25)(26)(27)(29)(30)	1,379,606

Joshua Hexter	100,000	(31)	-		3.69	9/11/29
	-		100,000	(32)	3.69	9/11/29
	50,000	(33)	-		10.4	2/3/31
	18,000	(34)	18,000	(34)	13.89	1/3/32
							315,500	(35)(36)(37)(38)(39)(40)	763,510

(1)	On June 30, 2017, 147,000 options were granted to Nadav Kidron under the 2008 Plan at an exercise price of $7.77 per share; 49,000 of such options vested on December 31, 2017 and the remainder vested in two equal installments of 49,000 on each of December 31, 2018 and December 31, 2019, subject to the Company share price reaching the target of $9.50 and $12.50 per share, respectively. The options expire on June 30, 2027. As of December 31, 2021, 98,000 of these options were forfeited.

(2)	On January 31, 2018, 97,000 options were granted to Nadav Kidron under the 2008 Plan at an exercise price of $8.14 per share; 97,000 of such options vested in four equal installments of 24,250 on each of January 1, 2019, January 1, 2020, January 1, 2021 and January 1, 2022. The options expire on January 31, 2028.

(3)	On February 26, 2019, 196,500 options were granted to Nadav Kidron under the 2008 Plan at an exercise price of $3.16 per share; 196,500 of such options vested in four equal installments of 49,125 on each of December 31, 2019, December 31, 2020, December 31, 2021 and December 31, 2022. The options expire on February 26, 2029. For additional information, see footnote 4 below.

(4)	On September 11, 2019, these options were canceled and re-granted under the 2019 Plan in the same amounts and under the same terms as the original grants.

(5)	On January 8, 2020, 190,000 options were granted to Nadav Kidron under the 2019 Plan at an exercise price of $4.80 per share. 190,000 of the options vested in four equal installments of 47,500 on each of December 31, 2020, December 31, 2021, December 31, 2022 and December 31, 2023. The options expire on January 8, 2030.

(6)	On February 3, 2021, 150,000 options were granted to Nadav Kidron under the 2019 Plan at an exercise price of $10.40 per share. 112,500 of the options vested in four equal installments of 37,500 on each of December 31, 2021, December 31, 2022 and December 31, 2023, and December 31, 2024. The options expire on February 3, 2031.

(7)	On January 3, 2022, 107,000 options were granted to Nadav Kidron under the 2019 Plan at an exercise price of $13.89 per share. 53,500 options vested in two equal installments of 26,750 on each of January 1, 2023, January 1, 2024, and the remainder shall vest in two equal installments of 26,750 on January 1, 2025 and January 1, 2026. The options expire on January 3, 2032.

(8)	On September 18, 2022, 116,127 options were granted to Nadav Kidron under the Oravax Medical Inc. 2021 Long-Term Incentive Plan at an exercise price of $3.91 per share. 116,127 of the options vested in four installments on each of September 18, 2022, December 31, 2022, December 31, 2023 and December 31, 2024. The options expire on September 17, 2032.

(9)	On November 13, 2014, 9,788 RSUs, representing a right to receive shares of the Company’s common stock, were granted to Nadav Kidron. The RSUs vested in two equal installments, each of 4,894 shares, on November 30 and December 31, 2014. The shares of common stock underlying the RSUs will be issued upon request of the grantee.

(10)	On February 23, 2015, 79,848 RSUs, representing a right to receive shares of the Company’s common stock, were granted to Nadav Kidron. The RSUs vested in 23 installments consisting of one installment of 6,654 shares on February 28, 2015 and 22 equal monthly installments of 3,327 shares each, commencing March 31, 2015. The shares of common stock underlying the RSUs will be issued upon request of the grantee.

(11)	On February 3, 2021, 300,000 RSUs, representing a right to receive shares of the Company’s common stock, were granted to Nadav Kidron. 100,000 RSUs vested on August 31, 2021 and the remainder shall vest per the following: 100,000 shares shall vest upon our common stock achieving a specified price per share, and 100,000 shall vest upon our achievement of certain business objectives.

(12)	On January 3, 2022, 63,000 RSUs representing a right to receive shares of the Company’s common stock were granted to Nadav Kidron. The RSUs vested in two equal installments, each of 15,750 shares on January 1, 2023 and on January 1, 2024. The shares of common stock underlying the RSUs will be issued upon request of the grantee. The remainder shall vest in two equal installments of 15,750 on each of January 1, 2025 and January 1, 2026.

(13)	On July 28, 2022, 126,000 RSUs representing a right to receive shares of the Company’s common stock were granted to Nadav Kidron. 42,000 RSUs vested on January 1, 2024. The shares of common stock underlying the RSUs will be issued upon request of the grantee. The remainder shall vest in two equal installments of 42,000 on each of January 1, 2025 and January 1, 2026.

(14)	On April 17, 2023, 279,000 RSUs representing a right to receive shares of the Company’s common stock were granted to Nadav Kidron. 162,750 RSUs vested in seven equal quarterly installments of 23,250 starting May 1, 2023 and the remainder of 116,250 shall vest in five equal quarterly installments of 23,250 starting February 1, 2025.

(15)	On January 4, 2024, 329,000 RSUs representing a right to receive shares of the Company’s common stock were granted to Nadav Kidron. 109,668 RSUs vested in twelve equal quarterly installments of 27,417 starting January 8, 2024.

(16)	On January 4, 2024, 141,000 PSUs representing a right to receive shares of the Company’s common stock were granted to Nadav Kidron. The total amount of the PSUs shall vest when the closing price per share of Common Stock of the Company on the Nasdaq Capital Market reaches an average of $4.00 over any 10-trading day period. The total fair value of these PSUs on the date of grant was $691, using the Monte-Carlo model, based on the quoted closing market share price of $2.39 on the Nasdaq Capital Market on the date of grant.

(17)	On June 30, 2017, 69,999 options were granted to Dr. Miriam Kidron under the 2008 Plan at an exercise price of $7.77 per share; Such options vested in three equal installments of 23,333 on each of December 31, 2017, December 31, 2018 and December 31, 2019. The options have an expiration date of June 30, 2027.

(18)	On January 31, 2018, 47,000 options were granted to Dr. Miriam Kidron under the 2008 Plan at an exercise price of $8.14 per share; 47,000 of such options vested in four equal installments of 11,750 on each of January 1, 2019, January 1, 2020, January 1, 2021 and January 1, 2022. The options expire on January 31, 2028.

(19)	On February 26, 2019, 104,000 options were granted to Dr. Miriam Kidron under the 2008 Plan at an exercise price of $3.16 per share; 104,000 of such options vested in four equal installments of 26,000 on each of December 31, 2019, December 31, 2020, December 31, 2021 and December 31, 2022. The options expire on February 26, 2029. For additional information, see footnote 4 above.

(20)	On January 8, 2020, 100,000 options were granted to Dr. Miriam Kidron under the 2019 Plan at an exercise price of $4.80 per share. 100,000 of the options vested in four equal installments of 25,000 on each of December 31, 2020, December 31, 2021, December 31, 2022 and December 31, 2023. The options expire on January 8, 2030.

(21)	On February 3, 2021, 100,000 options were granted to Dr. Miriam Kidron under the 2019 Plan at an exercise price of $10.40 per share. 100,000 of such options vested in four equal installments of 25,000 on each of December 31, 2021, December 31, 2022 and December 31, 2023 and December 31, 2024. The options expire on February 3, 2031.

(22)	On January 3, 2022, 72,000 options were granted to Dr. Miriam Kidron under the 2019 Plan at an exercise price of $13.89 per share. 36,000 of such options vested in two equal installments of 25,000 on each of January 1, 2023 and January 1, 2024. The remaining 36,000 of the options shall vest in two equal installments of 25,000 on each of January 1, 2025 and January 1, 2026. The options expire on January 3, 2032.

(23)	On September 18, 2022, 32,079 options were granted to Dr. Miriam Kidron under the Oravax Medical Inc. 2021 Long-Term Incentive Plan at an exercise price of $3.91 per share. 32,079 of the options vested in four installments on each of September 18, 2022, December 31, 2022, December 31, 2023 and December 31, 2024. The options expire on September 17, 2032.

(24)	On February 3, 2021, 200,000 RSUs, representing a right to receive shares of the Company’s common stock, were granted to Dr. Miriam Kidron. 66,666 RSUs vested in one installment on August 31, 2021 and the remainder shall vest per the following: 66,667 shares shall vest upon our common stock achieving a specified price per share, and 66,667 shall vest upon our achievement of certain business objectives.

(25)	On January 3, 2022, 42,000 RSUs representing a right to receive shares of the Company’s common stock were granted to Dr. Miriam Kidron. 21,000 vested on two equal installments of 10,500 on each of January 1, 2023 and January 1, 2024. The remaining 21,500 shall vest in two equal installments of 10,500 on each of January 1, 2025 and January 1, 2026.

(26)	On July 28, 2022, 84,000 RSUs representing a right to receive shares of the Company’s common stock were granted to Dr. Miriam Kidron. 28,000 vested on one installment on January 1, 2024. The remaining 56,000 shall vest in two equal installments of 28,000 on each of January 1, 2025 and January 1, 2026.

(27)	On April 17, 2023, 213,000 RSUs representing a right to receive shares of the Company’s common stock were granted to Dr. Miriam Kidron. 124,249 RSUs vested in seven equal quarterly installments of 17,750 starting May 1, 2023 and the remainder of 88,751 shall vest in five equal quarterly installments of 17,750 starting February 1, 2025. The shares of common stock underlying the RSUs will be issued upon request of the grantee.

(28)	On April 17, 2023, 53,500 performance-based RSUs representing a right to receive shares of the Company’s common stock were granted to Dr. Miriam Kidron. 120,000 RSUs vested in one installment on May 26, 2023, upon our common stock achieving a specified price per share. The shares of common stock underlying the RSUs will be issued upon request of the grantee.

(29)	On January 4, 2024, 295,500 RSUs representing a right to receive shares of the Company’s common stock were granted to Dr. Miriam Kidron. The RSUs vested in twelve equal quarterly installments of 24,625 starting January 8, 2024. The shares of common stock underlying the RSUs will be issued upon request of the grantee.

(30)	On January 4, 2024, 74,000 PSUs representing a right to receive shares of the Company’s common stock were granted to Dr. Miriam Kidron. The total amount of the PSUs shall vest when the closing price per share of Common Stock of the Company on the Nasdaq Capital Market reaches an average of $4.00 over any 10-trading day period. The total fair value of these PSUs on the date of grant was $691, using the Monte-Carlo model, based on the quoted closing market share price of $2.39 on the Nasdaq Capital Market on the date of grant.

(31)	On November 9, 2019, 100,000 options were granted to Joshua Hexter under the 2019 Plan at an exercise price of $3.69 per share; 100,000 of the options vested in sixteen equal quarterly installments of 6,250 starting November 1, 2019.

(32)	On November 9, 2019, 100,000 options were granted to Joshua Hexter under the 2019 Plan at an exercise price of $3.69 per share; 100,000 of the options shall vest in four quarterly installments upon our achievement of certain business objectives.

(33)	On February 3, 2021, 50,000 options were granted to Joshua Hexter under the 2019 Plan at an exercise price of $10.40 per share. 50,000 of the options vested in four equal installments of 12,500 on each of December 31, 2021, December 31, 2022, December 31, 2023, and December 31, 2024. The options expire on February 3, 2031.

(34)	On January 3, 2022, 36,000 options were granted to Joshua Hexter under the 2019 Plan at an exercise price of $13.89 per share. 18,000 options vested in two equal installments of 9,000 on each of January 1, 2023, January 1, 2024, and the remainder shall vest in two equal installments of 9,000 on January 1, 2025 and January 1, 2026. The options expire on January 3, 2032.

(35)	On February 3, 2021, 100,000 RSUs, representing a right to receive shares of the Company’s common stock, were granted to Joshua Hexter. 33,333 RSUs vested on August 31, 2021 and the remainder shall vest per the following: 33,333 shares shall vest upon our common stock achieving a specified price per share, and 33,334 shall vest upon our achievement of certain business objectives.

(36)	On January 3, 2022, 21,000 RSUs representing a right to receive shares of the Company’s common stock were granted to Joshua Hexter. The RSUs vested in two equal installments, each of 5,250 shares on January 1, 2023 and on January 1, 2024. The shares of common stock underlying the RSUs will be issued upon request of the grantee. The remainder shall vest in two equal installments of 5,250 on each of January 1, 2025 and January 1, 2026.

(37)	On July 28, 2022, 42,000 RSUs representing a right to receive shares of the Company’s common stock were granted to Joshua Hexter. 14,000 RSUs vested on January 1, 2024. The remainder shall vest in two equal installments of 14,000 on each of January 1, 2025 and January 1, 2026.

(38)	On April 17, 2023, 108,000 RSUs representing a right to receive shares of the Company’s common stock were granted to Joshua Hexter. 63,000 RSUs vested in seven equal quarterly installments of 9,000 starting May 1, 2023 and the remainder of 45,000 shall vest in five equal quarterly installments of 9,000 starting February 1, 2025.

(39)	On January 4, 2024, 45,000 PSUs representing a right to receive shares of the Company’s common stock were granted to Joshua Hexter. The total amount of the PSUs shall vest when the closing price per share of common stock of the Company on the Nasdaq Capital Market reaches an average of $4.00 over any 10-trading day period. The total fair value of these PSUs on the date of grant was $106, using the Monte-Carlo model, based on the quoted closing market share price of $2.39 on the Nasdaq Capital Market on the date of grant.

(40)	On January 4, 2024, 180,500 RSUs representing a right to receive shares of the Company’s common stock were granted to Joshua Hexter. 60,167 RSUs vested in four equal quarterly installments of 15,042 starting January 8, 2024 and the remainder of 120,333 shall vest in eight equal quarterly installments of 15,042 starting January 1, 2025.

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

Name and Address of Beneficial Owner	Number of Shares		Percentage of Shares Beneficially Owned
Nadav Kidron #+	3,193,699	(1)	7.6%
Dr. Miriam Kidron #+	1,256,332	(2)	3.0%

Joshua Hexter +	781,587	(3)	1.9%
Dr. Daniel Aghion #	18,820		*
Dr. Arie Mayer #	90,634	(4)	*
Yehuda Reznik#	15,560		*
Leonard Sank #	109,294	(5)	*
Benjamin Shapiro #	1,930,070	(6)	4.7%

All current executive officers and directors, as a group (nine persons)	7,533,336	(7)	18.2%

Greater than 5% holders
BML Investment Partners, L.P.	2,643,907	(8)	6.6%

*	Less than 1%
#	Director
+	NEO

(1)	Includes 953,884 shares of common stock issuable upon the exercise of outstanding stock options, 86,791 shares of common stock issuable upon the vesting of RSUs. Mr. Nadav’s beneficial ownership includes the 218,603 shares of common stock held by Xiaopeng Li, a former director of the Company, over which he holds a proxy.

(2)	Includes 474,999 shares of common stock issuable upon the exercise of outstanding stock options, 59,625 shares of common stock issuable upon the vesting of RSUs, and 610,917 shares of common stock underlying vested RSUs that are issuable upon request.

(3)	Includes 177,000 shares of common stock issuable upon the exercise of outstanding stock options and 40,249 shares of common stock issuable upon the vesting of RSUs.

(4)	Includes 27,500 shares of common stock issuable upon the exercise of outstanding stock options and 2,500 shares of common stock issuable upon the vesting of RSUs.

(5)	Includes 44,273 shares of common stock issuable upon the exercise of outstanding stock options and 2,500 shares of common stock issuable upon the vesting of RSUs.

(6)	Includes 1,666 shares of common stock issuable upon the vesting of RSUs.

(7)	Includes 1,677,656 shares of common stock issuable upon the exercise of options beneficially owned by the referenced persons, 208,997 shares of common stock issuable upon the vesting of RSUs and 610,917 shares of common stock underlying vested RSUs that are issuable upon request.

(8)	Based on Schedule 13G/A, filed on February 13, 2025. BML Investment Partners, L.P. is a Delaware limited partnership whose sole general partner is BML Capital Management, LLC. The managing member of BML Capital Management, LLC is Braden M. Leonard. As a result, Braden M. Leonard is deemed to be the indirect owner of the shares held directly by BML Investment Partners, L.P. Despite such shared beneficial ownership, the reporting persons disclaim that they constitute a statutory group within the meaning of Rule 13d-5(b)(1) of the Exchange Act. The address of BML Investment Partners, L.P. is 65 E Cedar, Suite 2 Zionsville, IN 46077.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

31.1	Certification Statement of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Statement of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

101.1*	The following financial statements from the Company’s annual report on Form 10-K for the year ended December 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Loss, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

/s/ Nadav Kidron
Nadav Kidron,
President and Chief Executive Officer

Date: July 16, 2025