Form 10-Q
period 2025-06-30
ORAMED PHARMACEUTICALS INC.
filed 2025-08-14
CIK 1176309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐    No ☒

As of August 12, 2025, there were 41,003,600 shares of the issuer’s common stock, $0.012 par value per share, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Oramed” and the “Company” mean Oramed Pharmaceuticals Inc. and our wholly-owned subsidiaries, unless otherwise indicated. All dollar amounts refer to U.S. Dollars unless otherwise indicated.

On June 30, 2025, the exchange rate between the New Israeli Shekel, or NIS, and the dollar, as quoted by the Bank of Israel, was NIS 3.372 to $1.00. Unless indicated otherwise by the context, statements in this Quarterly Report on Form 10-Q that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

i

Cautionary Statement Regarding Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws and the Israeli securities law. Words such as “expects,” “anticipates,” “intends,” “plans,” “planned expenditures,” “believes,” “seeks,” “estimates,” “considers” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Quarterly Report on Form 10-Q. Additionally, statements concerning future matters are forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements include, among other statements, statements regarding the following:

●	our plan to evaluate potential strategic opportunities;

●	our potential repurchases of shares of our common stock;

●	our ability to recover the proceeds and/or collateral under the Tranche A Note and Tranche B Note (as defined herein) and related agreements from Scilex Holding Company, or Scilex;

●	the fluctuating market price and liquidity of the common stock of Scilex underlying the warrants we hold;

●	the possibility that the anticipated benefits of the 2023 Scilex Transaction and 2024 Refinancing (each as defined herein) are not realized when expected or at all, including as a result of the impact of, or problems arising from, the ability of Scilex to repay the Tranche A Note and Tranche B Note (each as defined herein), and the ability of the Company to realize the value of the warrants;

●	our ability to complete the joint venture agreement, or the JV Agreement, with Hefei Tianhui Biotech Co., Ltd., or HTIT, in Oramed NewCo, Inc., or OraTech, and the potential spin off of OraTech, or the Spin Off, without delay or at all and the impact of the Spin Off on our financial position, operations, and ability to realize anticipated benefits from our joint venture;
●	tariffs imposed on all imports into the United States from China may affect our joint venture with HTIT;

●	our loan agreement in real estate projects, including, but not limited to finance a real estate project, or Profit Sharing Loan Agreement, expose us to potential market, liquidity, and execution risks;

●	our various real estate and other investments, including, but not limited to Alpha Tau Medical Ltd., a clinical-stage company, involve significant risks and might not provide long-term value appreciation and potential income streams that we expect to receive; as we continue to evaluate our business strategy, including potential structural changes, these investments are intended to enhance financial flexibility and maximize shareholder value. For example, if Alpha Tau fails to achieve positive clinical results or obtain regulatory approvals, the value of our investment could decline materially, which may adversely affect our financial results;

●	our exposure to potential litigation;

●	our ability to enhance value for our stockholders;

●	the expected development and potential benefits from our products;

●	the prospects of entering into additional license agreements, or other partnerships or forms of cooperation with other companies or medical institutions;

●	future milestones, conditions and royalties under our license agreements;

●	the potential of the Oravax Medical Inc., or Oravax, vaccine to protect against the coronavirus;

●	our research and development plans, including preclinical and clinical trials plans and the timing of enrollment, obtaining results and conclusion of trials;

ii

●	our belief that our technology has the potential to deliver medications and vaccines orally that today can only be delivered via injection;

●	the competitive ability of our technology based on product efficacy, safety, patient convenience, reliability, value and patent position;

●	the potential market demand for our products;

●	our ability to obtain patent protection for our intellectual property;

●	our expectation that our research and development expenses will continue to be our major expenditure;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and

●	information with respect to any other plans and strategies for our business.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, or our Annual Report, as filed with the Securities and Exchange Commission, or the SEC, on March 27, 2025, as amended on July 16, 2025, as well as those discussed elsewhere in our Annual Report and expressed from time to time in our other filings with the SEC. In addition, historic results of scientific research, clinical and preclinical trials do not guarantee that the conclusions of future research or trials would not suggest different conclusions. Also, historic results referred to in this Quarterly Report on Form 10-Q could be interpreted differently in light of additional research, clinical and preclinical trials results. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report on Form 10-Q which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

iii

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	June 30,	December 31,
	2025	2024
Assets

CURRENT ASSETS:
Cash and cash equivalents	$15,797	$54,420
Short-term deposits	22,865	55,281
Marketable securities	1,753	3,441
Investments at fair value	57,525	28,788
Prepaid expenses and other current assets	1,086	1,291
Total current assets	99,026	143,221

LONG-TERM ASSETS:
Long-term deposits	2	2
Investments at fair value	8,789	7,387
Investment in associate at fair value	44,298	-
Loan to an equity method investee	2,529	-
Advance payments for real estate	1,951	-
Other non-marketable equity securities	3,524	3,524
Amounts funded in respect of employee rights upon retirement	38	32
Property and equipment, net	645	698
Operating lease right-of-use assets	882	414
Total long-term assets	62,658	12,057
Total assets	$161,684	$155,278

Liabilities and stockholders’ equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,159	$5,140
Payable to related parties	34	329
Deferred income	1,236	-
Operating lease liabilities	264	216
Total current liabilities	3,693	5,685

LONG-TERM LIABILITIES:
Long-term deferred revenues	2,000	4,000
Long-term deferred income	1,724	-
Employee rights upon retirement	36	30
Operating lease liabilities	648	156
Other liabilities	-	60
Total long-term liabilities	4,408	4,246

COMMITMENTS (note 9)

EQUITY ATTRIBUTABLE TO COMPANY’S STOCKHOLDERS:
Common stock, $0.012 par value (60,000,000 authorized shares; 40,845,087 and 39,919,545 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	491	480
Additional paid-in capital	325,008	322,401
Accumulated deficit	(170,970)	(176,616)
Total stockholders’ equity	154,529	146,265
Non-controlling interests	(946)	(918)
Total equity	153,583	145,347
Total liabilities and equity	$161,684	$155,278

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
REVENUES	$2,000	-	$-	-
COST OF REVENUE	(1,987)	-	-	-
GROSS PROFIT	13	-	-	-

RESEARCH AND DEVELOPMENT EXPENSES	(3,240)	(2,621)	(1,034)	(1,442)
GENERAL AND ADMINISTRATIVE EXPENSES	(3,762)	(3,476)	(1,455)	(1,693)
OPERATING LOSS	(6,989)	(6,097)	(2,489)	(3,135)

OTHER INCOME, NET	257	-	257	-
FINANCIAL INCOME, NET	12,808	19,322	15,366	14,234
INTEREST EXPENSES	-	(853)	-	(261)
INCOME BEFORE TAX EXPENSES	$6,076	12,372	$13,134	10,838

TAX BENEFIT (EXPENSES)	(458)	(1,634)	126	(1,634)

NET INCOME	$5,618	10,738	$13,260	9,204

NET INCOME (LOSS) ATTRIBUTABLE TO:
NON-CONTROLLING INTERESTS	(28)	(10)	(28)	(8)
COMPANY’S STOCKHOLDERS	5,646	10,748	13,288	9,212
BASIC INCOME PER SHARE OF COMMON STOCK	$0.14	$0.26	$0.32	$0.22
DILUTED INCOME PER SHARE OF COMMON STOCK	$0.13	$0.26	$0.31	$0.22
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC INCOME PER SHARE OF COMMON STOCK	41,488,994	40,899,275	41,743,486	40,959,759
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING DILUTED INCOME PER SHARE OF COMMON STOCK	42,884,004	41,427,849	42,609,425	41,591,007

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands

(UNAUDITED)

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF DECEMBER 31, 2024	39,920	$480	$322,401	$(176,616)	$146,265	$(918)	$145,347
CHANGES DURING THE SIX MONTH PERIOD ENDED JUNE 30, 2025:
STOCK-BASED COMPENSATION	1,089	13	2,976	-	2,989	-	2,989
REPURCHASE AND RETIREMENT OF COMMON STOCK	(164)	(2)	(369)	-	(371)	-	(371)
NET INCOME	-	-	-	5,646	5,646	(28)	5,618
BALANCE AS OF JUNE 30, 2025	40,845	$491	$325,008	$(170,970)	$154,529	$(946)	$153,583

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF DECEMBER 31, 2023	40,339	$485	$320,892	$(157,556)	$163,821	$(928)	$162,893
CHANGES DURING THE SIX MONTH PERIOD ENDED JUNE 30, 2024:
STOCK-BASED COMPENSATION	290	3	2,493	-	2,496	-	2,496
STOCK-BASED COMPENSATION OF SUBSIDIARY	-	-	-	-	-	27	27
NET INCOME	-	-	-	10,748	10,748	(10)	10,738
BALANCE AS OF JUNE 30, 2024	40,629	$488	$323,385	$(146,808)	$177,065	$(911)	$176,154

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF MARCH 31, 2025	40,851	$491	$324,579	$(184,258)	$140,812	$(918)	$139,894
CHANGES DURING THE THREE MONTH PERIOD ENDED JUNE 30, 2025:
STOCK-BASED COMPENSATION	158	2	798	-	800	-	800
REPURCHASE AND RETIREMENT OF COMMON STOCK	(164)	(2)	(369)	-	(371)	-	(371)
NET INCOME	-	-	-	13,288	13,288	(28)	13,260
BALANCE AS OF JUNE 30, 2025	40,845	$491	$325,008	$(170,970)	$154,529	$(946)	$153,583

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF MARCH 31, 2024	40,519	$487	$322,172	$(156,020)	$166,639	$(918)	$165,721
CHANGES DURING THE THREE MONTH PERIOD ENDED JUNE 30, 2024:
STOCK-BASED COMPENSATION	110	1	1,213	-	1,214	-	1,214
STOCK-BASED COMPENSATION OF SUBSIDIARY	-	-	-	-	-	15	15
NET INCOME	-	-	-	9,212	9,212	(8)	9,204
BALANCE AS OF JUNE 30, 2024	40,629	$488	$323,385	$(146,808)	$177,065	$(911)	$176,154

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(UNAUDITED)

	Six months ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,618	$10,738
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	60	110
Exchange differences and interest on deposits	(73)	3,856
Changes in fair value of investments	(11,429)	(16,719)
Stock-based compensation	2,989	2,523
Gain on amounts funded in respect of employee rights upon retirement	(6)	(1)
Change in accrued interest on short-term borrowings	-	(1,463)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	816	4
Accounts payable, accrued expenses and related parties	(3,280)	1,549
Net changes in operating lease	72	5
Deferred revenues	(2,000)	-
Deferred income	233	-
Liability for employee rights upon retirement	6	1
Other liabilities	(60)	(3)
Total net cash provided by (used in) operating activities	(7,054)	600
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term deposits	-	(4,000)
Proceeds from marketable securities	1,049	-
Investment at fair value	(63,571)	-
Proceeds from redemption of short-term deposits	32,450	93,650
Proceeds from loan to an equity method investee	3,442	-
Loan to investment in equity method	(7,000)	-
Advance payments for real estate	(1,949)	-
Equity method investee	(250)	-
Proceeds from long-term deposits	-	5
Proceeds from investments	4,599	35,000
Purchase of property and equipment	(7)	(2)
Total net cash provided by (used in) investing activities	(31,237)	124,653
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(371)	-
Loans repaid	-	(49,550)
Total net cash used in financing activities	(371)	(49,550)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	39	(5)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38,623)	75,698

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,420	9,055
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,797	$84,753

(A) SUPPLEMENTARY DISCLOSURE ON CASH FLOWS -
Interest received	$1,352	$6,439
Interest paid	$-	$(2,316)
Taxes paid on income	$3,318	$-
(B) SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES -
Investment in equity method investee	390
Recognition of operating lease right-of-use assets and liabilities	602	58
Derecognition of right-of-use asset	-	(26)
Derecognition of lease liability	-	23
Warrants received from Alpha Tau	2,727	-

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

Joint venture with HTIT

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

The second closing, which was initially set to close by May 31, 2025, contingent on Nasdaq listing approval, involves a $20,000 investment by HTIT and an additional $7,500 investment by the Company.

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

As a result, the closing of the JV Agreement is currently on hold. Consequently, the Company has paused plans to initiate a Phase 3 clinical trial in the U.S. pending further clarity. The Company is evaluating whether a modified structure with HTIT is feasible under current conditions and concurrently exploring alternative partners and pathways to advance the program independently.

Scilex Transactions

See note 4 regarding the 2023 Scilex Transaction (as defined herein) and the 2024 Refinancing (as defined herein) and the Option Agreement (as defined in note 16b).

In connection with the Scilex Transaction, on February 12, 2025, the Company received 50% equity interest in RoyaltyVest (“RoyaltyVest”), a company incorporated in the British Virgin Islands. For further details please see note 4 and note 6.

Investment in Alpha Tau Medical Ltd.

In April 2025, the Subsidiary acquired approximately 16.65% of the outstanding ordinary shares of Alpha Tau Medical Ltd. (“Alpha Tau”) (Nasdaq: DRTS) for an aggregate purchase price of $36,900. Concurrently, the Subsidiary and Alpha Tau also entered into a strategic services arrangement (“Service Agreement”). Further details are provided in Note 8.

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

b.	Income per share of common stock

Basic income per common stock are computed by dividing the net income attributable to stockholders for the period by the weighted average number of shares of common stock outstanding for each period, including vested restricted stock units (“RSUs”).

For the diluted income per share calculation for the six and three months ended June 30, 2025 and 2024, the weighted average number of shares outstanding during the period is adjusted for the potential dilution that could occur in connection with employee share-based payment, using the treasury stock method. The difference in the denominator results from the dilutive impact of 1,395,010 and 865,939 options and RSUs for the six and three months ended June 30, 2025, respectively.

For the six and three month periods ended June 30, 2025, options to purchase common stock, warrants and RSUs in the amount of 1,445,408 and 1,504,783, respectively, were excluded from the calculation of diluted income per share, as their effect was antidilutive.

For the six and three month periods ended June 30, 2024, options to purchase common stock, warrants and RSUs in the amount of 4,206,451 and 3,993,552, respectively, were excluded from the calculation of diluted income per share, as their effect was antidilutive.

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

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

c.	Recently issued accounting pronouncements, not yet adopted (continued):

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

In July 2025, the FASB issued ASU 2025-05 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The ASU introduces a practical expedient for all entities when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. Under the practical expedient, when developing reasonable and supportable forecast as part of estimating expected credit losses, an entity may assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU is effective for annual reporting periods beginning after December 15, 2025 and interim reporting within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods. The Company is evaluating the impact of ASU 2025-05 on its consolidated financial statements if it elects to apply the practical expedient.

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

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Marketable Securities
DNA (as defined below)	563	-	-	563
Entera (as defined below)	222	-	-	222
Scilex (as defined below)	968	-	-	968

Loan to an equity method investee (see note 4)			2,529	2,529
Tranche A Note (see note 4)	-	-	13,938	13,938
Subsequent Penny Warrants (see note 4)(*)	-		5,196	5,196
Tranche B Note (see note 4)	-	-	13,809	13,809
Warrants Note B (see note 4)	-	-	90	90
Royalty Purchase Agreement (see note 4)			1,919	1,919

Loan agreement measured in fair value (see note 7)	-	-	26,856	26,856
Investment in Alpha Tau's shares (see note 8)	44,298	-	-	44,298
Investment in Alpha Tau's warrants (see note 8)	-	-	2,949	2,949
Profit Sharing Loan Agreement (see note 6)	-	-	1,582	1,582
	$46,051	$-	$68,868	$114,919

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Marketable Securities
DNA	424	-	-	424
Entera	248	-	-	248
Scilex	2,769	-	-	2,769
Tranche A Note (see note 4)	-	-	13,714	13,714
Subsequent Penny Warrants (see note 4)(*)	-	2,772	-	2,772
Tranche B Note (see note 4)	-	-	15,798	15,798
Warrants Note B (see note 4)	-	-	548	548

Royalty Purchase Agreement (see note 4)	-	-	1,976	1,976
Profit Sharing Loan Agreement (see note 6)	-	-	1,367	1,367
	$3,441	$2,772	$33,403	$39,616

(*)	As of June 30, 2025, the Company measured the fair value of the 6,500,000 Subsequent Penny Warrants using a Level 3 classification under the fair value hierarchy, in accordance with ASC 820 – Fair Value Measurement. In prior periods, the warrants were classified as Level 2, since their value was based on observable input - the quoted market price of Scilex’s common stock. Nasdaq Listing Rule 5635(d) is restricting conversion of warrants over a 20% threshold. Following Scilex’s 35-for-1 reverse stock split in April 2025, the warrants are now convertible to a number of shares exceeding the 20% threshold, and the restriction became effective. As such, the fair value of these warrants is adjusted to the effect of this restriction. Due to the significance of this unobservable input, the warrants are classified as level 3 fair value hierarchy. Given these constraints, the Company did not rely solely on the market price of Scilex’s common stock and incorporated the restriction factor in its valuation technique. In evaluating the fair value as of June 30, 2025, the Company considered a range of scenarios and monetization paths. This methodology provides a more accurate reflection of the economic substance of the warrants under current conditions.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

d.	Fair value (continued):

As of June 30, 2025 and December 31, 2024, the carrying amounts of cash equivalents, short-term deposits, and accounts payable approximate their fair values due to the short-term maturities of these instruments.

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

Through June 30, 2025, the Company recognized revenue associated with the HTIT License Agreement in an aggregate amount of $22,382, of which $2,000 was recognized in the six months ended June 30, 2025 following HTIT's waiver of any claims and demands against the Company which was signed in connection with the JV Agreement.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

f.	Other income

Alpha Tau

The Company recognizes income from its Service Agreement with Alpha Tau for investor relations and public relations on a straight-line basis. Under the Service Agreement, the Company is entitled to receive six semi-annual payments of $500, totaling $3,000, and non-cash consideration of Alpha Tau Warrants (as defined below) to purchase up to 3,237,000, measured at their issuance date fair value of $2,727. The income from the cash and the Alpha Tau Warrants is recognized on a straight line basis and presented under the "Other income, net" line item (net of related expenses), since the Company does not view investor relations services to be output of its ordinary activities. In addition, changes in the fair value of the Alpha Tau Warrants are presented under “Financial Income, net”.

During the quarter, the Company received the first $500 payment. Of this amount, $173 was recognized as income and recorded under “Other income, net,” while the remaining $327 was deferred and presented under “Deferred income”.

In addition, the Company recorded an income of $94 related to the straight line recognition of the Alpha Tau Warrants under “Other income, net”. For further details, see Note 8.

g.	Investment in Alpha Tau

The Company holds an investment in Alpha Tau granting it significant influence over the investee. In determining whether the Company has significant influence, the Company considered not only whether its ownership is equal to or greater than 20%, but less than or equal to 50%, but also whether it has a board seat and whether it participates in the policy-making process of the investee, among other criteria.

Investments granting significant influence are generally accounted for under the equity method. For the investment in Alpha Tau, the Company has elected the fair value option under ASC 825-10. The fair value option has been elected as the Company believes it best reflects the underlying economics of the investment in Alpha Tau. As a result, the Company recognizes the change in the fair value in “Financial income, net”.

Summarized financial information for Alpha Tau, as determined in accordance with Rule 8-03(b)(3) of Regulation S-X is included in Note 8.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 3 - MARKETABLE SECURITIES

The Company’s marketable securities include investments in equity securities of DNA Group (T.R.) Ltd. (“DNA”), Entera Bio Ltd. (“Entera”) and Scilex Holding Company (“Scilex”) at fair value with changes in fair value recognized in income.

Composition

	June 30, 2025	December 31, 2024
Short -term:
DNA	$563	$424
Entera	222	248
Scilex	968	2,769
	$1,753	$3,441

NOTE 4 - INVESTMENTS, AT FAIR VALUE

On April 14, 2025, Scilex effected a 1-for-35 reverse stock split of its issued and outstanding common stock (“Reverse Split”). As a result, every 35 shares of Scilex common stock were automatically reclassified into 1 share of common stock, with fractional shares rounded up to the nearest whole share. Unless otherwise indicated, all share numbers presented below reflect the effect of the Reverse Split. The 6,500,000 Subsequent Penny Warrants (as defined below) that were outstanding and had not been exercised into Scilex common stock as of the Reverse Split date, were not subject to adjustment under the Reverse Split. Accordingly, the number of warrants is presented at its original, pre-split amount.

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

On September 20, 2024, the Company and Scilex entered into an extension agreement (the “Extension Agreement”) to extend the due date of the September 21, 2024 payment. Pursuant to the Extension Agreement, Scilex paid to the Company $2,000 on September 23, 2024, which payment is to be applied as follows: (i) $1,700 to the payment due under the Tranche A Note on March 21, 2025 and (ii) $300 to purchase the Transferred Warrants (as defined below).

In January 2025, the Company extended Tranche A Note’s maturity from March 21, 2025 to December 31, 2025 (the “Extended Maturity Date”). Interest will continue to accrue and be payable on the Extended Maturity Date. In consideration of the extension, the Company received 92,858 shares of Scilex common stock.

As per the Tranche A Note terms, if the Tranche A Note is not repaid in full on or prior to March 21, 2024, an exit fee of $3,056 is due. Since the Tranche A Note was not repaid by that date, the Company is entitled to the above-mentioned exit fee at the Extended Maturity Date of the Tranche A Note. No payments were received from Scilex in connection with Tranche A note during the six months ended on June 30, 2025. As of June 30, 2025, Scilex has repaid $69,200 of the amount due under the Tranche A Note.

The Tranche A Note constitutes senior secured indebtedness of Scilex and is guaranteed by all existing or future formed, direct and indirect, domestic subsidiaries of Scilex and is secured by a first priority security interest and liens on all of the assets of Scilex, subject to customary and mutually agreed permitted liens and except for certain specified exemptions.

b.	Warrants to purchase up to 128,572 shares of Scilex common stock with an exercise price of $0.35 per share (the “Closing Penny Warrants”) and warrants (the “Subsequent Penny Warrants”) to purchase up to 57,143 shares of Scilex common stock (after the effect of the reverse stock split) and additional warrants to purchase up to 6,500,000 (which were not affected by the reverse stock split) shares of Scilex common stock with an exercise price of $0.35 and $0.01 per share, respectively. The Closing Penny Warrants were vested on September 21, 2023, and the Subsequent Penny Warrants vested during 2024.

On October 30, 2024, the Company exercised 128,572 Closing Penny Warrants and 57,143 Subsequent Penny Warrants.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued)

2023 Scilex Transaction and 2024 Refinancing

2023 Scilex Transaction (continued)

c.	Transferred warrants (the “Transferred Warrants”) to purchase 114,286 shares of Scilex common stock with an exercise price of $402.50 per share, fully exercisable and expiring on November 10, 2027. On September 20, 2024, the Company sold the Transferred Warrants for consideration of $300 (see below). As a result, as of June 30, 2025 the Company does not hold any Transferred Warrants.

Following the 2024 Refinancing (as defined and described below), on October 8, 2024, Scilex used $12,500 of the net proceeds from the proceeds of the Tranche B Note (as defined below) for the partial repayment of the outstanding balance under the Tranche A Note.

The Company elected the fair value option for the Tranche A Note and the Penny Warrants in order to reduce operational complexity of bifurcating embedded derivatives. Changes in value are recorded under financial income, net and include interest income on the Tranche A Note.

The valuation was performed based on several scenarios. Each scenario took into consideration the present value of the Tranche A Note’s cash flows and the Warrants’ value. The total value of the 2023 Scilex Transaction (and of each of its components) was valued on a weighted average of the different scenarios.

The discount rate of the Tranche A Note was based on the B- rating zero curve in addition to a risk premium which takes into account the credit risk of Scilex and ranged between 128.1 % to 128.4%.

Until March 31, 2025 the fair value of the Subsequent Penny Warrants was calculated based on the closing price of the Scilex common stock on the Nasdaq Capital Market. However, on June 30, 2025, the Company used a fair value methodology. For more information see note 2(d).

The table below represents the fair value composition of the Tranche Note A:

	June 30, 2025	December 31, 2024
Tranche A Note	$13,938	$13,714
Subsequent Penny Warrants	$5,196	$2,772
Total	$19,134	$16,486

As of June 30, 2025 and December 31, 2024, the Tranche A Note is included under Investments at fair value, current assets.

As of December 31, 2024, and June 30, 2025, the fair value of the Tranche A Note was less than the aggregate unpaid principal balance (which includes interest payable on maturity) by $8,114 and $9,337, respectively.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

2023 Scilex Transaction and 2024 Refinancing (continued)

2024 Refinancing (continued)

In October 2024, the Company entered into the following transactions (collectively, the “2024 Refinancing”) pursuant to which Scilex issued to the Company:

a. Convertible Notes SPA

The Company entered into a securities purchase agreement (the “Convertible Notes SPA”) with the other Tranche Note B holders (together with the Company, the “Buyers”) and Scilex to refinance a portion of the Tranche A Note and pay off certain other indebtedness of Scilex. Pursuant to the Convertible Notes SPA, the Buyers purchased in a registered offering by Scilex (i) a new tranche B of senior secured convertible notes of Scilex in the aggregate principal amount of $50,000 (the “Tranche B Note”) repayable on a quarterly basis for 2 years, which Tranche B Note is convertible into shares of Scilex common stock and (ii) warrants to purchase up to 214,286 shares of Scilex common stock with an exercise price of $36.4 (the “Tranche B Warrants”). The Company purchased 50% of Tranche B Note and Tranche B Warrants and therefore purchased an aggregate principal amount of $25,000 of the Tranche B Note and 107,143 Tranche B Warrants.

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

2024 Refinancing (continued)

The Company and such institutional investors hold this license through RoyaltyVest. See note 6 for additional information about RoyaltyVest.

The institutional investors who are parties to the Convertible Notes SPA, Royalty Purchase Agreement and the ZTLido License Agreement are all inter-related.

Tranche B Note Consent

On January 2, 2025, the Company and other Tranche B Note holders entered into deferral and consent agreements with Scilex (the “Tranche B Consent”), deferring Scilex’s first amortization payment under the Tranche B Note to October 8, 2026. In consideration, the Company received $877 ($500 of the principal amount and $372 accrued interest), and 71,429 shares of Scilex common stock.

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

●

The Tranche B Note holders had the option, through RoyaltyVest, to fund up to 50% of the cash purchase price for Ex-U.S. product rights to Gloperba and Elyxyb (excluding Elyxyb in Canada) and will receive proportional revenues from commercialization and licensing. As of June 30, 2025, RoyaltyVest exercised its option to Ex-U.S. product rights of Gloperba for $500. See note 6 for further details.

The Company elected the fair value option for the Tranche B Note and the Royalty Purchase Agreement, the Note B Warrants meet the definition of a derivative and therefore will be measured at fair value. Changes in value are recorded under financial income, net and include interest income on the Tranche B Note.

The valuation of the Tranche B Note was performed based on the binomial model, using a discount rate of 127.4%. Presented below is the summary of the assumptions and estimates that were used for the valuation as of June 30, 2025:

Parameters and Assumptions
Share Price	$5.89
Conversion Rate	36.40
Floor Rate	36.40
Expected Term	1.27
Volatility	69.87%
Risk Free Rate	3.88%
Yield	82.17%

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

2023 Scilex Transaction and 2024 Refinancing (continued)

2024 Refinancing (continued)

The fair value of the Note B Warrants was calculated based on Black and Scholes model.

Presented below is the summary of the assumptions and estimates that were used for the valuation of the Warrants as of June 30, 2025:

Parameters and Assumptions
Share Price	$5.89
Exercise Price	$36.40
Expected Term	4.28
Volatility	65.61%
Risk Free Rate	3.73%
Dividend Rate	0%

The value of the Royalty Purchase Agreement was calculated according to the royalty payment schedule and the aggregation of discounted cash flows derived from the royalty payments, using a discount rate of between 127.4% to 129.8%.

As of December 31, 2024, and June 30, 2025, the fair value of the Tranche B Note was less than the aggregate unpaid principal balance by $9,833 and $7,565, respectively.

In April 2025, and in accordance with Tranche B Note terms, the Company received from Scilex repayment of $3,722 ($3,125 of the principal amount and $597 accrued interest).

The table below represents the fair value composition of the Tranche B Note:

	June 30, 2025			December 31, 2024
	Short term	Long term	Total	Short term	Long term	Total
Tranche Note B	$10,554	3,255	$13,809	$11,263	$4,535	$15,798
Warrant	-	90	90	-	$548	$548
Royalty Purchase Agreement	$981	938	$1,919	1,039	$937	$1,976
Total	$11,535	4,283	$15,818	$12,302	$6,020	$18,322

Scilex Transaction Summary

The table below represents the fair value cycle of 2023 Scilex Transaction and 2024 Refinancing transaction throughout December 31, 2024 and June 30, 2025:

	Tranche A	Tranche B	Total
Balance as of December 31, 2023	$110,188	-	$110,188
2024 Refinancing	(21,575)	25,000	3,425
Proceeds from the sale of Transferred Warrants	(300)	-	(300)
Cash received from Tranche A Note repayment	(64,200)	-	(64,200)
Exercised warrants (*)	(6,123)	-	(6,123)
Amounts receivable from the royalty agreement	-	(398)	(398)
Change in fair value	(1,504)	(6,280)	(7,784)
Balance as of December 31, 2024	16,486	18,322	34,808
Amounts receivable from the royalty agreement (**)	-	(791)	(791)
Principal payments		(3,625)	(3,625)
Interest payments		(974)	(974)
Change in fair value	2,648	2,886	5,533
Balance as of June 30, 2025	$19,134	$15,818	$34,952

(*)	On October 30, 2024 the Company exercised 128,572 Closing Penny Warrants, and 57,143 Subsequent Penny Warrants into 185,715 shares of common stock of Scilex and as a result, these shares are not part of the Tranche A Note and presented under Marketable securities.

(**)	Out of this amount $611 is included under prepaid expenses and other current assets.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

2023 Scilex Transaction and 2024 Refinancing (continued)

Scilex Transaction Summary (continued)

Financial income recognized in respect of the 2023 Scilex Transaction and the 2024 Refinancing, for the six and three months ended June 30, 2025, were $5,283 and $8,900, respectively.

Financial income recognized in respect of the 2023 Scilex Transaction, for the six and three months ended June 30, 2024, were $16,540 and $12,988, respectively.

The table below represents the fair value breakdown as of June 30, 2025:

	Tranche A Note		Tranche B Note		Total
	Amount	Fair Value	Amount	Fair Value	Fair Value
Notes (*)	$7,675	$13,938	$21,375	$13,809	$27,747
Warrants (**)	6,500,000	$5,196	107,143	$90	$5,286
Royalty Purchase Agreement payment	-	-	-	$1,919	$1,919
June 30, 2025	-	$19,134	-	$15,818	$34,952

(*)	the note amount represents the principal amount under the note and excluding the accrued interest

(**)	For additional details, please refer to the information below concerning the Option Agreement with Scilex.

During the three months ended June 30, 2025, the Company sold 185,714 shares of common stock of Scilex. As of June 30, 2025, the Company continues to hold 164,286 shares of common stock of Scilex. For further details please see note 16b, Subsequent Events.

As of June 30, 2025, the Company held 6,500,000 Subsequent Penny Warrants which are fully vested and exercisable. The Subsequent Penny Warrants were not subject to the Reverse Split, and accordingly, continue to entitle the Company to purchase 6,500,000 shares of Scilex common stock. The Subsequent Penny Warrants are subject to significant limitations on monetization, including restrictions under Nasdaq Listing Rule 5635. In July 2025, the Company entered into an Option Agreement with Scilex (see note 16b, Subsequent Events), under which Scilex may repurchase the warrants in two tranches for a total of $27,000.

All Scilex securities described above are subject to a beneficial ownership limitation, which restricts the Company’s holdings to a maximum of 9.99% of Scilex’s outstanding shares at any time.

For additional information regarding the measurement of the Subsequent Penny Warrants, see note 2(d).

Profit Sharing Loan Agreement

On September 4, 2024, the Company entered into a loan agreement (the “Profit Sharing Loan Agreement”) with Rabi Binyamin 4 Tama 38 Ltd. (the “Borrower”) to finance a real estate project (the “Project”). According to the terms of the Profit Sharing Loan Agreement, Oramed agreed to loan NIS 5.5 million ($1,523) (the “Loan Principal”) to the Borrower. NIS 4.7 million ($1,307) was loaned upon signing the Profit Sharing Loan Agreement and an additional NIS 0.8 million ($237) will be loaned upon certain milestones which are expected to be achieved in the second half of 2025. Upon completion of the Project, the Company is entitled to receive the Loan Principal and the greater of: (i) 20% annual interest of the Loan Principal and (ii) 40% of the Project profits.

The Company decided to designate the Profit Sharing Loan Agreement as a whole under the Fair-Value option in accordance with Accounting Standards Codification (“ASC”) Topic 825 “Financial Instruments”. The valuation of the Profit Sharing Loan Agreement was based on various project profit scenarios derived from an appraiser’s report. The Company used the Wang Transform model, a risk-neutral probabilities method, with an expected term of 4.01 years, a curve rate of 13.44% and a risk spread of 0.43%. The value of the loan as of June 30, 2025 was $1,582.

NOTE 5 - ADVANCE PAYMENTS FOR REAL ESTATE

Real Estate – Castel

In January 2025, the Company entered into an agreement to acquire a parcel of land in Mevaseret Zion, Israel for a total purchase price of NIS 5,800 ($1,586). The transaction is structured in installments, and as of June 30, 2025, the Company has completed payment of the full purchase price and paid an amount of $373 for related costs. The Company intends to pursue value-enhancing activities in connection with the land, with the goal of increasing its potential return upon future sale. The total paid amount is included under real estate investment.

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

As of June 30, 2025, the Company held a 50% equity interest in RoyaltyVest. The Company accounts for this investment using the equity method.

There are no unrecognized losses, guarantees, or commitments related to RoyaltyVest. In addition, no impairment losses were recorded during the reporting periods.

In addition to its original investment in RoyaltyVest, the Company is using RoyaltyVest as a potential investment vehicle for additional transactions conducted in collaboration with the other shareholders of RoyaltyVest.

As such, On March 4, 2025, the Company entered into a loan agreement with RoyaltyVest pursuant to which the Company made a loan to RoyaltyVest in the amount of $7,000 to purchase shares of by BioXcel Therapeutics, Inc. (Nasdaq: BTAI) (“BioXcel”). The loan is non-interest bearing and is non recourse to the BioXcel shares. Repayment of the outstanding principal shall be made from the proceeds of sales of BioXcel shares and warrants. The Company elected to measure the loan under the fair value option, and as such it is presented at fair value. During the six months ended June 30, 2025, the Company received $3,442 of the principal amount from RoyaltyVest from the sales of BioXcel. For further details, see below in note 6c.

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

As of June 30, 2025, RoyaltyVest has sold 2,560,446 shares and 1,000,000 warrants for $6,884 and continued to hold 80,612 shares of BioXcel common stock, 1,358,942 pre-funded warrants and 3,000,000 warrants. For further information see note 16e, Subsequent events.

NOTE 7 - LOAN AGREEMENT MEASURED IN FAIR VALUE

On March 24, 2025, the Company entered into a loan agreement with Hapisga Project – New Talpiot Ltd. to finance a purchase of a real estate asset in Jerusalem, Israel in the amount of up to $22,650 (“Hapisga”). The Company lent the amount with a one-year maturity, and a lien was registered on the property reflecting a commitment to register a first-ranking mortgage on a property, which is valued at approximately $890,000, providing significant collateral coverage. The loan bears an annual interest rate of 12%.

In addition, in March 2025, the Company entered into an additional loan agreement with Tova Chochma Im Nachala Ltd. (“Tova Chochama”) in the amount of $5,000. The loan bears an annual interest rate of 12%. The original maturity of the loan was set to be 14 days which was further extended, in April 2025, to up to 12 months. In May 2025, Tova Chochma repaid an amount of $500 to the Company, which will be offset against final repayment of the loan. The deposit amount does not accrue interest and therefore, the Company will be eligible for the entire interest on Tova Chochma’s portion of the loan’s principal. Tova Chochama can repay the loan at any time, with interest accruing until the date of actual repayment (but in no event, less than 6 months). This loan is also secured by the registration of the lien for Hapisga.

In April 2025, the Company loaned $26,921 in connection with the loans to Hapisga and to Tova Chochma.

The Company decided to designate the loan agreement as a whole under the fair-value option in accordance with ASC Topic 825 “Financial Instruments”. The valuation of the loan agreement was calculated in accordance with the weighted average expected cashflows of the loan. The predicted weighted average cashflows of the loan were discounted at a rate of 9.58%-11.89%. The value of the loan as of June 30, 2025 was $26,856. The changes in the fair value of the loan are recorded in the profit and loss statement.

The table below represents the fair value breakdown as of June 30, 2025:

	Hapisga		Tova Chochama	Total
Loan		$21,921	$5,000	$26,921
Loan repayment	$		$(500)	$(500)
Fair value measurement		364	$71	$435
Fair value as of June 30, 2025		$22,285	$4,571	$26,856

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 8 - INVESTMENT IN ASSOCIATE AT FAIR VALUE

On April 24, 2025, the Subsidiary entered into a share purchase agreement with Alpha Tau ("SP Agreement"), pursuant to which the Subsidiary purchased 14,110,121 (16.65%) ordinary shares, no par value per share, of Alpha Tau in a registered direct offering at a price of $2.612 per share, for an aggregate purchase price of approximately $36,900. The closing of the transaction occurred on April 28, 2025. In connection with the investment, the Subsidiary has the right to nominate two out of eight directors to Alpha Tau’s board of directors, subject to certain conditions. In addition, during the three months ended on June 30, 2025, the Company purchased an additional 87,930 shares of Alpha Tau for an aggregate amount of $250. The Company also made an additional share purchase after June 30, 2025, as further described in Note 16d – Subsequent Events.

Concurrently, the Subsidiary and Alpha Tau entered into the Services Agreement, pursuant to which the Subsidiary will provide Alpha Tau with investor relations and public relations services. As consideration, Alpha Tau agreed to pay the Subsidiary a fee of $3,000 over three years and to issue to the Subsidiary warrants to purchase up to 3,237,000 ordinary shares of Alpha Tau at exercise prices ranging from $3.474 to $3.90 per share ("Alpha Tau Warrants"). The term of the Service Agreement is three years, with limited termination rights.

Due to the Company’s significant influence over operating and financial policies, Alpha Tau is considered a related party of the Company.

The following presents summarized financial information related to Alpha Tau as of June 30, 2025. This aggregate information has been compiled from the financial statements of Alpha Tau.

April 24, 2025 - June 30, 2025
Net loss	$7,519

The amount presented above reflects Alpha Tau’s total net loss for the period and is calculated on a straight-line basis, as there were no significant transactions during the period.

On April 24, 2025 and June 30, 2025, the fair value of the Company’s investment in Alpha Tau was $36,856 and $44,298, respectively. The Company recognized an unrealized gain on its investment in Alpha Tau of $7,138 in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2025. The fair value of Alpha Tau's ordinary shares held by the Company was determined using the closing price of Alpha Tau’s ordinary shares on April 24, 2025 and June 30, 2025 of $2.612 and $3.12, respectively. On April 24, 2025 and June 30, 2025, the Company held approximately 17%, of Alpha Tau’s ordinary shares’ voting interest.

The warrants issued under the Services Agreement are accounted as a separate transaction from the SP Agreement. The fair value of the warrants on the issuance date was calculated based on Black and Scholes model.

Presented below is the summary of the assumptions and estimates that were used for the valuation of the Alpha Tau warrants as of June 23, 2025, and June 30, 2025:

	As of
Parameters and Assumptions	June 23, 2025	June 30, 2025
Share Price	$2.985	$3.12
Exercise Price	$ 3.47-3.9	$ 3.47-3.9
Expected Term	2.35	2.35
Volatility	55.61%	55.61%
Risk Free Rate	3.89%	3.89%
Dividend Rate	0%	0%

As of June 23, 2025, the issuance date, the fair value of the Alpha Tau warrants was $2,727. The change in fair value will be recognized under "financial income, net".

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 9 - COMMITMENTS:

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

On February 27, 2025, the Company fulfilled its payment obligation by remitting $2,046 to the IIA, and as result the Company has no further obligations to the IIA. This amount is recognized in cost of revenue during the six months ended June 30, 2025.

b.	Clinical Research Organization Services Agreement

On September 23, 2024, the Subsidiary entered into a Clinical Research Organization Services Agreement with a third party, to retain it as a clinical research organization (“CRO”). The services covered by the agreement include strategic planning, expert consultation, data processing, regulatory, clerical, project management and other research and development services requested by the Company for the Phase 3 clinical trial. As consideration for its services, the Company will pay the CRO a total amount of $11,577 during the term of the engagement and based on achievement of certain milestones, of which $1,372 recognized in research and development expenses through June 30, 2025.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Composition:

	June 30, 2025	December 31, 2024
Accounts payable	$715	$789
Payroll and related accruals	259	407
Income tax	344	3,204
Accrued liabilities	841	740
	$2,159	$5,140

NOTE 11 - STOCKHOLDERS’ EQUITY:

Stock -based compensation

Below is a table summarizing all of the RSUs grants to employees made during the six months ended June 30, 2025.

	No. of RSUs granted	Exercise price	Vesting period		Fair value at grant (*)
Employees	1,023,540	-	(**	)	$2,465,430

(*)	The RSUs’ fair value is based on the Company’s share price on the Nasdaq Capital Market on the grant dates.

(**)	Vesting in 12 equal quarterly installments starting January 1, 2025.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 11 - STOCKHOLDERS’ EQUITY (continued):

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

On January 2, 2025, the Board modified 294,000 outstanding PSUs that were granted to the Company’s executive officers adjusting the vesting criteria from market condition to performance targets, as mentioned above. The incremental fair value arising from the modification was $13.

As of June 30, 2025, the PSUs granted to the Company’s executive officers were deemed to have achieved the first updated performance target. As a result, the Company recognized stock-based compensation expense of $197 for the six months ended June 30, 2025, equal to the unrecognized grant-date fair value of the original award plus the incremental fair value arising from the modification.

On June 5, 2025, the Company granted an aggregate of 150,000 RSUs representing a right to receive shares of the Company’s common stock to the Company’s board members. The RSUs granted to the board members will vest in three equal annual installments on each of January 1, 2026, 2027 and 2028. The total fair value of these RSUs on the date of grant was $323, using the quoted closing market share price of $2.15 on the Nasdaq Capital Market on the date of grant.

On June 5, 2025, the Company granted an aggregate of 34,876 RSUs representing a right to receive shares of the Company’s common stock to the Company’s board members. The RSUs granted to certain board members will vest in four monthly installments on each of June 5, 2025, July 1, 2025, October 1, 2025 and January 1, 2026. The total fair value of these RSUs on the date of grant was $75, using the quoted closing market share price of $2.15 on the Nasdaq Capital Market on the date of grant.

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

On May 21, 2025, the Company’s board of directors authorized a one-year extension of the Company’s current stock buyback program, which was set to expire in June 2025, pursuant to which the Company may, from time to time, purchase up to $20,000 in maximum value of its common stock.

During the three and the six months ended June 30, 2025, the Company has repurchased 163,869 shares of its common stock under this program in the total amount of $371.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 12 - LEASES:

The Company has various operating leases for office space and vehicles. During the six months ended June 30, 2025, the Company exercised the extension option for a portion of its office space, extending the lease term until August 31, 2030.

In connection with the extension of the lease agreement, the Company remeasured the right-of-use (ROU) asset and corresponding lease liability in accordance with ASC 842. The updated balances reflect the revised lease term and related payment obligations through August 31, 2030.

Below is a summary of the Company’s operating right-of-use assets and operating lease liabilities as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Operating right-of-use assets	$882	$414

Operating lease liabilities, current	264	216
Operating lease liabilities long-term	648	156
Total operating lease liabilities	$912	$372

Lease payments for the Company’s right-of-use assets over the remaining lease periods as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025	December 31, 2024
2025	148	225
2026	296	141
2027	162	18
2028	134	-
2029	129	-
2030	86	-
Total undiscounted lease payments	954	384
Less: Interest*	(42)	(12)
Present value of lease liabilities	$912	$372

*	Future lease payments were discounted by 3%-7% interest rate.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 13 - FINANCIAL INCOME, NET:

	Six months ended		Three months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Interest Income	$1,527	$2,535	$689	$1,194
Revaluation of investments:
Revaluation of Scilex, net (see note 4)	4,934	16,608	8,345	13,056
Revaluation of Hapisga, net (see note 7)	435	-	435	-
Revaluation of Alpha Tau, net (see note 8)	7,385	-	7,385	-
Revaluation of RoyaltyVest loan, net (see note 4)	(1,670)	-	(1,670)	-
Revaluation of Profit Sharing Loan Agreement (see note 6)	97	-	55	-
Revaluation of other marketable securities	100	179	127	(16)
	$12,808	$19,322	$15,366	$14,234

NOTE 14 - SEGMENT REPORTING:

The Company’s Chief Executive Officer, serving as the Chief Operating Decision Maker (CODM), evaluates operational performance and makes resource allocation decisions based on net income, which is reported in the condensed consolidated statements of comprehensive income. The Company has determined that it operates in a single reportable segment, focused on research and development activities related to its proprietary products and technologies.

The CODM monitors budgeted versus actual net income, using this measure to assess segment performance and guide financial planning, which is consistent with the financial statements. In addition to its research and development activities, the Company holds financial investments, including a material investment in Scilex, Hapisga and Alpha Tau, see note 4, note 7 and note 8. The CODM monitors these investments separately from operational performance. Income and expenses related to financial instruments are reported as financial income in the consolidated statements of comprehensive income, reflecting their distinct nature from core business operations

NOTE 15 - RELATED PARTY TRANSACTIONS:

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

Effective as of July 1, 2024, the monthly consulting fee of the Chief Scientific Officer is NIS 134,550 ($40).

Effective as of April 1, 2025, the Company entered into a consulting agreement with KNRY, whereby the Chief Scientific Officer, through KNRY, provides services as Chief Scientific Officer of the Company. The agreement is terminable by either party upon 140 days prior written notice. The agreement provides that KNRY will be reimbursed for reasonable expenses incurred in connection with performance of the agreement. The Chief Scientific Officer receives a monthly consulting fee of NIS 67,275 ($20). Pursuant to the agreement, KNRY and the Chief Scientific Officer each agree that during the term of the agreement and for a 12-month period thereafter, none of them will compete with the Company nor solicit employees of the Company.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 15 - RELATED PARTY TRANSACTIONS (continued):

In addition, the Company, through the Subsidiary, has entered into an employment agreement with the Chief Scientific Officer, effective as of April 1, 2025, pursuant to which the Chief Scientific Officer receives a gross monthly salary of NIS 51,750 ($15) in consideration for her services as Chief Scientific Officer of the Subsidiary. In addition, the Chief Scientific Officer is provided with a phone and a company car pursuant to the terms of her agreement.

President and Chief Executive Officer

Effective as of July 1, 2024, the Company entered into a consulting agreement with Shnida Ltd. (“Shnida”), whereby the Company’s President and Chief Executive Officer, through Shnida, provides services as President and Chief Executive Officer of the Company. The agreement is terminable by either party upon 140 days prior written notice. The agreement provides that Shnida will be reimbursed for reasonable expenses incurred in connection with performance of the agreement. Effective as of January 1, 2024, the President and Chief Executive Officer receives a monthly consulting fee of NIS 111,349 ($33). Pursuant to the agreement, Shnida and the President and Chief Executive Officer each agree that during the term of the agreement and for a 12-month period thereafter, none of them will compete with the Company nor solicit employees of the Company.

In addition, the Company, through the Subsidiary, has entered into an employment agreement with the President and Chief Executive Officer, effective as of July 1, 2024, pursuant to which, effective as of January 1, 2024, the President and Chief Executive Officer receives gross monthly salary of NIS 59,330 ($18) in consideration for his services as President and Chief Executive Officer of the Subsidiary. In addition, the President and Chief Executive Officer is provided with a phone and a company car pursuant to the terms of his agreement.

NOTE 16 - SUBSEQUENT EVENTS:

a. Scilex - Tranche B Note

In July 2025, and in accordance with Tranche B Note terms, the Company received from Scilex repayment of $3,626 ($3,125 of the principal amount and $501 accrued interest).

b. Subsequent Penny Warrants

On July 14, 2025, the Company entered into an option agreement (the “Option Agreement”) with Scilex, granting Scilex the right to repurchase the Company’s remaining 6,500,000 Subsequent Penny Warrants for a total purchase price of $27,000. In exchange for the Option Agreement, Scilex agreed to pay to the Company a non-refundable fee of $1,500 in two equal installments. The repurchase is structured in two tranches: $13,000 for 3,130,000 Subsequent Penny Warrants on or before September 30, 2025, and $14,000 for 3,370,000 Subsequent Penny Warrants on or before December 31, 2025. If Scilex completes the full repurchase and pays the associated option fee, the maturity of the Tranche A Note will be extended to March 31, 2026. Until the earlier of the expiration or termination of the Option Agreement, the Company has agreed not to exercise the Subsequent Penny Warrants. The fulfilment of the Option Agreement is subject to the ability of Scilex to have sufficient cash. If the agreement is terminated without completion, the Company may exercise the Subsequent Penny Warrants, subject to applicable Nasdaq shareholder approval thresholds.

On August 6, 2025, Scilex paid the initial option fee of $750.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 16 - SUBSEQUENT EVENTS (continued):

c. Pelthos Therapeutics Inc. Securities Purchase Agreement

On July 1, 2025, the Company entered into a securities purchase agreement with Pelthos Therapeutics Inc. (“PTHS”), pursuant to which the Company invested $1,500 and acquired 150,000 shares of PTHS common stock.

In connection with this transaction, the Company entered into a customary registration rights agreement with PTHS and a customary lock-up agreement pursuant to which the Company is not permitted to sell its shares of PTHS until December 31, 2025, subject to exceptions and earlier termination as set forth in the lock-up agreement.

d. Alpha Tau

Subsequent to June 30, 2025 and through August 12, 2025, the Company purchased an additional 59,123 ordinary shares of Alpha Tau for an aggregate purchase price of $187. Following these purchases, the Company holds an aggregate of 14,257,174 ordinary shares of Alpha Tau, representing approximately 17% of its outstanding share capital as of August 12, 2025.

e. BioXcel/RoyaltyVest

Subsequent to June 30, 2025 and through August 12, 2025, RoyaltyVest sold 80,612 shares of BioXcel common stock and 1,358,942 pre-funded warrants for total gross proceeds of $2,540. Following these transactions, RoyaltyVest continues to hold 3,000,000 warrants and no longer holds any shares or pre-funded warrants of BioXcel.

f. Scilex

Subsequent to June 30, 2025 and through August 12, 2025, the Company sold its remaining 164,286 shares of Scilex common stock for total gross proceeds of $1,816. Following the sale, the Company no longer holds any shares of Scilex common stock.

g. On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. The Company is assessing the legislation and its effect on its consolidated financial statements.

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

As a result, the closing of the JV Agreement is currently on hold. Consequently, we paused plans to initiate a Phase 3 clinical trial in the U.S. pending further clarity. We are evaluating whether a modified structure with HTIT is feasible under current conditions and concurrently exploring alternative partners and pathways to advance the program independently.

2023 Scilex Transaction and 2024 Refinancing

On April 14, 2025, Scilex effected a 1-for-35 reverse stock split of its issued and outstanding common stock. As a result, every 35 shares of Scilex common stock were automatically reclassified into 1 share of common stock, with fractional shares rounded up to the nearest whole share. The numbers below reflect the reverse split effect, except of the Subsequent Penny Warrants that were outstanding as of the reverse stock split date, that were not adjustable under the reverse split.

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

b.

Warrants to purchase up to 128,572 shares of Scilex common stock with an exercise price of $0.35 per share, or the Closing Penny Warrants, and additional warrants, or the Subsequent Penny Warrants, for 57,143 (after the implementation of the reverse stock split) and 6,500,000 (which were not affected by the reverse stock split) shares of Scilex common stock with an exercise price of $0.35 and $0.01 per share, respectively. The Closing Penny Warrants vested on September 21, 2023, and the Subsequent Penny Warrants vested during 2024.

On October 30, 2024, we exercised 128,572 Closing Penny Warrants and 57,143 Subsequent Penny Warrants that were exercisable at such time. As a result, we hold 187,715 shares of common stock of Scilex.

As of June 30, 2025, the Closing Penny Warrants and the Subsequent Penny Warrants are fully vested and exercisable.

c.	Transferred warrants, or the Transferred Warrants, to purchase 114,286 shares of Scilex common stock with an exercise price of $402.5 per share, fully exercisable and expiring on November 10, 2027. On September 20, 2024, we sold the Transferred Warrants for consideration of $300,000 (see below). As a result, as of May 14, 2025 we do not hold any Transferred Warrants.

2024 Refinancing

On October 7, 2024, we and certain institutional investors, or the Note B Holders, entered into certain agreements with Scilex, pursuant to which the Note B Holders purchased in a registered offering, or the 2024 Refinancing, (i) new tranche B of senior secured convertible notes of Scilex in the aggregate principal amount of $50,000,000, or the Tranche B Note, which Tranche B Note is convertible into shares of Scilex common stock and (ii) warrants, or the Tranche B Warrants, to purchase up to 214,286 shares of Scilex common stock with an exercise price of $36.4, or Tranche B Warrants. We purchased 50% of Tranche B Note and Tranche B Warrants and therefore hold an aggregate principal amount of $25,000,000 under the Tranche B Note and 107,143 Tranche B Warrants.

Scilex received from us, in consideration for our part in Tranche B Note and the Tranche B Warrants issued to us, an exchange and reduction of the principal outstanding balance under the Tranche A Note of $22,500,000.

Royalty Purchase Agreement

In addition to the Tranche B Note, on October 8, 2024, we and certain institutional investors, or the RPA Purchasers, entered into a Purchase and Sale Agreement, or the RPA, with Scilex and Scilex Pharmaceuticals Inc., or Scilex Pharma. Pursuant to the RPA, the RPA Purchasers acquired the right to receive, in the aggregate, 8% of net sales worldwide for 10 years of certain purchase receivables, or the Purchased Receivables with respect to ZTLido (lidocaine topical system) 1.8%, SP-103 (lidocaine topical system) 5.4%, and any related, improved, successor, replacement or varying dosage forms of the foregoing. We acquired the right to receive 50% of the Purchased Receivables, as more fully described in the RPA and therefore hold the right to receive 4% royalties.

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

2.

The Tranche B Noteholders had the option, through RoyaltyVest, to fund up to 50% of the cash purchase price for ROW product rights to Gloperba and Elyxyb (excluding Elyxyb in Canada) and will receive proportional revenues from commercialization and licensing. As of June 30, 2025, RoyaltyVest exercised its option to Ex-U.S. product rights of Gloperba for $500.

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

Subsequent penny warrant agreement

As of June 30, 2025, we held 6,500,000 Subsequent Penny Warrants which are fully vested and exercisable. The Subsequent Penny Warrants were not subject to adjustment in connection with the 1-for-35 reverse stock split effected by Scilex in April 2025, and accordingly, continue to entitle us to purchase 6,500,000 shares of Scilex common stock. On July 14, 2025, the Company entered into an option agreement (the “Option Agreement”) with Scilex, granting Scilex the right to repurchase the Company’s remaining 6,500,000 Subsequent Penny Warrants for a total purchase price of $27,000,000. In exchange for the Option Agreement, Scilex agreed to pay to the Company a non-refundable fee of $1,500,000 in two equal installments. The repurchase is structured in two tranches: $13,000,000 for 3,130,000 Subsequent Penny Warrants on or before September 30, 2025, and $14,000,000 for 3,370,000 Subsequent Penny Warrants on or before December 31, 2025. If Scilex completes the full repurchase and pays the associated option fee, the maturity of the Tranche A Note will be extended to March 31, 2026. Until the earlier of the expiration or termination of the Option Agreement, the Company has agreed not to exercise the Subsequent Penny Warrants. The fulfilment of the Option Agreement is subject to the ability of Scilex to have sufficient cash. If the agreement is terminated without completion, the Company may exercise the Subsequent Penny Warrants, subject to applicable Nasdaq shareholder approval thresholds.

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

Subsequent to June 30, 2025 and through August 12, 2025, RoyaltyVest has sold 80,612 shares of BioXcel common stock and 1,358,942 pre-funded warrants. Following these transactions, RoyaltyVest continues to hold 3,000,000 warrants and no longer holds any shares or pre-funded warrants of BioXcel.

Alpha Tau Transaction

On April 24, 2025, Oramed Ltd. entered into a share purchase agreement with Alpha Tau Medical Ltd. (Nasdaq: DRTS), or Alpha Tau, a clinical-stage oncology company developing a proprietary alpha-radiation cancer therapy platform known as Alpha DaRT™. Pursuant to the agreement, Oramed Ltd. purchased 14,110,121 ordinary shares, no par value per share, of Alpha Tau in a registered direct offering at a price of $2.612 per share, for an aggregate purchase price of approximately $36,900,000. The closing of the transaction occurred on April 28, 2025. In connection with the investment, Oramed Ltd. has the right and has nominated two directors to Alpha Tau’s board of directors. In addition, during the three months ended June 30, 2025, we purchased an additional 87,930 shares of Alpha Tau for an aggregate amount of $250,000. Subsequent to June 30, 2025 and through August 12, 2025, the Company purchased an additional 59,123 ordinary shares of Alpha Tau for an aggregate purchase price of $187,000.

Concurrently, Oramed Ltd. and Alpha Tau entered into a services agreement, pursuant to which Oramed Ltd. will provide Alpha Tau with investor relations and public relations services. As consideration, Alpha Tau agreed to pay Oramed Ltd. a non-refundable fee of $3,000,000 over three years and to issue to Oramed Ltd. warrants to purchase up to 3,237,000 ordinary shares of Alpha Tau at exercise prices ranging from $3.474 to $3.90 per share, subject to shareholder approval. The term of the services agreement is three years, with limited termination rights.

Alpha Tau’s Alpha DaRT™ platform is designed to deliver highly localized alpha radiation to solid tumors, potentially offering a novel treatment solution for patients with otherwise difficult-to-treat cancers. Alpha Tau has recently shown encouraging clinical progress, particularly in pancreatic and head and neck cancers, where interim data demonstrated strong disease control and early signals of extended survival. With U.S. Food and Drug Administration approvals secured for upcoming U.S. trials and ongoing global studies, Alpha Tau is entering a critical phase of clinical validation. As investors, we believe Alpha Tau represents a compelling opportunity—combining innovative science, a scalable platform, and growing regulatory momentum.

Impact of Current Events

On October 7, 2023, the State of Israel was attacked by Hamas, a group designated as a terrorist organization by the United States, and the State of Israel subsequently declared war on Hamas. Since that time, Israel has been engaged in a multi-front armed conflict with combatants located in Gaza, the West Bank, Syria, Iran, Lebanon and Yemen. The situation in the region remains volatile and the possibility of renewed conflicts persists. As of August 13, 2025, we believe that there is no immediate risk to our business operations related to these events. For further information, see “Item 1A. Risk Factors,” under “We are affected by the political, economic and military risks of having operations in Israel” in our Annual Report.

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

Real Estate Transactions

On September 4, 2024, we entered into a loan agreement, or the Profit Sharing Loan Agreement, with Rabi Binyamin 4 Tama 38 Ltd., or the Borrower, to finance a real estate project, or the Rabi Binyamin Project. According to the terms of the Profit Sharing Loan Agreement, we agreed to loan NIS 5,500,000 (approximately $1,523,000), or the Loan Principal, to the Borrower. NIS 4,700,000 (approximately $1,307,000) was loaned upon signing the Profit Sharing Loan Agreement and an additional NIS 800,000 (approximately $237,000) will be loaned upon certain milestones which are expected to occur in the second half of 2025. Upon completion of the Rabi Binyamin Project, we entitled to receive the Loan Principal and the greater of: (i) 20% annual interest of the Loan Principal and (ii) 40% of the Rabi Binyamin Project profits.

In January 2025, we entered into an agreement to acquire a parcel of land in Mevaseret Zion, Israel for a total purchase price of NIS 5,800,000 (approximately $1,586,000). The transaction is structured in installments, and as of August 12, 2025, we have completed payment of the full purchase price.

Loan to Hapisga Project

On March 24, 2025, we entered into a loan agreement with Hapisga Project – New Talpiot Ltd. to finance a purchase of a real estate asset in Jerusalem, Israel in the amount of up to $22,650,000 (“Hapisga Loan”). The loan has a one-year maturity, and a caveat was registered on the property reflecting a commitment to register a first-ranking mortgage on a property which valued at approximately NIS 3,000,000,000 (approximately $890,000,000), providing significant collateral coverage. The loan bears an annual interest rate of 12%. On the same date, we entered into a loan agreement with Tova Chochma Im Nachala Ltd. (“Tova Chochama”) in the amount of $5,000,000. The loan bears an annual interest rate of 12% with a maturity date of 12 months. In May 2025, Tova Chochma repaid an amount of $500,000. Tova Chochama can repay the loan at any time. This loan is also secured by the registration of the caveat for Hapisga Loan. The loans were granted by us in April 2025.

Results of Operations

Comparison of six and three months ended June 30, 2025 and 2024

The following table summarizes certain statements of operations data of the Company for the six and three months ended June 30, 2025 and 2024 (in thousands of dollars except share and per share data):

	Six months ended		Three months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues	$2,000	$-	$-	$
Cost of revenue	(1,987)	-	-		-
Gross profit	13	-	-		-

Research and development expenses	(3,240)	(2,621)	(1,034)		(1,442)
General and administrative expenses	(3,762)	(3,476)	(1,455)		(1,693)
Operating loss	(6,989)	(6,097)	(2,489)		(3,135)

Interest expenses	-	(853)	-		(261)
Other income, net	257	-	257		-
Financial income, net	12,808	19,322	15,366		14,234
Income before tax expenses	6,076	12,372	13,134		10,838
Tax benefit (expenses)	(458)	(1,634)	126		(1,634)
Net income	5,618	10,738	13,260		9,204

Net income (loss) attributable to:
Non-controlling interests	(28)	(10)	(28)		(8)
Company's stockholders	5,646	10,748	13,288		9,212

Basic income per share of common stock	0.14	0.26	0.32		0.22
Diluted income per share of common stock	0.13	0.26	0.31		0.22
Weighted average number of shares of common stock outstanding used in computing basic income per share of common stock	41,488,994	40,899,275	41,743,486		40,959,759
Weighted average number of shares of common stock outstanding used in computing diluted income per share of common stock	42,884,004	41,427,849	42,609,425		41,591,007

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

We recognized $2,000,000 revenue related to the HTIT License Agreement in the six months ended June 30, 2025 while there were no revenues for the six months ended June 30, 2024. We did not recognize any revenue on the three months ended June 30, 2025 or 2024.

Cost of Revenues

On February 18, 2025, we received approval from Israel Innovation Authority, or the IIA, to transfer all of its IIA-funded technology to OraTech in accordance with the terms of the JV Agreement. This approval was granted upon the condition that we pay the aggregate IIA grant amount, plus accrued interest, less all royalties paid to date.

On February 27, 2025, we fulfilled our payment obligation by remitting approximately $2,046,000 to the IIA, and as result we have no further obligations to the IIA. $1,987,000 of the amount is recognized in cost of revenue during the six months ended June 30, 2025. The amount of $59,000 was recognized in previous periods. There were no costs of revenue for the three months ended June 30, 2025 and for the six and three months ended June 30, 2024.

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

Research and development expenses for the six months ended June 30, 2025 increased by 24% to approximately $3,240,000, compared to approximately $2,621,000 for the six months ended June 30, 2024. The increase was primarily driven by costs related to preparations for a new Phase 3 clinical trial (ORA-D-013-3).

Research and development expenses for the three months ended June 30, 2025 decreased by 28% to approximately $1,034,000, compared to approximately $1,442,000 for the three months ended June 30, 2024. The decrease is mainly due to a decrease in the stock-based compensation expenses and a decrease in clinical trial expenses.

General and Administrative Expenses

General and administrative expenses include the salaries and related expenses of our management, consulting expenses, legal and professional fees, travel expenses, business development expenses, insurance expenses and other general expenses.

General and administrative expenses for the six months ended June 30, 2025 increased by 8% to approximately $3,762,000 compared to approximately $3,476,000 for the six months ended June 30, 2024. The increase was mainly due to stock-based compensation expenses, which partially offset by a decrease in legal expenses and D&O insurance expenses.

General and administrative expenses for the three months ended June 30, 2025 decreased by 14% to approximately $1,455,000 compared to approximately $1,693,000 for the three months ended June 30, 2024. The decrease was mainly due to a decrease of stock-based compensation expenses.

Interest Expenses

There were no interest expenses for the six and three months ended June 30, 2025, compared to interest expenses of $853 and $261 for the six and three months ended June 30, 2024, since the Short-Term Borrowings (as defined below) received from Israel Discount Bank Ltd. were terminated during the second quarter of 2024.

Financial Income, Net

Net financial income were approximately $12,808,000 for the six months ended June 30, 2025, compared to financial income of approximately $19,322,000 for the six months ended June 30, 2024. The decrease was primarily due to the revaluation of the investment in Scilex, RoyaltyVest and a decrease in interest income on deposits, partially offset by the revaluation of Alpha Tau.

Net financial income were approximately $15,366,000 for the three months ended June 30, 2025, compared to financial income of approximately $14,234,000 for the three months ended June 30, 2024. The increase was primarily due to the revaluation of Alpha Tau, partially offset by the revaluation of the investment in Scilex and RoyaltyVest.

Tax on income

During the six months ended June 30, 2025, we recognized tax expenses on income of approximately $458,000 compared to tax on income of approximately $1,634,000 for the six months ended June 30, 2024. The tax on income is primarily attributable to the 2023 Scilex Transaction and the 2024 Refinancing.

During the three months ended June 30, 2025, we recognized tax benefit on income of approximately $126,000 compared to tax expenses on income of approximately $1,634,000 for the three months ended June 30, 2024. The tax benefit is mainly due to a change in the tax provision in the three months ended June 30, 2025.

The provision for tax on income in the interim period is determined using an estimated annual effective tax rate.

Liquidity and Capital Resources

From our inception through June 30, 2025, we have incurred losses in an aggregate amount of approximately $170,970,000. During that period and through June 30, 2025, we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of approximately $255,384,000, net of transaction costs. During that period, we also received cash consideration of approximately $28,001,000 from the exercise of warrants and options. We expect to seek additional financing through similar sources in the future, as needed. As of June 30, 2025, we had approximately $15,797,000 of available cash and approximately $22,865,000 of short-term bank deposits. In addition, we hold a variety of interests in certain investments, including in Scilex, Alpha Tau and others, as further detailed in this Quarterly Report on Form 10-Q.

From inception through June 30, 2025, we have not generated significant revenues from our operations (other than recognizing deferred revenue related to the HTIT License Agreement, as described above). Although, we have increased the research and development activities related to the new Phase 3 clinical trial, our research and development activities have been significantly reduced while we conducted a strategic review process, following the termination of the ORA-D-013-1 and ORA-D-013-2 Phase 3 trials. Following the preparation and expected initiation of the revised phase 3 trial (ORA-D-013-3), we expect to increase our research and development expenses, either directly or through OraTech.

Based on our current cash resources and commitments, we believe we will be able to maintain our current planned activities and the corresponding level of expenditures for at least the next 12 months.

As of June 30, 2025, our total current assets were approximately $99,026,000 and our total current liabilities were approximately $3,693,000. On June 30, 2025, we had a working capital surplus of approximately $95,333,000 and an accumulated loss of approximately $170,970,000. As of December 31, 2024, our total current assets were approximately $143,221,000 and our total current liabilities were approximately $5,685,000. On December 31, 2024, we had a working capital surplus of approximately $137,536,000 and an accumulated loss of approximately $176,616,000. The decrease in working capital surplus was mainly due to a decrease in cash and cash equivalents and short-term deposits that was partially offset by an increase in fair value investments.

During the six months ended June 30, 2025, cash and cash equivalents decreased to approximately $15,797,000 from approximately $54,420,000 as of December 31, 2024. The decrease was mainly due to investments in Alpha Tau, RoyaltyVast and Hapisga, partially offset by the decrease in short-term deposits.

Operating activities used cash of approximately $7,054,000 in the six months ended June 30, 2025, compared to approximately $600,000 provided in the six months ended June 30, 2024. Cash used in operating activities primarily consisted of research and development expenses, general and administrative expenses and the change in fair value of investments.

Investing activities used cash of approximately $31,237,000 in the six months ended June 30, 2025, compared to approximately $124,653,000 provided in the six months ended June 30, 2024. Cash used in investing activities in the six months ended June 30, 2025 consisted primarily of investments at fair value in Alpha Tau and Hapisga, partially offset by proceeds from short-term deposits. Cash provided by investing activities in the six months ended June 30, 2024 is mainly due to proceeds from short-term deposits and from Scilex.

Financing activities used cash of approximately $371,000 in the six months ended June 30, 2025, compared to cash used for financing activities of approximately $49,550,000 in the six months ended June 30, 2024. Cash used for financing activities in the six months ended June 30, 2025, consisted primarily of purchase of treasury shares. Cash used in financing activities in the six months ended June 30, 2024 was mainly due to loan repayment.

On August 8, 2023, we borrowed an aggregate of $99,550,000 pursuant to loan agreements from Israel Discount Bank Ltd., or the Short-Term Borrowings. The Short-Term Borrowings matured on dates ranging from August 11, 2023 to May 24, 2024, bore interest ranging from 6.66% to 7.38%, were secured by certificates of deposits issued by Israel Discount Bank Ltd. having an aggregate face amount of $99,550,000. The net proceeds of the Short-Term Borrowings were used to fund the Tranche A Note. The Short-Term Borrowings were paid in one payment of principal and interest at each respective maturity. As of June 30, 2025, we had repaid the entire Short-Term Borrowings amount.

Critical accounting policies and estimates

Our critical accounting policies are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report.

Planned Expenditures

In previous years, we primarily invested in research and development. We expect that in the upcoming years our research and development expenses will continue to be our major operating expense, either directly or under the JV Agreement; however, if this clinical trial is conducted through OraTech, these costs will be borne by OraTech and not by us.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to small reporting companies.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A - RISK FACTORS

We may not realize the value of the Option Agreement and Subsequent Penny Warrants that we expect.

Our ability to realize the full value of the Option Agreement, or to complete the repurchase of the Subsequent Penny Warrants under its terms, is subject to significant uncertainty. There can be no assurance that Scilex will make the required payments or complete the repurchase within the agreed timeline, if at all. If the Option Agreement is terminated or Scilex fails to fulfill its obligations, our ability to monetize or exercise the warrants remains limited due to both regulatory and practical constraints. Specifically, Nasdaq Listing Rule 5635(d) requires shareholder approval for the issuance of securities exceeding 20% of a company’s outstanding shares at below-market prices. As a result, we may be unable to exercise or sell the full amount of the warrants without triggering such restrictions. These limitations may prevent us from realizing the full economic benefit of the Penny Warrants.

Our various real estate and other investments, including, but not limited to Alpha Tau, a clinical-stage company, involve significant risks and might not provide long-term value appreciation and potential income streams that we expect to receive.

As of the day of this report, we have various real estate and other investments, including, but not limited to Alpha Tau, a clinical-stage company, which constitute a part of our business strategy. We believe that these investments could provide long-term value appreciation and potential income streams, further strengthening our financial position and maximizing shareholder value.

However, these investments involve significant risks and might not provide long-term value appreciation and potential income streams that we expect to receive. For example, if Alpha Tau fails to achieve positive clinical results or obtain regulatory approvals, the value of our investment could decline materially, which may adversely affect our financial results. Additionally, conditions in the real estate market might change, which, in turn, might affect the value of our real estate investments.

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

We have repurchased and retired 1,200,845 shares of our common stock under this program for approximately $2,844,000, at an average price of $2.37 per share. All purchases were funded with cash on hand.

On May 21, 2025, our board of directors authorized a one-year extension of our current stock buyback program, which was set to expire in June 2025, pursuant to which we may, from time to time, purchase up to $20,000,000 in maximum value of our common stock.

During the three months ended June 30, 2025, we repurchased and retired 163,869 common stock. The following sets forth information with respect to repurchase and retirement made by the us of our shares of common stock during the quarter ended June 30, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1-30, 2025	-	$-	-	$17,516,000
May 1-31, 2025	46,233	$2.19	46,233	$17,415,000
June 1-30, 2025	117,636	$2.20	117,636	$17,156,000
Total	163,869	$2.20	163,869	$17,156,000

ITEM 6 - EXHIBITS

Number	Exhibit

10.1	Option Agreement for Repurchase of Warrants, dated July 22, 2025, between Scilex Holding Company and Oramed Pharmaceuticals Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 23, 2025)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Date: August 14, 2025	By:	/s/ Nadav Kidron
Nadav Kidron
President and Chief Executive Officer

Date: August 14, 2025	By:	/s/ Avraham Gabay
Avraham Gabay
Chief Financial Officer
(Principal Financial and Accounting Officer)