Form 10-Q
period 2025-09-30
ORAMED PHARMACEUTICALS INC.
filed 2025-11-13
CIK 1176309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐    No ☒

As of November 12, 2025, there were 39,802,455 shares of the issuer’s common stock, $0.012 par value per share, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Oramed” and the “Company” mean Oramed Pharmaceuticals Inc. and our wholly-owned subsidiaries, unless otherwise indicated. All dollar amounts refer to U.S. Dollars unless otherwise indicated.

On September 30, 2025, the exchange rate between the New Israeli Shekel, or NIS, and the dollar, as quoted by the Bank of Israel, was NIS 3.306 to $1.00. Unless indicated otherwise by the context, statements in this Quarterly Report on Form 10-Q that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

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

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	September 30,	December 31,
	2025	2024
Assets

CURRENT ASSETS:
Cash and cash equivalents	$52,179	$54,420
Short-term deposits	4,038	55,281
Marketable securities	4,956	3,441
Investments at fair value	73,514	28,788
Prepaid expenses and other current assets	1,430	1,291
Total current assets	136,117	143,221

LONG-TERM ASSETS:
Long-term deposits	2	2
Investments at fair value	11,410	7,387
Investment in associate at fair value	64,803	-
Loan to an equity method investee	1,044	-
Investment in real estate	2,122	-
Other non-marketable equity securities	3,524	3,524
Amounts funded in respect of employee rights upon retirement	40	32
Property and equipment, net	614	698
Operating lease right-of-use assets	817	414
Total long-term assets	84,376	12,057
Total assets	$220,493	$155,278

Liabilities and stockholders’ equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,861	$5,140
Payable to related parties	1	329
Deferred income	986	-
Operating lease liabilities	271	216
Total current liabilities	6,119	5,685

LONG-TERM LIABILITIES:
Long-term deferred revenues	2,000	4,000
Long-term deferred income	1,496	-
Employee rights upon retirement	38	30
Operating lease liabilities	589	156
Other liabilities	-	60
Deferred tax liabilities	7,921	-
Total long-term liabilities	12,044	4,246

COMMITMENTS (note 9)

EQUITY ATTRIBUTABLE TO COMPANY’S STOCKHOLDERS:
Common stock, $0.012 par value (60,000,000 authorized shares; 40,838,226 and 39,919,545 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	490	480
Additional paid-in capital	325,367	322,401
Accumulated deficit	(122,575)	(176,616)
Total stockholders’ equity	203,282	146,265
Non-controlling interests	(952)	(918)
Total equity	202,330	145,347
Total liabilities and equity	$220,493	$155,278

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
REVENUES	$2,000	-	$-	-
COST OF REVENUE	(1,987)	-	-	-
GROSS PROFIT	13	-	-	-

RESEARCH AND DEVELOPMENT EXPENSES	(4,393)	(4,863)	(1,153)	(2,242)
GENERAL AND ADMINISTRATIVE EXPENSES	(5,036)	(4,323)	(1,274)	(847)
OPERATING LOSS	(9,416)	(9,186)	(2,427)	(3,089)

OTHER INCOME, NET	665	-	408	-
FINANCIAL INCOME (LOSS), NET	74,278	3,902	61,470	(15,420)
INTEREST EXPENSES	-	(853)	-	-
INCOME (LOSS) BEFORE TAX EXPENSES	$65,527	(6,137)	$59,451	(18,509)

TAX EXPENSES	(11,520)	(2,767)	(11,062)	(1,133)

NET INCOME (LOSS)	$54,007	(8,904)	$48,389	(19,642)

NET INCOME (LOSS) ATTRIBUTABLE TO:
NON-CONTROLLING INTERESTS	(34)	(33)	(6)	(23)
COMPANY’S STOCKHOLDERS	54,041	(8,871)	48,395	(19,619)
BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK	$1.30	$(0.22)	$1.16	$(0.48)
DILUTED INCOME (LOSS) PER SHARE OF COMMON STOCK	$1.26	$(0.22)	$1.13	$(0.48)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC INCOME PER SHARE OF COMMON STOCK	41,569,359	40,882,110	41,756,301	40,896,845
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING DILUTED INCOME PER SHARE OF COMMON STOCK	42,969,519	40,882,110	42,774,504	40,896,845

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands

(UNAUDITED)

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF DECEMBER 31, 2024	39,920	$480	$322,401	$(176,616)	$146,265	$(918)	$145,347
CHANGES DURING THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2025:
STOCK-BASED COMPENSATION	1,248	14	3,694	-	3,708	-	3,708
REPURCHASE AND RETIREMENT OF COMMON STOCK	(329)	(4)	(728)	-	(732)	-	(732)
NET INCOME (LOSS)	-	-	-	54,041	54,041	(34)	54,007
BALANCE AS OF SEPTEMBER 30, 2025	40,839	$490	$325,367	$(122,575)	$203,282	$(952)	$202,330

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF DECEMBER 31, 2023	40,339	$485	$320,892	$(157,556)	$163,821	$(928)	$162,893
CHANGES DURING THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2024:
STOCK-BASED COMPENSATION	410	5	2,777	-	2,782	-	2,782
STOCK-BASED COMPENSATION OF SUBSIDIARY	-	-	-	-	-	42	42
REPURCHASE AND RETIREMENT OF COMMON STOCK	(539)	(6)	(1,285)		(1,291)		(1,291)
NET LOSS	-	-	-	(8,871)	(8,871)	(33)	(8,904)
BALANCE AS OF SEPTEMBER 30, 2024	$40,210	$484	$322,384	$(166,427)	$156,441	$(919)	$155,522

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF JUNE 30, 2025	40,845	$491	$325,008	$(170,970)	$154,529	$(946)	$153,583
CHANGES DURING THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2025:
STOCK-BASED COMPENSATION	159	1	718	-	719	-	719
REPURCHASE AND RETIREMENT OF COMMON STOCK	(165)	(2)	(359)	-	(361)	-	(361)
NET INCOME (LOSS)	-	-	-	48,395	48,395	(6)	48,389
BALANCE AS OF SEPTEMBER 30, 2025	40,839	$490	$325,367	$(122,575)	$203,282	$(952)	$202,330

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF JUNE 30, 2024	40,629	$488	$323,385	$(146,808)	$177,065	$(911)	$176,154
CHANGES DURING THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2024:
STOCK-BASED COMPENSATION	120	2	284	-	286	-	286
STOCK-BASED COMPENSATION OF SUBSIDIARY	-	-	-	-	-	15	15
REPURCHASE AND RETIREMENT OF COMMON STOCK	(539)	(6)	(1,285)		(1,291)		(1,291)
NET LOSS	-	-	-	(19,619)	(19,619)	(23)	(19,642)
BALANCE AS OF SEPTEMBER 30, 2024	40,210	$484	$322,384	$(166,427)	$156,441	$(919)	$155,522

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(UNAUDITED)

	Nine months ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$54,007	$(8,904)
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Depreciation	91	162
Exchange differences and interest on deposits	750	(2,162)
Changes in fair value of investments	(72,592)	(140)
Stock-based compensation	3,708	2,824
Gain on amounts funded in respect of employee rights upon retirement	(8)	(3)
Change in accrued interest on short-term borrowings	-	(1,463)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	263	63
Accounts payable, accrued expenses and related parties	(607)	3,096
Net changes in operating lease	85	28
Deferred revenues	(2,000)	-
Deferred income	(245)	-
Liability for employee rights upon retirement	8	1
Deferred tax liabilities	7,921	-
Other liabilities	(60)	(3)
Total net cash used in operating activities	(8,679)	(6,501)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term deposits	-	(42,450)
Purchase of marketable securities	(1,500)	-
Investment at fair value	(64,317)	(1,307)
Proceeds from redemption of short-term deposits	50,450	97,152
Proceeds from loan to an equity method investee	6,251	-
Loan to investment in equity method	(7,000)	-
Real estate investment	(2,128)	-
Equity method investee	(250)	-
Proceeds from long-term deposits	-	5
Proceeds from long-term investments and marketable securities	25,628	37,000
Purchase of property and equipment	(7)	(7)
Total net cash provided by investing activities	7,127	90,393
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(732)	(1,291)
Loans repaid	-	(49,550)
Total net cash used in financing activities	(732)	(50,841)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	43	(2)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,241)	33,049

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,420	9,055
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,179	$42,104

(A) SUPPLEMENTARY DISCLOSURE ON CASH FLOWS -
Interest received	$2,434	$6,873
Interest paid	$-	$(2,316)
Taxes paid on income	$(3,318)	$-
(B) SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES -
Investment in equity method investee	$390	$-
Recognition of operating lease right-of-use assets and liabilities	$602	$58
Derecognition of right-of-use asset	$-	$(26)
Derecognition of lease liability	$-	$23
Warrants received from Alpha Tau	$2,727	$-

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

On July 1, 2024, the Company incorporated a wholly-owned subsidiary in Nevada, Oramed NewCo, Inc. (“OraTech”), which was intended to serve as the company for the joint venture with Hefei Tianhui Biotech Co., Ltd. (“HTIT”) (see below).

Joint venture with HTIT

On February 7, 2025, the Company and HTIT entered into a Joint Venture Agreement (the “JV Agreement”), amending the original agreement signed on January 22, 2024. The joint venture (“JV”) was formed with the purpose of advancing the development and commercialization of oral insulin, combining the Company’s proprietary technology and funding with HTIT’s manufacturing capabilities. Through this partnership, the JV was expected to have the technology, resources, and production capacity to bring oral insulin to market.

The initial closing of the JV Agreement, initially set on April 30, 2025, and was subsequently extended. However, HTIT was unable to satisfy the closing conditions under the JV Agreement and the supplemental agreement. On October 23, 2025, the Company provided notice to HTIT to terminate the JV Agreement and the supplemental agreement. See note 16(c).

Scilex Transactions

See note 4 regarding the 2023 Scilex Transaction (as defined herein) and the 2024 Refinancing (as defined herein) and the Option Agreement (as defined in note 4).

In connection with the Scilex Transaction, on February 12, 2025, the Company received 50% equity interest in RoyaltyVest (“RoyaltyVest”), a company incorporated in the British Virgin Islands. For further details please see note 4 and note 6.

Investment in Alpha Tau Medical Ltd.

In April 2025, the Subsidiary acquired approximately 17% of the outstanding ordinary shares of Alpha Tau Medical Ltd. (“Alpha Tau”) (Nasdaq: DRTS) for an aggregate purchase price of $36,900. Concurrently, the Subsidiary and Alpha Tau also entered into a strategic services arrangement (“Service Agreement”). Further details are provided in note 8.

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

Basic income per common stock is computed by dividing the net income attributable to stockholders for the period by the weighted average number of shares of common stock outstanding for each period, including vested restricted stock units (“RSUs”).

For the diluted income per share calculation for the nine and three months ended September 30, 2025 the weighted average number of shares outstanding during the period is adjusted for the potential dilution that could occur in connection with employee share-based payment, using the treasury stock method. The difference in the denominator results from the dilutive impact of 1,400,160 and 1,018,202 options and RSUs for the nine and three months ended September 30, 2025, respectively.

For the nine and three-month periods ended September 30, 2025, options to purchase common stock, warrants and RSUs in the amount of 1,410,533 and 1,469,908, respectively, were excluded from the calculation of diluted income per share, as their effect was antidilutive.

For the nine and three-month periods ended September 30, 2024, options to purchase common stock, warrants and RSUs in the amount of 726,018 and 881,686, respectively, were excluded from the calculation of diluted income per share, as their effect was antidilutive.

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

In September 2025, the FASB issued ASU No. 2025-07 (“ASU 2025-07”), Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606). The guidance refines the scope of Topic 815 by clarifying which contracts are subject to derivative accounting and expand the scope exception for certain contracts not traded on an exchange to include contracts for which settlement is based on operations or activities specific to one of the parties to the contract. The guidance also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The amendments in ASU 2025-07 are effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The amendments may be applied prospectively or on a modified retrospective basis. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

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

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Marketable Securities
DNA (as defined below)	532	-	-	532
Entera (as defined below)	224	-	-	224
Pelthos (as defined below) (see note 4)	4,200	-	-	4,200

Loan to an equity method investee (see note 4)			1,044	1,044
Tranche A Note (see note 4)	-	-	19,242	19,242
Subsequent Penny Warrants (see note 4)(*)	-		13,863	13,863
Tranche B Note (see note 4)	-	-	14,590	14,590
Warrants Note B (see note 4)	-	-	797	797
Royalty Purchase Agreement (see note 4)			1,968	1,968

Loan agreement measured in fair value (see note 7)	-	-	27,289	27,289
Investment in Alpha Tau’s shares (see note 8)	64,803	-	-	64,803
Investment in Alpha Tau’s warrants (see note 8)	-	-	5,345	5,345
Profit Sharing Loan Agreement (see note 4)	-	-	1,830	1,830
	$69,759	$-	$85,968	$155,727

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Marketable Securities
DNA	424	-	-	424
Entera	248	-	-	248
Scilex	2,769	-	-	2,769
Tranche A Note (see note 4)	-	-	13,714	13,714
Subsequent Penny Warrants (see note 4)(*)	-	2,772	-	2,772
Tranche B Note (see note 4)	-	-	15,798	15,798
Warrants Note B (see note 4)	-	-	548	548

Royalty Purchase Agreement (see note 4)	-	-	1,976	1,976
Profit Sharing Loan Agreement (see note 4)	-	-	1,367	1,367
	$3,441	$2,772	$33,403	$39,616

(*)	As of September 30, 2025, the Company measured the fair value of the 3,370,000 Subsequent Penny Warrants using a Level 3 classification under the fair value hierarchy, in accordance with ASC 820 – Fair Value Measurement. Until March 31, 2025, the warrants were classified as Level 2, since their value was based on observable input - the quoted market price of Scilex’s common stock. On July 22, 2025, the Company entered into an Option Agreement (see note 4 below) to sell the Subsequent Penny Warrants. Given the Option Agreement and other factors, the Company did not rely solely on the market price of Scilex’s common stock and the warrants are classified as level 3 fair value hierarchy. As of September 30, 2025, the fair value measurement was determined based on the value of the warrants adjusted for the value attributable to the Option Agreement. This methodology provides a more accurate reflection of the economic substance of the warrants under current conditions.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

d.	Fair value (continued):

As of September 30, 2025 and December 31, 2024, the carrying amounts of cash equivalents, short-term deposits, and accounts payable approximate their fair values due to the short-term maturities of these instruments.

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

Through September 30, 2025, the Company recognized revenue associated with the HTIT License Agreement in an aggregate amount of $22,382, of which $2,000 was recognized in the nine months ended September 30, 2025 following HTIT’s waiver of any claims and demands against the Company which was signed in connection with the JV Agreement.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

f.	Other income

Alpha Tau

The Company recognizes income from its Service Agreement with Alpha Tau for investor relations and public relations on a straight-line basis. Under the Service Agreement, the Company received non-cash consideration of Alpha Tau Warrants (as defined below) to purchase up to 3,237,000 shares, measured at their issuance date fair value of $2,727 and entitled to receive six semi-annual payments of $500, totaling $3,000. The income is recognized on a straight-line basis and presented under the “Other income, net” line item (net of related expenses), since the Company does not view investor relations services to be output of its ordinary activities. In addition, changes in the fair value of the Alpha Tau Warrants are presented under “Financial Income (loss), net”.

In April 2025, the Company received the first $500 payment. Of this amount, $423 was recognized as income and recorded under “Other income, net,” while the remaining $77 was deferred and presented under “Deferred income”.

In addition, the Company recorded an income of $322 related to the straight-line recognition of the Alpha Tau Warrants under “Other income, net”. For further details, see Note 8.

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

Investments granting significant influence are generally accounted for under the equity method. For the investment in Alpha Tau, the Company has elected the fair value option under ASC 825-10. The fair value option has been elected as the Company believes it best reflects the underlying economics of the investment in Alpha Tau. As a result, the Company recognizes the change in the fair value in “Financial income (loss), net”.

Summarized financial information for Alpha Tau, as determined in accordance with Rule 8-03(b)(3) of Regulation S-X is included in note 8.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 3 - MARKETABLE SECURITIES

The Company’s marketable securities include investments in equity securities of DNA Group (T.R.) Ltd. (“DNA”), Entera Bio Ltd. (“Entera”), Scilex Holding Company (“Scilex”) and Pelthos Therapeutics Inc (“Pelthos”) at fair value with changes in fair value recognized in income.

Composition

	September 30, 2025	December 31, 2024
Short -term:
DNA	$532	$424
Entera	224	248
Scilex	-	2,769
Pelthos	4,200	-
	$4,956	$3,441

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

PTHS ordinary shares are traded on the Nasdaq Capital Market. The fair value of those securities is measured at the quoted prices of the securities on the measurement date. The value of the shares as of September 30, 2025 was $4,200.

The Company has classified the PTHS ordinary shares as short-term marketable securities.

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
(UNAUDITED)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

2023 Scilex Transaction

On September 21, 2023, the Company entered into and consummated the transactions (collectively, the “2023 Scilex Transaction”) contemplated by a securities purchase agreement with Scilex, pursuant to which Scilex issued to the Company:

a.	A senior secured promissory note (the “Tranche A Note”), with a principal amount of $101,875, initially maturing on March 21, 2025 and bearing interest of SOFR plus 8.5%, payable in-kind. Scheduled principal payments were due on December 21, 2023, March 21, 2024, June 21, 2024, September 21, 2024, and December 21, 2024, with the balance due on March 21, 2025.

On September 20, 2024, the Company and Scilex entered into an extension agreement (the “Extension Agreement”) to extend the due date of the September 21, 2024 payment. Pursuant to the Extension Agreement, Scilex paid to the Company $2,000 on September 23, 2024, which payment was to be applied as follows: (i) $1,700 to the payment due under the Tranche A Note on March 21, 2025 and (ii) $300 to purchase the Transferred Warrants (as defined below).

In January 2025, the Company extended Tranche A Note’s maturity from March 21, 2025 to December 31, 2025 (the “Extended Maturity Date”). Interest will continue to accrue and be payable on the Extended Maturity Date. In consideration of the extension, the Company received 92,858 shares of Scilex common stock.

As per the Tranche A Note terms, if the Tranche A Note is not repaid in full on or prior to March 21, 2024, an exit fee of $3,056 is due. Since the Tranche A Note was not repaid by that date, the Company is entitled to the above-mentioned exit fee at the Extended Maturity Date of the Tranche A Note. No payments were received from Scilex in connection with Tranche A note during the nine months ended on September 30, 2025. As of September 30, 2025, Scilex has repaid $69,200 of the amount due under the Tranche A Note.

The Tranche A Note constitutes senior secured indebtedness of Scilex and is guaranteed by all existing or future formed, direct and indirect, domestic subsidiaries of Scilex and is secured by a first priority security interest and liens on all of the assets of Scilex, subject to customary and mutually agreed permitted liens and except for certain specified exemptions.

b.	Warrants to purchase up to 128,572 shares of Scilex common stock with an exercise price of $0.35 per share (the “Closing Penny Warrants”) and warrants (the “Subsequent Penny Warrants”) to purchase up to 57,143 shares of Scilex common stock (after the effect of the reverse stock split) and additional warrants to purchase up to 6,500,000 (which were not affected by the reverse stock split) shares of Scilex common stock with an exercise price of $0.35 and $0.01 per share, respectively. The Closing Penny Warrants became exercisable on September 21, 2023, and the Subsequent Penny Warrants became exercisable during 2024.

On October 30, 2024, the Company exercised 128,572 Closing Penny Warrants and 57,143 Subsequent Penny Warrants. See details below for the remaining Subsequent Penny Warrants under the Option Agreement.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued)

2023 Scilex Transaction and 2024 Refinancing

2023 Scilex Transaction (continued)

c.	Transferred warrants (the “Transferred Warrants”) to purchase 114,286 shares of Scilex common stock with an exercise price of $402.50 per share, fully exercisable and expiring on November 10, 2027. On September 20, 2024, the Company sold the Transferred Warrants for consideration of $300. As a result, as of September 30, 2025 the Company does not hold any Transferred Warrants.

Following the 2024 Refinancing (as defined and described below), on October 8, 2024, Scilex used $12,500 of the net proceeds from the proceeds of the Tranche B Note (as defined below) for the partial repayment of the outstanding balance under the Tranche A Note.

The Company elected the fair value option for the Tranche A Note and the Penny Warrants in order to reduce operational complexity of bifurcating embedded derivatives. Changes in value are recorded under financial income (loss), net and include interest income on the Tranche A Note.

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

Until March 31, 2025 the fair value of the Subsequent Penny Warrants was calculated based on the closing price of the Scilex common stock on the Nasdaq Capital Market. However, from June 30, 2025 and forward, the Company used a fair value methodology. For more information see note 2(d).

The table below represents the fair value composition of the Tranche Note A:

	September 30, 2025	December 31, 2024
Tranche A Note	$19,242	$13,714
Subsequent Penny Warrants	$13,863	$2,772
Total	$33,105	$16,486

As of September 30, 2025 and December 31, 2024, the Tranche A Note is included under Investments at fair value, current assets.

As of December 31, 2024, and September 30, 2025, the fair value of the Tranche A Note was less than the aggregate unpaid principal balance (which includes interest payable on maturity) by $8,114 and $4,805, respectively.

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

In addition, as part of the Tranche B Consent and contingent upon certain conditions that were met:

●	Scilex and the Tranche B Note holders agreed to a 10-year, assignable 4% royalty on global net sales of Gloperba and Elyxyb, excluding Elyxyb sales in Canada, with the Company entitled to 2%. Gloperba, an oral liquid colchicine formulation for gout, and Elyxyb, an oral solution for acute migraine treatment, represent key assets in Scilex’s portfolio. The definitive agreement was signed on February 28, 2025.

●	The Tranche B Note holders had the option, through RoyaltyVest, to fund up to 50% of the cash purchase price for Ex-U.S. product rights to Gloperba and Elyxyb (excluding Elyxyb in Canada) and will receive proportional revenues from commercialization and licensing. As of September 30, 2025, RoyaltyVest exercised its option to Ex-U.S. product rights of Gloperba for $500. See note 6 for further details.

The Company elected the fair value option for the Tranche B Note and the Royalty Purchase Agreement, the Note B Warrants meet the definition of a derivative and therefore will be measured at fair value. Changes in value are recorded under financial income (loss), net and include interest income on the Tranche B Note.

The valuation of the Tranche B Note was performed based on the binomial model, using a discount rate of 124.6%. Presented below is the summary of the assumptions and estimates that were used for the valuation as of September 30, 2025:

Parameters and Assumptions
Share Price	$19.68
Conversion Rate	36.40
Floor Rate	36.40
Expected Term	1.02
Volatility	61.51%
Risk Free Rate	3.65%
Yield	80.92%

The fair value of the Note B Warrants was calculated based on Black-Scholes model.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

2023 Scilex Transaction and 2024 Refinancing (continued)

2024 Refinancing (continued)

Presented below is the summary of the assumptions and estimates that were used for the valuation of the Warrants as of September 30, 2025:

Parameters and Assumptions
Share Price	$19.68
Exercise Price	$36.40
Expected Term	4.02
Volatility	66.57%
Risk Free Rate	3.65%
Dividend Rate	0%

The value of the Royalty Purchase Agreement was calculated according to the royalty payment schedule and the aggregation of discounted cash flows derived from the royalty payments, using a discount rate of between 122.31% to 125.64%.

As of December 31, 2024, and September 30, 2025, the fair value of the Tranche B Note was less than the aggregate unpaid principal balance by $9,833 and $4,086, respectively.

In April 2025, and in accordance with Tranche B Note terms, the Company received from Scilex repayment of $3,722 ($3,125 of the principal amount and $597 accrued interest).

In July 2025, and in accordance with Tranche B Note terms, the Company received from Scilex repayment of $3,626 ($3,125 of the principal amount and $501 accrued interest).

The table below represents the fair value composition of the Tranche B Note:

	September 30, 2025			December 31, 2024
	Short term	Long term	Total	Short term	Long term	Total
Tranche Note B	$12,069	2,521	$14,590	$11,263	$4,535	$15,798
Warrant	-	797	797	-	$548	$548
Royalty Purchase Agreement	$1,051	917	$1,968	1,039	$937	$1,976
Total	$13,120	4,235	$17,355	$12,302	$6,020	$18,322

Scilex Transaction Summary

The table below represents the fair value cycle of 2023 Scilex Transaction and 2024 Refinancing transaction throughout December 31, 2024 and September 30, 2025:

	Tranche A	Tranche B	Total
Balance as of December 31, 2023	$110,188	-	$110,188
2024 Refinancing	(21,575)	25,000	3,425
Proceeds from the sale of Transferred Warrants	(300)	-	(300)
Cash received from Tranche A Note repayment	(64,200)	-	(64,200)
Exercised warrants (*)	(6,123)	-	(6,123)
Amounts receivable from the royalty agreement	-	(398)	(398)
Change in fair value	(1,504)	(6,280)	(7,784)
Balance as of December 31, 2024	16,486	18,322	34,808
Amounts receivable from the royalty agreement (**)	-	(1,191)	(1,191)
Principal payments	-	(6,750)	(6,750)
Proceeds from the sale of Subsequent Penny Warrants	(13,750)	--	(13,750)
Interest payments		(1,474)	(1,474)
Change in fair value	30,369	8,448	38,817
Balance as of September 30, 2025	$33,105	$17,355	$50,460

(*)	On October 30, 2024 the Company exercised 128,572 Closing Penny Warrants, and 57,143 Subsequent Penny Warrants into 185,715 shares of common stock of Scilex and as a result, these shares are not part of the Tranche A Note. As of September 30, 2025, the Company no longer holds any shares of Scilex common stock.

(**)	As of September 30, 2025, out of this amount $402 is included under prepaid expenses and other current assets.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

2023 Scilex Transaction and 2024 Refinancing (continued)

Scilex Transaction Summary (continued)

Financial income recognized in respect of the 2023 Scilex Transaction and the 2024 Refinancing, for the nine and three months ended September 30, 2025, were $38,567 and $32,283, respectively.

Financial expenses recognized in respect of the 2023 Scilex Transaction, for the nine and three months ended September 30, 2024, were $108 and $16,648, respectively.

The table below represents the fair value breakdown as of September 30, 2025:

	Tranche A Note		Tranche B Note		Total
	Amount	Fair Value	Amount	Fair Value	Fair Value
Notes (*)	$7,675	$19,242	$18,250	$14,590	$33,832
Warrants (**)	3,370,000	$13,863	107,143	$797	$14,660
Royalty Purchase Agreement payment	-	-	-	$1,968	$1,968
September 30, 2025	-	$33,105	-	$17,355	$50,460

(*)	the note amount represents the principal amount under the note and excluding the accrued interest

(**)	For additional details, please refer to the information below concerning the Option Agreement with Scilex.

During the nine and three months ended September 30, 2025, the Company sold 350,000 and 164,286, respectively, shares of common stock of Scilex. As of September 30, 2025, the Company no longer holds any shares of Scilex common stock.

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

On July 22, 2025, the Company entered into an option agreement (the “Option Agreement”) with Scilex, granting Scilex the right to repurchase the Company’s remaining 6,500,000 Subsequent Penny Warrants for a total purchase price of $27,000. In exchange for the Option Agreement, Scilex agreed to pay to the Company a non-refundable fee of $1,500 in two equal installments. The repurchase is structured in two tranches: $13,000 for 3,130,000 Subsequent Penny Warrants on or before September 30, 2025, and $14,000 for 3,370,000 Subsequent Penny Warrants on or before December 31, 2025. If Scilex completes the full repurchase and pays the associated option fee, the maturity of the Tranche A Note will be extended to March 31, 2026. Until the earlier of the expiration or termination of the Option Agreement, the Company has agreed not to exercise the Subsequent Penny Warrants. The fulfilment of the Option Agreement is subject to the ability of Scilex to have sufficient cash. If the agreement is terminated without completion, the Company may exercise the Subsequent Penny Warrants, subject to applicable Nasdaq shareholder approval thresholds.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

2023 Scilex Transaction and 2024 Refinancing (continued)

Scilex Transaction Summary (continued)

On August 6, 2025, Scilex paid the initial option fee of $750. On September 30, 2025, Scilex repurchased 3,130,000 Subsequent Penny Warrants for a purchase price of $13,000, representing the first tranche the Option Agreement. Pursuant and subject to the terms of the Option Agreement, Scilex continues to have the option to repurchase the remaining 3,370,000 Subsequent Penny Warrants from the Company for a purchase price of $14,000 on or before December 31, 2025.

All Scilex securities described above are subject to a beneficial ownership limitation, which restricts the Company’s holdings to a maximum of 9.99% of Scilex’s outstanding shares at any time.

For additional information regarding the measurement of the Subsequent Penny Warrants, see note 2(d).

Profit Sharing Loan Agreement

On September 4, 2024, the Company entered into a loan agreement (the “Profit Sharing Loan Agreement”) with Rabi Binyamin 4 Tama 38 Ltd. (the “Borrower”) to finance a real estate project (the “Project”). According to the terms of the Profit Sharing Loan Agreement, Oramed agreed to loan NIS 5.5 million ($1,523) (the “Loan Principal”) to the Borrower. NIS 4.7 million ($1,307) was loaned upon signing the Profit Sharing Loan Agreement and an additional NIS 0.8 million ($237) will be loaned upon achievement of certain milestones. On October 28, 2025, the Borrower met the milestones and became entitled to the additional payment.

Upon completion of the Project, the Company is entitled to receive the Loan Principal and the greater of: (i) 20% annual interest of the Loan Principal and (ii) 40% of the Project profits.

On September 14, 2025, the Company loaned an additional NIS 0.5 million ($150) to the Borrower (“Additional Loan”). The Additional Loan bears an annual interest of 6% and shall be repaid by December 31, 2025. According to the Additional Loan agreement, the Company shall be entitled to instruct the Borrower that instead of repaying the Additional Loan on the maturity date, the principal amount of the loan, as well as any accrued interest up to the date of such notice, shall be deemed to constitute a loan amount provided by the Company, as part of the remaining portion of the Profit-Sharing Loan Agreement.

The Company decided to designate the Profit Sharing Loan Agreement as a whole under the Fair-Value option in accordance with Accounting Standards Codification (“ASC”) Topic 825 “Financial Instruments”. The valuation of the Profit Sharing Loan Agreement was based on various project profit scenarios. The Company used the Wang Transform model, a risk-neutral probabilities method, with an expected term of 2.5 years, a curve rate of 17.56% and a risk spread of 0.43%. The value of the Profit Sharing Loan Agreement and the Additional Loan as of September 30, 2025 was $1,830.

NOTE 5 – INVESTMENT IN REAL ESTATE

Real Estate – Castel

In January 2025, the Company entered into an agreement to acquire a parcel of land in Mevaseret Zion, Israel for a total purchase price of NIS 5,800 ($1,586). The transaction was structured as installments payments, and as of September 30, 2025, the Company had paid the full purchase price and presented the asset within real estate investment. The Company intends to pursue value-enhancing activities in connection with the land, with the goal of increasing its potential return upon future sale. The total paid amount is included under real estate investment.

As of September 30, 2025, the asset is registered under the Company’s ownership, therefore the Company reclassified its holding form advance payments for real estate to investment in real estate.

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

As of September 30, 2025, the Company held a 50% equity interest in RoyaltyVest. The Company accounts for this investment using the equity method.

There are no unrecognized losses, guarantees, or commitments related to RoyaltyVest. In addition, no impairment losses were recorded during the reporting periods.

In addition to its original investment in RoyaltyVest, the Company is using RoyaltyVest as a potential investment vehicle for additional transactions conducted in collaboration with the other shareholders of RoyaltyVest.

As such, On March 4, 2025, the Company entered into a loan agreement with RoyaltyVest pursuant to which the Company made a loan to RoyaltyVest in the amount of $7,000 to purchase shares of by BioXcel Therapeutics, Inc. (Nasdaq: BTAI) (“BioXcel”). The loan is non-interest bearing and is non-recourse to the BioXcel shares. Repayment of the outstanding principal and yield shall be made from the proceeds of sales of BioXcel shares and warrants. The Company elected to measure the loan under the fair value option, and as such it is presented at fair value. During the nine months ended September 30, 2025, the Company received $6,251 of the principal amount from RoyaltyVest from the sales of BioXcel. For further details, see below in note 6c.

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

As of September 30, 2025, RoyaltyVest has sold 4,000,000 shares and 2,600,000 warrants for $12,502. As of September 30, 2025, RoyaltyVest continues to hold 1,400,000 warrants and no longer holds any shares of BioXcel common stock.

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

The Company decided to designate the loan agreement as a whole under the fair-value option in accordance with ASC Topic 825 “Financial Instruments”. The valuation of the loan agreement was calculated in accordance with the weighted average expected cashflows of the loan. The predicted weighted average cash flows of the loan were discounted at a rate of 9.79%-16.31%. The value of the loan as of September 30, 2025 was $27,289. The changes in the fair value of the loan are recorded in the comprehensive income statement.

The table below represents the fair value breakdown as of September 30, 2025:

	Hapisga		Tova Chochama	Total
Loan		$21,921	$5,000	$26,921
Loan repayment	$		$(500)	$(500)
Fair value measurement		720	$148	$868
Fair value as of September 30, 2025		$22,641	$4,648	$27,289

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 8 - INVESTMENT IN ASSOCIATE AT FAIR VALUE

On April 24, 2025, the Subsidiary entered into a share purchase agreement with Alpha Tau (“SP Agreement”), pursuant to which the Subsidiary purchased 14,110,121 (16.65%) ordinary shares, no par value per share, of Alpha Tau in a registered direct offering at a price of $2.612 per share, for an aggregate purchase price of approximately $36,900. The closing of the transaction occurred on April 28, 2025. In connection with the investment, the Subsidiary has the right to nominate two out of eight directors to Alpha Tau’s board of directors, subject to certain conditions. In addition, since the SP Agreement date and until September 30, 2025, the Company purchased an additional 258,635 shares of Alpha Tau for an aggregate amount of $846. The Company also made an additional share purchase after September 30, 2025, as further described in Note 16b – Subsequent Events.

Concurrently, the Subsidiary and Alpha Tau entered into the Services Agreement, pursuant to which the Subsidiary will provide Alpha Tau with investor relations and public relations services. As consideration, Alpha Tau agreed to pay the Subsidiary a fee of $3,000 over three years and to issue to the Subsidiary warrants to purchase up to 3,237,000 ordinary shares of Alpha Tau at exercise prices ranging from $3.474 to $3.90 per share (“Alpha Tau Warrants”). The term of the Service Agreement is three years, with limited termination rights.

Due to the Company’s significant influence over operating and financial policies, Alpha Tau is considered a related party of the Company.

The following presents summarized financial information related to Alpha Tau as of September 30, 2025. This aggregate information has been compiled from the financial statements of Alpha Tau.

April 24, 2025 - September 30, 2025
Net loss	$17,251

The amount presented above reflects Alpha Tau’s total net loss for the period and is calculated on a straight-line basis, as there were no significant transactions during the period.

On April 24, 2025 and September 30, 2025, the fair value of the Company’s investment in Alpha Tau was $36,856 and $64,483, respectively. The Company recognized an unrealized gain on its investment in Alpha Tau of $27,101 in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2025. The fair value of Alpha Tau’s ordinary shares held by the Company was determined using the closing price of Alpha Tau’s ordinary shares on April 24, 2025 and September 30, 2025 of $2.612 and $4.51, respectively. On April 24, 2025 and September 30, 2025, the Company held approximately 17%, of Alpha Tau’s ordinary shares’ voting interest.

The warrants issued under the Services Agreement are accounted as a separate transaction from the SP Agreement. The fair value of the warrants are calculated based on Black-Scholes model.

Presented below is the summary of the assumptions and estimates that were used for the valuation of the Alpha Tau warrants as of June 23, 2025, the issuance date, and September 30, 2025:

	As of
Parameters and Assumptions	June 23, 2025	September 30, 2025
Share Price	$2.985	$4.51
Exercise Price	$ 3.47-3.9	$ 3.47-3.9
Expected Term	2.35	2.07
Volatility	55.61%	48.13%
Risk Free Rate	3.89%	3.60%
Dividend Rate	0%	0%

As of June 23, 2025, the issuance date, the fair value of the Alpha Tau warrants was $2,727. As of September 30, 2025, the fair value of the Alpha Tau warrants was $5,345. The change in fair value will be recognized under “financial income (loss), net”.

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

On February 27, 2025, the Company fulfilled its payment obligation by remitting $2,046 to the IIA, and as result the Company has no further obligations to the IIA. The amount of $1,987 was recognized in cost of revenue during the nine months ended September 30, 2025. The amount of $59 was recognized in previous periods.

b.	Clinical Research Organization Services Agreement

On September 23, 2024, the Subsidiary entered into a Clinical Research Organization Services Agreement with a third party, to retain it as a clinical research organization (“CRO”). The services covered by the agreement include strategic planning, expert consultation, data processing, regulatory, clerical, project management and other research and development services requested by the Company for the Phase 3 clinical trial. As consideration for its services, the Company will pay the CRO a total amount of $11,577 during the term of the engagement and based on achievement of certain milestones, of which $1,726 recognized in research and development expenses through September 30, 2025.

Subsequent to September 30, 2025, the Company modified its clinical trial protocol and overall trial approach. The proposed new protocol is significantly smaller in scope and will enroll fewer participants than the original trial design. As a result of these changes, the Company is currently reexamining the terms and scope of the CRO Services Agreement to align with the revised trial design.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Composition:

	September 30, 2025	December 31, 2024
Accounts payable	$560	$789
Payroll and related accruals	233	407
Income tax	3,483	3,204
Accrued liabilities	585	740
	$4,861	$5,140

NOTE 11 - STOCKHOLDERS’ EQUITY:

Stock -based compensation

Below is a table summarizing all of the RSU grants to employees made during the nine months ended September 30, 2025.

	No. of RSUs granted	Exercise price	Vesting period		Fair value at grant (*)
Employees	1,023,540	-	(**	)	$2,465

(*)	The RSUs’ fair value is based on the Company’s share price on the Nasdaq Capital Market on the grant dates.

(**)	Vesting in 12 equal quarterly installments starting January 1, 2025.

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

As of September 30, 2025, the PSUs granted to the Company’s executive officers were deemed to have achieved the first updated performance target. As a result, the Company recognized stock-based compensation expense of $197 for the nine months ended September 30, 2025, equal to the unrecognized grant-date fair value of the original award plus the incremental fair value arising from the modification.

Restricted stock units (“RSUs”) granted

On June 5, 2025, the Company granted an aggregate of 150,000 RSUs representing a right to receive shares of the Company’s common stock to the Company’s board members. The RSUs granted to the board members vest in three equal annual installments on each of January 1, 2026, 2027 and 2028. The total fair value of these RSUs on the date of grant was $323, using the quoted closing market share price of $2.15 on the Nasdaq Capital Market on the date of grant.

On June 5, 2025, the Company granted an aggregate of 34,876 RSUs representing a right to receive shares of the Company’s common stock to the Company’s board members. The RSUs granted to certain board members vest in four monthly installments on each of June 5, 2025, July 1, 2025, October 1, 2025 and January 1, 2026. The total fair value of these RSUs on the date of grant was $75, using the quoted closing market share price of $2.15 on the Nasdaq Capital Market on the date of grant.

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

On May 21, 2025, the Company’s board of directors authorized a one-year extension of the Company’s current stock buyback program, which was set to expire in June 2026, pursuant to which the Company may, from time to time, purchase up to $20,000 in maximum value of its common stock.

During the nine and the three months ended September 30, 2025, the Company has repurchased 329,243 and 165,374, respectively, shares of its common stock under this program in the total amount of $732 and $361, respectively.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 12 - LEASES:

The Company has various operating leases for office space and vehicles. During the nine months ended September 30, 2025, the Company exercised the extension option for a portion of its office space, extending the lease term until August 31, 2030.

In connection with the extension of the lease agreement, the Company remeasured the right-of-use (ROU) asset and corresponding lease liability in accordance with ASC 842. The updated balances reflect the revised lease term and related payment obligations through August 31, 2030.

Below is a summary of the Company’s operating right-of-use assets and operating lease liabilities as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Operating right-of-use assets	$817	$414

Operating lease liabilities, current	271	216
Operating lease liabilities long-term	589	156
Total operating lease liabilities	$860	$372

Lease payments for the Company’s right-of-use assets over the remaining lease periods as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024
2025	74	225
2026	295	141
2027	162	18
2028	134	-
2029	129	-
2030	86	-
Total undiscounted lease payments	880	384
Less: Interest*	(20)	(12)
Present value of lease liabilities	$860	$372

*	Future lease payments were discounted by 3%-7% interest rate.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 13 - FINANCIAL INCOME (LOSS), NET:

	Nine months ended		Three months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Interest Income	$2,036	$3,676	$509	$1,141
Revaluation of investments:
Revaluation of Scilex, net (see note 4)	38,457	(41)	34,163	(16,649)
Revaluation of Hapisga, net (see note 7)	853	-	418	-
Revaluation of Alpha Tau, net (see note 8)	29,691	-	22,306	-
Revaluation of RoyaltyVest loan, net (see note 4)	294	-	1,324	-
Revaluation of Profit Sharing Loan Agreement (see note 6)	161	(12)	64	(12)
Revaluation of other marketable securities	2,786	279	2,686	100
	$74,278	$3,902	$61,470	$(15,420)

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

The CODM monitors budgeted versus actual net income, using this measure to assess segment performance and guide financial planning, which is consistent with the financial statements. In addition to its research and development activities, the Company holds financial investments, including a material investment in Scilex, Hapisga and Alpha Tau, see note 4, note 7 and note 8. The CODM monitors these investments separately from operational performance. Income and expenses related to financial instruments are reported as financial income in the consolidated statements of comprehensive income, reflecting their distinct nature from core business operations.

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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 15 - RELATED PARTY TRANSACTIONS (continued):

In addition, the Company, through the Subsidiary, has entered into an employment agreement with the Chief Scientific Officer, effective as of April 1, 2025, pursuant to which the Chief Scientific Officer receives a gross monthly salary of NIS 51,750 ($16) in consideration for her services as Chief Scientific Officer of the Subsidiary. In addition, the Chief Scientific Officer is provided with a phone and a company car pursuant to the terms of her agreement.

President and Chief Executive Officer

Effective as of July 1, 2024, the Company entered into a consulting agreement with Shnida Ltd. (“Shnida”), whereby the Company’s President and Chief Executive Officer, through Shnida, provides services as President and Chief Executive Officer of the Company. The agreement is terminable by either party upon 140 days prior written notice. The agreement provides that Shnida will be reimbursed for reasonable expenses incurred in connection with performance of the agreement. Effective as of January 1, 2024, the President and Chief Executive Officer receives a monthly consulting fee of NIS 111,349 ($34). Pursuant to the agreement, Shnida and the President and Chief Executive Officer each agree that during the term of the agreement and for a 12-month period thereafter, none of them will compete with the Company nor solicit employees of the Company.

In addition, the Company, through the Subsidiary, has entered into an employment agreement with the President and Chief Executive Officer, effective as of July 1, 2024, pursuant to which, effective as of January 1, 2024, the President and Chief Executive Officer receives gross monthly salary of NIS 59,330 ($18) in consideration for his services as President and Chief Executive Officer of the Subsidiary. In addition, the President and Chief Executive Officer are provided with a phone and a company car pursuant to the terms of his agreement.

NOTE 16 - SUBSEQUENT EVENTS:

a. Scilex - Tranche B Note

On November 12, 2025, the Company received from Scilex repayment of $3,496 ($3,125 of the principal amount and $371 accrued interest).

b. Alpha Tau

Subsequent to September 30, 2025 and through November 11, 2025, the Company purchased an additional 89,104 ordinary shares of Alpha Tau for an aggregate purchase price of $364. Following these purchases, the Company holds an aggregate of 15,319,684 ordinary shares of Alpha Tau, representing approximately 17% of its outstanding share capital as of November 11, 2025.

c. HTIT

On October 20, 2025, the Company entered into a share repurchase agreement (the “Repurchase Agreement”) with HTIT pursuant to which HTIT agreed to sell back to the Company 1,155,367 shares of common stock of the Company at a purchase price of $2.23 per share for an aggregate price of $2,576. The closing of the Repurchase Agreement occurred on October 20, 2025, and the Shares have been cancelled and retired.

Pursuant to the JV Agreement with HTIT, the initial closing of the JV Agreement, initially set on April 30, 2025, and was subsequently extended. However, HTIT was unable to satisfy the closing conditions under the JV Agreement and the supplemental agreement, and on October 23, 2025, the Company provided notice to HTIT to terminate the JV Agreement and the supplemental agreement, effective as of the date of the notice.

d. Nano Dimension Ltd.

Subsequent to September 30, 2025 and through November 11, 2025, the Company purchased 1,102,651 ordinary shares of Nano Dimension Ltd for an aggregate purchase price of $2,788.

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

Following extensive analysis of our Phase 2 and Phase 3 clinical data, we identified high-responder subgroups that demonstrated particularly encouraging results. These subgroups, including participants with lower body mass index and older demographics, showed the potential to achieve over 1% reduction in HbA1c, a clinically meaningful outcome that we believe strengthens our regulatory and commercial positioning.

Based on these findings, we intend on initiating a 60-patient, US-based clinical trial designed to validate the robustness of our oral insulin formulation in these high-responder populations. The trial is designed to use the smallest adequately powered patient population expected to obtain such validation in what we believe to be the shortest time possible, providing a cost-effective approach to generate additional compelling evidence and refine our patient selection criteria for future potential regulatory submissions.

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

2023 Scilex Transaction

On September 21, 2023, we entered into and consummated transactions, or, collectively, the 2023 Scilex Transaction, with Scilex Holding Company, or Scilex, pursuant to which Scilex issued to us:

a.

A senior secured promissory note, or the Tranche A Note, with a principal amount of $101,875,000, initially maturing on March 21, 2025 and bearing interest of SOFR plus 8.5%, payable in-kind. Scheduled principal payments were due on December 21, 2023, March 21, 2024, June 21, 2024, September 21, 2024, and December 21, 2024, with the balance due on March 21, 2025. In January 2025, we extended Tranche A Note maturity from March 21, 2025 to December 31, 2025. As per the Tranche A Note terms, if the Tranche A Note is not repaid in full on or prior to March 21, 2024, an exit fee of approximately $3,056,000 is due. Since the Tranche A Note was not repaid by March 21, 2024, we are entitled to the above-mentioned exit fee at the maturity date of the Tranche A Note. As of May 14, 2025, Scilex had repaid $69,200,000 of the amount due under the Tranche A Note and refinanced $25,000,000 as part of the 2024 Refinancing (as defined below).

On September 20, 2024, we and Scilex entered into an extension agreement, or the Extension Agreement, to extend the due date of the September 21, 2024 payment under the Tranche A Note. Pursuant to the Extension Agreement, Scilex paid us $2,000,000 on September 23, 2024, which payment was to be applied as follows: (i) $1,700,000 to the payment due under the Tranche A Note on March 21, 2025 and (ii) $300,000 to purchase the Transferred Warrants as mentioned above.

On January 21, 2025, we entered into an amendment to the Tranche A Note, or the Tranche A Extension agreement, extending the maturity date from March 21, 2025, to December 31, 2025 or the Extended Maturity Date. Interest will continue to accrue and be payable on the Extended Maturity Date. In consideration of the extension, we received 92,858 shares of Scilex common stock.

b.

Warrants to purchase up to 128,572 shares of Scilex common stock with an exercise price of $0.35 per share, or the Closing Penny Warrants, and additional warrants, or the Subsequent Penny Warrants, for 57,143 (after the implementation of the reverse stock split) and 6,500,000 (which were not affected by the reverse stock split) shares of Scilex common stock with an exercise price of $0.35 and $0.01 per share, respectively. The Closing Penny Warrants became exercisable on September 21, 2023, and the Subsequent Penny Warrants became exercisable during 2024.

On October 30, 2024, we exercised 128,572 Closing Penny Warrants and 57,143 Subsequent Penny Warrants that were exercisable at such time. As a result, after the exercise we held 187,715 shares of common stock of Scilex.

As of September 30, 2025, the Closing Penny Warrants and the Subsequent Penny Warrants are fully vested and exercisable.

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

Following the refinancing as described above, on October 8, 2024, Scilex used $12,500,000 of the net proceeds from the Tranche B Note for the repayment of the outstanding balance under the Tranche A Note.

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

In addition, as part of the Tranche B Consent and contingent upon certain conditions that were met:

1.	Scilex and the Tranche B Noteholders agreed to a 10-year, assignable 4% royalty on global net sales of Gloperba and Elyxyb in certain territories outside of the United States, or ROW, of which, we are entitled to 2% royalties. Gloperba, an oral liquid colchicine formulation for gout, and Elyxyb, an oral solution for acute migraine treatment, represent key assets in Scilex’s portfolio. The definitive agreement was signed on February 28, 2025.

2.	The Tranche B Noteholders had the option, through RoyaltyVest, to fund up to 50% of the cash purchase price for ROW product rights to Gloperba and Elyxyb (excluding Elyxyb in Canada) and will receive proportional revenues from commercialization and licensing. As of September 30, 2025, RoyaltyVest exercised its option to Ex-U.S. product rights of Gloperba for $500.

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

Subsequent Penny Warrant Agreement

As of September 30, 2025, we held 6,500,000 Subsequent Penny Warrants which are fully vested and exercisable. The Subsequent Penny Warrants were not subject to adjustment in connection with the 1-for-35 reverse stock split effected by Scilex in April 2025, and accordingly, continue to entitle us to purchase 6,500,000 shares of Scilex common stock. On July 22, 2025, the Company entered into an option agreement (the “Option Agreement”) with Scilex, granting Scilex the right to repurchase the Company’s remaining 6,500,000 Subsequent Penny Warrants for a total purchase price of $27,000,000. In exchange for the Option Agreement, Scilex agreed to pay to the Company a non-refundable fee of $1,500,000 in two equal installments. The repurchase is structured in two tranches: $13,000,000 for 3,130,000 Subsequent Penny Warrants on or before September 30, 2025, and $14,000,000 for 3,370,000 Subsequent Penny Warrants on or before December 31, 2025. If Scilex completes the full repurchase and pays the associated option fee, the maturity of the Tranche A Note will be extended to March 31, 2026. Until the earlier of the expiration or termination of the Option Agreement, the Company has agreed not to exercise the Subsequent Penny Warrants. The fulfilment of the Option Agreement is subject to the ability of Scilex to have sufficient cash. If the agreement is terminated without completion, the Company may exercise the Subsequent Penny Warrants, subject to applicable Nasdaq shareholder approval thresholds.

On August 6, 2025, Scilex paid the initial option fee of $750,000. On September 30, 2025, Scilex repurchased 3,130,000 Subsequent Penny Warrants for a purchase price of $13,000,000, representing the first tranche the Option Agreement. Pursuant and subject to the terms of the Option Agreement, Scilex continues to have the option to repurchase the remaining 3,370,000 Subsequent Penny Warrants from us for a purchase price of $14,000,000 on or before December 31, 2025.

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

As of September 30, 2025, RoyaltyVest has sold 4,000,000 shares and 2,600,000 warrants for $12,502,000. As of September 30, 2025, RoyaltyVest continues to hold 1,400,000 warrants and no longer holds any shares of BioXcel common stock.

BioXcel is a biopharmaceutical company leveraging artificial intelligence to develop innovative medicines in neuroscience and immuno-oncology. Its lead programs focus on treatments for agitation in neuropsychiatric disorders and other central nervous system conditions.

Alpha Tau Transaction

On April 24, 2025, Oramed Ltd. entered into a share purchase agreement with Alpha Tau Medical Ltd. (Nasdaq: DRTS), or Alpha Tau, a clinical-stage oncology company developing a proprietary alpha-radiation cancer therapy platform known as Alpha DaRT™. Pursuant to the agreement, Oramed Ltd. purchased 14,110,121 ordinary shares, no par value per share, of Alpha Tau in a registered direct offering at a price of $2.612 per share, for an aggregate purchase price of approximately $36,900,000. The closing of the transaction occurred on April 28, 2025. In connection with the investment, Oramed Ltd. has the right and has nominated two directors to Alpha Tau’s board of directors. In addition, since the share purchase agreement date and until September 30, 2025, the Company purchased an additional 258,635 shares of Alpha Tau for an aggregate amount of $846. Subsequent to September 30, 2025 and through November 11, 2025, the Company purchased an additional 89,104 ordinary shares of Alpha Tau for an aggregate purchase price of $364,000.

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

Impact of Current Events

On October 7, 2023, the State of Israel was attacked by Hamas, a group designated as a terrorist organization by the United States, and the State of Israel subsequently declared war on Hamas. Since that time, Israel has been engaged in a multi-front armed conflict with combatants located in Gaza, the West Bank, Syria, Iran, Lebanon and Yemen. The situation in the region remains volatile and the possibility of renewed conflicts persists. As of November 13, 2025, we believe that there is no immediate risk to our business operations related to these events. For further information, see “Item 1A. Risk Factors,” under “We are affected by the political, economic and military risks of having operations in Israel” in our Annual Report.

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

Real Estate Transactions

On September 4, 2024, we entered into a loan agreement, or the Profit-Sharing Loan Agreement, with Rabi Binyamin 4 Tama 38 Ltd., or the Borrower, to finance a real estate project, or the Rabi Binyamin Project. According to the terms of the Profit-Sharing Loan Agreement, we agreed to loan NIS 5,500,000 (approximately $1,523,000), or the Loan Principal, to the Borrower. NIS 4,700,000 (approximately $1,307,000) was loaned upon signing the Profit-Sharing Loan Agreement and an additional NIS 800,000 (approximately $237,000), or the Additional Payment, will be loaned upon certain milestones. On October 28, 2025, the Borrower met the milestones and is entitled to the additional payment.

On September 14, 2025, we loaned an additional NIS 500,000 (approximately $150,286) to the Borrower (“Additional Loan”). The Additional Loan bears an annual interest of 6% and shall be repaid by December 31, 2025. According to the Additional Loan agreement, we shall be entitled to instruct the Borrower that instead of repaying the Additional Loan on the maturity date, the principal amount of the loan, as well as any accrued interest up to the date of such notice, shall be deemed to constitute a loan amount provided by us, as part of the remaining portion of the Profit-Sharing Loan Agreement.

Upon completion of the Rabi Binyamin Project, we entitled to receive the Loan Principal and the greater of: (i) 20% annual interest of the Loan Principal and (ii) 40% of the Rabi Binyamin Project profits.

In January 2025, we entered into an agreement to acquire a parcel of land in Mevaseret Zion, Israel for a total purchase price of NIS 5,800,000 (approximately $1,586,000). The transaction was structured in installments, and as of November 13, 2025, we have completed payment of the full purchase price.

Loan to Hapisga Project

On March 24, 2025, we entered into a loan agreement with Hapisga Project – New Talpiot Ltd. to finance a purchase of a real estate asset in Jerusalem, Israel in the amount of up to $22,650,000 (“Hapisga Loan”). The loan has a one-year maturity, and a caveat was registered on the property reflecting a commitment to register a first-ranking mortgage on the property which valued at approximately NIS 3,000,000,000 (approximately $890,000,000), providing significant collateral coverage. The loan bears an annual interest rate of 12%. On the same date, we entered into a loan agreement with Tova Chochma Im Nachala Ltd. (“Tova Chochama”) in the amount of $5,000,000. The loan bears an annual interest rate of 12% with a maturity date of 12 months. In May 2025, Tova Chochma repaid an amount of $500,000. Tova Chochama can repay the loan at any time. This loan is also secured by the registration of the caveat for Hapisga Loan. The loans were granted by us in April 2025.

Recent Developments

Alpha Tau

Subsequent to September 30, 2025 and through November 11, 2025, we purchased an additional 89,104 ordinary shares of Alpha Tau for an aggregate purchase price of $364,000. Following this purchases, we hold an aggregate of 15,319,684 ordinary shares of Alpha Tau, representing approximately 17% of its outstanding share capital as of November 13, 2025.

HTIT

On October 20, 2025, we entered into a share repurchase agreement (the “Repurchase Agreement”) with Hefei Tianhui Biotech Co., Ltd. (“HTIT Biotech”) pursuant to which HTIT Biotech agreed to sell back to us an aggregate of 1,155,367 shares of common stock, par value $0.012 per share (the “Shares”) at a purchase price of $2.23 per share for an aggregate price of $2,576,468.41 (the “Repurchase”). The closing of the Repurchase occurred on October 20, 2025, and the shares have been cancelled and retired.

Pursuant to the JV Agreement, as amended by that certain Ancillary Agreement Completion Protocol and Supplemental Agreement (the “Supplemental Agreement”), dated as of February 2025, the initial closing deadline of the transactions contemplated by the JV Agreement was set to be April 30, 2025, which was subsequently extended. However, HTIT was unable to satisfy the closing conditions under the JV Agreement and the Supplemental Agreement, and on October 23, 2025, we provided notice to HTIT to terminate the JV Agreement and the Supplemental Agreement, effective as of the date of the notice.

Nano Dimension Ltd.

Subsequent to September 30, 2025 and through November 11, 2025, we purchased 1,102,651 ordinary shares of Nano Dimension Ltd for an aggregate purchase price of $2,788.

Results of Operations

Comparison of nine and three months ended September 30, 2025 and 2024

The following table summarizes certain statements of operations data of the Company for the nine and three months ended September 30, 2025 and 2024 (in thousands of dollars except share and per share data):

	Nine months ended		Three months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues	$2,000	$-	$-	$
Cost of revenue	(1,987)	-	-	-
Gross profit	13	-	-	-

Research and development expenses	(4,393)	(4,863)	(1,153)	(2,242)
General and administrative expenses	(5,036)	(4,323)	(1,274)	(847)
Operating loss	(9,416)	(9,186)	(2,427)	(3,089)

Interest expenses	-	(853)	-	-
Other income, net	665	-	408	-
Financial income (loss), net	74,278	3,902	61,470	(15,420)
Income (loss) before tax expenses	65,527	(6,137)	59,451	(18,509)
Tax benefit (expenses)	(11,520)	(2,767)	(11,062)	(1,133)
Net income (loss)	54,007	(8,904)	48,389	(19,642)

Net income (loss) attributable to:
Non-controlling interests	(34)	(33)	(6)	(23)
Company’s stockholders	54,041	(8,871)	48,395	(19,619)

Basic income (loss) per share of common stock	1.30	(0.22)	1.16	(0.48)
Diluted income (loss) per share of common stock	1.26	(0.22)	1.13	(0.48)
Weighted average number of shares of common stock outstanding used in computing basic income (loss) per share of common stock	41,569,359	40,882,110	41,756,301	40,896,845
Weighted average number of shares of common stock outstanding used in computing diluted income (loss) per share of common stock	42,969,519	40,822,110	42,774,504	40,896,845

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

We recognized $2,000,000 revenue related to the HTIT License Agreement in the nine months ended September 30, 2025 while there were no revenues for the nine months ended September 30, 2024.

Cost of Revenues

On February 18, 2025, we received approval from Israel Innovation Authority, or the IIA, to transfer all of its IIA-funded technology to OraTech in accordance with the terms of the JV Agreement. This approval was granted upon the condition that we pay the aggregate IIA grant amount, plus accrued interest, less all royalties paid to date.

On February 27, 2025, we fulfilled our payment obligation by remitting approximately $2,046,000 to the IIA, and as result we have no further obligations to the IIA. $1,987,000 of the amount is recognized in cost of revenue during the nine months ended September 30, 2025. The amount of $59,000 was recognized in previous periods. There were no costs of revenue for the three months ended September 30, 2025 and for the nine and three months ended September 30, 2024.

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

Research and development expenses for the nine months ended September 30, 2025 decreased by 10% to approximately $4,393,000, compared to approximately $4,863,000 for the nine months ended September 30, 2024. The decrease was mainly due to a decrease in the stock-based compensation expenses which was partially offset by an increase in CRO expenses, in connection with a services agreement that was signed in September 2024.

Research and development expenses for the three months ended September 30, 2025 decreased by 49% to approximately $1,153,000, compared to approximately $2,242,000 for the three months ended September 30, 2024. The decrease is mainly due to a decrease in the stock-based compensation expenses and a decrease in salaries expenses.

General and Administrative Expenses

General and administrative expenses include the salaries and related expenses of our management, consulting expenses, legal and professional fees, travel expenses, business development expenses, insurance expenses and other general expenses.

General and administrative expenses for the nine months ended September 30, 2025 increased by 16% to approximately $5,036,000 compared to approximately $4,323,000 for the nine months ended September 30, 2024. The increase was mainly due to stock-based compensation expenses, which partially offset by a decrease in patent expenses and D&O insurance expenses.

General and administrative expenses for the three months ended September 30, 2025 increased by 50% to approximately $1,274,000 compared to approximately $847,000 for the three months ended September 30, 2024. The increase was mainly due to an increase of stock-based compensation expenses.

Interest Expenses

There were no interest expenses for the nine and three months ended September 30, 2025, compared to interest expenses of $853 and $0 for the nine and three months ended September 30, 2024, since the Short-Term Borrowings (as defined below) received from Israel Discount Bank Ltd. were terminated during the second quarter of 2024.

Financial Income (Loss), Net

Net financial income was approximately $74,278,000 for the nine months ended September 30, 2025, compared to financial income of approximately $3,902,000 for the nine months ended September 30, 2024. The increase was primarily due to the revaluation of the investment in Alpha Tau and Scilex.

Net financial income was approximately $61,470,000 for the three months ended September 30, 2025, compared to financial loss of approximately $15,420,000 for the three months ended September 30, 2024. The increase was primarily due to the revaluation of the investment in Alpha Tau and Scilex.

Tax on income

During the nine months ended September 30, 2025, we recognized tax expenses on income of approximately $11,520,000 compared to tax expenses on income of approximately $2,767,000 for the nine months ended September 30, 2024. The tax on income is primarily attributable to the 2023 Scilex Transaction and the 2024 Refinancing and Deferred tax liabilities mainly due to Alpha Tau.

During the three months ended September 30, 2025, we recognized tax expenses on income of approximately $11,062,000 compared to tax expenses on income of approximately $1,133,000 for the three months ended September 30, 2024. The tax on income is primarily attributable to the 2023 Scilex Transaction and the 2024 Refinancing and Deferred tax liabilities mainly due to Alpha Tau.

The provision for tax on income in the interim period is determined using an estimated annual effective tax rate.

Liquidity and Capital Resources

From our inception through September 30, 2025, we have incurred losses in an aggregate amount of approximately $122,575,000. Through September 30, 2025, we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of approximately $255,384,000, net of transaction costs. During that period, we also received cash consideration of approximately $28,001,000 from the exercise of warrants and options. We expect to seek additional financing through similar sources in the future, as needed. As of September 30, 2025, we had approximately $52,179,000 of available cash and approximately $4,038,000 of short-term bank deposits. In addition, we hold a variety of interests in certain investments, including in Scilex, Alpha Tau and others, as further detailed in this Quarterly Report on Form 10-Q.

Since inception, we have not generated significant revenues from our operations (other than recognizing deferred revenue related to the HTIT License Agreement, as described above). Although, we have increased the research and development activities related to the new Phase 3 clinical trial, our research and development activities have been significantly reduced while we conducted a strategic review process, following the termination of the ORA-D-013-1 and ORA-D-013-2 Phase 3 trials. Following the preparation and anticipated initiation of the revised oral insulin clinical trial, we expect to incur increased research and development expenses in future periods, and we will need substantial additional funds. These expenses may be incurred directly by the Company or through OraTech, our wholly-owned subsidiary.

However, additional financing may not be available on acceptable terms, if at all, including due to the difficult conditions in the capital markets. If we are unable to secure additional financing, we may be required to reduce our operations, divest certain assets, or take other measures that could materially adversely affect our reputation, business, financial condition or results of operations.

Based on our current cash resources and commitments, we believe we will be able to maintain our current planned activities and the corresponding level of expenditures for at least the next 12 months.

As of September 30, 2025, our total current assets were approximately $136,117,000 and our total current liabilities were approximately $6,119,000. On September 30, 2025, we had a working capital surplus of approximately $129,998,000 and an accumulated loss of approximately $122,575,000. As of December 31, 2024, our total current assets were approximately $143,221,000 and our total current liabilities were approximately $5,685,000. On December 31, 2024, we had a working capital surplus of approximately $137,536,000 and an accumulated loss of approximately $176,616,000. The decrease in working capital surplus was mainly due to a decrease in cash and cash equivalents and short-term deposits that was partially offset by an increase in fair value investments.

During the nine months ended September 30, 2025, cash and cash equivalents decreased to approximately $52,179,000 from approximately $54,420,000 as of December 31, 2024. The decrease was mainly due to investments in Alpha Tau, RoyaltyVest and Hapisga, partially offset by the decrease in short-term deposits.

Operating activities used cash of approximately $8,679,000 in the nine months ended September 30, 2025, compared to approximately $6,501,000 provided in the nine months ended September 30, 2024. Cash used in operating activities primarily consisted of research and development expenses, general and administrative expenses.

Investing activities provided cash of approximately $7,127,000 in the nine months ended September 30, 2025, compared to approximately $90,393,000 provided in the nine months ended September 30, 2024. Cash provided by investing activities in the nine months ended September 30, 2025 consisted primarily of investments at fair value in Alpha Tau and Hapisga, partially offset by decrease in purchase of short-term deposits and proceeds from investment in Scilex. Cash provided by investing activities in the nine months ended September 30, 2024 is mainly due to proceeds from short-term deposits and from Scilex.

Cash used for financing activities was approximately $732,000 in the nine months ended September 30, 2025, compared to cash used for financing activities of approximately $50,841,000 in the nine months ended September 30, 2024. Cash used for financing activities in the nine months ended September 30, 2025, consisted primarily of purchase of treasury shares. Cash used in financing activities in the nine months ended September 30, 2024 was mainly due to loan repayment.

On August 8, 2023, we borrowed an aggregate of $99,550,000 pursuant to loan agreements from Israel Discount Bank Ltd., or the Short-Term Borrowings. The Short-Term Borrowings matured on dates ranging from August 11, 2023 to May 24, 2024, bore interest ranging from 6.66% to 7.38%, were secured by certificates of deposits issued by Israel Discount Bank Ltd. having an aggregate face amount of $99,550,000. The net proceeds of the Short-Term Borrowings were used to fund the Tranche A Note. The Short-Term Borrowings were paid in one payment of principal and interest at each respective maturity. As of September 30, 2025, we had repaid the entire Short-Term Borrowings amount.

As of September 30, 2025 we have not entered into any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Subsequent Penny Warrants - As of September 30, 2025, we measured the fair value of the 3,370,000 Subsequent Penny Warrants using a Level 3 classification under the fair value hierarchy, in accordance with ASC 820 – Fair Value Measurement. Until March 31, 2025, the warrants were classified as Level 2, since their value was based on observable input - the quoted market price of Scilex’s common stock. On July 22, 2025, the Company entered into an Option Agreement (see note 4 to the financial statements above) to sell the Subsequent Penny Warrants. Given the Option Agreement and other factors, we did not rely solely on the market price of Scilex’s common stock and the warrants are classified as level 3 fair value hierarchy. As of September 30, 2025, fair value measurement was determined based on the value of the warrants, adjusted for the value attributable to the Option Agreement. This methodology provides a more accurate reflection of the economic substance of the warrants under current conditions.

Additional critical accounting policies are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A - RISK FACTORS

Our business, financial condition, results of operations and future growth prospects are subject to various risks, including those described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025, as amended on July 16, 2025, which we encourage you to review. Other than as noted below, there have been no material changes from the risk factors disclosed in our most recent Annual Report on Form 10-K.

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

As of the date of this report, we have various real estate and other investments, including, but not limited to Alpha Tau, a clinical-stage company, which constitute a part of our business strategy. These investments involve significant risks and might not provide long-term value appreciation and potential income streams that we expect to receive. For example, if Alpha Tau fails to achieve positive clinical results or obtain regulatory approvals, the value of our investment could decline materially, which may adversely affect our financial results. Additionally, conditions in the real estate market might change, which, in turn, might affect the value of our real estate investments.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases

In June 2024, our board of directors authorized a stock buyback and retirement program pursuant to which we may, from time to time, repurchase up to $20,000,000 in maximum value of its common stock. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The stock buyback program does not obligate us to purchase any shares and expires in 12 months. The authorization for the stock buyback program may be terminated, increased or decreased by our board of directors in its discretion at any time.

We have repurchased and retired 1,366,219 shares of our common stock under this program for approximately $3,217,000, at an average price of $2.32 per share. All purchases were funded with cash on hand.

On May 21, 2025, our board of directors authorized a one-year extension of our current stock buyback program, which was set to expire in June 2026, pursuant to which we may, from time to time, purchase up to $20,000,000 of our common stock.

During the three months ended September 30, 2025, we repurchased and retired 165,374 shares of common stock. The following sets forth information with respect to repurchase and retirement made by us of our shares of common stock during the quarter ended September 30, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1-31, 2025	-	$-	-	$17,156,000
August 1-31, 2025	96,533	2.15	96,533	$16,948,000
September 1-30, 2025	68,841	$2.22	68,841	$16,795,000
Total	165,374	$2.18	165,374	$16,795,000

Sales

None.

ITEM 5 – OTHER INFORMATION

Insider Trading Arrangements

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 - EXHIBITS

Number	Exhibit

10.1	Option Agreement for Repurchase of Warrants, dated July 22, 2025, between Scilex Holding Company and Oramed Pharmaceuticals Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 23, 2025).

10.2	Share Repurchase Agreement, dated October 20, 2025, between Oramed Pharmaceuticals Inc. and Hefei Tianhui Biotech Co., Ltd. (incorporated by reference from our Current Report on Form 8-K filed on October 23, 2025).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Date: November 13, 2025	By:	/s/ Nadav Kidron
Nadav Kidron
President and Chief Executive Officer

Date: November 13, 2025	By:	/s/ Avraham Gabay
Avraham Gabay
Chief Financial Officer
(Principal Financial and Accounting Officer)