Form 10-K
period 2025-12-31
ORAMED PHARMACEUTICALS INC.
filed 2026-03-26
CIK 1176309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

Yes ☐      No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $77,659,391 based on a price of $2.25, being the last price at which the shares of the registrant’s common stock were sold on the Nasdaq Capital Market prior to the end of the most recently completed second fiscal quarter.

As of March 26, 2026, the registrant had 40,446,179 shares of common stock issued and outstanding.

Documents Incorporated by Reference

None.

i

INTRODUCTION AND USE OF CERTAIN TERMS

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company,” and “Oramed” mean Oramed Pharmaceuticals Inc. and our wholly-owned subsidiaries, unless otherwise indicated. All dollar amounts refer to U.S. dollars unless otherwise indicated.

On December 31, 2025, the exchange rate between the New Israeli Shekel, or NIS, and the dollar, as quoted by the Bank of Israel, was NIS 3.19 to $1.00. Unless indicated otherwise by the context, statements in this Annual Report on Form 10-K that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws and the Israeli securities law. Words such as “expects,” “anticipates,” “intends,” “plans,” “planned expenditures,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report on Form 10-K and include, among other statements, statements regarding the following:

●	our plan to evaluate potential strategic opportunities;

●	our potential repurchases of shares of our common stock;

●	our ability to recover the proceeds and/or collateral under the Tranche A Note and Tranche B Note (as defined herein) and related agreements from Scilex Holding Company, or Scilex;

●	the fluctuating market price and liquidity of the common stock of Scilex underlying the warrants we hold;

●	our loan agreements in real estate projects, including, but not limited agreements to finance a real estate project, or Profit Sharing Loan Agreement, expose us to potential market, liquidity, and execution risks;

●	our various real estate investments involve significant risks and might not provide long-term value appreciation and potential income streams that we expect to receive; as we continue to evaluate our business strategy, including potential structural changes, these investments are intended to enhance financial flexibility and maximize shareholder value.

●	our exposure to potential litigation;

●	our ability to enhance value for our stockholders;

●	the expected development and potential benefits from our products;

●	the prospects of entering into additional license agreements, or other partnerships or forms of cooperation with other companies or medical institutions;

ii

●	future milestones, conditions and royalties under our license agreements;

●	we may not realize a return on our investments in marketable securities that we own.;

●	our ability to recover the value of our investment in Lifeward, including through the senior secured convertible notes, equity consideration, warrants, and revenue-sharing payments to be received in connection with the Lifeward transactions;

●	the expected transfer and clinical development of our POD™ technology platform through OraTech Pharmaceuticals Ltd. following the closing of the Share Purchase Transaction

●	our research and development plans, including preclinical and clinical trials plans and the timing of enrollment, obtaining results and conclusion of trials;

●	our belief that our technology has the potential to deliver medications and vaccines orally that today can only be delivered via injection;

●	the competitive ability of our technology based on product efficacy, safety, patient convenience, reliability, value and patent position;

●	the potential market demand for our products;

●	our ability to obtain patent protection for our intellectual property;

●	our expectation that our research and development expenses will continue to be our major expenditure;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and

●	information with respect to any other plans and strategies for our business.

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

iii

PART I

ITEM 1. BUSINESS.

Description of Business

We are a pharmaceutical company engaged in the research and development of innovative pharmaceutical solutions with a technology platform that allows for the oral delivery of therapeutic proteins. In addition, we allocate capital to strategic investments in healthcare and life sciences companies that we believe complement our long-term business objectives and technology focus.

We have developed an oral dosage form intended to withstand the harsh environment of the gastrointestinal tract and effectively deliver active insulin or other proteins. The formulation is not intended to modify the proteins chemically or biologically, and the dosage form is designed to be safe to ingest.

We intend to initiate, in the second half of 2026, a 60-patient, US-based clinical trial designed to validate the robustness of our oral insulin formulation in defined patient population. The trial is designed to use the smallest adequately powered patient population expected to obtain such validation in what we believe to be the shortest time possible, providing a cost-effective approach to generate additional compelling evidence and refine our patient selection criteria for future potential regulatory submissions.

The trial will be conducted by OraTech. For additional information, see note 21 to our consolidated financial statements included in this Annual Report on Form 10-K.

As part of our business strategy, we continuously review our existing pipeline and evaluate potential strategic opportunities to enhance stockholder value. Accordingly, in addition to our core pharmaceutical activities, we have made strategic investments in healthcare and life sciences companies and entered into other investment, financing, and real estate transactions, as further described below.

HTIT JV Agreement

On January 22, 2024, we along with our wholly-owned subsidiary Oramed Ltd., entered into a joint venture agreement, or the Initial JV Agreement, with Hefei Tianhui Biotech Co., Ltd. or HTIT, and its subsidiary Technowl Limited or HTIT Sub., to establish OraTech, or the “JV”. OraTech will focus on developing and commercializing products based on our oral insulin and POD™ technology, utilizing HTIT’s manufacturing capabilities.

On February 7, 2025, we and HTIT entered into a Joint Venture Agreement or, the “JV Agreement”, amending the Initial JV Agreement, to advance the development and commercialization of oral insulin by combining our proprietary technology and funding with HTIT’s manufacturing capabilities. The initial closing did not occur due to HTIT failing to satisfy the closing conditions under the JV Agreement and the supplemental agreement. Accordingly, on October 23, 2025, we provided notice of termination of the JV Agreement and the supplemental agreement.

Transactions with Scilex

On April 14, 2025, Scilex Holding Company (“Scilex”) effected a 1-for-35 reverse stock split of its issued and outstanding common stock. The numbers below reflect the reverse split, except with respect to the Subsequent Penny Warrants that were outstanding as of the reverse stock split date, which were not adjustable under the reverse split pursuant to the terms of such warrants.

2023 Scilex Transaction

On September 21, 2023, we entered into and consummated a series of transactions, or the “2023 Scilex Transaction”, with Scilex pursuant to which Scilex issued to us:

a.

A senior secured promissory note, or the Tranche A Note, with a principal amount of $101,875,000, initially maturing on March 21, 2025 and bearing interest of SOFR plus 8.5%, payable in-kind. Scheduled principal payments were due quarterly from December 21, 2023, through December 21, 2024, with the remaining balance due on March 21, 2025. The maturity was subsequently extended to December 31, 2025, in exchange for 92,858 shares of Scilex common stock. An exit fee of approximately $3,056,000 became payable when the note was not repaid by March 21, 2024. Following the Option Agreement (as defined below), the maturity was subsequently extended to March 31, 2026.

As of March 26, 2026, Scilex had repaid $69,200,000 of the amount due under the Tranche A Note and refinanced $25,000,000 as part of the 2024 Refinancing (as defined below).

As a result, as of March 26, 2026 the outstanding principal balance of the Tranche A Note is $7,675,000 (approximately $27,884,000 including accrued interest and the exit fee), which is due by March 31, 2026.

b.

Warrants to purchase up to 128,572 shares of Scilex common stock with an exercise price of $0.35 per share, or the Closing Penny Warrants, and additional warrants or, the “Subsequent Penny Warrants”, for 57,143 shares of Scilex common stock (after giving effect to the reverse stock split) and 6,500,000 shares of Scilex common stock (which such amount was not adjusted for the reverse stock split pursuant to the terms of such warrants), with an exercise price of $0.35 and $0.01 per share, respectively.

During 2024, we exercised 128,572 Closing Penny Warrants and 57,143 Subsequent Penny Warrants.

On July 22, 2025, we entered into an option agreement, or the Option Agreement, with Scilex, granting Scilex the right to repurchase our remaining 6,500,000 Subsequent Penny Warrants for an aggregate price of $27,000,000 plus a $1,500,000 fee. In two separate installments on September 30, 2025 and December 30, 2025, Scilex exercised its right under the Option Agreement and repurchased all warrants for total proceeds to us of $28,500,000 (including the option fee) by December 31, 2025.

As of December 31, 2025, we do not hold any Closing Penny Warrants or Subsequent Penny Warrants.

c.

Transferred warrants to purchase 114,286 shares of Scilex common stock with an exercise price of $402.5 per share, fully exercisable and expiring on November 10, 2027 or, the “Transferred Warrants”. On September 20, 2024, we sold the Transferred Warrants for $300,000 (see below).

As a result, as of December 31, 2025 we do not hold any Transferred Warrants.

2024 Refinancing

On October 7, 2024, we and certain institutional investors, or the Note B Holders, entered into certain agreements with Scilex, pursuant to which the Note B Holders purchased in a registered offering, or the 2024 Refinancing, (i) a new tranche B of senior secured convertible notes of Scilex in the aggregate principal amount of $50,000,000, or the Tranche B Note, which Tranche B Note is convertible into shares of Scilex common stock and (ii) warrants, or the Tranche B Warrants, to purchase up to 214,286 shares of Scilex common stock with an exercise price of $36.40. We purchased 50% of the Tranche B Note and the Tranche B Warrants, equal to an aggregate principal amount of $25,000,000 under the Tranche B Note and 107,143 Tranche B Warrants.

Scilex received from us, in consideration for our purchase of the Tranche B Note and the Tranche B Warrants issued to us, an exchange and reduction of the principal outstanding balance under the Tranche A Note of $22,500,000.

As of March 26, 2026, Scilex has repaid $13,000,000 of the principal amount outstanding under the Tranche B Note, leaving a remaining principal balance of $12,000,000 with accrued interest of approximately $495,000. The Tranche B Note matures on October 8, 2026.

Royalty Purchase Agreement

In addition to the Tranche B Note, on October 8, 2024, we and certain institutional investors, or the RPA Purchasers, entered into a Purchase and Sale Agreement, or the RPA, with Scilex and Scilex Pharmaceuticals Inc., or Scilex Pharma. Pursuant to the RPA, we acquired the right to receive 4% royalties on worldwide net sales of ZTLido, SP-103 and related products for 10 years, in exchange for a reduction of $2,500,000 in the principal balance under the Tranche A Note. In addition, Scilex used $12,500,000 of the net proceeds from the Tranche B Note for the repayment of the outstanding balance under the Tranche A Note.

ZTLido Rest of the World Binding Agreement

On October 8, 2024, we and certain other institutional investors and Scilex entered into a binding term sheet, or the ROW License Term Sheet, for a license and development agreement relating to ZTlido and lidocaine products outside the United States. To implement the atransaction contemplated by the ROW License Term Sheet, we and the other institutional investors agreed to operate through a joint venture, RoyaltyVest Ltd., or RoyaltyVest, a company incorporated in the British Virgin Islands. On February 12, 2025, we were transferred 50% of the issued and outstanding shares of RoyaltyVest.

On February 22, 2025, RoyaltyVest entered into a License Agreement with Scilex (the “ZTLido License Agreement”). Under the ZTLido License Agreement, RoyaltyVest acquired exclusive rights to develop, manufacture, and commercialize lidocaine-based products, including ZTLido (lidocaine topical system 1.8%) and SP-103 (the “Product”), outside the United States. As consideration for the rights provided under the ZTLido License Agreement, (a) RoyaltyVest agreed to invest (whether through cash consideration or in-kind payment through the provision of services) $200,000 per year toward expanding the Product, (b) Scilex granted RoyaltyVest a worldwide, exclusive right, license and interest to all products rights for the development, out-licensing, commercialization of any Product outside of the United States and other territories, other than certain excluded designated territories, and (c) each of RoyaltyVest and Scilex each receive 50% percent of the net revenue generated from the commercialization of the Produce outside of the United States.

Tranche B Note Consent

On January 2, 2025, we and other Tranche B Noteholders entered into deferral and consent agreements with Scilex or the Tranche B Note Consent, deferring Scilex’s first amortization payment under the Tranche B Note to October 8, 2026. In consideration, we received approximately $877,000 ($500,000 of the principal amount and $376,903 accrued interest) and 71,249 shares of Scilex common stock.

A part of the consideration for providing the Tranche B Note Consent, on February 28, 2025, we entered into a Purchase and Sale Agreement with Scilex, Scilex Pharmaceuticals Inc. and certain other Note B Holders, pursuant to which, among other things, the applicable Note B Holders received a royalty in respect of 4% of worldwide net sales of Gloperba, Elyxyb, and related products, of which we are entitled to 50% of such royalty payments. Through RoyaltyVest, the Note B Holders, were provided the option to fund up to 50% of the cash purchase price for certain ex-US (and, as to Elyxyb, ex-Canada) product rights to Gloperba and Elyxyb and will receive proportional revenues from commercialization and licensing. As of March 31, 2025, RoyaltyVest exercised its option to Ex-U.S. product rights of Gloperba for $500,000.

Tranche B Note Deferral and Warrant Agreement

In October 2025, the Company agreed to defer until December 31, 2025, the amortization payment due from Scilex on October 1, 2025, under the amortization schedule included in the Tranche B Notes. In consideration for such deferral, Scilex agreed to issue to us certain warrants to purchase shares of Scilex’s common stock, par value $0.0001 per share. Such commitment as memorialized in a letter agreement entered into with Scilex on December 31, 2025.  The deferred amortization payment was subsequently paid to us in November 2025. A warrant to purchase 100,000 shares of Scilex common stock at an exercise price of $20.00 per share, was issued to the Company pursuant to a Warrant Agreement entered by the Company and Scilex on February 19, 2026.

Scilex Warrant Agreement

In October 2025, we agreed to defer an amortization payment due from Scilex on October 1, 2025 under the amortization schedule included in the Tranche B Notes. The deferred amortization payment was subsequently paid to us in November 2025. In consideration for this deferral, Scilex agreed to issue to us warrants to purchase 100,000 shares of Scilex’s common stock, par value $0.0001 per share with an exercise price of $20. The warrants were issued on February 19, 2026.

For additional information regarding 2023 Scilex Transaction and 2024 Refinancing, see note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

As of December 31, 2025, RoyaltyVest has sold 4,000,000 shares and 2,600,000 warrants for $12,502,000. As of December 31, 2025, RoyaltyVest continues to hold 1,400,000 warrants and no longer holds any shares of BioXcel common stock.

Alpha Tau Transaction

On April 24, 2025, our wholly-owned subsidiary, Oramed Ltd entered into a share purchase agreement with Alpha Tau Medical Ltd. (Nasdaq: DRTS), or Alpha Tau, a clinical-stage oncology company developing a proprietary alpha-radiation cancer therapy platform known as Alpha DaRT™. Pursuant to the agreement, Oramed Ltd. purchased 14,110,121 ordinary shares, no par value per share, of Alpha Tau in a registered direct offering at a price of $2.612 per share, for an aggregate purchase price of approximately $36,900,000. The closing of the transaction occurred on April 28, 2025. In connection with the investment, Oramed Ltd. has the right and have nominated two directors to Alpha Tau’s board of directors. In addition, since the share purchase agreement date and until December 31, 2025, we purchased an additional 359,214 shares of Alpha Tau for an aggregate amount of $1,255,781. As of December 31, 2025 and March 26, 2026, we hold an aggregate of 14,469,335 ordinary shares of Alpha Tau, representing approximately 17% of its outstanding share capital.

Concurrently, we and Alpha Tau entered into a services agreement, or the Service Agreement, pursuant to which we will provide Alpha Tau with investor relations and public relations services. As consideration, Alpha Tau agreed to pay us a non-refundable fee of $3,000,000 over three years and to issue to us warrants to purchase up to 3,237,000 ordinary shares of Alpha Tau at exercise prices ranging from $3.474 to $3.90 per share. The term of the Services Agreement is three years, with limited termination rights.

Alpha DaRT™ Platform and Technology

Alpha Tau’s Alpha DaRT platform is designed to deliver highly localized alpha radiation through intratumoral insertion of radium-224 impregnated sources into solid tumors. When the radium decays, its short-lived daughters are released and disperse while emitting high-energy alpha particles aimed at destroying tumor cells while sparing surrounding healthy tissue. This approach potentially offers a novel treatment solution for patients with otherwise difficult-to-treat cancers where conventional external beam radiation may be limited.

Clinical Development Progress

Alpha Tau is currently conducting an extensive clinical program with five concurrent FDA-approved trials in the United States, alongside additional trials in France, Italy, Israel, and planned studies in the UK:

U.S. Clinical Trials:

●	ReSTART Pivotal Trial (Recurrent SCC Treatment with Alpha DaRT Radiation Therapy): A multi-center pivotal study in patients with recurrent cutaneous squamous cell carcinoma (cSCC), the second most common form of skin cancer. As of January 2026, Alpha Tau targeted completion of patient recruitment in Q1 2026 and has begun submitting modules of its Modular Pre-Market Approval (PMA) application to the FDA, with expected completion of the full submission by year-end 2026.

●	IMPACT Study (Intratumoral Pancreatic Alpha Combination Trial): A multi-center pilot study in newly-diagnosed pancreatic cancer patients combining Alpha DaRT with chemotherapy. Alpha Tau reported encouraging data from its first-in-human pancreatic cancer studies in Canada and Israel, including positive results presented at the 2026 ASCO Gastrointestinal Cancers Symposium. Alpha Tau is targeting completion of patient accrual by the end of Q1 2026, with initial results expected by year-end 2026.

●	GBM Feasibility Study: A study in patients with recurrent glioblastoma multiforme (GBM), a highly aggressive malignant brain tumor. Alpha Tau announced treatment of its first patient at Ohio State University and expects initial results around the end of Q4 2026.

●	Recurrent Prostate Cancer Pilot Study: A pilot study in patients with locally recurrent prostate cancer.

●	Immunocompromised cSCC Study: A multi-center study in immunocompromised patients with cSCC.

In addition, Alpha Tau is engaged in pre-clinical research partnerships with leading academic institutions including Mayo Clinic, McGill University, Emory University, and MD Anderson Cancer Center, exploring combinations with immunotherapy. Alpha Tau has also reported encouraging interim data from a clinical study in Israel examining the combination of Alpha DaRT with checkpoint inhibitor therapeutics for patients with locally advanced or metastatic head and neck squamous cell carcinoma, and is exploring the possibility of conducting a sixth U.S. trial in this indication.

Regulatory and Commercial Progress

In addition to the ongoing FDA engagement for its U.S. clinical programs, Alpha Tau has reported that it is anticipating a response from Japan’s Ministry of Health, Labour and Welfare regarding its application for approval of Alpha DaRT in the treatment of recurrent head and neck cancer, which would mark Alpha DaRT’s first commercial approval outside of Israel if granted.

On the manufacturing front, Alpha Tau has received a radioactive materials license for its Hudson, New Hampshire facility and is currently equipping the facility for Alpha DaRT manufacturing to support commercial readiness and scale-up operations.

Strategic Overview Rationale

Alpha Tau has demonstrated encouraging clinical progress across multiple difficult-to-treat cancer types, including pancreatic cancer, head and neck cancer, and skin cancer, with interim data showing disease control and early signals of clinical benefit. With five concurrent FDA-approved trials in the U.S., ongoing regulatory dialogue with the FDA, potential near-term regulatory approval in Japan, and advancement toward PMA submission for its pivotal skin cancer trial, Alpha Tau is entering a critical phase of clinical validation and regulatory progression. The company’s innovative alpha-radiation platform, combined with its expanding clinical footprint across multiple solid tumor types and growing manufacturing capabilities, represents what we believe to be a compelling investment opportunity in the oncology therapeutics space.

Pelthos Therapeutics Inc.

On July 1, 2025, we purchased 150,000 shares of common stock of Pelthos Therapeutics Inc, or Pelthos, for an aggregate amount of $1,500,000. Subsequent to December 31, 2025 and through March 26, 2026, we sold 6,577 shares of Pelthos common stock of for aggregate proceeds of approximately $173,000. Following these sales, we hold 143,423 shares of Pelthos common stock.

Nano Dimension Ltd.

As of December 31, 2025, we purchased an aggregate of 5,436,791 ordinary shares, par value NIS 5.00 per share or, “Nano Ordinary Shares”, of Nano Dimension Ltd., or Nano, for an aggregate amount of approximately $8,501,000. Subsequent to December 31, 2025 and through March 26, 2026, we purchased an additional 6,401,939 of Nano ordinary shares for an aggregate purchase price of approximately $12,308,000 and we sold 1,269,987 ordinary shares of Nano for aggregate proceeds of approximately $2,606,000. Following these transactions, we hold an aggregate of 10,568,743 Nano ordinary shares, representing approximately 5.02% of its outstanding shares as of March 26, 2026, based on 210,334,767 Nano Ordinary Shares outstanding as of October 14, 2025, as reported in a Report of Foreign Private Issuer on Form 6-K filed with the SEC on December 4, 2025.

We have, and intend to in the future, engage in discussions with Nano’s management, members of Nano’s board of directors, and/or other shareholders of Nano concerning, among other things, Nano’s performance, the market price of the Nano Ordinary Shares relative to the value of Nano’s assets, potential financing options for Nano, Nano’s business strategy, potential transactions and other issues for the betterment of Nano. We intend to engage in discussions with Nano and other shareholders thereof regarding the management of Nano and to recommend changes to the composition of the board of directors and expect to subsequently have further discussion with Nano’s management and board of directors covering board composition as well as a broad range of subjects relative to performance, strategic direction, shareholder value and governance of Nano.

Transactions with Lifeward

Secured Promissory Note

On November 14, 2025, in anticipation of the transactions contemplated by the Lifeward Share Purchase Agreement and the Lifeward Notes Purchase Agreement described below, we entered into a loan agreement with Lifeward Ltd. or “Lifeward” pursuant to which we provided Lifeward with a $3,000,000 secured promissory note bearing interest at 15% per annum and maturing on May 14, 2026, unless earlier repaid or converted in accordance with its terms. The note is secured by a lien on Lifeward’s cash and accounts receivable.

The principal and accrued interest under the note are convertible into Lifeward ordinary shares at a conversion price of $5.40 per share, reflecting Lifeward’s 12-for-1 reverse share split effected on February 24, 2026, which adjusted the original conversion price of $0.45 per share.

On February 12, 2026, we agreed to provide Lifeward with an additional secured promissory note with an initial principal amount of $525,000, which may be increased by up to an additional $975,000, bearing interest at 24% per annum and secured by a lien on Lifeward’s cash. As of March 26, 2026, we had funded $1,025,000 under this additional note.

The outstanding principal and accrued interest under the secured promissory notes are expected to be rolled into the Initial Notes issued under the Lifeward Notes Purchase Agreement described below.

Lifeward Share Purchase Agreement

On January 12, 2026, we entered into a Share Purchase Agreement or, the “Lifeward Share Purchase Agreement” with Lifeward and OraTech pursuant to which Lifeward agreed to acquire all of the outstanding equity interests of OraTech from us or the “Share Purchase Transaction”. Prior to the closing, we transferred to Oratech all intellectual property and related assets relating to our POD™ (Protein Oral Delivery) technology platform, together with cash to fund the next planned clinical trial and related development activities. As a result, commencing on the closing date of March 25, 2026, research and development expenses will be borne by Oratech.

In consideration for the acquisition of OraTech, Lifeward issued to us: (i) Lifeward Ordinary Shares and pre-funded warrants to purchase Lifeward Ordinary Shares representing up to 49.99% of Lifeward’s fully diluted equity capitalization at closing, subject to adjustments, which such the Lifeward Ordinary Shares issued at closing represented less than 45.0% of the outstanding Lifeward Ordinary Shares at closing; (ii) warrants to purchase Lifeward Ordinary Shares equal to the quotient of Lifeward’s net cash at closing divided by an exercise price of $5.40 per share, reflecting Lifeward’s 12-for-1 reverse share split effected on February 24, 2026 (which adjusted the original exercise price of $0.45 per share), subject to adjustments or, the “Share Purchase Warrants”; and (iii) revenue-sharing payments equal to 4% of the net revenue from Lifeward’s ReWalk Personal Exoskeleton products and related extended warranties for up to 10 years following closing, subject to certain caps and early termination upon the occurrence of specified events.

The closing of the Share Purchase Transaction was subject to customary closing conditions, including the approval of Lifeward’s shareholders for the issuance of more than 19.99% of Lifeward Ordinary Shares in accordance with Nasdaq listing standards. Such shareholder approval was obtained on March 12, 2026. The closing of the Share Purchase Transaction took place on March 25, 2026.

In connection with the transaction, Lifeward agreed to file a resale registration statement with the SEC covering the Lifeward Ordinary Shares issued in the transaction and those issuable upon exercise of the pre-funded warrants and warrants described above as soon as practicable following closing, but no later than 75 days after closing, and to use commercially reasonable efforts to have such registration statement declared effective within 75 days after closing (or 105 days in the event of a full SEC review).

Pre-Funded Warrants and Share Purchase Warrants

The Share Purchase Warrants were immediately exercisable upon issuance at an initial exercise price of $5.40 per share, reflecting Lifeward’s 12-for-1 reverse share split effected on February 24, 2026 (which adjusted the original exercise price of $0.45 per share), and expire five years from the date of issuance. The exercise price is subject to customary anti-dilution adjustments.

The Pre-Funded Warrants have an exercise price of $0.0012 per share (reflecting the reverse-split adjusted price of the original $0.0001 per share), subject to customary adjustments, and will remain exercisable until exercised in full.

We may not exercise any portion of the Pre-Funded Warrants or Share Purchase Warrants to the extent that, after giving effect to such exercise, we and our affiliates would beneficially own more than 45.0% of the outstanding Lifeward Ordinary Shares. This limitation will automatically increase to 49.99% once (i) the Investors no longer hold any Notes and (ii) the Investors have sold all Note Shares issued or issuable upon conversion of the Notes and related warrants. We may increase the beneficial ownership limitation upon at least 61 days’ prior notice to Lifeward; provided that, for so long as certain Lifeward warrants outstanding as of the issuance date remain outstanding, any such increase will require Lifeward’s consent, which may not be unreasonably withheld, conditioned or delayed.

In connection with the execution of the Lifeward Share Purchase Agreement, we entered into a lock-up agreement for a period of 120 days after the Closing, without the prior written consent of Lifeward.

Clinical Trial Management Agreement

In connection with the Lifeward Share Purchase Agreement we agreed to enter into a clinical trial management or, the “Clinical Trial Management Agreement” with Oratech, pursuant to which we agreed to manage the clinical study of Oratech’s investigational oral insulin capsule product or, the “Study”, including providing clinical trial management and administrative services through study completion or, the “Services”. In consideration for the Services, OraTech will reimburse us for all reasonable out-of-pocket expenses actually incurred by us in providing the Services and payments made on behalf of OraTech to third parties and vendors, such as clinical sites, if applicable, subject to certain limitations and maximum payments as set forth in the Clinical Trial Management Agreement. The Clinical Trial Management Agreement will terminate upon completion of the Study unless earlier terminated in accordance with the terms set forth therein.

Notes Securities Purchase Agreement

On January 12, 2026, we entered into a Securities Purchase Agreement or, the “Lifeward Notes Purchase Agreement” with Lifeward and other investors pursuant to which we agreed to purchase, in a private placement, up to $18,000,000 of senior secured convertible notes issued by Lifeward, together with accompanying warrants to purchase Lifeward Ordinary Shares.

At the initial closing, which occurred on March 25, 2026, we agreed to purchase $9,000,000 aggregate principal amount of such notes or, the “Initial Notes”. The Initial Notes bear interest at 8% per annum, payable semi-annually, and mature three years from the date of issuance. The Initial Notes are convertible into Lifeward Ordinary Shares at an initial conversion price of $5.40 per share, reflecting Lifeward’s 12-for-1 reverse share split effected on February 24, 2026 (which adjusted the original conversion price of $0.45 per share), subject to customary anti-dilution adjustments.

We also agreed to purchase an additional $9,000,000 aggregate principal amount of notes or, the “Additional Notes” and together with the Initial Notes, or, the “Notes”, together with accompanying warrants, on substantially the same terms as the Initial Notes.

The closing of the Additional Notes is subject to customary closing conditions and either:

(i)	Lifeward achieving at least a 150% increase in ReWalk unit sales compared to the trailing twelve-month period immediately preceding the Additional Closing; or

(ii)	the closing price of Lifeward Ordinary Shares equaling or exceeding $13.80 per share, reflecting Lifeward’s 12-for-1 reverse share split (which adjusted the original $1.15 threshold), for 10 consecutive trading days immediately prior to the Additional Closing.

The closing of the Initial Notes was subject to customary closing conditions, including the approval of Lifeward’s shareholders for the issuance of more than 19.99% of Lifeward Ordinary Shares in accordance with Nasdaq listing standards. Such shareholder approval was obtained on March 12, 2026.

In connection with the transaction, Lifeward agreed to file a resale registration statement with the SEC covering the Lifeward Ordinary Shares issuable upon conversion of the Notes and exercise of the related warrants within 30 days after the Initial Closing, and to use commercially reasonable efforts to have the registration statement declared effective within 45 days thereafter (or 75 days in the event of a full SEC review).

Strategic Overview Rationale

As part of our ongoing portfolio optimization and focus on high potential innovation, during 2026 we entered into a strategic transaction with Lifeward Ltd. Under this agreement, we transferred our proprietary Protein Oral Delivery POD platform, representing years of research to enable oral administration of injectable biologics including its refined oral insulin program, to Lifeward while retaining responsibility for managing the near-term clinical development program and receiving a significant equity ownership interest in the combined company. This transaction aligns us with a revenue generating medical robotics business with established products such as ReWalk and AlterG, providing near term cash flow and diversified exposure alongside the long term upside of the POD platform. we believe that prior execution challenges at Lifeward were driven primarily by strategy and management rather than the quality of the underlying technology. With a new strategic direction and leadership team in place, we believe Lifeward is well positioned to advance the oral insulin program and fully realize the value of its combined technology platforms, ultimately delivering meaningful growth and shareholder value.

Corner Ally Ventures

On March 1, 2026, our board approved the formation of Corner Ally Ventures or, the “Fund”, a new venture capital fund focused on investments in Israeli technology companies. We co-founded the Fund together with Corner Capital Management, LLC and, together with Ben Shapiro, are expected to serve as a major general partner of the Fund and to participate in its management and investment decision-making and may be entitled to a share of the Fund’s carried interest. We also expect to serve as an anchor limited partner and have committed to vest up to $40,000,000 in the Fund, which is expected to be funded over an anticipated four-year capital call period. The Fund’s initial closing, subject to a minimum capital commitment of $75,000,000, is expected to occur in the third quarter of 2026.

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

Profit-Sharing Loan Agreement

On September 4, 2024, we entered into a loan agreement, or the Profit-Sharing Loan Agreement, with Rabi Binyamin 4 Tama 38 Ltd. or, the “Borrower”, to finance a real estate project or, the “Rabi Binyamin Project”. According to the terms of the Profit-Sharing Loan Agreement, we agreed to loan NIS 5,500,000 (approximately $1,523,000) or, the “Loan Principal”, to the Borrower. NIS 4,700,000 (approximately $1,307,000) was loaned upon signing the Profit-Sharing Loan Agreement and an additional NIS 800,000 (approximately $237,000), or the Additional Payment, will be loaned upon certain milestones. On October 28, 2025, the Borrower met the milestones and is entitled to the additional payment.

On September 14, 2025, we loaned an additional NIS 500,000 (approximately $150,286) to the Borrower or’ the “Additional Loan”. The Additional Loan bears an annual interest of 6% and shall be repaid by December 31, 2025. According to the Additional Loan agreement, we shall be entitled to instruct the Borrower that instead of repaying the Additional Loan on the maturity date, the principal amount of the loan, as well as any accrued interest up to the date of such notice, shall be deemed to constitute a loan amount provided by us, as part of the remaining portion of the Profit-Sharing Loan Agreement. As of December 31, 2025, the Additional Loan had not been repaid. The maturity date of the Additional Loan was subsequently extended to June 30, 2026.

Upon completion of the Rabi Binyamin Project, we are entitled to receive the Loan Principal and the greater of: (i) 20% annual interest of the Loan Principal and (ii) 40% of the Rabi Binyamin Project profits.

Castel

In January 2025, we entered into an agreement to acquire a parcel of land in Mevaseret Zion, Israel for a total purchase price of NIS 5,800,000 ($1,586,000). The transaction was structured as installments payments, and as of December 31, 2025, we had paid the full purchase price. We intend to pursue value-enhancing activities in connection with the land, with the goal of increasing its potential return upon future sale.

Ruby Sapphire II Investment

On December 31, 2025, we entered into agreement and committed to invest NIS 7,000,000 (approximately $2,185,000) as a limited partner in Ruby Capital Investment Fund Sapphire II, Limited Partnership or, the “Ruby Sapphire II”, an Israeli private investment fund. Our commitment may be drawn down over time in accordance with the fund’s partnership agreement, and the investment is subject to the risks inherent in private investment funds, including illiquidity and the potential loss of invested capital. As of March 26, 2026, we had funded NIS 1,556,493 (approximately $499,000) under this commitment.

Loan to Hapisga Project

On March 24, 2025, we entered into a loan agreement with Hapisga Project – New Talpiot Ltd. to finance a purchase of a real estate asset in Jerusalem, Israel in the amount of up to $22,650,000 or, the “Hapisga Loan”. The loan has a one-year maturity, and a caveat was registered on the property reflecting a commitment to register a first-ranking mortgage on the property which is valued at approximately NIS 3,000,000,000 (approximately $890,000,000), providing significant collateral coverage. The loan bears an annual interest rate of 12%.

On the same date, we entered into a loan agreement with Tova Chochma Im Nachala Ltd. or, the “Tova Chochma” in the amount of $5,000,000. The loan bears an annual interest rate of 12% with a maturity date of 12 months. In May 2025, Tova Chochma repaid an amount of $500,000. Tova Chochma can repay the loan at any time. This loan is also secured by the registration of the caveat for Hapisga Loan. The loans were granted by us in April 2025.

Research and Development

Oral Insulin and Strategic Review Process

Our proprietary flagship product, an orally ingestible insulin capsule, or ORMD-0801, allows insulin to travel from the gastrointestinal tract via the portal vein to the bloodstream, revolutionizing the manner in which insulin is delivered. It enables the passage in a more physiological manner than current delivery methods of insulin. We conducted the ORA-D-013-1 Phase 3 trial on patients with type 2 diabetes, with inadequate glycaemic control who were on two or three oral glucose-lowering agents. The primary endpoint of the trial was to evaluate the efficacy of ORMD-0801, compared to placebo in improving glycaemic control as assessed by HbA1c, with a secondary efficacy endpoint of assessing the change from baseline in fasting plasma glucose at 26 weeks. On January 11, 2023, we announced that the ORA-D-013-1 Phase 3 trial did not meet its primary or secondary endpoints.

Following the January 2023 results, we initiated a strategic review process and conducted a comprehensive analysis of the data to understand if there is a path forward for our oral insulin candidate. Accordingly, we completed a subpopulation analysis that identified patient groups with specific parameters (BMI, baseline HbA1c, and age) demonstrating an over 1% placebo-adjusted, statistically significant reduction in HbA1c. Based on these findings, on September 12, 2024, we submitted a protocol to the FDA titled, “A Double-Blinded, Placebo-controlled, Double Dummy Multi-Center Randomized, Phase 3 Study to Evaluate the efficacy and safety in subjects with Type 2 Diabetes Mellitus with Inadequate Glycemic Control on One to Three Glucose-lowering Agents” or a revised Phase 3 trial (ORA-D-013-3).

We intend on initiating a 60-patient, US-based clinical trial designed to validate the robustness of our oral insulin formulation in these high-responder populations. The trial is designed to use the smallest adequately powered patient population expected to obtain such validation in what we believe to be the shortest time possible, providing a cost-effective approach to generate additional compelling evidence and refine our patient selection criteria for future potential regulatory submissions. The trial will be conducted by OraTech. For additional information, see note 21 to our consolidated financial statements included in this Annual Report on Form 10-K.

 Diabetes Market Overview

Diabetes is a disease in which the body does not produce or properly use insulin. Insulin is a hormone that causes sugar to be absorbed into cells, where the sugar is converted into energy needed for daily life. The cause of diabetes is attributed both to genetics (type 1 diabetes, or T1D) and, most often, to environmental factors such as obesity and lack of exercise (T2D). According to the International Diabetes Federation, or IDF, approximately 589 million adults (20-79 years) worldwide suffered from diabetes in 2024 and the IDF projects this number will increase to 853 million by 2050. According to the American Diabetes Association or, the “ADA”, in 2024, the United States there were approximately 38.5 million people with diabetes. Diabetes is a leading cause of blindness, kidney failure, heart attack, stroke and amputation.

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

We hold 141 patents, one of which issued during the year ended December 31, 2025, including patents issued by the United States, Swiss, German, French, U.K., Italian, Netherlands, Swedish, Spanish, Australian, Israeli, Japanese, New Zealand, South African, Russian, Canadian, Hong Kong, Chinese, European and Indian patent offices that cover a part of our technology, which allows for the oral delivery of proteins; patents issued by the Australian, Canadian, European, Austrian, Belgian, French, German, Irish, Italian, Luxembourg, Monaco, Netherlands, Norwegian, Spanish, Swedish, Swiss, U.K., Israeli, New Zealand, South African, Russian, Brazilian and Japanese patent offices that cover part of our technology for the oral delivery of exenatide; and patents issued by the European, Austrian, Belgian, Denmark, French, German, Irish, Italian, Luxembourg, Monaco, Netherlands, Norway, Spanish, Swedish, Swiss, U.K. and Japanese patent offices for treating diabetes.

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

We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. Our policy is to require our employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers, our Board, technical review board and other advisors, to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. We also require signed confidentiality or material transfer agreements from any company that is to receive our confidential information. In the case of employees, consultants and contractors, the agreements provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of us. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

Out-Licensed Technology

We entered into strategic agreements with Lifeward pursuant to which we agreed to sell all of the outstanding equity interests of OraTech, effectively transferring all intellectual property and related assets relating to our POD™ (Protein Oral Delivery) technology platform, together with associated development activities for the oral insulin program. In consideration, we will receive equity securities of Lifeward, including ordinary shares and warrants, as well as potential revenue-sharing payments. In addition, we will continue to support the development of the out-licensed technology by providing clinical trial management and related services for the oral insulin capsule program.

Entera Bio

In June 2010, our wholly-owned subsidiary, Oramed Ltd., entered into a joint venture agreement with Israel Canada Hotels Ltd (formerly DNA GROUP (T.R.) Ltd.) or DNA, for the establishment of Entera Bio Ltd., or Entera.

In March 2011, Oramed Ltd. sold shares of Entera to DNA and retaining 117,000 ordinary shares (after giving effect to Entera’s July 2018 stock split), and, as part of the consideration, received ordinary shares of DNA. In connection with the joint venture, Oramed Ltd entered into a patent transfer agreement pursuant to which it assigned to Entera its rights to a patent application related to the oral administration of proteins (previously licensed to Entera since August 2010), in return for royalties of 3% of Entera’s net revenues and a license back of diabetes and influenza indications.

As of December 31, 2025, Entera had not paid any royalties to Oramed Ltd. During the years ended December 31, 2025 and 2024, we did not sell any of DNA’s ordinary shares. As of December 31, 2025, we held approximately 0.2% of DNA’s outstanding ordinary shares and 0.3% of Entera’s outstanding ordinary shares.

HTIT

In 2015-2016, we entered into an exclusive license agreement with HTIT, as amended or, the “HTIT License Agreement”, granting HTIT commercialization rights to our oral insulin capsule, ORMD-0801, in the People’s Republic of China, Macau, and Hong Kong. Under the agreement, HTIT conducts pre-commercialization and regulatory activities at its own expense and pays us (i) royalties of 10% on net sales (subject to reduction to 8% if certain conditions are not met, or 5% following patent expiration in 2033), and (ii) milestone payments totaling $37,500,000, of which we have received $20,500,000. The royalty payment obligation continues from first commercial sale until the later of (i) patent expiration in the territory or (ii) 15 years after first commercial sale.

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

Institutional Review Board. An institutional review board is an independent committee of professionals and lay persons which reviews clinical research trials involving human beings and is required to adhere to guidelines issued by the FDA. The institutional review board does not report to the FDA, but its records are audited by the FDA. Its members are not appointed by the FDA. All clinical trials must be approved by an institutional review board. The institutional review board’s role is to protect the rights of the participants in the clinical trials. It approves the protocols to be used, the advertisements which we or CRO conducting the study proposes to use to recruit participants, and the form of consent which the participants will be required to sign prior to their participation in the clinical trials.

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

Biological License Application. The results of the clinical trials for a biological product are submitted to the FDA as part of a Biological License Application or, the “BLA”. Following the completion of Phase 3 trials, assuming the sponsor of a potential product in the United States believes it has sufficient information to support the safety and effectiveness of its product, the sponsor will generally submit a BLA to the FDA requesting that the product be approved for marketing. The application is a comprehensive, multi-volume filing that includes the results of all clinical trials, information about the drug’s composition, and the sponsor’s plans for producing, packaging and labeling the product. The FDA’s review of an application can take a few months to many years, with the average review lasting 18 months. Once approved, drugs and other products may be marketed in the United States, subject to any conditions imposed by the FDA. Approval of a BLA provides 12 years of exclusivity in the U.S. market.

Phase 4. The FDA may require that the sponsor conduct additional clinical trials following new drug approval. The purpose of these trials, known as Phase 4 trials, is to monitor long-term risks and benefits, study different dosage levels or evaluate safety and effectiveness. In recent years, the FDA has increased its reliance on these trials. Phase 4 trials usually involve thousands of participants. Phase 4 trials also may be initiated by us sponsoring the new drug to gain broader market value for an approved drug.

European Regulation. Similar to the U.S., a European sponsor of a biological product may submit a Marketing Approval Application to the European Medicines Agency (“EMA”), for the registration of the product. The approval process in Europe consists of several stages, which together are summed up to 210 days from the time of submission of the application (net, without periods in which the sponsor provides answers to questions raised by the agency) following which, a Marketing Approval may be granted. During the approval process, the sponsor’s manufacturing facilities will be audited in order to assess Good Manufacturing Practice compliance.

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

Competition

 We face intense competition in pharmaceutical research and development from major pharmaceutical companies, specialized biotechnology firms, academic institutions, and governmental agencies—many with substantially greater financial, technical, and marketing resources. Competition is determined by scientific and technological capabilities, patent protection, speed to market, regulatory approval, and ability to commercialize products. These entities also compete with us for qualified scientific personnel and consultants.

In the diabetes treatment sector specifically, we compete against well-established and rapidly evolving therapeutic options including insulin injections, insulin pumps, oral medications that improve insulin response or production, and the increasingly dominant GLP-1 receptor agonists (both injectable and oral formulations), as well as lifestyle interventions. The widespread adoption of GLP-1s for diabetes and weight management represents significant competitive pressure. First-to-market products typically hold significant competitive advantages. Our competitive position depends on our ability to attract talent, develop effective proprietary products, obtain patent protection, and secure adequate capital. If approved, we expect our oral insulin capsule to compete primarily on efficacy, safety, patient convenience, and patent position.

Competitors may develop superior products or achieve greater market acceptance. There can be no assurance that our technology will not be rendered obsolete or noncompetitive, or that we can keep pace with technological developments, any of which could materially adversely affect our business, prospects, financial condition, and results of operations.

Employees

We believe it is imperative to attract and retain top talent for all positions in the Company. We seek to make Oramed an inclusive, diverse and safe workplace, with meaningful compensation, benefits and wellness programs and opportunities.

We have experienced personnel involved in our research and development programs, as well as appropriate clinical/regulatory, quality assurance and other personnel needed to advance through clinical trials or have engaged the services of experts in the field for these requirements. As of December 31, 2025, we have contracted with thirteen individuals for employment or consulting arrangements. Of our staff, four are senior management, three are engaged in research and development work, and the remaining six are involved in corporate and administration work.

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

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this Annual Report on Form 10-K before making an investment decision. Our business, prospects, financial condition and results of operations may be materially and adversely affected as a result of any of the following risks. The value of our securities could decline as a result of any of these risks. You could lose all or part of your investment in our securities. Some of the statements in this “Item 1A. Risk Factors” are forward-looking statements. The following risk factors are not the only risk factors facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Summary Risk Factors

Risks Related to Our Business

●	Our strategic review process may not be successful or timely.

●	If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks

●	Our ability to consummate a strategic transaction depends on our ability to retain our employees required to consummate such transaction.

●	We may become involved in securities and stockholder litigation that could divert management’s attention and harm the Company’s business, and insurance coverage may not be sufficient to cover all costs and damages.

●	We have a history of losses and may not be able to sustain profitability in the future.

●	We have a history of losses and can provide no assurance as to our future operating results.

●	We rely upon patents to protect our technology and we may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.

●	Even if we succeed in commencing a new clinical trial for our oral insulin capsule, there are a variety of risks and uncertainties related to its development.

●	We have limited experience in conducting clinical trials and our clinical trials may encounter delays, suspensions or other problems.

●	Initial success in the completed and ongoing early-stage clinical trials does not ensure success in later stage trials, regulatory approval or commercial viability of a product.

●	We can provide no assurance that our products will obtain regulatory approval or that the results of clinical trials will be favorable.

●	We are dependent upon third party suppliers of our raw materials and for other services.

●	We may not realize a return on our investments in marketable securities that we own.

●	Because we may from time to time maintain a significant percentage of our assets in cash and/or securities, we may in the future be deemed to be an investment company under the Investment Company Act of 1940 resulting in additional costs and regulatory burdens.

●	We may not realize the full benefit from our distribution license agreement with Medicox.

●	We are highly dependent upon our ability to enter into agreements with collaborative partners to develop, commercialize and market our products.

●	The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and a high degree of competition. We may be unable to compete with more substantial enterprises.

●	Our financial position or results could be negatively affected by product liability claims.

●	We have limited senior management resources and may be required to obtain more resources to manage our growth.

●	We depend upon our senior management and skilled personnel and their loss or unavailability could put us at a competitive disadvantage.

●	Our existing and any future joint ventures may limit our flexibility with jointly owned investments and we may not realize the benefits we expect from these arrangements.

●	Fluctuations in interest rates could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments.

●	Healthcare policy changes, including pending legislation recently adopted and further proposals still pending to reform the U.S. healthcare system, may harm our future business.

●	We are exposed to fluctuations in currency exchange rates.

●	Our various real estate investments involve significant risks and might not provide long-term value appreciation and potential income streams that we expect to receive.

●	We have lent a substantial amount of funds to Scilex. In the event that Scilex is unable to service its obligations under the Note and defaults on such Note, it could have a material adverse effect on our business.

●	If Alpha Tau fails to achieve positive clinical results or obtain regulatory approvals, the value of our investment could decline materially, which may adversely affect our financial results.

●	The value of our investment into Lifeward may decline.

Risks Related to our Common Stock

●	Future sales of our common stock by our existing stockholders could adversely affect our stock price.

●	Our failure to maintain compliance with the Nasdaq Capital Market’s continued listing requirements could result in the delisting of our common stock.

●	As the market price of our common stock may fluctuate significantly, this may make it difficult for you to sell your shares of common stock when you want or at prices you find attractive.

●	Future sales of common stock or the issuance of securities senior to our common stock or convertible into, or exchangeable or exercisable for, our common stock could materially adversely affect the trading price of our common stock, and our ability to raise funds in new equity offerings.

●	Our stockholders may experience significant dilution as a result of any additional financing using our equity securities.

Risks Related to Conducting Business in Israel

●	We are affected by the political, economic and military risks of having operations in Israel.

●	It may be difficult to enforce a U.S. judgment against us or our officers and directors and to assert U.S. securities laws claims in Israel.

General Risk Factors

●	Changes to tax laws could have a negative effect on us or our stockholders.

●	Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security.

●	Our management will have significant flexibility in using the net proceeds of any offering of securities.

●	Delaware law could discourage a change in control, or an acquisition of us by a third party, even if the acquisition would be favorable to you, and thereby adversely affect existing stockholders.

Risks Related to Our Business

Our strategic review process may not be successful or timely.

Following the January 2023 results indicating that the ORA-D-013-1 Phase 3 trial did not meet its primary or secondary endpoints, we conducted a comprehensive analysis of the data to understand if there is a path forward for our oral insulin candidate. Concurrently, we are examining our existing pipeline and have commenced an evaluation process of potential strategic opportunities, including among others, continuation as a stand-alone business, capital raises, or one or more acquisitions, mergers or business combinations or other strategic transactions.

While we are devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that our strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, or lead to any stockholder value. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining stockholder approval and the availability of financing to third parties in a potential transaction with us on reasonable terms. The process of reviewing alternative strategic paths may be time consuming, may involve the dedication of significant resources and may require us to incur significant costs and expenses. It could negatively impact our ability to attract, retain and motivate employees, and expose us to potential litigation in connection with this process or any resulting transaction.

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

Although there can be no assurance that a strategic transaction will result from the strategic review process we have undertaken to identify and evaluate strategic alternatives, the negotiation and consummation of any such transaction will require significant time on the part of our management and may disrupt our business. The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including: increased near-term and long-term expenditures; exposure to unknown liabilities; higher than expected acquisition or integration costs; incurrence of substantial debt or dilutive issuances of equity securities to fund future operations; write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges; increased amortization expenses; impairment of relationships with key suppliers of any acquired business due to changes in management and ownership; inability to retain our key employees; and possibility of future litigation. Any of the above risks could have a material adverse effect on our business, financial condition, and prospects.

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

We have a history of losses and may not be able to sustain profitability in the future.

Successful evaluation and completion of our remaining development programs and our transition to normal operations are dependent upon obtaining necessary regulatory approvals from the FDA prior to selling our products within the United States, and foreign regulatory approvals must be obtained to sell our products internationally. There can be no assurance that we will receive regulatory approval of any of our product candidates, and a substantial amount of time may pass before we achieve a level of revenues adequate to support our operations. We expect to incur substantial expenditures in connection with our research and development programs, which will be conducted through OraTech, our strategic evaluation process, as well as the regulatory approval process with FDA and other agencies for each of our current or future product candidates during their respective developmental periods. Obtaining marketing approval will be directly dependent on our ability to implement the necessary regulatory steps required to obtain marketing approval in the United States and in other countries. We cannot predict the outcome of these activities.

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

We do not have sufficient revenues from our research and development activities to fully support our operations. Consequently, we have incurred net losses since inception. We currently have only licensing revenues and no product revenues, and may not succeed in developing or commercializing any products which could generate product revenues. We do not expect to have any products on the market for several years. In addition, development of our product candidates requires a process of pre-clinical and clinical testing, during which our products could fail. For example, in January 2023, the ORA-D-013-1 Phase 3 trial did not meet its primary or secondary endpoints. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of therapeutic drugs and, to the extent that we are unable to do so, we will not be able to market our product candidates. Eventual profitability will depend on our success in developing, manufacturing, and marketing our product candidates or in pursuing a successful strategic alternative. As of December 31, 2025 and 2024, we had working capital of approximately $114,185,000 and approximately $137,536,000, respectively, and stockholders’ equity of approximately $199,744,000 and approximately $146,265,000, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies. We currently hold several pending patent applications in the United States, Canada, Brazil, Europe, India, Hong Kong, Japan and China for our technologies covering oral administration of insulin and other proteins and oral administration of exenatide and proteins and 141 patents issued by the United States and various other countries’ patent offices that cover a part of our technology, which allows for the oral delivery of proteins; patents issued by various patent offices that cover part of our technology for the oral delivery of exenatide; and patents issued by patent offices for treating diabetes. Further, we rely on a combination of trade secrets and non-disclosure and other contractual agreements and technical measures to protect our rights in our technology. We depend upon confidentiality agreements with our officers, directors, employees, consultants, and subcontractors, as well as collaborative partners, to maintain the proprietary nature of our technology. These measures may not afford us sufficient or complete protection, and others may independently develop technology similar to ours, otherwise avoid our confidentiality agreements, or produce patents that would materially and adversely affect our business, prospects, financial condition and results of operations. We believe that our technology is not subject to any infringement actions based upon the patents of any third parties; however, our technology may in the future be found to infringe upon the rights of others. Others may assert infringement claims against us or against companies to which we have licensed our technology, and if we should be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, our ability to continue to use our technology could be materially restricted or prohibited. If this event occurs, we may be required to obtain licenses from the holders of this intellectual property, enter into royalty agreements, or redesign our products so as not to utilize this intellectual property, each of which may prove to be uneconomical or otherwise impossible. Licenses or royalty agreements required in order for us to use this technology may not be available on terms acceptable to us, or at all. These claims could result in litigation, which could materially adversely affect our business, prospects, financial condition and results of operations. Further, we may need to indemnify companies to which we licensed our technology in the event that such technology is found to infringe upon the rights of others.

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

We may encounter problems in clinical trials that may cause us or the FDA or foreign regulatory agencies to delay, suspend or terminate our clinical trials at any phase. These problems could include the possibility that we may not be able to conduct clinical trials at our preferred sites, enroll a sufficient number of patients for our clinical trials at one or more sites or begin or successfully complete clinical trials in a timely fashion, if at all. For example, the rate of enrollment for our Phase 1 clinical trial for our oral COVID-19 vaccine in South Africa was slower than anticipated due to several factors, including the fact that many volunteers did not qualify during screening due to prior asymptomatic COVID-19 infection and other conditions, and as a result we had to add an additional clinical site. In addition, clinical trials conducted by third parties are not controlled by us and such third parties may conduct these trials in a manner in which we disagree or which may prove to be unsuccessful. Furthermore, we, the FDA or foreign regulatory agencies may suspend clinical trials at any time if we or they believe the subjects participating in the trials are being exposed to unacceptable health risks or if we or they find deficiencies in the clinical trial process or conduct of the investigation.

If clinical trials of any of the product candidates fail, we will not be able to market the product candidate which is the subject of the failed clinical trials. The FDA and foreign regulatory agencies could also require additional clinical trials, which would result in increased costs and significant development delays. Our failure to adequately demonstrate the safety and effectiveness of a pharmaceutical product candidate under development could delay or prevent regulatory approval of the product candidate and could have a material adverse effect on our business, prospects, financial condition and results of operations. For example, see “Item 1. Business—Description of Business— Research and Development” regarding the results of the ORA-D-013-1 Phase 3 trial that did not meet its primary or secondary endpoints. We may experience delays in site initiation and patient enrollment, failures to comply with study protocols, delays in the manufacture of our product candidates for clinical testing and other difficulties in starting or completing our clinical trials.

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

We may not realize a return on the shares of DNA, Entera, Nano, Alpha Tau and Pelthos that we own.

DNA’s ordinary shares are traded on the Tel Aviv Stock Exchange and Entera’s ordinary shares, and Alpha Tau’s ordinary shares, Lifeward’s ordinary shares. Nano’s common stock and Pelthos’s common stock are traded on the Nasdaq Stock Market, which are subject to market fluctuations. In addition, the shares of DNA, Entera, Alpha Tau, Nano and Pelthos have historically experienced relatively low trading volume. As a result, there is no guarantee that we will be able to resell those shares at the prevailing market prices or that we will realize a positive return on such shares.

Because we may from time to time maintain a significant percentage of our assets in cash and/or securities, we may in the future be deemed to be an investment company under the Investment Company Act of 1940 resulting in additional costs and regulatory burdens.

Currently, we believe that either we are not within the definition of “Investment Company” as the term is defined under the Investment Company Act of 1940, or the 1940 Act, or, alternatively, we may rely on one or more of the 1940 Act’s exemptions. As of December 31, 2025, we held approximately 0.2% of DNA’s outstanding ordinary shares, approximately 0.26% of Entera’s outstanding ordinary shares, approximately 2.58% of Nano’s outstanding ordinary shares, approximately 4.9% of Pelthos’s outstanding ordinary shares and approximately 17% of Alpha Tau’s outstanding ordinary shares, in addition we received warrants to purchase up to 3,237,000 ordinary shares of Alpha Tau. Further, we hold the Tranche A Note and Tranche B Note and in consideration of deferring Scilex’s first amortization payment under the Tranche B Note to October 8, 2026, We have also investments in real estate and real estate lending transactions as described elsewhere in this Annual Report. In order not to be regulated as an investment company under the 1940 Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

We intend to continue to conduct our operations and ongoing investments into DNA, Entera, Nano, Pelthos, Alpha Tau, Lifeward and Scilex and our real estate transaction in a manner that will exempt us from the registration requirements of the 1940 Act. If we were to be deemed to be an investment company because of our investments, we would be required to register as an investment company under the 1940 Act. Alternatively, to continue qualifying for the exemption, we could be required to dispose of the securities holdings or other investments, which could have a material adverse effect on our business, results of operations and financial condition. The 1940 Act places significant restrictions on the capital structure and corporate governance of a registered investment company and materially restricts its ability to conduct transactions with affiliates. Compliance with the 1940 Act could also increase our operating costs. Such changes could have a material adverse effect on our business, results of operations and financial condition.

We may not realize the full benefit from our distribution license agreement with Medicox.

On November 13, 2022, we entered into a distribution license agreement or, the “Medicox License Agreement” with Medicox Co., Ltd. or Medicox. The Medicox License Agreement grants Medicox an exclusive license to apply for regulatory approval and distribute ORMD-0801 in the Republic of Korea. Our distribution license agreement with Medicox provides that Medicox will comply with agreed distribution targets and will purchase ORMD-0801 at an agreed upon transfer price per capsule and pay us up to $15,000,000 in developmental milestones, $2,000,000 of which have already been received by us. If we are not successful in finding a mutually agreed way to continue our collaboration following the results of the ORA-D-013-1 Phase 3 trial, or if Medicox is not successful in independently advancing the oral insulin candidate, we may not realize the benefits from this collaboration.

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

A considerable amount of our expenses are generated in dollars or in dollar-linked currencies, but a significant portion of our expenses such as some clinical trials and payroll costs are generated in other currencies such as NIS and Euro. Most of the time, our non-dollar assets are not totally offset by non-dollar liabilities. Due to the foregoing and to the fact that our financial results are measured in dollars, our results could be adversely affected as a result of a strengthening or weakening of the dollar compared to these other currencies. During the year ended December 31, 2025, the dollar depreciated in relation to the NIS, which raised the dollar cost of our Israeli based operations and adversely affected our financial results, while during the year ended December 31, 2024, the dollar increased in relation to the NIS, which reduced the dollar cost of our Israeli based operations costs. In addition, our results could also be adversely affected if we are unable to guard against currency fluctuations in the future. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks. These transactions, however, may not adequately protect us from future currency fluctuations and, even if they do protect us, may involve operational or financing costs we would not otherwise incur.

Our investments in real estate may expose us to market and liquidity risks that could adversely affect our financial condition and results of operations

Our investments in real estate may expose us to market and liquidity risks that could adversely affect our financial condition and results of operations. On November 7, 2024, our Board approved investments of up to $10,000,000 in real estate assets, and additional investments of up to $20,000,000 On February 13, 2025. Following such approvals, we made investments into several real estate and related projects, including investment in Rabi Binyamin Project, purchase of land in Mevaseret Zion, Israel, investment in Ruby Sapphire II, construction loan arranged by Lorimer Capital. To the extent our real estate investments are unsecured, or if the security interest provided by a caveat is challenged, delayed in enforcement, or otherwise ineffective, we may have limited or no recourse against the underlying property. As a result, such investments involve a higher degree of risk, including the potential loss of principal and any expected returns.

In addition,while we believe these investments present attractive opportunities, the real estate market is subject to fluctuations due to economic conditions, interest rate changes, and other external factors beyond our control. A downturn in the real estate market or an extended period of declining property values could negatively impact the returns on our investments. Additionally, real estate investments tend to be relatively illiquid, which may limit our ability to quickly exit or reallocate capital in response to market changes. Since our approach focuses on entrepreneurial real estate investments rather than direct property ownership or management, we are also exposed to risks associated with deal execution, market timing, and the financial health of investment partners or counterparties. If any of these risks materialize, they could adversely affect our financial position and ability to generate anticipated returns.

If Alpha Tau fails to achieve positive clinical results or obtain regulatory approvals, the value of our investment could decline materially, which may adversely affect our financial results.

In April 2025, we invested approximately $36.9 million in Alpha Tau through the purchase of its ordinary shares. The value of this investment is subject to risks and uncertainties. Alpha Tau is a clinical-stage oncology therapeutics company, and its ability to generate value depends largely on the successful development, clinical validation, regulatory approval, and commercialization of its product candidates.

If Alpha Tau fails to achieve positive clinical results demonstrating the safety and efficacy of its technologies, experiences delays or setbacks in its clinical trials, or encounters difficulties in obtaining regulatory approvals, the market value of Alpha Tau’s ordinary shares could decline significantly. Negative or inconclusive clinical data may materially harm Alpha Tau’s business prospects, financial condition, and ability to raise additional capital, any of which could result in a substantial decrease the value of our investment. In addition, our investment exposes us to risks associated with market volatility, dilution from future financings by Alpha Tau, and factors beyond our control that may affect Alpha Tau’s operations or valuation. Any decline in the value of Alpha Tau’s ordinary shares could reduce the benefits we expect from this investment and adversely affect our financial condition and results of operations.

We have lent a substantial amount of funds to Scilex. In the event that Scilex is unable to service its obligations under the Note and defaults on such Note, it could have a material adverse effect on our business.

On September 21, 2023, we were issued the Tranche A Note in an aggregate principal amount of $101,875,000 by Scilex pursuant to the Scilex SPA. Interest under the Tranche A Note accrues at a fluctuating per annum interest rate equal to the sum of (1) the greater of (x) four percent (4%) and (y) Term SOFR (as defined in the Tranche A Note) and (2) eight and one half percent (8.5%), payable in-kind on a monthly basis.

On October 7, 2024, we entered into an agreement to refinance a portion of the Tranche A Note and pay off certain other indebtedness of Scilex. We were issued an aggregate principal amount of $25,000,000 under the Tranche B Note and 3,750,000 Tranche B Warrants. In addition, on October 8, 2024, we entered into the RPA with Scilex to holds the right to receive 4% royalties. As of March 26, 2026, Scilex had repaid $69,200,000 of the Tranche A Note and $13,000,000 of the Tranche B Note, and the outstanding principal balances were $7,675,000 and $12,000,000, respectively.

There is no guarantee that Scilex will be able to service its repayment obligations under the Note. Although the Note is secured by a first priority security interest and liens on all of the assets of Scilex and its subsidiaries, no assurance can be made that Scilex will be able to repay the Tranche A Note and Tranche B Notes, or the Notes, when due or that we will be able to foreclose on such assets and recover enough value upon the sale of such assets to repay the amounts owed to us. In such an event, we could lose all or a substantial portion of our loan investment. Additionally, Scilex has disclosed in its periodic reports filed with the SEC that there is substantial doubt about its ability to continue as a going concern. If Scilex is unable to continue as a going concern or defaults on the Notes, we may be unable to recover some or all of the principal amount of the Note, which could have a material adverse effect on our business, financial condition and results of operations.

The value of our investment into Lifeward may decline.

Pursuant to the Lifeward Share Purchase Agreement, among other customary closing conditions, upon the closing of the OraTech Share Purchase, Lifeward issued to us a number of Lifeward Ordinary Shares and pre-funded warrants equal to 49.99% of the Lifeward’s fully diluted equity capitalization, subject to certain adjustments, as of closing. The value of this investment is subject to risks and uncertainties. Lifeward is a medical device company, and its ability to generate value depends largely on the successful development, regulatory approval, and commercialization of its products. Any decline in the value of Lifeward’s ordinary shares could reduce the benefits we expect from this investment.

In addition, there is no guarantee that Lifeward will be able to service its repayment obligations under the Secured Promissory Note and the Notes issuable under the Lifeward Notes Purchase Agreement, as applicable. Although the Secured Promissory Note is secured by a lien on Lifeward’s cash and accounts receivable, and the Initial Notes are secured by a first priority security interest and liens on all of the assets of Lifeward, no assurance can be made that Lifeward will be able to repay the Secured Promissory Note or the Notes, as applicable, when due or that we will be able to foreclose on such assets and recover enough value upon the sale of such assets to repay the amounts owed to us. In such an event, we could lose all or a substantial portion of our loan investment. Additionally, Lifeward has disclosed in its periodic reports filed with the SEC that there is substantial doubt about its ability to continue as a going concern. If Lifeward is unable to continue as a going concern or defaults on the Secured Promissory Note or the Notes, we may be unable to recover some or all of the principal amount of the Secured Promissory Note or the Notes, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Common Stock

Future sales of our common stock by our existing stockholders could adversely affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur. We experienced a significant decline in the market price of our common stock and a significant increase in trading volume after announcing the results of our ORA-D-013-1 Phase 3 trial in January 2023. Any strategic decision we make as a result of our strategic review process may also negatively affect our common stock price or cause volatility in the market price of our common stock. Sales of large amounts of our securities or large variations in trading volume might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of March 26, 2026, we had outstanding 40,446,179 shares of common stock, a large majority of which are freely tradable. Giving effect to the exercise in full of all of our outstanding warrants, options and restricted stock units, or RSUs, including those currently unexercisable or unvested, we would have outstanding 45,887,558 shares of common stock.

Our issuance of warrants, options and RSUs to investors, employees and consultants may have a negative effect on the trading prices of our common stock as well as a dilutive effect.

We have issued and may continue to issue warrants, options, RSUs and convertible notes at, above or below the current market price. As of March 26, 2026, we had outstanding warrants exercisable for 20,000 shares of common stock at a weighted average exercise price of $4.13 and options exercisable for 1,548,633 shares of common stock at a weighted average exercise price of $7.1. We also had outstanding RSUs for 1,707,383 shares of common stock. In addition to the dilutive effect of a large number of shares of common stock and a low exercise price for the warrants and options, there is a potential that a large number of underlying shares of common stock may be sold in the open market at any given time, which could place downward pressure on the trading of our common stock.

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

We have operations in the State of Israel, and we are directly affected by political, economic and security conditions in that country. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. In addition, acts of terrorism, armed conflicts or political instability in the region could negatively affect local business conditions and harm our results of operations. We cannot predict the effect on the region of any diplomatic initiatives or political developments involving Israel or the Palestinians or other countries and territories in the Middle East. Recent political events, including political uprisings, social unrest and regime change, in various countries in the Middle East and North Africa have weakened the stability of those countries and territories, which could result in extremists coming to power. In addition, Iran has threatened to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza and Hezbollah in Lebanon. This situation has escalated in the past and may potentially escalate in the future to violent events which may affect Israel and us. On October 7, 2023, the State of Israel was attacked by and subsequently declared war on Hamas. Israel has been in an ongoing state of war with Hamas since that time. Following the attack by Hamas, Hezbollah, a terrorist organization in Lebanon has also launched missile, rocket, and shooting attacks against Israeli military sites, troops, and Israeli towns in northern Israel. In response to these attacks, the Israeli army has carried out a number of targeted strikes on sites belonging to Hezbollah in southern Lebanon and in October 2024, the Israeli military initiated a ground operation in Lebanon, primarily near the Israel-Lebanon border. In November 2024, Israel entered into a ceasefire agreement with Hezbollah, but there are no guarantees as to whether the agreement will hold or whether further hostilities will resume.

During 2024, Iran launched missile and unmanned aerial vehicle, or UAV, attacks on Israel. Most of the missiles and UAVs were intercepted by Israel’s defense systems, with support from the United States and other countries, including regional allies, preventing significant damage and resulting in no casualties. Despite the successful interceptions, the attacks posed an elevated threat to Israel’s security. On June 13, 2025, in light of continued nuclear threats and intelligence assessments indicating imminent attacks, Israel launched a preemptive strike directly targeting military and nuclear infrastructure inside Iran aimed to disrupt Iran’s capacity to coordinate or launch further hostilities against Israel, as well as disrupt its nuclear program. For 12 days, both sides launched attacks against one another, with Iran targeting civilian infrastructure. As a result of the escalation with Iran, Israel temporarily closed its airspace and ceased all port activity related to commercial shipments. On June 22, 2025, the U.S. military joined Israel in launching strikes directly targeting nuclear infrastructure in Iran. A U.S. brokered ceasefire took effect on June 24, 2025.

On February 28, 2026, Israel and the United States commenced coordinated military strikes against targets in Iran, including military and strategic infrastructure in response to ongoing regional tensions and recent escalations involving Iran’s nuclear and military activities. In response, Iran launched a series of retaliatory attacks against Israel, targeting major cities and strategic sites, which are ongoing. While most of these attacks have been intercepted to date, some resulted in civilian casualties and damage to property. Subsequently, Hezbollah launched attacks against Israel in retaliation for the killing of Ali Hosseini Khamenei, the former Supreme Leader of Iran, and in response, Israel launched attacks against Lebanon and Israeli ground forces have entered into Southern Lebanon, and hostilities between Israel and Hezbollah are ongoing. Iran subsequently began launching retaliatory strikes against U.S. and other targets in the Gulf region. The Israeli government has raised its alert level nationwide, and the situation remains highly unstable, with ongoing exchanges of fire and heightened risk of further escalation. Regional and international responses are ongoing, and the risk of broader conflict in the Middle East has increased.

In addition, in December 2024, Ba’athist Syria, led by President Bashar al-Assad, collapsed during a major offensive by opposition forces made up of several competing rebel groups. In response, the Israeli Defense Forces took control over a United Nations-designated buffer zone over Mount Hermon that separates Israel and Syria. Simultaneously, Israel conducted targeted military strikes against military assets in Syria, aiming to eliminate any chemical weapons storage sites that could be used by rebel groups and further weaken Iran’s operational capabilities in the region. While the transitional government of Syria has indicated that it is interested in reconstruction and stability rather than a continuation of conflicts with Israel, there are no guarantees that there will be no future escalation of hostilities or that Syria will not permit other neighboring countries to launch attacks at Israel from its territory.

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

Although we believe that there is no immediate risk to our business operations related to these events, our business, prospects, financial condition and results of operations could be materially adversely affected if such hostilities involving Israel continue or escalate or if trade or scientific cooperation between Israel and its current partners is interrupted or curtailed. Moreover, we cannot predict how the current conflicts in the Middle East will ultimately affect Israel’s economy in general, which may involve a downgrade in Israel’s credit rating by rating agencies (such as the recent downgrade by Moody’s of its credit rating of Israel from A1 to A2, in October 2023 and further downgrade to Baa1 with a negative outlook in September 2024, as well as the downgrade of its outlook rating from “stable” to “negative”). We may also be targeted by cyber terrorists specifically because we are an Israeli-related company. As of the date of this report, regional security risks remain elevated, and there can be no assurance that conditions will not deteriorate further during 2026.

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

Our stockholder rights plan, or “poison pill,” includes terms and conditions which could discourage a takeover or other transaction that stockholders may consider favorable.

On November 16, 2025, our Board declared a dividend of one common stock purchase right (a “Right”) for each outstanding share of common stock. The dividend was paid on November 27, 2025, to the stockholders of record at the close of business on November 27, 2025. Each Right initially entitles the registered holder to purchase from us one share of common stock at a price of $10.00 per share of common stock, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of November 17, 2025, as the same may be amended from time to time, between us and Continental Stock Transfer & Trust Company, as Rights agent. Until the earlier to occur of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons has become a person or group of affiliated or associated persons acquires beneficial ownership of 15% or more of the outstanding shares of common stock (an “Acquiring Person”) or (ii) 10 business days (or such later date as may be determined by action of the Board prior to such time as any person or group of affiliated or associated persons becomes an Acquiring Person) following the commencement of, or public announcement of an intention to make, a tender or exchange offer the consummation of which would result in any person or group of affiliated or associated persons becoming an Acquiring Person (the earlier of such dates being called the “Distribution Date”), the Rights will be evidenced, with respect to certificates representing Common Stock (or book entry shares of common stock) outstanding as of the Record Date, by such certificates (or such book entry shares). In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter have the right to receive upon exercise of a Right that number of shares of common stock (or cash, other assets, debt securities of the Company, or any combination thereof) having a market value of two times the exercise price of the Right.

The Rights have certain anti-takeover effects, including potentially discouraging a takeover that stockholders may consider favorable. The Rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by the board of directors.

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

ITEM 2. PROPERTIES.

Our corporate headquarters is located at 1185 Avenue of the Americas, New York, NY 10036. We currently lease approximately 2,842 square feet of office space at 20 Mamilla Street, Jerusalem, Israel under a lease that expires in August 31, 2030.

We believe that our existing facilities are suitable and adequate to meet our current business requirements. In the event that we should require additional or alternative facilities, we believe that such facilities can be obtained on short notice at competitive rates.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

Our common stock is traded on the Nasdaq Capital Market and on the Tel Aviv Stock Exchange, in each case under the symbol “ORMP.”

Holders

As of March 26, 2026, there were 40,446,179 shares of our common stock issued and outstanding held of record by approximately 40 registered stockholders. We believe that a significant number of stockholders hold their shares of our common stock in brokerage accounts and registered in the name of stock depositories and are therefore not included in the number of stockholders of record.

Dividend

On December 31, 2025, our Board of Directors declared a cash dividend of $0.25 per share of common stock, warrants and RSUs, payable to stockholders of record as of January 16, 2026. The aggregate amount of the dividend is $10,870. We do not expect that we will pay any dividends or other distributions to stockholders in the foreseeable future.

Shareholder Rights Plan

On November 16, 2025, our Board declared a dividend of one common stock purchase right (a “Right”) for each outstanding share of common stock. The dividend was paid on November 27, 2025, to the stockholders of record at the close of business on November 27, 2025. Each Right initially entitles the registered holder to purchase from us one share of common stock at a price of $10.00 per share of common stock, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of November 17, 2025, as the same may be amended from time to time, between us and Continental Stock Transfer & Trust Company, as Rights agent. Until the earlier to occur of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons has become a person or group of affiliated or associated persons acquires beneficial ownership of 15% or more of the outstanding shares of common stock (an “Acquiring Person”) or (ii) 10 business days (or such later date as may be determined by action of the Board prior to such time as any person or group of affiliated or associated persons becomes an Acquiring Person) following the commencement of, or public announcement of an intention to make, a tender or exchange offer the consummation of which would result in any person or group of affiliated or associated persons becoming an Acquiring Person (the earlier of such dates being called the “Distribution Date”), the Rights will be evidenced, with respect to certificates representing Common Stock (or book entry shares of common stock) outstanding as of the Record Date, by such certificates (or such book entry shares). In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter have the right to receive upon exercise of a Right that number of shares of common stock (or cash, other assets, debt securities of the Company, or any combination thereof) having a market value of two times the exercise price of the Right.

Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities were made during the three months ended December 31, 2025. that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Issuer Purchases of Equity Securities

In June 2024, our Board authorized a stock buyback and retirement program or, the “Buy-Back Program” pursuant to which we may, from time to time, repurchase up to $20,000,000 in maximum value of our common stock. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise in compliance with Rule 10b-18 under the Exchange Act. The Buy-Back Program does not obligate us to purchase any shares and the initial term was set to expire in June 2025. On May 21, 2025, our Board authorized a one-year extension of the Buy-Back Program, which was set to expire in June 2026. The authorization for the Buy-Back Program may be terminated, increased or decreased by our Board in its discretion at any time.

During 2025 and 2024, we have repurchased and retired shares of our common stock under the Buy-Back Program. During the year ended December 31, 2025, we repurchased an aggregate of 899,609 in shares of common stock for $2,155,000, including approximately $6,000 of excise tax, at an average price of $2.39 per share, and during the year ended December 31, 2024, we repurchased an aggregate of 1,036,976 shares of common stock for $2,494,000, including $10 of excise tax, at an average price of $2.40 per share. All repurchases were funded with cash on hand.

On October 20, 2025, we entered into a separate stock repurchase agreement with HTIT pursuant to which HTIT agreed to sell to us 1,155,367 shares of common stock at a purchase price of $2.23 per share for an aggregate price of $2,584,000, including approximately $8,000 of excise tax. Following such repurchase, the shares were cancelled and retired.

The following sets forth information with respect to repurchase and retirement made by the Company of its shares of common stock during the fourth quarter ended December 31, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1-31, 2025	1,155,367	$2.23	-	$16,794,198
November 1-30, 2025	570,366	$2.50	570,366	$15,366,989
December 1-31, 2025	-	$-	-	$15,366,989
Total	1,725,733	2.32		15,366,989

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

Overview of Operations

We are a pharmaceutical company engaged in the research and development of innovative pharmaceutical solutions with a technology platform that allows for the oral delivery of therapeutic proteins. In addition, we allocate capital to strategic investments in healthcare and life sciences companies that we believe complement our long-term business objectives and technology focus.

For additional information regarding our business and operations, please refer to Item 1 – Business.

 Reportable Segment

Our single reportable segment is focused on research and development activities related to our proprietary products and technologies.

Recent Developments

Scilex Warrant Agreement

In October 2025, we agreed to defer an amortization payment due from Scilex on October 1, 2025 under the amortization schedule included in the Tranche B Notes. The deferred amortization payment was subsequently paid to us in November 2025. In consideration for this deferral, Scilex agreed to issue to us warrants to purchase 100,000 shares of Scilex’s common stock, par value $0.0001 per share with an exercise price of $20. The warrants were issued on February 19, 2026.

Lifeward Share Purchase Agreement

On January 12, 2026, we entered into a Share Purchase Agreement or, the “Lifeward Share Purchase Agreement” with Lifeward and OraTech pursuant to which Lifeward acquired all of the outstanding equity interests of OraTech from us or’ the “Share Purchase Transaction”. Prior to the closing, we transferred to OraTech all intellectual property and related assets relating to our POD™ (Protein Oral Delivery) technology platform, together with cash to fund the next planned clinical trial and related development activities. As a result, commencing on the closing date of March 25, 2026, research and development expenses will be borne by Oratech.

In consideration for the acquisition of Oratech, Lifeward issued to us: (i) Lifeward Ordinary Shares and pre-funded warrants to purchase Lifeward Ordinary Shares representing up to 49.99% of Lifeward’s fully diluted equity capitalization at closing, subject to adjustments, which represents less than 45.0% of the outstanding Lifeward Ordinary Shares at closing; (ii) warrants to purchase Lifeward Ordinary Shares equal to the quotient of Lifeward’s net cash at closing divided by an exercise price of $5.40 per share, reflecting Lifeward’s 12-for-1 reverse share split effected on February 24, 2026 (which adjusted the original exercise price of $0.45 per share), subject to adjustments or, the “Share Purchase Warrants”; and (iii) revenue-sharing payments equal to 4% of the net revenue from Lifeward’s ReWalk Personal Exoskeleton products and related extended warranties for up to 10 years following closing, subject to certain caps and early termination upon the occurrence of specified events.

The closing of the Share Purchase Transaction was subject to customary closing conditions, including the approval of Lifeward’s shareholders for the issuance of more than 19.99% of Lifeward Ordinary Shares in accordance with Nasdaq listing standards. Such shareholder approval was obtained on March 12, 2026. The closing of the Share Purchase Transaction took place on March 25, 2026.

In connection with the transaction, Lifeward agreed to file a resale registration statement with the SEC covering the Lifeward Ordinary Shares issued in the transaction and those issuable upon exercise of the pre-funded warrants and warrants described above as soon as practicable following closing, but no later than 75 days after closing, and to use commercially reasonable efforts to have such registration statement declared effective within 75 days after closing (or 105 days in the event of a full SEC review).

Pre-Funded Warrants and Share Purchase Warrants

The Share Purchase Warrants were immediately exercisable upon issuance at an initial exercise price of $5.40 per share, reflecting Lifeward’s 12-for-1 reverse share split effected on February 24, 2026 (which adjusted the original exercise price of $0.45 per share), and expire five years from the date of issuance. The exercise price is subject to customary anti-dilution adjustments.

The Pre-Funded Warrants have an exercise price of $0.0012 per share (reflecting the reverse-split adjusted price of the original $0.0001 per share), subject to customary adjustments, and will remain exercisable until exercised in full.

We may not exercise any portion of the Pre-Funded Warrants or Share Purchase Warrants to the extent that, after giving effect to such exercise, we and our affiliates would beneficially own more than 45.0% of the outstanding Lifeward Ordinary Shares. This limitation will automatically increase to 49.99% once (i) the Investors no longer hold any Notes and (ii) the Investors have sold all Note Shares issued or issuable upon conversion of the Notes and related warrants. We may increase the beneficial ownership limitation upon at least 61 days’ prior notice to Lifeward; provided that, for so long as certain Lifeward warrants outstanding as of the issuance date remain outstanding, any such increase will require Lifeward’s consent, which may not be unreasonably withheld, conditioned or delayed.

In connection with the execution of the Lifeward Share Purchase Agreement, we entered into a lock-up agreement for a period of 120 days after the Closing, without the prior written consent of Lifeward.

Clinical Trial Management Agreement

In connection with the Lifeward Share Purchase Agreement, we agreed to enter into a clinical trial management or, the “Clinical Trial Management Agreement” with Oratech, pursuant to which we agreed to manage the clinical study of Oratech’s investigational oral insulin capsule product or, the “Study”, including providing clinical trial management and administrative services through study completion or, the “Services”. In consideration for the Services, OraTech will reimburse us for all reasonable out-of-pocket expenses actually incurred by us in providing the Services and payments made on behalf of OraTech to third parties and vendors, such as clinical sites, if applicable, subject to certain limitations and maximum payments as set forth in the Clinical Trial Management Agreement. The Clinical Trial Management Agreement will terminate upon completion of the Study unless earlier terminated in accordance with the terms set forth therein.

Notes Securities Purchase Agreement

On January 12, 2026, we entered into a Securities Purchase Agreement or, the “Lifeward Notes Purchase Agreement” with Lifeward and other investors pursuant to which we agreed to purchase, in a private placement, up to $18,000,000 of senior secured convertible notes issued by Lifeward, together with accompanying warrants to purchase Lifeward Ordinary Shares.

At the initial closing, we purchased $9,000,000 aggregate principal amount of such notes or, the “Initial Notes”. The Initial Notes bear interest at 8% per annum, payable semi-annually, and mature three years from the date of issuance. The Initial Notes are convertible into Lifeward Ordinary Shares at an initial conversion price of $5.40 per share, reflecting Lifeward’s 12-for-1 reverse share split effected on February 24, 2026 (which adjusted the original conversion price of $0.45 per share), subject to customary anti-dilution adjustments.

We also agreed to purchase an additional $9,000,000 aggregate principal amount of notes or, the “Additional Notes” and together with the Initial Notes, or, the “Notes”, together with accompanying warrants, on substantially the same terms as the Initial Notes.

The closing of the Additional Notes is subject to customary closing conditions and either:

(i) Lifeward achieving at least a 150% increase in ReWalk unit sales compared to the trailing twelve-month period immediately preceding the Additional Closing; or

(ii) the closing price of Lifeward Ordinary Shares equaling or exceeding $13.80 per share, reflecting Lifeward’s 12-for-1 reverse share split (which adjusted the original $1.15 threshold), for 10 consecutive trading days immediately prior to the Additional Closing.

The closing of the Initial Notes was subject to customary closing conditions, including the approval of Lifeward’s shareholders for the issuance of more than 19.99% of Lifeward Ordinary Shares in accordance with Nasdaq listing standards. Such shareholder approval was obtained on March 12, 2026.

In connection with the transaction, Lifeward agreed to file a resale registration statement with the SEC covering the Lifeward Ordinary Shares issuable upon conversion of the Notes and exercise of the related warrants within 30 days after the Initial Closing, and to use commercially reasonable efforts to have the registration statement declared effective within 45 days thereafter (or 75 days in the event of a full SEC review).

Results of Operations

The table and discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the years ended December 31, 2025 and December 31, 2024. For a comparison of our results of operations and financial condition for the year ended December 31, 2024 and the year ended December 31, 2023, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025.

	Year ended December 31,
	2025	2024
	(dollar amounts in thousands, except per share data)
Revenues	$2,000	$-
Cost of revenue	(1,987)	-
Gross profit	13	-

Research and development expenses	(6,381)	(6,324)
General and administrative expenses	(8,720)	(6,457)
Other income, net	958	-
Interest expenses	-	(853)
Financial income (expenses), net	89,454	(2,286)
Income (loss) before tax expenses	75,324	(15,920)
Tax expenses	(11,308)	(3,183)
Net income (loss) for the Year	64,016	(19,103)

Net income (loss) attributable to:
Non-controlling interest	(34)	(43)
Company’s stockholders	64,050	(19,060)

Basic income (loss) per share of common stock	$1.53	$(0.48)
Diluted income (loss) per share of common stock	$1.50	$(0.48)

Weighted average number of shares of common stock used in computing basic income (loss) per share of common stock	41,402,997	40,850,446
Weighted average number of shares of common stock used in computing diluted income (loss) per share of common stock	42,418,644	40,850,446

Revenues

On November 30, 2015, we entered into a Technology License Agreement, with HTIT and on December 21, 2015, the parties entered into an Amended and Restated Technology License Agreement that was further amended by the parties on June 3, 2016 and July 24, 2016 or, the “HTIT License Agreement”. On February 7, 2025, we and HTIT entered into the JV Agreement, amending the Initial JV Agreement. Pursuant to the terms of the JV Agreement, we and HTIT irrevocably agreed to the mutual release and waiver of (i) any claims and demands against each party in connection with the HTIT License Agreement, and (ii) all rights, obligations and liabilities set out and arising with respect to the performance of the HTIT License Agreement.

We recognized $2,000,000 revenue related to the HTIT License Agreement for the year ended December 31, 2025, while there were no revenues for the year ended December 31, 2024.

Cost of Revenues

On February 18, 2025, we received approval from Israel Innovation Authority or, the “IIA”, to transfer all of our IIA-funded technology to OraTech in accordance with the terms of the JV Agreement. This approval was granted upon the condition that we pay the aggregate IIA grant amount, plus accrued interest, less all royalties paid to date.

On February 27, 2025, we fulfilled our payment obligation by remitting approximately $2,046,000 to the IIA, and as result we have no further obligations to the IIA. $1,987,000 of the amount is recognized in cost of revenue for the year ended December 31, 2025. The amount of $59,000 was recognized in previous periods. There were no costs of revenue for the year ended December 31, 2024.

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

Research and development expenses for the year ended December 31, 2025 decreased by 1% to approximately $6,381,000, compared to approximately $6,324,000 for the year ended December 31, 2024. The decrease was primarily attributable to lower raw materials expenses, which was partially offset by an increase in CRO expenses.

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

All grants were received before the year ended August 31, 2020, and recorded as a reduction of research and development expenses at that time. At the time the grants were received, successful development of the related projects was not assured. The total amount that was received through December 31, 2025, was approximately $2,213,000 ($2,570,000 including interest).

General and Administrative Expenses

General and administrative expenses include the salaries and related expenses of our management, consulting expenses, legal and professional fees, travel expenses, business development expenses, insurance expenses and other general expenses.

General and administrative expenses for the year ended December 31, 2025 increased by 35% to approximately $8,720,000, compared to approximately $6,457,000 for the year ended December 31, 2024. The increase was mainly due to an increase in stock-based compensation expenses and an increase in professional fees, which were partially offset by a decrease in D&O insurance expenses.

Interest Expenses

There were no interest expenses for the year ended December 31, 2025, compared to approximately $853,000 for the year ended December 31, 2024, since the Short-Term Borrowings (as defined below) received from Discount Bank Ltd. were terminated during the second quarter of 2024.

Financial Income, Net

Net financial income was approximately $89,454,000 for the year ended December 31, 2025, compared to approximately $3,139,000 net financial expenses for the year ended December 31, 2024. The increase was primarily due to the revaluation of the investment in Alpha Tau and Scilex.

Tax on income

During the year ended December 31, 2025, we recognized tax expenses on income of approximately $11,308,000, compared to tax expenses on income of approximately $3,183,000 for year ended December 31, 2024. The increase in tax expense is primarily attributable to deferred tax expenses of approximately $8,095,000, mainly related to our investment in Alpha Tau, while the current tax expense is primarily attributable to Scilex.

Liquidity and Capital Resources

From our inception through December 31, 2025, we have incurred losses in an aggregate amount of approximately $123,436,000. During that period and through December 31, 2025, we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of approximately $255,384,000, net of transaction costs. During that period, we also received cash consideration of approximately $28,001,000 from the exercise of warrants and options. We expect to seek additional financing through similar sources in the future, as needed. As of December 31, 2025, we had approximately $45,947,000 of available cash and approximately $10,979,000 of short-term bank deposits. In addition, we hold various of interest in certain investments, including in Scilex, Alpha Tau, Hapisga and others, as further detailed in this report.

From inception through December 31, 2025, we have not generated significant revenues from our operations (other than recognizing deferred revenue related to the HTIT License Agreement, as described above). Although, we have increased the research and development activities related to the new Phase 3 clinical trial, our research and development activities have been significantly reduced while we conducted a strategic review process, following the termination of the ORA-D-013-1 and ORA-D-013-2 Phase 3 trials. Following the preparation and expected initiation of the revised oral insulin clinical trial, we expect to incur increased research and development expenses in future periods, and we will need substantial additional funds. These expenses will be incurred through OraTech, as part of the Lifeward transaction. For additional information regarding see note 21 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

On August 8, 2023, we borrowed an aggregate of $99,550,000 pursuant to loan agreements from Israel Discount Bank Ltd or, the “Short-Term Borrowings”. The Short-Term Borrowings mature on dates ranging from August 11, 2023 to May 24, 2024, bear interest ranging from 6.66% to 7.38%, were secured by certificates of deposits issued by Israel Discount Bank Ltd. having an aggregate face amount of $99,550,000. The net proceeds of the Short-Term Borrowings were used to fund the Tranche A Note. The Short-Term Borrowings were paid in one payment of principal and interest at each respective maturity. As of December 31, 2025, we repaid the entire Short-Term Borrowings amount.

As of December 31, 2025, our total current assets were approximately $133,271,000 and our total current liabilities were approximately $19,086,000. On December 31, 2025, we had a working capital surplus of approximately $114,185,000 and an accumulated loss of approximately $123,436,000. As of December 31, 2024, our total current assets were approximately $143,221,000 and our total current liabilities were approximately $5,685,000. On December 31, 2024, we had a working capital surplus of approximately $137,536,000 and an accumulated loss of approximately $176,616,000. The decrease in working capital surplus was mainly due to dividends payable together with a decrease in cash and cash equivalents and short-term deposits that was partially offset by an increase in investments at fair value and marketable securities.

During the year ended December 31, 2025, cash and cash equivalents decreased to approximately $45,947,000 from approximately $54,420,000 as of December 31, 2024. The decrease was mainly due to the reasons described below.

Operating activities used cash of approximately $9,145,000 in the year ended December 31, 2025, compared to approximately $8,412,000 used in the year ended December 31, 2024. Cash used in operating activities primarily consisted of research and development expenses, and general and administrative expenses.

Investing activities provided cash of approximately $5,443,000 in the year ended December 31, 2025, compared to approximately $105,817,000 provided in the year ended December 31, 2024. Cash provided by investing activities in the year ended December 31, 2025 consisted primarily of proceeds from short-term deposits and proceeds from repayments by Scilex, partially offset by purchase of short-term deposits and investments at fair value in Alpha Tau, Hapisga, Lifeward and marketable securities. Cash provided by investing activities in the year ended December 31, 2024, consisted primarily of proceeds from short-term deposits and proceeds from repayments by Scilex under the Tranche A Note.

Financing activities used cash of approximately $4,741,000 in the year ended December 31, 2025, compared to cash of approximately $52,036,000 used in the year ended December 31, 2024. Cash used for financing activities in the year ended December 31, 2025, consisted primarily of purchase of treasury shares. Cash used in financing activities in the year ended December 31, 2024, consisted primarily of repayments of the Short-Term Borrowings and repurchases of our shares.

Our primary financing activities for the year ended December 31, 2025, were as follows:

●	In June 2024, our Board authorized a stock buyback and retirement program pursuant to which we may, from time to time, repurchase up to $20,000,000 in maximum value of our common stock. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise in compliance with Rule 10b-18 under the Exchange Act or, the “Buy-Back Program”. The Buy-Back Program does not obligate us to purchase any shares and expires in 12 months. The authorization for the Buy-Back Program may be terminated, increased or decreased by our Board in its discretion at any time. On May 21, 2025, our board of directors authorized a one-year extension of the Buy-Back Program, which was set to expire in June 2026.

●	During 2025 and 2024, we have repurchased and retired shares of our common stock under the Buy-Back Program. In 2025, we repurchased 899,609 shares for $2,155, including $6 of excise tax, at an average price of $2.39 per share and in 2024, we repurchased 1,036,976 shares for $2,494, including $10 of excise tax, at an average price of $2.4 per share. All repurchases were funded with cash on hand.

●	On October 20, 2025, we entered a separate share repurchase agreement with HTIT pursuant to which HTIT sold back to us 1,155,367 shares of common stock at a purchase price of $2.23 per share for an aggregate price of $2,584,000, including $8 of excise tax. Following such repurchase, the shares were cancelled and retired.

Trend Information

Concurrently, we are examining our existing pipeline and have commenced an evaluation process of potential strategic opportunities, with the goal of enhancing value for our stockholders. At this time, we cannot foresee how these strategic decisions will impact our financial results and operations.

Planned Expenditures

In previous years, we primarily invested in research and development. If we proceed to conduct a new clinical trial for our oral insulin candidate, we expect that in the upcoming years our research and development expenses will continue to be our major operating expense; however, if this clinical trial is conducted through OraTech, these costs will be borne by OraTech and not by us. In addition, consistent with our broader corporate strategy, we may allocate capital to selected strategic initiatives and collaborations intended to support long-term growth and diversification of our business.

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

Determining the fair value of the components above required significant judgment with regards to the expected repayment date of the Notes. The total value of the 2023 Scilex Transaction (and of each of its components) was valued on a weighted average of the different scenarios.

On September 4, 2024, we entered into a loan agreement to finance a real estate project or the Profit Sharing Loan Agreement. We decided to designate the Profit Sharing Loan Agreement as a whole under the fair-value option. The valuation of the Profit Sharing Loan Agreement was based on various project profit scenarios derived from the appraiser’s report.

On March 24, 2025, we entered into a loan agreement to finance a real estate project, Hapisga. We decided to designate the loan agreement as a whole under the fair-value option. The valuation of the loan agreement was calculated in accordance with the weighted average expected cashflows of the loan.

On April 24, 2025, we entered into a share purchase agreement and a services agreement with Alpha Tau (“Alpha Tau SPA”, “Services Agreement”). We decided to designate the Alpha Tau SPA and the Services Agreement as a whole under the fair-value option. The valuation of the Alpha Tau SPA was determined using the closing price of Alpha Tau’s ordinary shares, and the fair value of the warrants issued under the Services Agreement are calculated based on Black-Scholes model.

On November 14, 2025, we entered into a secured note with Lifeward, pursuant to which Lifeward borrowed $3,000,000. The valuation of the note was determined using a binomial model.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934 we are not required to provide information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the current framework for Internal Control-Integrated Framework (2013) set forth by The Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025 at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

10b5-1 Trading Arrangements

During the fourth fiscal quarter ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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

Name	Age	Position	Serving Since
Nadav Kidron	51	President, Chief Executive Officer, Director and Chairman	2006
Dr. Miriam Kidron	85	Chief Scientific Officer and Director	2006
Avraham Gabay	41	Chief Financial Officer and Treasurer	2024
Joshua Hexter	55	Chief Operating & Business Officer	2019
Dr. Daniel Aghion	44	Director	2024
Dr. Arie Mayer	69	Director	2019
Yehuda Reznick	78	Director	2024
Benjamin Shapiro	42	Director	2023

Mr. Nadav Kidron was appointed President, Chief Executive Officer and director in March 2006, and Chairman of the Board effective as of June 30, 2022. He is also Chairman of the board of MDG Real Estate Global, Ltd., director of Alpha Tau Medical Ltd., director of Israel Advanced Technology Industries organization and until 2016 was a director of Entera Bio Ltd. In 2009, he was a fellow at the Merage Foundation for U.S.-Israel Trade Programs for executives in the life sciences field. From 2003 to 2006, he was the managing director of the Institute of Advanced Jewish Studies at Bar Ilan University. From 2001 to 2003, he was a legal intern at Wine, Mishaiker & Ernstoff Law Offices in Jerusalem, Israel. Mr. Kidron holds an LL.B. and an International MBA from Bar Ilan University, Israel.

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

Mr. Avraham Gabay was appointed Chief Financial Officer, Treasurer and Secretary in June 2024. Prior to his appointment, Mr. Gabay served as interim chief financial officer of BiomX Inc. (NYSE American: PHGE) during 2023. From 2021 until 2023, Mr. Gabay served as the chief financial officer at Oravax Inc., a 63% owned subsidiary of the Company. From 2019 until 2021, Mr. Gabay was the chief financial officer of the Company. From 2015 to 2019, Mr. Gabay served as VP Finance at Orcam Technologies Ltd. From 2014 to 2015, Mr. Gabay provided economic services in the advisory department of KPMG Israel, a certified public accounting firm, and from 2013 to 2014, he worked in the tax department of the law firm Gornitzky & Co. In addition, Mr. Gabay serves as a director on the board of Sade Real Estate YS Ltd. (TASE: SADE). Mr. Gabay holds a bachelor’s degree in law and accounting (magna cum-laude) from Tel-Aviv University, an MBA in healthcare innovation from Reichman University and is a certified public accountant in Israel and a member of the Israeli Bar Association.

Mr. Joshua Hexter was appointed Chief Operating and Business Officer in September 2019. Mr. Hexter has been affiliated with Oramed since 2013, initially serving as Chief Operating Officer and VP Business Development from 2013 to 2018, and returning to the Company in his current role in 2019. In the intervening period, Mr. Hexter served as Chief Business Officer at BrainsWay Ltd. (Nasdaq/TASE: BWAY) from 2018 to 2019, a commercial stage medical device company focused on the development and sale of non-invasive neuromodulation products. Prior to that, Mr. Hexter was Executive Director at BioLineRx Ltd. (Nasdaq/TASE: BLRX) from 2007 to 2013, a biopharmaceutical development company dedicated to identifying, in-licensing and developing innovative therapeutic candidates. Prior to his employment with BioLineRx, Mr. Hexter was Chief Executive Officer of Biosensor Systems Design, Inc., a company developing market-driven biosensors. Mr. Hexter holds a bachelor’s degree from the University of Wisconsin and a master’s degree in management.

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

There is no arrangement or understanding between any of the directors or officers identified above and any other person pursuant to which he was selected as a director or officer. None of the directors or officers identified above is, or has been, a participant in any transaction involving the Company, and is not a participant in any proposed transaction with the Company, in each case, required to be disclosed pursuant to Item 404(a) of Regulation S-K, other than as described in the “Certain Relationships and Related Transactions, and Director Independence” section contained herein.

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

Our Board has reviewed the independence of our directors based on the listing standards of the Nasdaq Stock Market (“Nasdaq”). The Board has determined that Dr. Daniel Aghion, Dr. Arie Mayer, Yehuda Reznick and Benjamin Shapiro are independent as defined under the rules promulgated by the Nasdaq.

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

Family Relationships

There are no family relationships among our directors or executive officers, except that Dr. Miriam Kidron is Mr. Nadav Kidron’s mother.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

●	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board Meeting Attendance

During the year ended December 31, 2025, our Board held six meetings and took action by written consent on four occasions. Except Mr. Benjamin Shapiro, all of our directors attended at least 75% of the aggregate number of meetings of the Board and the committees that were held during the period such director served on the Board. Board members are encouraged to attend our annual meetings of stockholders.

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

Our Audit Committee met four times and took action by written consent on two occasions during the year ended December 31, 2025.

Investment Committee

The Board of Directors established an Investment Committee on June 5, 2025, to oversee our investment activities. The Investment Committee is composed of two members of the Board of Directors, currently including Dr. Daniel Aghion and Yehuda Reznick. The primary responsibilities of our Investment Committee include:

●	Overseeing the Company’s investment strategy and portfolio management;

●	Reviewing the investment policies, asset allocations, and investment decisions;

●	Monitoring and evaluating the performance of investments and assessing risk;

●	Providing regular reports and recommendations to the Board on the status and performance of the Company’s investments;

●	Approving major investment decisions, including acquisitions, divestitures, and large-scale investments; and

●	Monitoring the Company’s investments and consider the implications of the Company’s investments and proposed investments under the Investment Company Act of 1940 (the “1940 Act”) to ensure the Company’s compliance with the 1940 Act.

Our Investment Committee met one time and took action by written consent on one occasion during the year ended December 31, 2025.

Compensation Committee

For the year ended December 31, 2025, the members of our Compensation Committee were Dr. Daniel Aghion, Yehuda Reznick and Leonard Sank. Following Mr. Sank’s resignation, the Compensation Committee is composed of Dr. Aghion and Mr. Reznick. The Board has determined that all of the members of the Compensation Committee are “independent” as defined by the rules of the SEC and Nasdaq rules and regulations. The Compensation Committee operates under a written charter that is posted on the “Investors” section of our website, www.oramed.com. The primary responsibilities of our Compensation Committee include:

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

Our Compensation Committee met two times and took action by written consent on three occasions during the year ended December 31, 2025.

Nominating Committee

The members of our Nominating Committee were Dr. Arie Mayer and Leonard Sank. The Board has determined that all of the members of the Nominating Committee are “independent” as defined by the rules of the SEC and Nasdaq rules and regulations. The Nominating Committee operates under a written charter that is posted on the “Investors” section of our website, www.oramed.com. The primary responsibilities of our Nominating Committee include:

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

Our Nominating Committee did not meet and took one action by written consent during the year ended December 31, 2025.

Scientific Advisory Board

We maintain a Scientific Advisory Board consisting of internationally recognized scientists who advise us on scientific and technical aspects of our business. The Scientific Advisory Board meets to review specific projects and to assess the value of new technologies and developments to us. In addition, individual members of the Scientific Advisory Board meet with us to provide advice in their particular areas of expertise. The Scientific Advisory Board consists of the following members, information with respect to whom is set forth below: Professor Roy Eldor, Professor Ele Ferrannini, Dr. Alexander Fleming, Professor Avram Hershko, Dr. Julio Rosenstock and Dr. Jay Skyler.

Professor Roy Eldor, MD, PhD, joined the Oramed Scientific Advisory Board in July 2016. He is an endocrinologist, internist and researcher with over twenty years of clinical and scientific experience. He is currently Director of the Diabetes Unit at the Institute of Endocrinology, Metabolism & Hypertension at the Tel-Aviv Sourasky Medical Center. Prior to that, Dr. Eldor served as Principal Scientist at Merck Research Laboratories, Clinical Research – Diabetes & Endocrinology. He previously served as a senior physician in internal medicine at the Diabetes Unit in Hadassah Hebrew University Hospital in Jerusalem, Israel; and the Diabetes Division at the University of Texas Health Science Center in San Antonio, Texas. Dr. Eldor is a recognized expert, with over 50 peer reviewed papers and book chapters, and has been a guest speaker at numerous international forums.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that each of our directors and executive officers, and any other person who owns more than ten percent (10%) of our common stock, file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. To our knowledge, based solely on information furnished to us and written representations by such persons that no such other reports were required to be filed, we believe that all such SEC filing requirements were met in a timely manner during 2025.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation earned by our NEOs for the years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (1)(2)	RSUs and PSUs Awards ($) (3)	All Other Compensation ($) (1)(4)	Total ($)
Nadav Kidron	2025	619,529	379,935	3,709,269	65,927	4,774,460
President, Chief Executive Officer and Chairman(5)	2024	540,145	270,767	1,224,760	62,017	2,097,689

Dr. Miriam Kidron	2025	439,902	271,994	1,406,033	48,455	2,166,384
Chief Scientific Officer and director(5)	2024	408,104	155,291	951,545	19,607	1,534,547

Joshua Hexter	2025	285,432	218,148	1,299,065	79,753	1,882,398
Chief Operating and Business Officer	2024	259,038	93,992	608,545	69,875	1,031,450

(1)	Amounts paid for Salary, Bonus and All Other Compensation that were originally denominated in NIS were translated into U.S. Dollars at the then average exchange rate for the period.

(2)	Bonuses were granted at the discretion of the Compensation Committee.

(3)	For RSU and performance stock unit, or PSU, awards, the amounts reflect the grant date fair value, as calculated pursuant to ASC Topic 718 “Compensation–Stock Compensation.” The assumptions used to determine the fair value of the RSU awards are set forth in note 14 to our audited consolidated financial statements. Our NEOs will not realize the value of these awards in cash unless and until the awards vest and the underlying shares are issued and subsequently sold.

(4)	See “All Other Compensation Table” below.

(5)	See “Employment and Consulting Agreements” below.

All Other Compensation Table

The “All Other Compensation” amounts set forth in the Summary Compensation Table above consist of the following:

Name	Year	Automobile- Related Expenses ($)	Manager’s Insurance (1)($)	Education Fund ($)	Total ($)
Nadav Kidron	2025	29,331	32,499	4,097	65,927
	2024	30,505	27,690	3,822	62,017

Dr. Miriam Kidron	2025	25,009	20,325	3,121	48,455
	2024	19,607	-	-	19,607

Joshua Hexter	2025	17,382	42,243	20,128	79,753
	2024	16,217	34,219	19,439	69,875

(1)	Manager’s insurance and education funds are customary benefits provided to employees based in Israel. Manager’s insurance is a combination of severance savings (in accordance with Israeli law), defined contribution tax-qualified pension savings and disability insurance premiums. An education fund is a savings fund of pre-tax contributions to be used after a specified period of time for educational or other permitted purposes.

Employment and Consulting Agreements

Miriam Kidron

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

Effective as of April 1, 2025, the Company entered into a consulting agreement with KNRY, whereby the Chief Scientific Officer, through KNRY, provides services as Chief Scientific Officer of the Company. The agreement is terminable by either party upon 140 days prior written notice. The agreement provides that KNRY will be reimbursed for reasonable expenses incurred in connection with performance of the agreement. The Chief Scientific Officer receives a monthly consulting fee of NIS 67,275. Pursuant to the agreement, KNRY and the Chief Scientific Officer each agree that during the term of the agreement and for a 12-month period thereafter, none of them will compete with the Company nor solicit employees of the Company.

Effective as of January 1, 2026, monthly consulting fee of the Chief Scientific Officer is NIS 71,648.

In addition, the Company, through the Subsidiary, has entered into an employment agreement with the Chief Scientific Officer, effective as of April 1, 2025, pursuant to which the Chief Scientific Officer receives a gross monthly salary of NIS 51,750 in consideration for her services as Chief Scientific Officer of the Subsidiary. In addition, the Chief Scientific Officer is provided with a phone and a company car pursuant to the terms of her agreement.

Effective as of January 1, 2026, the gross monthly salary of the Chief Scientific Officer is NIS 55,114.

Nadav Kidron

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

Effective as of January 1, 2026, the monthly consulting fee of the Chief Executive Officer is NIS 118,587.

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

Effective as of January 1, 2026, the gross monthly salary of the Chief Executive Officer is NIS 63,186.

Joshua Hexter

We, through Oramed Ltd., have entered into an employment agreement with Joshua Hexter as of August 18 , 2019, pursuant to which Mr. Hexter was appointed as Chief Operating and Business Officer of the Company and Oramed Ltd., effective September 19, 2019. In accordance with the employment agreement, as amended, Mr. Hexter’s current gross monthly salary is NIS 81,466, effective as of July 1, 2024, and he will be provided with a company car allowance pursuant to the terms of his agreement.

Effective as of January 1, 2026, the gross monthly salary of the Chief Operating and Business Officer is NIS 86,761.

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

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2025

The following table sets forth information concerning stock options and stock awards held by the NEOs as of December 31, 2025.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of shares that have not vested (#)		Market value of shares that have not vested ($)
Nadav Kidron	49,000	(1)	-		7.77	6/30/27
	97,000	(2)	-		8.14	1/31/28
	196,500	(3)(4)	-		3.16	2/26/29
	190,000	(5)	-		4.80	1/8/30
	150,000	(6)			10.40	2/3/31
	80,250	(7)	26,750	(7)	13.89	1/3/32
	116,127	(8)			3.91	9/17/32
							1,357,306	(9-22)	3,868,320

Dr. Miriam Kidron	69,999	(24)	-		7.77	6/30/27
	47,000	(25)	-		8.14	1/31/28
	104,000	(26)(4)	-		3.16	2/26/29
	100,000	(27)			4.80	1/8/30
	100,000	(28)			10.40	2/3/31
	54,000	(29)	18,000	(29)	13.89	1/3/32
							633,748	(30-42)	1,806,181

Joshua Hexter	100,000	(43)			3.69	9/11/29
			100,000	(44)	3.69	9/11/29
	50,000	(45)			10.40	2/3/31
	27,000	(46)	9,000	(46)	13.89	1/3/32	501,741	(47-56)	1,334,962

(1)	On June 30, 2017, 147,000 options were granted to Nadav Kidron under the 2008 Plan at an exercise price of $7.77 per share; 49,000 of such options vested on December 31, 2017 and the remainder vested in two equal installments of 49,000 on each of December 31, 2018 and December 31, 2019, subject to the Company share price reaching the target of $9.50 and $12.50 per share, respectively. The options expire on June 30, 2027. As of December 31, 2021, 98,000 of these options were forfeited.

(2)	On January 31, 2018, 97,000 options were granted to Nadav Kidron under the 2008 Plan at an exercise price of $8.14 per share; 97,000 of such options vested in four equal installments of 24,250 on each of January 1, 2019, January 1, 2020, January 1, 2021 and January 1, 2022. The options expire on January 31, 2028.

(3)	On February 26, 2019, 196,500 options were granted to Nadav Kidron under the 2008 Plan at an exercise price of $3.16 per share; 196,500 of such options vested in four equal installments of 49,125 on each of December 31, 2019, December 31, 2020, December 31, 2021 and December 31, 2022. The options expire on February 26, 2029. For additional information, see footnote 4 below.

(4)	On September 11, 2019, these options were canceled and re-granted under the 2019 Plan in the same amounts and under the same terms as the original grants.

(5)	On January 8, 2020, 190,000 options were granted to Nadav Kidron under the 2019 Plan at an exercise price of $4.80 per share. 190,000 of the options vested in four equal installments of 47,500 on each of December 31, 2020, December 31, 2021, December 31, 2022 and December 31, 2023. The options expire on January 8, 2030.

(6)	On February 3, 2021, 150,000 options were granted to Nadav Kidron under the 2019 Plan at an exercise price of $10.40 per share. 150,000 of the options vested in four equal installments of 37,500 on each of December 31, 2021, December 31, 2022 and December 31, 2023, and December 31, 2024. The options expire on February 3, 2031.

(7)	On January 3, 2022, 107,000 options were granted to Nadav Kidron under the 2019 Plan at an exercise price of $13.89 per share. 80,250 options vested in three equal installments of 26,750 on each of January 1, 2023, January 1, 2024 and January 1, 2025. The remainder 26,750 shall vest on January 1, 2026. The options expire on January 3, 2032.

(8)	On September 18, 2022, 116,127 options were granted to Nadav Kidron under the Oravax Medical Inc. 2021 Long-Term Incentive Plan at an exercise price of $3.91 per share. 116,127 of the options vested in four installments on each of September 18, 2022, December 31, 2022, December 31, 2023 and December 31, 2024. The options expire on September 17, 2032.

(9)	On November 13, 2014, 9,788 RSUs, representing a right to receive shares of the Company’s common stock, were granted to Nadav Kidron. The RSUs vested in two equal installments, each of 4,894 shares, on November 30 and December 31, 2014. The shares of common stock underlying the RSUs will be issued upon request of the grantee.

(10)	On February 23, 2015, 79,848 RSUs, representing a right to receive shares of the Company’s common stock, were granted to Nadav Kidron. The RSUs vested in 23 installments consisting of one installment of 6,654 shares on February 28, 2015 and 22 equal monthly installments of 3,327 shares each, commencing March 31, 2015. The shares of common stock underlying the RSUs will be issued upon request of the grantee.

(11)	On February 3, 2021, 300,000 PSUs, representing a right to receive shares of the Company’s common stock, were granted to Nadav Kidron. 100,000 RSUs vested on August 31, 2021 ,100,000 RSUs vested on February 10, 2025, and 100,000 RSUs shall vest upon our common stock achieving a specified price per share.

(12)	On January 3, 2022, 63,000 RSUs representing a right to receive shares of the Company’s common stock were granted to Nadav Kidron. 47,250 RSUs vested in three equal installments, each of 15,750 shares on January 1, 2023, January 1, 2024 and January 1, 2025. The remainder 15,750 shall vest on January 1, 2026. The shares of common stock underlying the RSUs will be issued upon request of the grantee.

(13)	On July 28, 2022, 126,000 RSUs representing a right to receive shares of the Company’s common stock were granted to Nadav Kidron. 84,000 RSUs vested in two equal installments, each of 42,000 shares on January 1, 2024 and January 1, 2025. The remainder 42,000 shall vest on January 1, 2026. The shares of common stock underlying the RSUs will be issued upon request of the grantee.

(14)	On April 17, 2023, 279,000 RSUs representing a right to receive shares of the Company’s common stock were granted to Nadav Kidron. 255,750 RSUs vested in eleven equal quarterly installments of 23,250 starting May 1, 2023 and the remainder of 23,250 shall vest on February 1, 2026.

(15)	On January 4, 2024, 329,000 RSUs representing a right to receive shares of the Company’s common stock were granted to Nadav Kidron. 329,000 RSUs vested in twelve equal quarterly installments of 27,417 starting January 8, 2024.

(16)	On January 4, 2024, 141,000 PSUs representing a right to receive shares of the Company’s common stock were granted to Nadav Kidron. The total amount of the PSUs vested on February 10, 2025 upon the satisfaction of certain market conditions.

(17)	On January 2, 2025, The Board modified 294,000 outstanding PSUs that were granted to the Company’s executive officers adjusting the vesting criteria from market condition to performance targets.

(18)	On January 2, 2025, 433,500 RSUs representing a right to receive shares of the Company’s common stock were granted to Nadav Kidron. The RSUs vested in twelve quarterly installments of 36,125 starting January 1, 2025.

(19)	On January 2, 2025, 186,000 PSUs representing a right to receive shares of the Company’s common stock were granted to Nadav Kidron. The total amount of the PSUs vested on February 10, 2025 upon the satisfaction of certain performance conditions.

(20)	On December 31, 2025, 299,750 RSUs representing a right to receive shares of the Company’s common stock were granted to Nadav Kidron. The RSUs shall vest in eleven quarterly installments of 27,250 starting April 1, 2026.

(21)	On December 31, 2025, 109,000 PSUs representing a right to receive shares of the Company’s common stock were granted to Nadav Kidron. The total amount of the PSUs vest upon the satisfaction of certain performance conditions.

(22)	On December 31, 2025, 109,000 PSUs representing a right to receive shares of the Company’s common stock were granted to Nadav Kidron. The total amount of the PSUs vest upon the satisfaction of certain performance conditions or certain market conditions.

(23)	On December 31, 2025, 259,890 RSUs representing a right to receive shares of the Company’s common stock were granted to Nadav Kidron. 259,890 RSUs shall vest in one installment on January 1, 2026.

(24)	On June 30, 2017, 69,999 options were granted to Dr. Miriam Kidron under the 2008 Plan at an exercise price of $7.77 per share; Such options vested in three equal installments of 23,333 on each of December 31, 2017, December 31, 2018 and December 31, 2019. The options have an expiration date of June 30, 2027.

(25)	On January 31, 2018, 47,000 options were granted to Dr. Miriam Kidron under the 2008 Plan at an exercise price of $8.14 per share; 47,000 of such options vested in four equal installments of 11,750 on each of January 1, 2019, January 1, 2020, January 1, 2021 and January 1, 2022. The options expire on January 31, 2028.

(26)	On February 26, 2019, 104,000 options were granted to Dr. Miriam Kidron under the 2008 Plan at an exercise price of $3.16 per share; 104,000 of such options vested in four equal installments of 26,000 on each of December 31, 2019, December 31, 2020, December 31, 2021 and December 31, 2022. The options expire on February 26, 2029. For additional information, see footnote 4 above.

(27)	On January 8, 2020, 100,000 options were granted to Dr. Miriam Kidron under the 2019 Plan at an exercise price of $4.80 per share. 100,000 of the options vested in four equal installments of 25,000 on each of December 31, 2020, December 31, 2021, December 31, 2022 and December 31, 2023. The options expire on January 8, 2030.

(28)	On February 3, 2021, 100,000 options were granted to Dr. Miriam Kidron under the 2019 Plan at an exercise price of $10.40 per share. 100,000 of such options vested in four equal installments of 25,000 on each of December 31, 2021, December 31, 2022 and December 31, 2023 and December 31, 2024. The options expire on February 3, 2031.

(29)	On January 3, 2022, 72,000 options were granted to Dr. Miriam Kidron under the 2019 Plan at an exercise price of $13.89 per share. 54,000 of such options vested in three equal installments of 18,000 on each of January 1, 2023, January 1, 2024 and January 1, 2025 and the remainder of 18,000 shall vest on January 1, 2026. The options expire on January 3, 2032.

(30)	On February 3, 2021, 200,000 RSUs, representing a right to receive shares of the Company’s common stock, were granted to Dr. Miriam Kidron. 66,666 RSUs vested on August 31, 2021, 66,667 RSUs vested on February 10, 2025 upon our achievement of certain business objectives, and 66,667 RSUs shall vest upon our common stock achieving a specified price per share.

(31)	On January 3, 2022, 42,000 RSUs representing a right to receive shares of the Company’s common stock were granted to Dr. Miriam Kidron. 31,500 vested on three equal installments of 10,500 on each of January 1, 2023, January 1, 2024 and January 1, 2025. The remainder shall vest on January 1, 2026.

(32)	On July 28, 2022, 84,000 RSUs representing a right to receive shares of the Company’s common stock were granted to Dr. Miriam Kidron. 63,000 vested on three equal installments of 21,000 on each of January 1, 2023, January 1, 2024 and January 1, 2025. The remainder shall vest on January 1, 2026.

(33)	On April 17, 2023, 213,000 RSUs representing a right to receive shares of the Company’s common stock were granted to Dr. Miriam Kidron. 213,000 RSUs vested in twelve equal quarterly installments of 17,750 starting May 1, 2023. The shares of common stock underlying the RSUs will be issued upon request of the grantee.

(34)	On April 17, 2023, 53,500 performance-based RSUs representing a right to receive shares of the Company’s common stock were granted to Dr. Miriam Kidron. 53,000 RSUs vested in one installment on May 26, 2023, upon our common stock achieving a specified price per share. The shares of common stock underlying the RSUs will be issued upon request of the grantee.

(35)	On January 4, 2024, 295,500 RSUs representing a right to receive shares of the Company’s common stock were granted to Dr. Miriam Kidron. The RSUs vested in twelve equal quarterly installments of 24,625 starting January 8, 2024. The shares of common stock underlying the RSUs will be issued upon request of the grantee.

(36)	On January 4, 2024, 74,000 PSUs representing a right to receive shares of the Company’s common stock were granted to Dr. Miriam Kidron. The total amount of the PSUs vested on February 10, 2025 upon the satisfaction of certain market conditions.

(37)	On January 2, 2025, 207,500 RSUs representing a right to receive shares of the Company’s common stock were granted to Dr. Miriam Kidron. The RSUs vested in twelve quarterly installments of 17,250 starting January 1, 2025.

(38)	On January 2, 2025, 52,000 PSUs representing a right to receive shares of the Company’s common stock were granted to Dr. Miriam Kidron. The total amount of the PSUs vested on February 10, 2025 upon the satisfaction of certain performance conditions.

(39)	On December 31, 2025, 105,417 RSUs representing a right to receive shares of the Company’s common stock were granted to Dr. Miriam Kidron. The RSUs shall vest in eleven quarterly installments of 9,583 starting April 1, 2026.

(40)	On December 31, 2025, 19,000 PSUs representing a right to receive shares of the Company’s common stock were granted to Dr. Miriam Kidron. The total amount of the PSUs vest upon the satisfaction of certain performance conditions. The total fair value of these PSUs on the date of grant was $472, using the quoted closing market share price of $2.85 on the Nasdaq Capital Market on the date of grant.

(41)	On December 31, 2025, 19,000 PSUs representing a right to receive shares of the Company’s common stock were granted to Dr. Miriam Kidron. The total amount of the PSUs vest upon the satisfaction of certain performance conditions or certain market conditions. The total fair value of these PSUs on the date of grant was $473, using the quoted closing market share price of $2.85 on the Nasdaq Capital Market on the date of grant.

(42)	On December 31, 2025, 130,914 RSUs representing a right to receive shares of the Company’s common stock were granted to Dr. Miriam Kidron. 130,914 RSUs shall vest in one installment on January 1, 2026.

(43)	On November 9, 2019, 100,000 options were granted to Joshua Hexter under the 2019 Plan at an exercise price of $3.69 per share; 100,000 of the options vested in sixteen equal quarterly installments of 6,250 starting November 1, 2019.

(44)	On November 9, 2019, 100,000 options were granted to Joshua Hexter under the 2019 Plan at an exercise price of $3.69 per share; 100,000 of the options shall vest in four quarterly installments upon our achievement of certain business objectives.

(45)	On February 3, 2021, 50,000 options were granted to Joshua Hexter under the 2019 Plan at an exercise price of $10.40 per share. 50,000 of the options vested in four equal installments of 12,500 on each of December 31, 2021, December 31, 2022, December 31, 2023, and December 31, 2024. The options expire on February 3, 2031.

(46)	On January 3, 2022, 36,000 options were granted to Joshua Hexter under the 2019 Plan at an exercise price of $13.89 per share. 27,000 options vested in three equal installments of 9,000 on each of January 1, 2023, January 1, 2024 and January 1, 2025. The remainder shall vest on January 1, 2026. The options expire on January 3, 2032.

(47)	On February 3, 2021, 100,000 PSUs, representing a right to receive shares of the Company’s common stock, were granted to Joshua Hexter. 33,333 RSUs vested on August 31, 2021, 33,333 RSUs vested on February 10, 2025 upon our common stock achieving a specified price per share, and 33,334 RSUs vest upon our achievement of certain business objectives.

(48)	On January 3, 2022, 21,000 RSUs representing a right to receive shares of the Company’s common stock were granted to Joshua Hexter. 15,750 RSUs vested in three equal installments, each of 5,250 shares on January 1, 2023, January 1, 2024 and January 1, 2025. The remainder 5,250 shall vest on January 1, 2026. The shares of common stock underlying the RSUs will be issued upon request of the grantee.

(49)	On July 28, 2022, 42,000 RSUs representing a right to receive shares of the Company’s common stock were granted to Joshua Hexter. 28,000 RSUs vested in two equal installments, each of 14,000 shares on January 1, 2024, January 1, 2025 and the remainder 14,000 shall vest on January 1, 2026.

(50)	On April 17, 2023, 108,000 RSUs representing a right to receive shares of the Company’s common stock were granted to Joshua Hexter. 63,000 RSUs vested in twelve equal quarterly installments of 9,000 starting May 1, 2023.

(51)	On January 4, 2024, 180,500 RSUs representing a right to receive shares of the Company’s common stock were granted to Joshua Hexter. The RSUs vested in twelve equal quarterly installments of 15,042 starting January 8, 2024. The shares of common stock underlying the RSUs will be issued upon request of the grantee.

(52)	On January 2, 2025, 194,500 RSUs representing a right to receive shares of the Company’s common stock were granted to Joshua Hexter. The RSUs vested in twelve quarterly installments of 16,208 starting January 1, 2025.

(53)	On December 31, 2025, 105,417 RSUs representing a right to receive shares of the Company’s common stock were granted to Joshua Hexter. The RSUs shall vest in eleven quarterly installments of 9,583 starting April 1, 2026.

(54)	On December 31, 2025, 19,000 PSUs representing a right to receive shares of the Company’s common stock were granted to Joshua Hexter. The total amount of the PSUs shall vest upon the satisfaction of certain performance conditions.

(55)	On December 31, 2025, 19,000 PSUs representing a right to receive shares of the Company’s common stock were granted to Joshua Hexter. The total amount of the PSUs shall vest upon the satisfaction of certain performance conditions or certain market conditions.

(56)	On December 31, 2025, 106,911 RSUs representing a right to receive shares of the Company’s common stock were granted to Joshua Hexter. 106,911 RSUs shall vest in one installment on January 1, 2026.

DIRECTOR COMPENSATION

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who is not an executive officer during the year ended December 31, 2025:

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards (1)(2)($)	Option Awards (1)(2)($)	All Other Compensation ($)	Total ($)
Dr. Daniel Aghion(6)	42,790	185,810	-	-	228,810
Dr. Arie Mayer	40,000	178,961	-	-	228,836
Yehuda Reznik(3)	42,790	185,808	-	-	228,334
Benjamin Shapiro	30,000	169,973	-	-	199,973

(1)	As of December 31, 2025, our non-employee directors then in office held options to purchase shares of our common stock and RSUs as follows:

Name of Director	Aggregate Number of Shares Underlying Stock Awards	Aggregate Number of Shares Underlying Option Awards
Dr. Daniel Aghion	88,343	-
Dr. Arie Mayer	94,644	30,000
Yehuda Reznik	83,343	-
Benjamin Shapiro	86,329	-

(2)	The amounts reflect the grant date fair value, as calculated pursuant to ASC 718, of these option awards. The assumptions used to determine the fair value of the option awards are set forth in note 14 to our audited consolidated financial statements included in the Annual Report. Our directors will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.

Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board. Based on a report provided to the Compensation Committee by Aon in 2023, effective as of January 1, 2025, each independent director is entitled to receive as remuneration for his or her service as a member of the Board a sum equal to $40,000 per annum (of which $30,000 in cash and RSU valued at $10,000 at the date of the grant, vested in 4 quarterly installments). The members of our Audit Committee are each entitled to receive an additional sum equal to $10,000 (of which $6,000 in cash and RSU valued at $4,000 at the date of the grant, vested in 4 quarterly installments) . The members of our Compensation Committee are each entitled to receive an additional sum equal to $7,500 (of which $4,500 in cash and RSU valued at $3,000 at the date of the grant, vested in 4 quarterly installments). The members of our Nominating Committee are each entitled to receive an additional sum equal to $5,000 (of which $4,000 in cash and RSU valued at $1,000 at the date of the grant, vested in 4 quarterly installments). The members of our Investment Committee are each entitled to receive an additional sum equal to $5,000 (of which $4,000 in cash and RSU valued at $1,000 at the date of the grant, vested in 4 quarterly installments). In addition, all board members are entitled to an annual grant of 30,000 RSU that are vested in 3 annual installments. All cash remuneration is to be paid quarterly after the close of each quarter. The RSUs vested in four equal installments on upon grant, on July 1, October 1 and January 1, 2026, subject to Compensation Committee approval each year. Our executive officers did not receive additional compensation for service as directors. The Board may award special remuneration to any director undertaking any special services on behalf of us other than services ordinarily required of a director.

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

Other than as described above, we have no present formal plan for compensating our directors for their service in their capacity as directors. Other than indicated above, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments during the year ended December 31, 2025.

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

During the year ended December 31, 2025, there were no equity grants made to our executive officers during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

Our Board adopted the 2008 Plan and the 2019 Plan in order to attract and retain quality personnel.

The 2008 Plan, which is no longer utilized for new grants, provided for the grant of stock options, restricted stock, RSUs, and stock appreciation rights, collectively referred to as “awards.” Under the 2008 Plan, as amended, 2,400,000 shares were reserved for the grant of awards. As of December 31, 2025, options with respect to 2,287,989 shares had been granted, of which 275,673 had been forfeited, 308,804 had been exercised and 1,420,504 have expired. As of December 31, 2025, 525,824 RSUs had been granted, of which 89,636 have vested and the shares of common stock underlying those RSUs have not been issued and 34,118 have been forfeited.

The 2019 Plan provides for the grant of stock options, restricted stock, RSUs, and stock appreciation rights, collectively referred to as “awards.” Under the 2019 Plan, 1,000,000 shares were initially reserved for the grant of awards. On June 29, 2020, and August 3, 2020, respectively, our Board and stockholders approved to amend and restate the 2019 Plan, the principal change being an increase in the number of shares of common stock available under the 2019 Plan from 1,000,000 shares to 3,000,000 shares. On June 30, 2022, our Board and stockholders approved to amend and restate the 2019 Plan, the principal change being an increase in the number of shares of common stock available under the 2019 Plan from 3,000,000 shares to 7,500,000 shares. On August 19, 2025, our Board and stockholders approved to amend and restate the 2019 Plan, the principal change being an increase in the number of shares of common stock available under the 2019 Plan from 2,000,000 shares to 9,500,000 shares. Stock options granted under the 2019 Plan may be either incentive stock options under the provisions of Section 422 of the Code, or non-qualified stock options. Under the amended 2019 Plan, 9,500,000 shares are reserved for the grant of awards, which may be issued at the discretion of our Board from time to time. As of December 31, 2025, options with respect to 1,863,646 shares have been granted, of which 297,668 had been forfeited, 66,978 had been exercised, 74,625 had been expired and 37,442 Returned to the pool. As of December 31, 2025, 8,036,851 RSUs had been granted, of which 863,292 have vested and the shares of common stock underlying those RSUs have not been issued, 815,121 have been forfeited and 103,413 Returned to the pool.

The following table sets forth additional information with respect to our equity compensation plans as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, and rights (a)	Weight- average exercise price of outstanding options, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c) (*)
Equity compensation plans approved by security holders	1,707,383	$6.44	927,752
Equity compensation plans not approved by security holders	-	-	-
Total	1,707,383	$6.44	927,752

(*)	Includes RSUs.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 26, 2026 by: (1) each person who is known by us to own beneficially more than 5% of our common stock; (2) each of our current directors; (3) each of our NEOs; and (4) all of our directors and executive officers as a group. On such date, we had 40,446,179 shares of common stock outstanding.

As used in the table below and elsewhere in this form, the term “beneficial ownership” with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the 60 days following March 26, 2026. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, (1) each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity and (2) the address of each of the individuals named below is: c/o Oramed Pharmaceuticals Inc., 1185 Avenue of the Americas, Third Floor, New York, New York 10036.

Name and Address of Beneficial Owner	Number of Shares		Percentage of Shares Beneficially Owned
Nadav Kidron #+	3,865,415	(1)	9.51%
Dr. Miriam Kidron #+	1,621,858	(2)	3.92%
Joshua Hexter +	1,039,317	(3)	2.57%
Dr. Daniel Aghion #	28,820		*
Dr. Arie Mayer #	134,334	(4)	*
Yehuda Reznik#	42,993	(5)	*
Benjamin Shapiro #	1,960,595	(6)	4.85%

All current executive officers and directors, as a group (eight persons)	9,024,705	(7)	22.17%

Greater than 5% holders
BML Investment Partners, L.P.	3,167,231	(8)	7.83%

*	Less than 1%

#	Director

+	NEO

(1)	Includes 789,500 shares of common stock issuable upon the exercise of outstanding stock options, 90,792 shares of common stock issuable upon the vesting of RSUs and 89,636 shares of common stock underlying vested RSUs that are issuable upon request. Mr. Nadav’s beneficial ownership includes the 218,603 shares of common stock held by Xiaopeng Li, a former director of the Company, over which he holds a proxy.

(2)	Includes 492,999 shares of common stock issuable upon the exercise of outstanding stock options, 51,458 shares of common stock issuable upon the vesting of RSUs, and 887,917 shares of common stock underlying vested RSUs that are issuable upon request.

(3)	Includes 186,000 shares of common stock issuable upon the exercise of outstanding stock options, 40,833 shares of common stock issuable upon the vesting of RSUs.

(4)	Includes 30,000 shares of common stock issuable upon the exercise of outstanding stock options and 1,225 shares of common stock issuable upon the vesting of RSUs.

(5)	Includes 1,563 shares of common stock issuable upon the vesting of RSUs.

(6)	Includes 875 shares of common stock issuable upon the vesting of RSUs.

(7)	Includes 1,498,499 shares of common stock issuable upon the exercise of options beneficially owned by the referenced persons, 211,995 shares of common stock issuable upon the vesting of RSUs and 977,553 shares of common stock underlying vested RSUs that are issuable upon request.

(8)	Based on Schedule 13G/A, filed on February 9, 2026. BML Investment Partners, L.P. is a Delaware limited partnership whose sole general partner is BML Capital Management, LLC. The managing member of BML Capital Management, LLC is Braden M. Leonard. As a result, Braden M. Leonard is deemed to be the indirect owner of the shares held directly by BML Investment Partners, L.P. Despite such shared beneficial ownership, the reporting persons disclaim that they constitute a statutory group within the meaning of Rule 13d-5(b)(1) of the Exchange Act. The address of BML Investment Partners, L.P. is 65 E Cedar, Suite 2 Zionsville, IN 46077.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the years ended December 31, 2025 and 2024, except for compensation arrangements described elsewhere herein, we did not participate in any transaction, and we are not currently participating in any proposed transaction, or series of transactions, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons had, or will have, a direct or indirect material interest.

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

The Board has determined that Dr. Daniel Aghion, Dr. Arie Mayer, Yehuda Reznick and Benjamin Shapiro are independent as defined under the rules promulgated by Nasdaq.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed by Kesselman & Kesselman, Certified Public Accountants (Isr.), a member of PricewaterhouseCoopers International Limited, independent registered public accounting firm, for services rendered to us during the years ended December 31, 2025 and 2024:

	2025	2024
Audit Fees(1)	$204,575	$124,882
Audit-Related Fees(2)	-	1,500
Tax Fees(3)	26,946	17,986
All Other Fees (4)	-	-
Total Fees	$231,521	$144,368

(1)	Amount represents fees paid for professional services for the audit of our consolidated financial statements, review of our interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Represents fees paid for services rendered in connection with the IIA requirements.

(3)	Represents fees paid for tax consulting services.

(4)	There were no All Other Fees. All Other Fees would include fees that do not constitute Audit Fees, Audit Related Fees, or Tax Fees.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Index to Financial Statements

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB name: Kesselman & Kesselman C.P.A.s, PCAOB ID: 1309 and Auditor Location: Tel Aviv, Israel)	F-2

CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets	F-4
Consolidated Statements of Comprehensive Income (Loss)	F-5
Consolidated Statements of Changes in Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated financial Statements	F-8 - F-51

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Oramed Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oramed Pharmaceuticals Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of comprehensive income (loss), changes in equity and cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
P.O Box 7187 Tel-Aviv 6107120, Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

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

Investments at fair value of tranche A note and tranche B note

As described in Note 4 to the consolidated financial statements, the Company has $37,595 thousand investments at fair value as of December 31, 2025 relating to a tranche A note and a tranche B note issued to the Company by Scilex Holding Company. Management applied significant judgment in estimating the fair value of the investments, which also impacted the statement of comprehensive income (loss) of the Company by $44,647 thousand for the change in fair value of such investments in the year ended December 31, 2025. The fair value estimation involved the use of significant estimates and assumptions with respect to the repayment dates and amounts of the notes.

The principal considerations for our determination that performing procedures relating to investments at fair value of tranche A note and tranche B note is a critical audit matter are (i) the high degree of auditor judgment and subjectivity in performing procedures relating to the fair value measurement of the investments recorded, due to significant judgment by management when developing the estimate; (ii) significant audit effort in evaluating the significant assumptions relating to the repayment dates and amounts of the notes; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) reading the related agreements and (ii) testing management’s process for estimating the fair value of the investments. Testing management’s process included evaluating the appropriateness of the valuation methods, testing the completeness and accuracy of the data provided by management, and evaluating the reasonableness of significant assumptions related to the repayment dates and amounts of the notes. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s models.

/s/ Kesselman & Kesselman

Certified Public Accountants (Isr.)

A member firm of PricewaterhouseCoopers International Limited

Tel Aviv, Israel

March 26, 2026

We have served as the Company’s auditor since 2008.

ORAMED PHARMACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS
In thousands (except share and per share data)

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,947	$54,420
Short-term deposits (note 2)	10,979	55,281
Marketable securities (note 3)	5,417	3,441
Investments at fair value (note 4,7)	63,551	28,788
Convertible note (note 9)	4,636	-
Prepaid expenses and other current assets	2,741	1,291
Total current assets	133,271	143,221

LONG-TERM ASSETS:
Long-term deposits	2	2
Marketable securities (note 3)	8,371	-
Investments at fair value (note 4,7)	10,119	7,387
Investment in associate at fair value (note 8)	71,623	-
Loan to an equity method investee (note 6)	553	-
Investment in real estate (note 5)	1,921	-
Other non-marketable equity securities (note 10)	3,624	3,524
Amounts funded in respect of employee rights upon retirement	44	32
Property and equipment, net	586	698
Operating lease right of use assets	750	414
Total long-term assets	97,593	12,057
Total assets	$230,864	$155,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses (note 11)	$6,201	$5,140
Payable to related parties (note 20)	652	329
Deferred income (note 8)	1,353	-
Dividend Payable	10,595
Operating lease liabilities	285	216
Total current liabilities	19,086	5,685

LONG-TERM LIABILITIES:
Long-term deferred revenues (note 13)	2,000	4,000
Long-term deferred income (note 8)	1,269	-
Employee rights upon retirement	39	30
Operating lease liabilities	540	156
Dividend Payable	275
Other liabilities	-	60
Deferred tax liabilities (note 18)	7,911
Total long-term liabilities	12,034	4,246

COMMITMENTS (note 13)

EQUITY ATTRIBUTABLE TO COMPANY’S STOCKHOLDERS:
Common stock, $ 0.012 par value (60,000,000 authorized shares as of December 31, 2025 and December 31, 2024; 39,275,006 and 39,919,545 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	472	480
Additional paid-in capital	322,708	322,401
Accumulated deficit	(123,436)	(176,616)
Total stockholders’ equity	199,744	146,265
Non-controlling interests	-	(918)
Total equity	199,744	145,347
Total liabilities and equity	$230,864	$155,278

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
In thousands (except share and per share data)

	Year ended December 31,	Year ended December 31,
	2025	2024
REVENUES	$2,000	$-
COST OF REVENUE	(1,987)	-
GROSS PROFIT	13	-

RESEARCH AND DEVELOPMENT EXPENSES	(6,381)	(6,324)
GENERAL AND ADMINISTRATIVE EXPENSES	(8,720)	(6,457)
OPERATING LOSS	(15,088)	(12,781)

OTHER INCOME, NET	958	-
INTEREST EXPENSES (note 12)	-	(853)
FINANCIAL INCOME (LOSS), NET (note 17)	89,454	(2,286)
INCOME (LOSS) BEFORE TAX EXPENSES	75,324	(15,920)

TAX EXPENSES	(11,308)	(3,183)
NET INCOME (LOSS)	$64,016	$(19,103)

NET INCOME (LOSS) ATTRIBUTABLE TO:
NON-CONTROLLING INTERESTS	(34)	(43)
COMPANY’S STOCKHOLDERS	$64,050	$(19,060)

BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK	$1.53	$(0.48)
DILUTED INCOME (LOSS) PER SHARE OF COMMON STOCK	$1.50	$(0.48)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK	41,402,997	40,850,446
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING DILUTED INCOME (LOSS) PER SHARE OF COMMON STOCK	42,418,644	40,850,446

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
in thousands

Attributable to Company’s Stockholders

			Additional		Total	Non-
	Common Stock		paid-in	Accumulated	stockholders’	controlling	Total
	Shares	$	capital	deficit	equity	interests	Equity
	In thousands
BALANCE AS OF JANUARY 1, 2025	39,920	480	322,401	(176,616)	146,265	(918)	145,347
STOCK-BASED COMPENSATION	1,410	17	5,975	-	5,992	-	5,992
REPURCHASE AND RETIREMENT OF COMMON STOCK	(2,055)	(25)	(4,716)	-	(4,741)	-	(4,741)
DIVIDEND ON COMMON STOCK ($0.25 PER SHARE)	-	-		(10,870)	(10,870)	-	(10,870)
WAIVER OF LOAN GRANTED TO SUBSIDIARY	-	-	(952)	-	(952)	952	-
NET INCOME	-	-	-	64,050	64,050	(34)	64,016
BALANCE AS OF DECEMBER 31, 2025	39,275	472	322,708	(123,436)	199,744	-	199,744

Attributable to Company’s Stockholders

			Additional		Total	Non-
	Common Stock		paid-in	Accumulated	stockholders’	controlling	Total
	Shares	$	capital	deficit	equity	interests	Equity
	In thousands
BALANCE AS OF JANUARY 1, 2024	40,339	485	320,892	(157,556)	163,821	(928)	162,893
STOCK-BASED COMPENSATION	618	7	3,991	-	3,998	-	3,998
STOCK-BASED COMPENSATION OF SUBSIDIARY	-	-	-	-	-	53	53
REPURCHASE AND RETIREMENT OF COMMON STOCK	(1,037)	(12)	(2,482)	-	(2,494)	-	(2,494)
NET INCOME (LOSS)				(19,060)	(19,060)	(43)	(19,103)
BALANCE AS OF DECEMBER 31, 2024	39,920	480	322,401	(176,616)	146,265	(918)	145,347

The accompanying notes are an integral part of the consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

	Year ended December 31,	Year ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$64,016	$(19,103)
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Depreciation	121	193
Exchange differences and interest on deposits	830	(2,700)
Changes in fair value of investments	(86,096)	7,413
Stock-based compensation	5,992	4,053
Gain on amounts funded in respect of employee rights upon retirement	(12)	(5)
Change in accrued interest on short-term borrowings	-	(1,463)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(998)	(356)
Accounts payable, accrued expenses and related parties	1,130	3,525
Net changes in operating lease	117	43
Deferred revenues	(2,000)	-
Deferred income	(105)	-
Liability for employee rights upon retirement	9	2
Deferred tax liabilities	7,911	-
Other liabilities	(60)	(14)
Total net cash used in operating activities	(9,145)	(8,412)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9)	(18)
Purchase of short-term deposits	(10,948)	(54,450)
Purchase of marketable securities	(9,846)	-
Investments at fair value	(64,712)	(1,307)
Purchase of convertible note	(3,000)	-
Proceeds from redemption of short-term deposits	54,450	97,152
Exercise of Closing Penny Warrants and Subsequent Penny Warrants	-	(65)
Proceeds from loan to an equity method investee	6,251	-
Loan to investment in equity method	(7,000)	-
Real estate investment	(1,924)	-
Equity method investee	(250)	-
Proceeds from long-term deposits	-	5
Proceeds from marketable securities	2,865	-
Proceeds from long-term investments	39,566	64,500
Total net cash provided by investing activities	5,443	105,817
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(4,741)	(2,484)
Loans repaid	-	(49,550)
Tax withholdings related to stock-based compensation settlements	-	(2)
Total net cash used in financing activities	(4,741)	(52,036)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(30)	(4)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,473)	45,365
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	54,420	9,055
CASH AND CASH EQUIVALENTS AT END OF YEAR	$45,947	$54,420

(A) SUPPLEMENTARY DISCLOSURE ON CASH FLOWS:
Interest paid	$-	$2,316
Interest received	$4,626	$7,376
(B) SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
2024 Refinancing Tranche A	-	(21,575)
2024 Refinancing Tranche B	-	25,000
Excise tax for repurchase and retirement of common stock	(15)	(10)
Recognition of operating lease right-of-use assets and liabilities	600	58
Waiver of loan granted to subsidiary	952	-
Derecognition of right-of-use asset	-	(26)
Derecognition of lease liability	-	23
Purchases of marketable securities not yet settled	254	-
Dividends declared but not yet paid in cash	10,870	-
Warrants received from Alpha Tau	2,727	-

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

As of December 31, 2025, Oravax ceased its operations. As a result, the Company waved the loan owed by Oravax to the Company (“waver of the loan”). In connection with the waiver of the loan, which effectively constituted a benefit to the non-controlling interest, the Company recognized the impact as an adjustment to non-controlling interest balance, with a corresponding adjustment to additional paid-in capital.

On July 1, 2024, the Company incorporated a wholly-owned subsidiary in Nevada, Oramed NewCo, Inc. (“OraTech”), which was initially intended to serve as the joint venture entity with Hefei Tianhui Biotech Co., Ltd. (“HTIT”) (see below). Following the termination of the JV Agreement with HTIT, the Company intends to use OraTech as a corporate vehicle for the transaction with Lifeward (for additional information see note 21).

Joint venture with HTIT

On February 7, 2025, the Company and HTIT entered into a Joint Venture Agreement (the “JV Agreement”), amending the Initial JV Agreement. The joint venture (“JV”) was formed with the purpose of advancing the development and commercialization of oral insulin, combining the Company’s proprietary technology and funding with HTIT’s manufacturing capabilities. Through this partnership, the JV was expected to have the technology, resources, and production capacity to bring oral insulin to market.

The initial closing of the JV Agreement, initially set on April 30, 2025, and was subsequently extended. However, HTIT was unable to satisfy the closing conditions under the JV Agreement and the supplemental agreement. On October 23, 2025, the Company provided notice to HTIT to terminate the JV Agreement and the supplemental agreement.

Investment in Alpha Tau Medical Ltd.

In April 2025, the Subsidiary acquired approximately 17% of the outstanding ordinary shares of Alpha Tau Medical Ltd. (“Alpha Tau”) (Nasdaq: DRTS) for an aggregate purchase price of $36,900. Concurrently, the Subsidiary and Alpha Tau also entered into a services arrangement (“Service Agreement”). Further details are provided in note 8.

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

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to the investments at fair value (for further details, see note 4).

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

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	December 31, 2025
	Level 1	Level 2	Level 3	Fair Value
Assets:
Marketable Securities
DNA	540	-	-	540
Entera	227	-	-	227
Nano	8,371	-	-	8,371
Pelthos	4,650	-	-	4,650
Investment in Alpha Tau’s shares (see note 8)	71,623	-	-	71,623
Loan to an equity method investee (see note 6)	-	-	553	553
Warrants Note B (see note 4)	-	-	850	850
Tranche A Note (see note 4)	-	-	23,063	23,063
Tranche B Note (see note 4)	-	-	11,473	11,473
Royalty Purchase Agreement (see note 4)	-	-	2,209	2,209
Profit Sharing Loan Agreement (see note 4 (e))	-	-	1,890	1,890
Loan agreement measured in fair value (see note 7)	-	-	27,943	27,943
Investment in Alpha Tau’s warrants (see note 8)	-	-	6,242	6,242
Convertible note (see note 9)	-	-	4,636	4,636
	$85,411	$-	$78,859	$164,270

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Marketable Securities
DNA	424	-	-	424
Entera	248	-	-	248
Scilex	2,769	-	-	2,769
Subsequent Penny Warrants (see note 4)	-	2,772	-	2,772
Warrants Note B (see note 4)	-	-	548	548
Tranche A Note (see note 4)	-	-	13,714	13,714
Tranche B Note (see note 4)	-	-	15,798	15,798
Royalty Purchase Agreement (see note 4)	-	-	1,976	1,976
Profit Sharing Loan Agreement (see note 4)	-	-	1,367	1,367
	$3,441	$2,772	$33,403	$39,616

As of December 31, 2025, and December 31, 2024, the carrying amounts of cash equivalents, short-term deposits, and accounts payable approximate their fair values due to the short-term maturities of these instruments.

The amounts funded in respect of employee rights are stated at cash surrender value which approximates its fair value.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

i.	Marketable securities

The Company measured the investments in equity securities of IC Hotels (“DNA”), Entera Bio Ltd. (“Entera”), Nano Dimension Ltd (“Nano”) and Pelthos Therapeutics Inc. (“Pelthos”) at fair value, with changes in fair value recognized in earnings. The Company intends to exercise the investments in DNA, Entera and Pelthos during 2026 and has classified these marketable securities as short-term accordingly.

j.	Other non-marketable equity securities

The Company also invested in non-marketable equity securities through an investment in a privately held company. This equity investment does not have a readily determinable fair value. The investment is measured under the measurement alternative in Accounting Standards Codification (“ASC”) 321 “Investments – Equity Securities” to the extent such an investment is not subject to consolidation or the equity method. Under the measurement alternative, this equity investment is carried at cost, less any impairment, adjusted for changes resulting from observable price changes in transactions for an identical or similar investment of the same issuer. The investment would be impaired in accordance with the provisions of ASC 820 “Fair Value Measurement” if, based on a qualitative assessment of impairment indicators, the fair value of the investment is less than its carrying amount. If considered impaired, the difference between the carrying amount and fair value would be recorded in the consolidated statement of comprehensive income (loss). see note 10.

k.	Investments measured at fair value

The Company invested in the Tranche A Note (as defined in note 4), Tranche B Note (as defined in note 4) (collectively the “Notes”), Loan to an equity method investee, Convertible note, Investment in Alpha Tau and Royalty Purchase Agreement issued by Scilex, for which it has elected the fair value option. Under the Fair Value Option Subsections of ASC Subtopic 825-10, Financial Instruments – Overall, the Company has the irrevocable option to report financial assets at fair value on an instrument-by-instrument basis.

Scilex also issued to the Company the Note A Transferred Warrants and Note B Warrants (as defined in note 4) that meet the definition of a derivative under ASC 815 “Derivatives and Hedging”. Therefore, such warrants will be measured at fair value initially and at every reporting period.

The Company entered into a loan agreement to finance real estate projects. The Company decided to designate the Profit Sharing Loan Agreement (as define in note 4) and the Hapisga (as define in note 7) as a whole under the Fair-Value option in accordance with ASC Topic 825 “Financial Instruments”.

Changes in the fair value are recorded under financial income (expenses), net.

l.	Concentration of credit risks

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, short and long-term deposits, which are deposited in major financial institutions, Profit Sharing Loan Agreement, Hapisga, Royalty Purchase Agreement, convertible note and the Notes.

The Company is of the opinion that the credit risk in respect of these balances is remote, except for the Profit Sharing Loan Agreement, Hapisga, Royalty Purchase Agreement, convertible note and the Notes for which the Company is of the opinion there is a credit risk, which is reflected in its fair value measurement (for further details, see note 4).

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

The Company maintains a full valuation allowance against the deferred tax assets of certain entities, as management has determined that it is not more likely than not that such deferred tax assets will be realized. For further details see note 18.

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

In the year ended December 31, 2025, the Company recognized revenue associated with the HTIT License Agreement in an amount of $2,000 following HTIT’s waiver of any claims and demands against the Company, which was signed in connection with the JV Agreement. As of December 31, 2025, all revenue associated with the contract was fully recognized.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

o.	Other income

The Company recognizes income from its Service Agreement with Alpha Tau for investor relations and public relations on a straight-line basis. Under the Service Agreement, the Company received non-cash consideration of Alpha Tau Warrants (as defined below) to purchase up to 3,237,000 shares, measured at their issuance date fair value of $2,727 and entitled to receive six semi-annual payments of $500, totaling $3,000. The income is presented under the “Other income, net” line item (net of related expenses), since the Company does not view investor relations services to be output of its ordinary activities. In addition, changes in the fair value of the Alpha Tau Warrants are presented under “Financial Income (loss), net”.

During 2025, the Company issued invoices in an aggregate amount of $997. Of this amount, $553 was recognized as income and recorded under “Other income, net,” while the remaining $444 was deferred and presented under “Deferred income”.

In addition, the Company recorded an income of $549 related to the straight-line recognition of the Alpha Tau Warrants under “Other income, net”. For further details, see Note 8.

p.	Research and development

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

q.	Stock-based compensation

Equity awards granted to employees are accounted for using the grant date fair value method. The grant date fair value is determined as follows: for stock options with an exercise price and only service conditions, using the Black Scholes pricing model; for stock options and performance stock units (“PSUs”) with market conditions using a Monte Carlo model; and for restricted stock units (“RSUs”) with service conditions and PSUs with performance conditions, based on the grant date share price.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

q.	Stock-based compensation (continued):

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

If a market condition associated with PSUs is satisfied earlier than originally expected, any remaining unrecognized compensation cost related to such awards is recognized immediately.

The Company elects to account for forfeitures as they occur.

r.	Income (loss) per share of common stock

Basic income (loss) per common stock is computed by dividing the net income (loss) attributable to stockholders for the period by the weighted average number of shares of common stock outstanding for each period, including vested restricted stock units (“RSUs”). The net income available to common stockholders is reduced by dividend equivalents declared on unvested RSUs, as such awards are not considered participating securities and are excluded from the basic share count.

For the diluted income (loss) per common stock calculation for the year ended December 31, 2025, dividend equivalents attributable to unvested RSUs were added back to the numerator only when the RSUs referred to are dilutive. The weighted average number of shares outstanding during the period is adjusted for the potential dilution that could occur in connection with employee share-based payment, using the treasury stock method. As the Company had a net loss for the year ended December 31, 2024, all potentially dilutive common stock were considered antidilutive and therefore excluded from the calculation of diluted weighted average shares outstanding. For further details, see Note 16.

s.	Investment in Alpha Tau

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

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

s.	Investment in Alpha Tau (continued):

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

Summarized financial information for Alpha Tau, as determined in accordance with Rule 8-03(b)(3) of Regulation S-X is included in note 8.

t.	Leases

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

The Company’s lease agreements have remaining lease terms ranging from 1 year to 5 years. Some of these agreements include options to extend the leases for up to an additional 5 years and some include options to terminate the leases immediately. For further details, see Note 13.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands (except share and per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

u.	New accounting pronouncements

Recently adopted accounting pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted this standard on a prospective basis. For further details, see note 18.

Recently issued accounting pronouncements, not yet adopted

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

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands (except share and per share data)

NOTE 2 - SHORT-TERM DEPOSITS:

Composition:

	December 31,
	2025		2024
	Annual interest rate	Amount	Annual interest rate	Amount
Dollar deposits	4.15-5.10%	10,979	5.65-5.75%	55,281

NOTE 3 - MARKETABLE SECURITIES:

a.	Composition:

The Company’s marketable securities include investments in equity securities of DNA, Entera, Scilex, Nano and Pelthos.

	December 31,
	2025	2024
Short-term:
DNA (see b below)	$540	$424
Entera (see c below)	227	248
Scilex (see d below)	-	2,769
Pelthos (see f below)	4,650	-
	$5,417	3,441

	December 31,
	2025	2024
Long-term:
Nano (see e below)	8,371	-
	$8,371	-

b.	DNA

DNA’s ordinary shares are traded on the Tel Aviv Stock Exchange. The fair value of those securities is measured at the quoted prices of the securities on the measurement date.

During the years ended December 31, 2025 and 2024, the Company did not sell any of DNA’s ordinary shares. The Company recognized an unrealized gain on its investment in DNA of $116 in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2025. As of December 31, 2025, the Company owns approximately 0.20% of DNA’s outstanding ordinary shares.

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

During the years ended December 31, 2025 and 2024, the Company did not sell any of Entera’s ordinary shares. The Company recognized an unrealized gain on its investment in Entera of $(21) in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2025. As of December 31, 2025, the Company owns approximately 0.26% of Entera’s outstanding ordinary shares.

d.	Scilex

Scilex common stock are traded on the Nasdaq Capital Market. The fair value of those securities is measured at the quoted prices of the securities on the measurement date.

Through December 31, 2025, the Company sold all shares of Scilex common stock for total gross proceeds of $2,865. Following the sale, the Company no longer holds any shares of Scilex common stock.

e.	Nano

On November 11, 2025, the Company purchased ordinary shares of Nano Dimension Ltd (“Nano”), through December 31, 2025, the Company purchased 5,436,791 ordinary shares for an aggregate purchase price of $8,501. The aggregate purchase price excludes transaction fees equal to 1% of the number of shares purchased in each transaction, amounting to $54, which were expensed as incurred. The fair value of those securities is measured at the quoted prices of the securities on the measurement date.

The Company recognized an unrealized gain on its investment in Nano of $(130) in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2025. As of December 31, 2025, the Company owns approximately 2.58% of Nano’s outstanding ordinary shares. For more information, see note 21.

f.	Pelthos

On July 1, 2025, the Company entered into a securities purchase agreement with Pelthos Therapeutics Inc. (“Pelthos”), pursuant to which the Company invested $1,500 and acquired 150,000 shares of Pelthos common stock. The Company recognized an unrealized gain on its investment in Pelthos of $3,150 in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2025.

Pelthos common stock are traded on the Nasdaq Capital Market. The fair value of those securities is measured at the quoted prices of the securities on the measurement date. As of December 31, 2025, the Company owns approximately 4.9% of Pelthos’s outstanding common stock. For more information, see note 21.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands (except share and per share data)

NOTE 4 - INVESTMENTS, AT FAIR VALUE:

2023 Scilex Transaction and 2024 Refinancing

On April 14, 2025, Scilex effected a 1-for-35 reverse stock split of its issued and outstanding common stock (“Reverse Split”). As a result, every 35 shares of Scilex common stock were automatically reclassified into 1 share of common stock, with fractional shares rounded up to the nearest whole share. Unless otherwise indicated, all share numbers presented below reflect the effect of the Reverse Split. The 6,500,000 Subsequent Penny Warrants (as defined below) that were outstanding as of the Reverse Split date, were not subject to adjustment under the Reverse Split.

2023 Scilex Transaction

On September 21, 2023, the Company entered into and consummated the transactions (collectively, the “2023 Scilex Transaction”) contemplated by a securities purchase agreement with Scilex, pursuant to which Scilex issued to the Company:

a.

A senior secured promissory note (the “Tranche A Note”), with a principal amount of $101,875, initially maturing on March 21, 2025 and bearing interest of SOFR plus 8.5%, payable in-kind. Scheduled principal payments were due quarterly from December 21, 2023, through December 21, 2024, with the remaining balance due on March 21, 2025. The maturity was subsequently extended to December 31, 2025, in exchange for 92,858 shares of Scilex common stock. An exit fee of $3,056 became payable when the note was not repaid by March 21, 2024. Following the Option Agreement (as defined below), the maturity was subsequently extended to March 31, 2026.

As of December 31, 2025, Scilex had repaid $69,200 of the amount due under the Tranche A Note and refinanced $25,000 as part of the 2024 Refinancing (as defined below). As of March 26, 2026, the outstanding principal balance of the Tranche A Note is $7,675 and accrued interest totaled $17,153.

The Tranche A Note constitutes senior secured indebtedness of Scilex and is guaranteed by all existing or future formed, direct and indirect, domestic subsidiaries of Scilex and is secured by a first priority security interest and liens on all of the assets of Scilex, subject to customary and mutually agreed permitted liens and except for certain specified exemptions.

b.

Warrants to purchase up to 128,572 shares of Scilex common stock with an exercise price of $0.35 per share (the “Closing Penny Warrants”) and additional warrants (the “Subsequent Penny Warrants”) to purchase up to 57,143 shares of Scilex common stock (after giving effect to the Reverse Split) and warrants to purchase up to 6,500,000 shares of Scilex common stock (which such amount was not adjusted for the Reverse Split pursuant to the terms of such warrants) with an exercise price of $0.35 and $0.01 per share, respectively.

During 2024, the Company exercised 128,572 Closing Penny Warrants and 57,143 Subsequent Penny Warrants.

On July 22, 2025, the Company entered into an option agreement (the “Option Agreement”) with Scilex, granting Scilex the right to repurchase the Company remaining 6,500,000 Subsequent Penny Warrants for $27,000 plus a $1,500 fee. In two separate installments on September 30, 2025 and December 30, 2025, Scilex exercised its right under the Option Agreement and repurchased all of the subject warrants for total proceeds to the Company of $ 28,500 (including the option fee). As of December 31, 2025, the Company does not hold any Subsequent Penny Warrants.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands (except share and per share data)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

2023 Scilex Transaction (continued)

c.	Transferred warrants (the “Transferred Warrants”) to purchase 114,286 shares of Scilex common stock with an exercise price of $402.50 per share, fully exercisable and expiring on November 10, 2027. On September 20, 2024, the Company sold the Transferred Warrants for $300. As of December 31, 2025, the Company no longer held any Transferred Warrants.

The Company selected the fair value option for the Tranche A Note and the Penny Warrants in order to reduce operational complexity of bifurcating embedded derivatives. Changes in value are recorded under financial income (loss), net and include interest income on the Tranche A Note.

The valuation was performed based on several scenarios. Each scenario took into consideration the present value of the Tranche A Note’s cash flows and the Warrants’ value. The total value of the 2023 Scilex Transaction (and of each of its components) was valued on a weighted average of the different scenarios.

The discount rate of the Tranche A Note was based on the B- rating zero curve in addition to a risk premium which takes into account the credit risk of Scilex and ranged between 111.86 % to 111.78%.

The table below represents the fair value composition of the Tranche A Note:

	December 31, 2025	December 31, 2024
Tranche A Note	$23,063	$13,714
Subsequent Penny Warrants	$-	$2,772
Total	$23,063	$16,486

As of December 31, 2025 and December 31, 2024, the Tranche A Note is included under Investments at fair value, current assets.

As of December 31, 2025, and December 31, 2024, the fair value of the Tranche A Note was less than the aggregate unpaid principal balance (which includes interest payable on maturity) by $1,765 and $8,114, respectively.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands (except share and per share data)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

2024 Refinancing

In October 2024, the Company entered into the transactions (collectively, the “2024 Refinancing”) pursuant to which Scilex issued to the Company:

a. Convertible Notes SPA

The Company entered into a securities purchase agreement (the “Convertible Notes SPA”) with the other Tranche Note B holders (together with the Company, the “Buyers”) and Scilex to refinance a portion of the Tranche A Note and pay off certain other indebtedness of Scilex. Pursuant to the Convertible Notes SPA, the Buyers purchased in a registered offering by Scilex (i) a new tranche B of senior secured convertible notes of Scilex in the aggregate principal amount of $50,000 (the “Tranche B Note”) repayable on a quarterly basis for 2 years, which Tranche B Note is convertible into shares of Scilex common stock and (ii) warrants to purchase up to 214,286 shares of Scilex common stock with an exercise price of $36.4 (the “Tranche B Warrants”). The Company purchased 50% of the Tranche B Note and the Tranche B Warrants, equal to an aggregate principal amount of $25,000 of the Tranche B Note and 107,143 Tranche B Warrants.

Scilex received from the Company, in consideration of the Tranche B Note and the Tranche B Warrants issued to the Company, an exchange and reduction of the principal outstanding balance under the Tranche A Note of $22,500.

As of December 31, 2025, Scilex has repaid $9,875 of the principal amount outstanding under the Tranche B Note, leaving a remaining principal balance of $15,125 with accrued interest of $495. The Tranche B Note matures on October 8, 2026.

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

d. Tranche B Note Consent

On January 2, 2025, the Company and other Tranche B Note holders entered into deferral and consent agreements with Scilex (the “Tranche B Consent”), deferring Scilex’s first amortization payment under the Tranche B Note to October 8, 2026. In consideration, the Company received $877 ($500 of the principal amount and $377 of accrued interest), and 71,429 shares of Scilex common stock.

As part of the Tranche B Consent and contingent upon certain conditions that were met:

●	Scilex and the Tranche B Note holders agreed to a 10-year, assignable 4% royalty on global net sales of Gloperba and Elyxyb, excluding Elyxyb sales in Canada, with the Company entitled to 2%. Gloperba, an oral liquid colchicine formulation for gout, and Elyxyb, an oral solution for acute migraine treatment, represent key assets in Scilex’s portfolio. The definitive agreement was signed on February 28, 2025.

●	The Tranche B Note holders had the option, through RoyaltyVest, to fund up to 50% of the cash purchase price for Ex-U.S. product rights to Gloperba and Elyxyb (excluding Elyxyb in Canada) and will receive proportional revenues from commercialization and licensing. As of December 31, 2025, RoyaltyVest exercised its option to Ex-U.S. product rights of Gloperba for $500. See note 6 for further details.

e. Warrant Agreement

In October 2025, the Company agreed to defer an amortization payment due from Scilex on October 1, 2025 under the amortization schedule included in the Tranche B Notes. The deferred amortization payment was subsequently paid to us in November 2025. In consideration for this deferral, Scilex agreed to issue to the Company warrants to purchase 100,000 shares of Scilex’s common stock, par value $0.0001 per share with an exercise price of $20. The warrants were issued on February 19, 2026.

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

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands (except share and per share data)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

2024 Refinancing (continued)

The valuation of the Tranche B Note’s was performed based on the binomial model, using a discount rate of 111.89%. Presented below is the summary of the assumptions and estimates that were used for the valuation as of December 31, 2025:

Parameters and Assumptions
Share Price	$12.20
Conversion Rate	36.40
Floor Rate	36.40
Expected Term	0.77
Volatility	66.39%
Risk Free Rate	3.44%
Yield	75.09%

The fair value of the Note B Warrants was calculated based on Black and Scholes model.

Presented below is the summary of the assumptions and estimates that were used for the valuation of the Warrants as of December 31, 2025:

Parameters and Assumptions
Share Price	$12.20
Exercise Price	$20 – 36.4
Expected Term	3.77 – 3.95
Volatility	68.63 – 68.27%
Risk Free Rate	3.57 – 3.58%
Dividend Rate	0%

The value of the Royalty Purchase Agreement was calculated according to the royalty payment schedule and the aggregation of discounted cash flows derived from the royalty payments, using a discount rate of between 111.51% to 111.83%.

As of December 31, 2025, and December 31, 2024, the fair value of the Tranche B Note was less than the aggregate unpaid principal balance (which includes interest payable on maturity) by $4,488 and $9,833, respectively.

The table below represents the fair value composition of the Tranche B Note:

	December 31, 2025			December 31, 2024
	Short term	Long term	Total	Short term	Long term	Total
Tranche Note B	$11,473	$-	$11,473	$11,263	$4,535	$15,798
Warrant	$-	$850	$850	$-	$548	$548
Royalty Purchase Agreement	$1,072	$1,137	$2,209	$1,039	$937	$1,976
Total	$12,545	$1,987	$14,532	$12,302	$6,020	$18,322

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands (except share and per share data)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

Scilex Transaction Summary

The table below represents the fair value cycle of 2023 Scilex Transaction and 2024 Refinancing Transaction throughout December 31, 2024 and December 31, 2025:

	Tranche A	Tranche B	Total
Balance as of December 31, 2023	$110,188	-	$110,188
2024 Refinancing	(21,575)	25,000	3,425
Proceeds from the sale of Transferred Warrants	(300)	-	(300)
Cash received from Tranche A Note repayment	(64,200)	-	(64,200)
Exercised warrants (*)	(6,123)	-	(6,123)
Amounts receivable from the royalty agreement	-	(398)	(398)
Change in fair value	(1,504)	(6,280)	(7,784)
Balance as of December 31, 2024	16,486	18,322	34,808
Amounts receivable from the royalty agreement (**)	-	(1,640)	(1,640)
Principal payments		(9,875)	(9,875)
Proceeds from the sale of Subsequent Penny Warrants	(28,500)	-	(28,500)
Interest payments		(1,845)	(1,845)
Change in fair value	35,077	9,570	44,647
Balance as of December 31, 2025	$23,063	$14,532	$37,595

(*)	On October 30, 2024 the Company exercised 128,572 Closing Penny Warrants, and 57,143 Subsequent Penny Warrants into 185,715 shares of common stock of Scilex and as a result, these shares are not part of the Tranche A Note. As of December 31, 2025, the Company no longer holds any shares of Scilex common stock.

(**)	As of December 31, 2025, out of this amount $449 is included under prepaid expenses and other current assets.

Financial income (loss) recognized in respect of the 2023 Scilex Transaction and the 2024 Refinancing, for the years ended December 31, 2025 and 2024, were $44,647 and ($4,359), respectively.

The table below represents the fair value breakdown as of December 31, 2025:

	Tranche A Note			Tranche B Note			Total
	Amount	Accrued Interest	Fair Value	Amount	Accrued Interest	Fair Value	Fair Value
Notes	$7,675	$17,153	$23,063	$15,125	$341	$11,473	$34,536
Warrants	-	-	-	207,143	-	$850	$850
Royalty Purchase Agreement payment	-	-	-	-	-	$2,209	$2,209
December 31, 2025			$23,063		-	$14,532	$37,595

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands (except share and per share data)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

Scilex Transaction Summary (continued)

During the year ended December 31, 2025, the Company sold 350,000 shares of common stock of Scilex. As of December 31, 2025, the Company no longer holds any shares of Scilex common stock.

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

On September 14, 2025, the Company loaned an additional NIS 0.5 million ($150) to the Borrower (“Additional Loan”). The Additional Loan bears an annual interest of 6% and shall be repaid by December 31, 2025. According to the Additional Loan agreement, the Company shall be entitled to instruct the Borrower that instead of repaying the Additional Loan on the maturity date, the principal amount of the loan, as well as any accrued interest up to the date of such notice, shall be deemed to constitute a loan amount provided by the Company, as part of the remaining portion of the Profit-Sharing Loan Agreement. As of December 31, 2025 the Additional Loan had not been repaid. The maturity date of the Additional Loan was subsequently extended to June 30, 2026.

The Company decided to designate the Profit Sharing Loan Agreement as a whole under the Fair-Value option in accordance with Accounting Standards Codification (“ASC”) Topic 825 “Financial Instruments”. The valuation of the Profit Sharing Loan Agreement was based on various project profit scenarios. The Company used the Wang Transform model, a risk-neutral probabilities method, with an expected term of 2.67 years, a curve rate of 16.32% and a risk spread of 0.43%. The value of the Profit Sharing Loan Agreement and the Additional Loan as of December 31, 2025 was $1,890.

NOTE 5 – INVESTMENT IN REAL ESTATE

Real Estate – Castel

In January 2025, the Company entered into an agreement to acquire a parcel of land in Mevaseret Zion, Israel for a total purchase price of NIS 5,800 ($1,586). The transaction was structured as installment payments, and as of December 31, 2025, the Company had paid the full purchase price and presented the asset within real estate investment. The Company intends to pursue value-enhancing activities in connection with the land, with the goal of increasing its potential return upon future sale. The total paid amount is included under Investment in real estate.

ORAMED PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands (except share and per share data)

NOTE 6 – EQUITY METHOD INVESTEE

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

As of December 31, 2025, the Company hold a 50% equity interest in RoyaltyVest. The Company accounts for this investment using the equity method.

There are no unrecognized losses, guarantees, or commitments related to RoyaltyVest. In addition, no impairment losses were recorded during the reporting periods.

In addition to its original investment in RoyaltyVest, the Company is using RoyaltyVest as a potential investment vehicle for additional transactions conducted in collaboration with the other shareholders of RoyaltyVest.

As such, On March 4, 2025, the Company entered into a loan agreement with RoyaltyVest pursuant to which the Company made a loan to RoyaltyVest in the amount of $7,000 to purchase shares of BioXcel Therapeutics, Inc. (Nasdaq: BTAI) (“BioXcel”). The loan is non-interest bearing and is non-recourse to the BioXcel shares. Repayment of the outstanding principal and yield shall be made from the proceeds of sales of BioXcel shares and warrants. The Company elected to measure the loan under the fair value option, and as such it is presented at fair value. During the year ended December 31, 2025, the Company received $6,251 of the principal amount from RoyaltyVest from the sales of BioXcel.

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

NOTE 6 – EQUITY METHOD INVESTEE (continued):

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

As of December 31, 2025, RoyaltyVest sold 4,000,000 shares and 2,600,000 warrants for $12,502. As of December 31, 2025, RoyaltyVest continues to hold 1,400,000 warrants and no longer holds any shares of BioXcel common stock.

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

In addition, in March 2025, the Company entered into an additional loan agreement with Tova Chochma Im Nachala Ltd. (“Tova Chochma”) in the amount of $5,000. The loan bears an annual interest rate of 12%. The original maturity of the loan was set to be 14 days which was further extended, in April 2025, to up to 12 months. Tova Chochma can repay the loan at any time, with interest accruing until the date of actual repayment (but in no event, less than 6 months). This loan is also secured by the registration of the lien for Hapisga.

In April 2025, the Company loaned $26,921 in connection with the loans to Hapisga and to Tova Chochma.

In May 2025, Tova Chochma repaid an amount of $500 to the Company, which will be offset against final repayment of the loan. The deposit amount does not accrue interest and therefore, the Company will be eligible for the entire interest on Tova Chochma’s portion of the loan’s principal.

The Company decided to designate the loan agreement as a whole under the fair-value option in accordance with ASC Topic 825 “Financial Instruments”. The valuation of the loan agreement was calculated in accordance with the weighted average expected cashflows of the loan. The predicted weighted average cash flows of the loan were discounted at a rate of 9.31%-24.43%. The value of the loan as of December 31, 2025 was $27,943. The changes in the fair value of the loan are recorded in the financial income (loss), net.

The table below represents the fair value breakdown as of December 31, 2025:

	Hapisga		Tova Chochma	Total
Loan		$21,921	$5,000	$26,921
Loan repayment	$		$(500)	$(500)
Fair value measurement		1,263	$259	$1,522
Fair value as of December 31, 2025		$23,184	$4,759	$27,943

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands (except share and per share data)

NOTE 8 - INVESTMENT IN ASSOCIATE AT FAIR VALUE:

On April 24, 2025, the Subsidiary entered into a share purchase agreement with Alpha Tau (“Alpha Tau SPA”), pursuant to which the Subsidiary purchased 14,110,121 (16.65%) ordinary shares, no par value per share, of Alpha Tau in a registered direct offering at a price of $2.612 per share, for an aggregate purchase price of $36,900. The closing of the transaction occurred on April 28, 2025. In connection with the investment, the Subsidiary has the right to nominate two out of eight directors to Alpha Tau’s board of directors, subject to certain conditions. In addition, since the Alpha Tau SPA date and until December 31, 2025, the Company purchased an additional 359,214 shares of Alpha Tau for an aggregate amount of $1,256.

Concurrently, the Subsidiary and Alpha Tau entered into the Services Agreement, pursuant to which the Subsidiary will provide Alpha Tau with investor relations and public relations services. As consideration, Alpha Tau agreed to pay the Subsidiary a fee of $3,000 over three years and to issue to the Subsidiary fully vested warrants to purchase up to 3,237,000 ordinary shares of Alpha Tau, at exercise prices ranging from $3.474 to $3.90 per share (“Alpha Tau Warrants”), which are immediately exercisable. The term of the Service Agreement is three years, with limited termination rights. Amounts recognized under this arrangement are presented under “other income, net” in the consolidated statement of comprehensive income.

Due to the Company’s significant influence over operating and financial policies, Alpha Tau is considered a related party of the Company.

The following presents summarized financial information related to Alpha Tau as of December 31, 2025. Alpha Tau is a publicly traded company listed on the Nasdaq Capital Market, and its financial information is based on publicly available filings.

December 31, 2025
Cash	$12,202
Short-term deposits	60,924
Other current assets	5,172
Non-current assets	27,354
Total assets	105,652
Current liabilities	10,507
Non-current liabilities	18,046
Shareholders’ equity	77,099
Total liabilities and stockholders’ deficit	105,652

April 24, 2025 - December 31, 2025
Net loss	$29,313

The amount presented above reflects Alpha Tau’s total net loss for the period and is calculated on a straight-line basis, as there were no significant transactions during the period.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands (except share and per share data)

NOTE 8 - INVESTMENT IN ASSOCIATE AT FAIR VALUE (continued):

On April 24, 2025 and December 31, 2025, the fair value of the Company’s investment in Alpha Tau was $36,885 and $71,623, respectively. The Company recognized an unrealized gain on its investment in Alpha Tau of $36,997 in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2025. The fair value of Alpha Tau’s ordinary shares held by the Company was determined using the closing price of Alpha Tau’s ordinary shares on April 24, 2025 and December 31, 2025 of $2.612 and $4.95, respectively. On April 24, 2025 and December 31, 2025, the Company held approximately 17% of Alpha Tau’s ordinary shares’ voting interest.

The warrants issued under the Services Agreement are accounted for as a separate transaction from the Alpha Tau SPA. The fair value of the warrants is calculated based on Black-Scholes model.

Presented below is the summary of the assumptions and estimates that were used for the valuation of the Alpha Tau warrants as of June 23, 2025, the issuance date, and December 31, 2025:

	As of
Parameters and Assumptions	June 23, 2025	December 31, 2025
Share Price	$2.985	$4.95
Exercise Price	$ 3.47-3.9	$ 3.47-3.9
Expected Term	2.35	1.81
Volatility	55.61%	49.04%
Risk Free Rate	3.89%	3.47%
Dividend Rate	0%	0%

As of June 23, 2025, the issuance date, the fair value of the Alpha Tau warrants was $2,727. As of December 31, 2025, the fair value of the Alpha Tau warrants was $6,242. The change in fair value is recognized under “financial income (loss), net”.

NOTE 9 – CONVERTIBLE SECURED PROMISSORY NOTE

On November 14, 2025, in anticipation of the transactions contemplated by the Lifeward Share Purchase Agreement and the Lifeward Notes Purchase Agreement described below, the Company entered into a loan agreement with Lifeward Ltd.(“Lifeward”) pursuant to which the Company provided Lifeward with a $3,000 secured promissory note bearing interest at 15% per annum and maturing on May 14, 2026, unless earlier repaid or converted in accordance with its terms. The note is secured by a lien on Lifeward’s cash and accounts receivable.

The principal and accrued interest under the note are convertible into Lifeward ordinary shares at a conversion price of $5.40 per share, reflecting Lifeward’s 12-for-1 reverse share split effected on February 24, 2026, which adjusted the original conversion price of $0.45 per share.

The Company elected the fair value option in accordance with ASC 825-10, Financial Instruments, for the Secured Promissory Note. As a result, the Secured Promissory Note is measured at fair value, with changes in fair value recognized in the comprehensive income statement.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands (except share and per share data)

NOTE 9 – CONVERTIBLE SECURED PROMISSORY NOTE (continued):

The valuation of the Secured Promissory Note was performed based on the binomial model, using a discount rate of 32%. Presented below is the summary of the assumptions and estimates that were used for the valuation as of December 31, 2025:

Parameters and Assumptions
Share Price	$0.58
Conversion Rate	0.45
Maturity Date	May 14, 2026
Volatility	113.38%
Risk Free Rate	3.30%
Yield	27.76%

As of December 31, 2025, the fair value of the Secured Promissory Note was $4,637. For the year ended December 31, 2025, the Company recognized a gain of $1,637 related to changes in the fair value of the Secured Promissory Note, which is included in financial income (expense), net in the consolidated statements of comprehensive income (loss). For further details, see note 21.

NOTE 10 - OTHER NON-MARKETABLE EQUITY SECURITIES:

a.	On August 26, 2022, the Company entered into a stock purchase agreement with Diasome Pharmaceuticals, Inc. (“Diasome”), a privately-held company, pursuant to which the Company purchased shares of Series B preferred stock of Diasome for an aggregate purchase price of approximately $2,700. Following the purchase, the Company holds less than 5% of the issued and outstanding stock of Diasome. The stock purchase agreement provides the Company with the option to purchase additional preferred shares of stock on a pro rata basis at similar terms to the terms and conditions of the current round contingent upon Diasome achieving certain milestones.

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

During the years ended December 31, 2025 and 2024, there was no change in the value of the Diasome investment.

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

b.	On December 25, 2025, the Company entered into a Simple Agreement for Future Equity (“SAFE”) with NINA Medical Ltd. (“Nina”), a privately-held company, pursuant to which the Company provided funding of $100 to Nina. Under the terms of the SAFE, the investor will be entitled to receive preferred shares of Nina in a future equity financing round or upon certain triggering events. The SAFE does not bear interest and has no maturity date.

Composition:

	December 31,
	2025	2024
Accounts payable	$443	$789
Payroll and related accruals	755	407
Income tax	3,286	3,204
Accrued liabilities – Legal Fee	1,084	402
Accrued liabilities – Other	633	338
	$6,201	$5,140

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands (except share and per share data)

NOTE 12 - SHORT-TERM BORROWINGS:

On August 8, 2023, the Company borrowed an aggregate of $99,550 pursuant to loan agreements from Israel Discount Bank Ltd. (the “Short-Term Borrowings”). The Short-Term Borrowings had maturity dates ranging from August 11, 2023 to May 24, 2024, bore interest ranging from 6.66% to 7.38%, and were secured by certificates of deposits issued by Israel Discount Bank Ltd. having an aggregate face amount of $99,550. The net proceeds of the Short-Term Borrowings were used to fund the Tranche A Note (for further details, see note 4). The Short-Term Borrowings were paid in one payment of principal and interest at each respective maturity. As of December 31, 2024, the Company repaid the entire Short-Term Borrowings amount .

NOTE 13 - COMMITMENTS:

a.

Medicox

On November 13, 2022, the Company entered the Medicox License Agreement with Medicox (the “Medicox License Agreement”).

The Medicox License Agreement grants Medicox an exclusive license to apply for regulatory approval and distribute ORMD-0801 in the Republic of Korea. The Medicox License Agreement is for ten years, but the parties have the right to terminate it with a 180 days notice.

Medicox will comply with agreed distribution targets, purchase ORMD-0801 at an agreed transfer price per capsule and will be responsible for obtaining a regulatory approval in the Republic of Korea. The Medicox License Agreement contains a fixed consideration of $2,000, which was received by the Company during the year ended December 31, 2022 and is presented under long-term deferred revenues, as well as variable consideration consisting of development milestone payments of up to $15,000 and sales-based royalties of up to 15% on gross sales.

Under ASC 606 ,Revenue from Contracts with Customers, the Company identified Medicox as a customer and the Medicox License Agreement as a contract with a customer.

The Company’s obligation to stand-ready and support Medicox will be recognized on a straight-line basis over the period the Company expects to provide support to Medicox. As of December 31, 2025, this support has not commenced, and no revenue was recognized from the Medicox License Agreement.

If Medicox proceeds with the regulatory approval process in the Republic of Korea, the Company expects most of the revenue to be recognized at a later stage, going forward. If Medicox chooses to terminate the agreement, the Company will accelerate revenue recognition and recognize it at such time.

b.	Grants from the Israel Innovation Authority (“IIA”)

Under the terms of the Company’s funding from the IIA, royalties of 3% are payable on sales of products developed from a project so funded, up to a maximum amount equaling 100%-150% of the grants received (dollar linked) with the addition of interest at an annual rate based on SOFR.

All grants were received before the year ended August 31, 2020 and recorded as a reduction of research and development expenses at that time. At the time the grants were received, successful development of the related projects was not assured. The total amount that was received through December 31, 2025 was $2,213 ($2,570 including interest).

On February 18, 2025, the Company received approval from the IIA to transfer all of its IIA-funded technology to OraTech in accordance with the terms of the JV Agreement. This approval was granted upon the condition that the Company pays the aggregate IIA grant amount, plus accrued interest, less all royalties paid to date.

On February 27, 2025, the Company fulfilled its payment obligation by remitting $2,046 to the IIA, and as result the Company has no further obligations to the IIA. The amount of $1,987 was recognized in cost of revenue during the year ended December 31, 2025. The amount of $59 was recognized in previous periods.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands (except share and per share data)

NOTE 13 - COMMITMENTS (continued):

c.	Leases

On August 2, 2020, the Subsidiary entered into a lease agreement for its facilities in Israel. The lease agreement is for a period of 60 months commencing September 1, 2020. As security for its obligation under this lease agreement, the Company provided a bank guarantee in an amount equal to three monthly lease payments. For accounting purposes, the initial lease period was 60 months. During the year ended December 31, 2025, the Company exercised the extension option for a portion of its office space, extending the lease term until August 31, 2030.

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

The total expenses related to leases were $238 for the year ended December 31, 2025, and $265 for the year ended December 31, 2024.

The Company has various operating leases for office space and vehicles that expire through 2028. Below is a summary of the Company’s operating right-of-use assets and operating lease liabilities as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Operating right-of-use assets	$750	$414

Operating lease liabilities, current	285	216
Operating lease liabilities long-term	540	156
Total operating lease liabilities	$825	$372

Weighted Average of Remaining Lease Term
Operating leases	3.76	1.8

Weighted Average Discount Rate
Operating leases	6.3%	3.52%

Operating cash flows for operating lease for the years ended December 31, 2025 and 2024 were $292 and $264, respectively.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands (except share and per share data)

NOTE 13 - COMMITMENTS (continued):

c.	Leases (continued):

Lease payments for the Company’s right-of-use assets over the remaining lease periods as of December 31, 2025 are as follows:

December 31, 2025

2026	$332
2027	192
2028	163
2029	157
2030	104
Total undiscounted lease payments	948
Less: Interest*	(123)
Present value of lease liabilities	$825

*	Future lease payments were discounted by 3%-7% interest rate.

d.	Clinical Research Organization Services Agreement

On September 23, 2024, the Subsidiary entered into a Clinical Research Organization Services Agreement with a third party, to retain it as a clinical research organization (“CRO”). The services covered by the agreement include strategic planning, expert consultation, data processing, regulatory, clerical, project management and other research and development services requested by the Company for the Phase 3 clinical trial. As consideration for its services, the Company will pay the CRO a total amount of $11,577 during the term of the engagement and based on achievement of certain milestones, of which $1,406 recognized in research and development expenses through December 31, 2025.

The Company modified its clinical trial protocol and overall trial approach. The proposed new protocol is significantly smaller in scope and will enroll fewer participants than the original trial design. As a result of these changes, the Company is currently reexamining the terms and scope of the CRO Services Agreement to align with the revised trial design. See additional information in note 21.

e.	Ruby Sapphire II Investment

On December 29, 2025, the Company entered into agreement and committed to invest NIS 7,000 ($2,185) as a limited partner in Ruby Capital Investment Fund Sapphire II, Limited Partnership (“Ruby Sapphire II”), an Israeli private investment fund. The Company commitment may be drawn down over time in accordance with the fund’s partnership agreement, and the investment is subject to the risks inherent in private investment funds, including illiquidity and the potential loss of invested capital. See additional information in the subsequent events note.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands (except share and per share data)

NOTE 14 - STOCKHOLDERS’ EQUITY:

The following are the significant capital stock transactions that took place during the years ended December 31, 2025 and 2024:

a.	On March 18, 2024, the Company entered into an at the market offering (the “StockBlock ATM Agreement”) with Rodman & Renshaw LLC and StockBlock Securities LLC, as agent, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $75,000, through a sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to the Company’s effective shelf registration statement on Form S-3 including a prospectus dated March 18, 2024 and prospectus supplement dated September 1, 2021. The Company will pay the sales agent a cash commission of 3.0% of the gross proceeds of the sale of any shares sold through the sales agent under the StockBlock ATM Agreement. As of December 31, 2025 no shares had been issued under the StockBlock ATM Agreement.

b.	As of December 31, 2025 and 2024, the Company had outstanding warrants exercisable for 20,000 shares of common stock at an exercise price of $4.13 per share, which become exercisable on February 25, 2020 and expire on April 15, 2029. There was no warrant activity during the years ended December 31, 2025 and 2024.

c.	Buyback program

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

During 2025 and 2024, the Company repurchased and retired shares of its common stock under this program. During 2025 the Company repurchased 899,609 shares for $2,155, including $6 of excise tax, at an average price of $2.39 per share and during 2024, the Company repurchased 1,036,976 shares for $2,494, including $10 of excise tax, at an average price of $2.4 per share. All repurchases were funded with cash on hand.

As of December 31, 2025, the Company has repurchased 1,936,585 shares of its common stock under this program in the total amount of $4,649.

On October 20, 2025, the Company entered into a share repurchase agreement with HTIT, pursuant to which the Company repurchased and retired 1,155,367 shares of its common stock at a purchase price of $2.23 per share, for an aggregate price of $2,584, including $8 of excise tax. The repurchased shares were cancelled and retired upon closing.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands (except share and per share data)

NOTE 14 - STOCKHOLDERS’ EQUITY (continued):

d.	Dividends to Shareholders

On December 31, 2025, the Company’s Board of Directors declared a special cash dividend of $0.25 per share of common stock, payable to holders of record as of the close of business on January 16, 2026. The dividend was paid on January 26, 2026. In accordance with the terms of the Company’s outstanding warrant agreements, holders of 20,000 warrants as of the record date were also entitled to receive a cash payment of $0.25 per underlying warrant share. Holders of RSUs granted prior to the record date, including unvested RSUs, were entitled to receive a dividend equivalent of $0.25 per RSU unit, payable upon vesting of the underlying awards, as described below. The aggregate dividend and dividend equivalent amount, including amounts attributable to outstanding warrants and unvested RSUs, totaled $10,870. The dividend was unpaid as of December 31, 2025 and is recorded in dividends payable in the consolidated balance sheets.

Dividend equivalents declared on unvested RSUs are subject to the same vesting conditions as the underlying awards and are forfeited if the awards do not vest. Such dividend equivalents are deferred and will be paid to RSU holders upon vesting of the underlying award. In accordance with ASC 718, forfeitable dividend equivalents on equity-classified awards are recognized as a charge to retained earnings at the date of declaration, with a corresponding liability recorded in dividends payable.

e.	Waiver of loan granted to subsidiary– Oravax

As of December 31, 2025, Oravax ceased its operations. As a result, the Company waved the loan owed by Oravax to the Company (“waver of the loan”). In connection with the waiver of the loan owed by Oravax to the Company, which effectively constituted a benefit to the non-controlling interest, the Company recognized the impact as an adjustment to non-controlling interest balance, with a corresponding adjustment to additional paid-in capital.

NOTE 15 - STOCK-BASED COMPENSATION:

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

The following are the significant stock options, RSUs transactions with employees and board members made during the years ended December 31, 2025 and 2024:

a.	On January 4, 2024, the Company granted an aggregate of 941,500 RSUs representing a right to receive shares of the Company’s common stock to executive officers of the Company. The RSUs will vest in twelve equal quarterly installments starting January 8, 2024. The total fair value of these RSUs on the date of grant was $2,250 using the quoted closing market share price of $2.39 on the Nasdaq Capital Market on the date of grant.

b.

On January 4, 2024, the Company granted 294,000 performance based RSUs (“PSUs”) representing a right to receive shares of the Company’s common stock to executive officers of the Company. The total amount of the PSUs shall vest upon the satisfaction of certain market conditions. The total fair value of these PSUs on the date of grant was $691, using the Monte-Carlo model, based on the quoted closing market share price of $2.39 on the Nasdaq Capital Market on the date of grant.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands (except share and per share data)

NOTE 15 - STOCK-BASED COMPENSATION (continued):

c.	On January 4, 2024, the Company granted an aggregate of 187,610 RSUs representing a right to receive shares of the Company’s common stock to board members of the Company. 37,610 RSUs will vest in three equal quarterly installments starting April 1, 2024. 150,000 RSUs will vest in three equal annual installments starting January 1, 2025. The total fair value of these RSUs on the date of grant was $448, using the quoted closing market share price of $2.39 on the Nasdaq Capital Market on the date of grant.

d.	On January 30, 2024, the Company granted an aggregate of 3,750 RSUs representing a right to receive shares of the Company’s common stock to board member of the Company. The RSUs will vest in four equal quarterly installments starting April 1, 2024. The total fair value of these RSUs on the date of grant was $11, using the quoted closing market share price of $2.98 on the Nasdaq Capital Market on the date of grant.

e.	On April 17, 2024, the Company granted an aggregate of 29,800 RSUs representing a right to receive shares of the Company’s common stock to board member of the Company. 7,300 RSUs will vest in three equal quarterly installments starting July 1, 2024. 22,500 RSUs will vest in three equal annual installments starting January 1, 2025. The total fair value of these RSUs on the date of grant was $69, using the quoted closing market share price of $2.33 on the Nasdaq Capital Market on the date of grant.

f.	On June 20, 2024, the Company granted 34,000 PSUs representing a right to receive shares of the Company’s common stock to the Company’s Chief Financial Officer. The total amount of the PSUs shall vest upon the later of (i) June 18, 2026 and (ii) satisfaction of certain market conditions. The total fair value of these PSUs on the date of grant was $73, using the Monte-Carlo model, based on the quoted closing market share price of $2.21 on the Nasdaq Capital Market on the date of grant.

g.	On June 21, 2024, 140,040 RSUs representing a right to receive shares of the Company’s common stock were granted to executive officer. 93,360 shall vest in one installment on June, 18 2026 and 46,680 shall vest in four equal quarterly installments starting September 9, 2026. The total fair value of these RSUs on the date of grant was $305, using the quoted closing market share price of $2.18 on the Nasdaq Capital Market on the date of grant.

h.	On November 11, 2024, the Company granted an aggregate of 135,000 RSUs representing a right to receive shares of the Company’s common stock to executive officers of the Company. The RSUs vested on the date of grant. The total fair value of these RSUs on the date of grant was $321, using the quoted closing market share price of $2.38 on the Nasdaq Capital Market on the date of grant.

i.	On January 2, 2025, the Company granted 1,023,000 RSUs representing a right to receive shares of the Company’s common stock to the Company’s executive officers. The total amount of the RSUs shall vest in equal quarterly installments of approximately 85,249 over a three year period starting with the first quarterly vesting on January 1, 2025. The total fair value of these RSUs on the date of grant was $2,465 based on the quoted closing market share price of $2.41 on the Nasdaq Capital Market on the date of grant.

j.	On January 2, 2025, the Company granted 328,500 PSUs representing a right to receive shares of the Company’s common stock to the Company’s executive officers. The total amount of the PSUs shall vest upon the satisfaction of certain performance conditions. The total fair value of these PSUs on the date of grant was $792 based on the quoted closing market share price of $2.41 on the Nasdaq Capital Market on the date of grant.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands (except share and per share data)

NOTE 15 - STOCK-BASED COMPENSATION (continued):

k.

On January 2, 2025, the Board modified 294,000 outstanding PSUs that were granted to the Company’s executive officers adjusting the vesting criteria from market condition to performance targets. The incremental fair value arising from the modification was $13.

As of December 31, 2025, the PSUs granted to the Company’s executive officers were deemed to have achieved the first updated performance target. As a result, the Company recognized stock-based compensation expense of $197 for the year ended December 31, 2025, equal to the unrecognized grant-date fair value of the original award plus the incremental fair value arising from the modification.

l.	On June 5, 2025, the Company granted an aggregate of 150,000 RSUs representing a right to receive shares of the Company’s common stock to the Company’s board members. The RSUs granted to the board members vest in three equal annual installments on each of January 1, 2026, 2027 and 2028. The total fair value of these RSUs on the date of grant was $323, using the quoted closing market share price of $2.15 on the Nasdaq Capital Market on the date of grant.

m.	On June 5, 2025, the Company granted an aggregate of 34,876 RSUs representing a right to receive shares of the Company’s common stock to the Company’s board members. The RSUs granted to certain board members vest in four monthly installments on each of June 5, 2025, July 1, 2025, October 1, 2025 and January 1, 2026. The total fair value of these RSUs on the date of grant was $75, using the quoted closing market share price of $2.15 on the Nasdaq Capital Market on the date of grant.

n.	On December 31, 2025, the Company granted an aggregate of 20,900 RSUs representing a right to receive shares of the Company’s common stock to the Company’s board members. The RSUs granted to the board members vest in four equal quarterly installments starting April 1, 2026. The total fair value of these RSUs on the date of grant was $60, using the quoted closing market share price of $2.85 on the Nasdaq Capital Market on the date of grant.

o.	On December 31, 2025, the Company granted an aggregate of 120,000 RSUs representing a right to receive shares of the Company’s common stock to the Company’s board members. The RSUs granted to certain board members vest in three equal annual installments on each of January 1, 2027, 2028 and 2029. The total fair value of these RSUs on the date of grant was $342, using the quoted closing market share price of $2.85 on the Nasdaq Capital Market on the date of grant.

p.	On December 31, 2025, the Company granted an aggregate of 616,000 RSUs representing a right to receive shares of the Company’s common stock to executive officers of the Company. The RSUs will vest in eleven equal quarterly installments starting April 1, 2026. The total fair value of these RSUs on the date of grant was $1,756 using the quoted closing market share price of $2.85 on the Nasdaq Capital Market on the date of grant.

q.	On December 31, 2025, the Company granted an aggregate of 588,514 RSUs representing a right to receive shares of the Company’s common stock to executive officers of the Company. The RSUs vested on January 1, 2026. The total fair value of these RSUs on the date of grant was $1,677, using the quoted closing market share price of $2.85 on the Nasdaq Capital Market on the date of grant.

r.	On December 31, 2025, the Company granted 166,000 PSUs representing a right to receive shares of the Company’s common stock to executive officers of the Company. The PSUs vest upon the satisfaction of certain performance conditions. The total fair value of these PSUs on the date of grant was $472, using the quoted closing market share price of $2.85 on the Nasdaq Capital Market on the date of grant.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands (except share and per share data)

NOTE 15 - STOCK-BASED COMPENSATION (continued):

s.

On December 31, 2025, the Company granted 166,000 PSUs representing a right to receive shares of the Company’s common stock to executive officers of the Company. The PSUs vest upon the satisfaction of certain performance conditions or certain market conditions. The total fair value of these PSUs on the date of grant was $473, using the quoted closing market share price of $2.85 on the Nasdaq Capital Market on the date of grant. See additional information in note 21(c).

t.	Options to employees, directors and non-employees

A summary of the status of the stock options granted to employees and directors as of December 31, 2025 and 2024 and changes during the years ended on those dates, is presented below:

	Year ended December 31,
	2025		2024
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
		$		$
Options outstanding at beginning of year	1,661,008	7.21	1,909,676	8.03
Changes during the year:
Granted	-	-	-	-
Forfeited	(625)	13.89	(49,125)	13.92
Expired	-	-	(199,543)	13.40
Exercised	-	-	-	-
Options outstanding at end of year	1,660,383	7.21	1,661,008	7.21
Options exercisable at end of year	1,501,633	7.18	1,442,258	6.91

Expenses recognized in respect of stock options granted to employees and directors, for the years Ended December 31, 2025 and 2024, were $89 and $213, respectively.

u.	Options to employees, directors and non-employees

The following table presents summary information concerning the options granted to employees and directors outstanding as of December 31, 2025:

Exercise prices $	Number outstanding	Weighted Average Remaining Contractual Life Years	Weighted average exercise price $
1-6	840,500	3.83	3.94
6.23-9.12	283,008	1.80	7.96
10.40-20.19	536,875	5.50	11.94
	1,660,383	4.02	7.21

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands (except share and per share data)

NOTE 15 - STOCK-BASED COMPENSATION (continued):

u.	Options to employees, directors and non-employees (continued):

As of December 31, 2025, there were no unrecognized compensation costs related to non-vested options previously granted to employees and directors.

47,000 options granted to non-employees were outstanding and exercisable as of December 31, 2025 and 2024. The Company recorded no stock-based compensation related to non-employees’ awards during the years ended December 31, 2025 and 2024. During the years ended December 31, 2025 and 2024, no options were exercised.

As of December 31, 2025, there were no unrecognized compensation costs related to non-vested options previously granted to non-employees.

v.	Options to employees, directors and non-employees

The following table presents summary information concerning the options granted to non-employees outstanding as of December 31, 2025:

Range of exercise prices $	Number outstanding	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price $
3.74-5.08	47,000	3.98	4.31

w.	Restricted stock units

The following table summarizes the activities for unvested RSUs and PSUs granted to employees and directors for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
	Number of RSUs
Outstanding at the beginning of year	2,572,065	1,834,362
Changes during the year:
Granted	3,228,791	1,792,460
Issued	(1,410,437)	(617,542)
Forfeited	(6,925)	(386,445)
Expired	-	(50,770)
Outstanding at the end of the year	4,383,494	2,572,065
Vested during the year	1,880,104	925,937
Vested and unissued at year end	952,928	483,261

The Company recorded compensation expenses related to RSUs and PSUs of $5,063 for the year ended December 31, 2025 and $3,787 for the year ended December 31, 2024.

As of December 31, 2025, there were unrecognized compensation costs of $5,041 related to RSUs and PSUs. The unrecognized compensation costs are expected to be recognized over a weighted average period of 0.72 year.

The Company recorded total compensation expenses of $5,152 and $4,053 for the years ended December 31, 2025 and 2024, respectively. $1,893 and $1,998 were included in Research and Development expenses, $3,259 and $2,055 were included in General and Administrative expenses for the years ended December 31, 2025 and 2024, respectively.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands (except share and per share data)

NOTE 16 – INCOME (LOSS) PER SHARE OF COMMON STOCK:

The following table summarizes the calculation of basic and diluted income per common stock (in thousands, except for share and per share amounts):

	Year ended December 31,
	2025	2024
Basic income (loss) per common stock (numerator):
Net income (loss) applicable to common stock	64,050	(19,060)
Adjustment for dividends attributable to unvested RSUs	(808)	-
Net income (loss) applicable to common stock – basic	63,242	(19,060)
common stock (denominator):
Weighted average number of common stock – basic	41,402,997	40,850,446
Basic income (loss) per common stock	1.53	(0.48)

Diluted income (loss) per common stock (numerator):
Net income (loss) applicable to common stock – basic	63,242	(19,060)
Adjustment for dividends attributable to unvested RSUs	359	-
Net income (loss) applicable to common stock – diluted	63,601	(19,060)
common stock (denominator):
Weighted average number of common stock – basic	41,402,997	40,850,446
Diluted effect of RSUs	1,015,647	-
Weighted average number of common stock – diluted	42,418,644	40,850,446
Diluted income (loss) per common stock	1.50	(0.48)

For the year ended December 31, 2025, options to purchase common stock, RSUs and warrants totaling 1,847,946 were excluded from the calculation of diluted income per common stock, as their effect was antidilutive. As the Company had a net loss for the year ended December 31, 2024, all potentially dilutive common stock, including options, warrants and RSUs totaling 3,549,490, were considered antidilutive and therefore excluded from the calculation of diluted income per common stock for the period.

NOTE 17 - FINANCIAL INCOME (LOSS), NET:

	Year ended December 31,
	2025	2024
Revaluation of investments, net:
Revaluation of Scilex, net (see note 4)	44,647	(4,359)
Revaluation of Hapisga, net (see note 7)	1,522	-
Revaluation of Alpha Tau, net (see note 8)	36,997	-
Revaluation of RoyaltyVest loan, net (see note 4)	(447)	-
Revaluation of Profit Sharing Loan Agreement (see note 4)	372	57
Revaluation of Convertible Note (see note 9)	1,636	-
Revaluation of other marketable securities (see note 4)	3,212	(3,114)
	87,939	(7,416)
Interest Income	2,373	4,983
Exchange rate	(252)	174
Other	(606)	(27)
	$89,454	$(2,286)

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands (except share and per share data)

NOTE 18 - TAXES ON INCOME:

Taxes on income included in the consolidated statements of comprehensive income (loss) represent current taxes due to taxable income of the Company.

a.	Corporate taxation in the U.S.

The applicable corporate tax rate for the Company is 21%.

As of December 31, 2025, the Company has utilized all of its outstanding net operating loss (“NOL”). Oravax had an accumulated tax loss carryforward of approximately $3,395 (as of December 31, 2024, $3,386). Under U.S. tax laws, subject to certain limitations, carryforward tax losses originating in tax years beginning after January 1, 2018, have no expiration date, but they are limited to 80% of the company’s taxable income in any given tax year. Carryforward tax losses originating in tax years beginning prior to January 1, 2018, expire 20 years after the year in which incurred.

b.	Corporate taxation in Israel

The Subsidiary is taxed in accordance with Israeli tax laws. The corporate tax rate applicable to 2025 and 2024 is 23%.

As of December 31, 2025, the Subsidiary and Oravax Medical Ltd. had an accumulated tax loss carryforward of approximately $115,623 (as of December 31, 2024, approximately $113,419). Under the Israeli tax laws, carryforward tax losses have no expiration date.

c.	Cash paid for income taxes Cash paid for U.S. federal income taxes was $3,318 and $0 for the years ended December 31, 2025 and 2024, respectively.

d.	Deferred income taxes

	December 31,
	2025	2024
In respect of:
Net operating loss carryforward	$27,306	$26,797
Research and development expenses	1,005	1,220
Revaluation of investments	(7,973)	5,608
Other temporary differences	134	2,495
Less - valuation allowance	(28,383)	(36,120)
Net deferred tax liability	$(7,911)	$-

Deferred taxes are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company maintains a full valuation allowance against the deferred tax assets of certain entities, as management has determined that it is not more likely than not that such deferred tax assets will be realized.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands (except share and per share data)

NOTE 18 - TAXES ON INCOME (continued):

e.	Income (Loss) before taxes on income and income taxes included in the consolidated statements of comprehensive income (loss)

	Year ended December 31,
	2025	2024
Income (loss) before taxes on income:
U.S.	$46,424	$(8,853)
Outside U.S.	28,900	(7,067)
	$75,324	$(15,920)
Taxes on income (tax benefit):
Current:
U.S.	3,573	3,183
Outside U.S.	-	-
	$3,573	$3,183

Deferred Taxes:
U.S.	$(184)	$-
Outside U.S.	8,095	-
	$7,911	$-
Prior Year Taxes:
U.S.	(176)	-
Outside U.S.	-	-
	$(176)	$-

Total Taxes:
U.S.	$3,213	$3,183
Outside U.S.	8,095	-
	$11,308	$3,183

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands (except share and per share data)

NOTE 18 - TAXES ON INCOME (continued):

f.	Reconciliation of the statutory tax benefit to effective tax expense

Following is a reconciliation of the theoretical tax expense, assuming all income is taxed at the regular tax rates applicable to companies in the United States, and the actual tax expense. The amounts for 2024 are presented prior to the adoption of ASU 2023-09, while the amounts for 2025 are presented after its adoption.

2024
Income (loss) before taxes expenses	$(15,920)

Statutory tax (benefit) expense – 21%	(3,343)
Increase (decrease) in income taxes resulting from:
Change in valuation allowance	7,647
Disallowable deductions	(878)
Influence of different tax rate applicable to the Subsidiary and Oravax Medical Ltd.	(219)
Prior year adjustments	(13)
Uncertain tax position	(11)
Taxes on income for the reported year	$3,183

Year ended December 31, 2025

	Amount	Percent
U.S. federal statutory tax rate	$15,818	21
Foreign tax effects
Israel
Share-based payment awards	2,573	3.4
Changes In Valuation allowance	(1,137)	(1.5)
Statutory tax rate difference between Israel and United States	579	0.8
Other	13	0.0
Effect of cross-border tax laws	114	0.2
Change in the valuation allowance	(6,600)	(8.8)
Nontaxable or nondeductible items	122	0.2
Other	(174)	(0.2)
Effective Tax Rate	$11,308	15.0

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands (except share and per share data)

NOTE 18 - TAXES ON INCOME (continued):

g.	Uncertainty in Income Taxes

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

The following table summarizes the activity of the Company unrecognized tax benefits:

	Year ended December 31,
	2025	2024
Balance at Beginning of Year	$-	$11
Decrease in uncertain tax positions for the current year	-	(11)
Balance at End of Year	$-	$-

The Company does not expect unrecognized tax expenses to change significantly over the next 12 months.

The Company is subject to U.S. Federal income tax examinations for the tax years of 2021 through 2025.

The Subsidiary is subject to Israeli income tax examinations for the tax years of 2019 through 2025.

h.	Valuation Allowance Rollforward

	Year ended
	Balance at beginning of year	Additions (deductions)	Balance at end of year
Allowance in respect of carryforward tax losses:
Year ended December 31, 2025	$36,120	$(7,737)	$28,383
Year ended December 31, 2024	$28,473	$7,647	$36,120

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands (except share and per share data)

NOTE 19 - SEGMENT REPORTING:

The Company’s Chief Executive Officer, serving as the Chief Operating Decision Maker (CODM), evaluates operational performance and makes resource allocation decisions based on net income (loss), which is reported in the consolidated statements of comprehensive income. The Company has determined that it operates in a single reportable segment, focused on research and development activities related to its proprietary products and technologies.

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

NOTE 20 - RELATED PARTY TRANSACTIONS:

a.	Chief Scientific Officer

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

Effective as of January 1, 2026, monthly consulting fee of the Chief Scientific Officer is NIS 71,648 ($22).

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

Effective as of January 1, 2026, the gross monthly salary of the Chief Scientific Officer is NIS 55,114 ($17).

ORAMED PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands (except share and per share data)

NOTE 20 - RELATED PARTY TRANSACTIONS (continued):

b.	President and Chief Executive Officer

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

Effective as of January 1, 2026, the monthly consulting fee of the Chief Executive Officer is NIS 118,587 ($37).

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

Effective as of January 1, 2026, the gross monthly salary of the Chief Executive Officer is NIS 63,186 ($20).

d.	Balances with related parties:

	December 31,
	2025	2024
Accounts payable and accrued expenses - Shnida	$380	$175
Accounts payable and accrued expenses - Miriam Kidron	272	154
Total payable to related parties	$652	$329

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands (except share and per share data)

NOTE 20 - RELATED PARTY TRANSACTIONS (continued):

e.	Expenses to related parties:

	Year ended December 31,
	2025	2024
KNRY	$562	$563
Miriam Kidron (Chief Scientific Officer)	150	-
Shnida	768	514
Nadav Kidron (President and Chief Executive Officer)	232	297
Total expenses to related parties	$1,712	$1,374

NOTE 21 - SUBSEQUENT EVENTS:

a.	2023 Scilex Transaction and 2024 Refinancing

In connection with Note 4, regarding the Tranche B Note, on January 7, 2026, the Company received a repayment from Scilex of $3,396 ($3,125 of the principal amount and $271 interest). On February 27, 2026, the Company received a payment of $395 from Scilex representing royalties owed for the three months ended December 31, 2025.

b.	Dividend

In connection with Note 14, on January 22, 2026, the Company distributed a dividend in the amount of $10,061 to its shareholders.

c.	PSUs vested

In connection with Note 15, during January 2026, the applicable market condition related to 166,000 PSUs previously granted to the Company’s executive officers was satisfied. As a result, such PSUs vested in full.

d.	Nano

Subsequent to December 31, 2025 and through March 26, 2026, the Company purchased an additional 6,401,939 ordinary shares of Nano for an aggregate purchase price of $12,308 and the Company sold 1,269,987 ordinary shares of Nano for aggregate proceeds of $2,606. Following these transactions, the Company holds an aggregate of 10,568,743 ordinary shares of Nano, representing approximately 5.02% of its outstanding share capital as of March 26, 2026.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands (except share and per share data)

NOTE 21 - SUBSEQUENT EVENTS (continued):

e.	Pelthos

Subsequent to December 31, 2025 and through March 26, 2026, the Company sold 6,577 shares of Pelthos common stock for aggregate proceeds of $173. Following these sales, the Company hold 143,423 shares of Pelthos common stock.

f.	Lifeward

In connection with note 9, on February 12, 2026, we agreed to provide Lifeward with an additional secured promissory note with an initial principal amount of $525, which may be increased by up to an additional $975, bearing interest at 24% per annum and secured by a lien on Lifeward’s cash. As of March 26, 2026, we had funded $1,025 under this additional note.

The outstanding principal and accrued interest under the secured promissory notes are expected to be rolled into the Initial Notes issued under the Lifeward Notes Purchase Agreement described below.

Lifeward Share Purchase Agreement

On January 12, 2026, the Company entered into a Share Purchase Agreement (“Lifeward Share Purchase Agreement”) with Lifeward and OraTech pursuant to which Lifeward agreed to acquire all of the outstanding equity interests of OraTech from the Company (“Share Purchase Transaction”). Prior to the closing, the Company transferred to OraTech all intellectual property and related assets relating to our POD™ (Protein Oral Delivery) technology platform, together with cash to fund the next planned clinical trial and related development activities. As a result, commencing on the closing date of March 25, 2026, research and development expenses will be borne by OraTech.

In consideration for the acquisition of Oratech, Lifeward issued to us: (i) Lifeward Ordinary Shares and pre-funded warrants to purchase Lifeward Ordinary Shares representing up to 49.99% of Lifeward’s fully diluted equity capitalization at closing, subject to adjustments, representing less than 45.0% of the outstanding Lifeward Ordinary Shares at closing; (ii) warrants to purchase Lifeward Ordinary Shares equal to the quotient of Lifeward’s net cash at closing divided by an exercise price of $5.40 per share, reflecting Lifeward’s 12-for-1 reverse share split effected on February 24, 2026 (which adjusted the original exercise price of $0.45 per share), subject to adjustments (“Share Purchase Warrants”), and (iii) revenue-sharing payments equal to 4% of the net revenue from Lifeward’s ReWalk Personal Exoskeleton products and related extended warranties for up to 10 years following closing, subject to certain caps and early termination upon the occurrence of specified events.

The closing of the Initial Notes was subject to customary closing conditions, including the approval of Lifeward’s shareholders for the issuance of more than 19.99% of Lifeward Ordinary Shares in accordance with Nasdaq listing standards. Such shareholder approval was obtained on March 12, 2026.

In connection with the transaction, Lifeward agreed to file a resale registration statement with the SEC covering the Lifeward Ordinary Shares issued in the transaction and those issuable upon exercise of the pre-funded warrants and warrants described above as soon as practicable following closing, but no later than 75 days after closing, and to use commercially reasonable efforts to have such registration statement declared effective within 75 days after closing (or 105 days in the event of a full SEC review).

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands (except share and per share data)

NOTE 21 - SUBSEQUENT EVENTS (continued):

f.	Lifeward (continued):

Pre-Funded Warrants and Share Purchase Warrants

The Share Purchase Warrants will be immediately exercisable upon issuance at an initial exercise price of $5.40 per share, reflecting Lifeward’s 12-for-1 reverse share split effected on February 24, 2026 (which adjusted the original exercise price of $0.45 per share), and will expire five years from the date of issuance. The exercise price is subject to customary anti-dilution adjustments.

The Pre-Funded Warrants will have an exercise price of $0.0012 per share (reflecting the reverse-split adjusted price of the original $0.0001 per share), subject to customary adjustments, and will remain exercisable until exercised in full.

The Company may not exercise any portion of the Pre-Funded Warrants or Share Purchase Warrants to the extent that, after giving effect to such exercise, the Company and our affiliates would beneficially own more than 45.0% of the outstanding Lifeward Ordinary Shares. This limitation will automatically increase to 49.99% once (i) the Investors no longer hold any Notes and (ii) the Investors have sold all Note Shares issued or issuable upon conversion of the Notes and related warrants. The Company may increase the beneficial ownership limitation upon at least 61 days’ prior notice to Lifeward; provided that, for so long as certain Lifeward warrants outstanding as of the issuance date remain outstanding, any such increase will require Lifeward’s consent, which may not be unreasonably withheld, conditioned or delayed.

In connection with the execution of the Lifeward Share Purchase Agreement, the Company entered into a lock-up agreement for a period of 120 days after the Closing, without the prior written consent of Lifeward.

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands (except share and per share data)

NOTE 21 - SUBSEQUENT EVENTS (continued):

f.	Lifeward (continued):

Clinical Trial Management Agreement

In connection with the Lifeward Share Purchase Agreement, the Company agreed to entered into a clinical trial management (the “Clinical Trial Management Agreement”) with Oratech, pursuant to which the Company agreed to manage the clinical study of Oratech’s investigational oral insulin capsule product (the “Study”), including providing clinical trial management and administrative services through study completion (the “Services”). In consideration for the Services, OraTech will reimburse to the Company for all reasonable out-of-pocket expenses actually incurred by the Company in providing the Services and payments made on behalf of OraTech to third parties and vendors, such as clinical sites, if applicable, subject to certain limitations and maximum payments as set forth in the Clinical Trial Management Agreement. The Clinical Trial Management Agreement will terminate upon completion of the Study unless earlier terminated in accordance with the terms set forth therein.

Notes Securities Purchase Agreement

On January 12, 2026, the Company entered into a Securities Purchase Agreement (the “Lifeward Notes Purchase Agreement”) with Lifeward and other investors pursuant to which the Company agreed to purchase, in a private placement, up to $18,000 of senior secured convertible notes issued by Lifeward, together with accompanying warrants to purchase Lifeward Ordinary Shares.

At the initial closing, which occurred on March 25, 2026, the Company agreed to purchase $9,000 aggregate principal amount of such notes (the “Initial Notes”). The Notes bear interest at 8% per annum, payable semi-annually, and mature three years from the date of issuance. The Notes are convertible into Lifeward Ordinary Shares at an initial conversion price of $5.40 per share, reflecting Lifeward’s 12-for-1 reverse share split effected on February 24, 2026 (which adjusted the original conversion price of $0.45 per share), subject to customary anti-dilution adjustments.

The Company also agreed to purchase an additional $9,000 aggregate principal amount of notes (the “Additional Notes”) and together with the Initial Notes (the “Notes”) together with accompanying warrants, on substantially the same terms as the Initial Notes.

The closing of the Additional Notes is subject to customary closing conditions and either:

(i) Lifeward achieving at least a 150% increase in ReWalk unit sales compared to the trailing twelve-month period immediately preceding the Additional Closing; or

ORAMED PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands (except share and per share data)

NOTE 21 - SUBSEQUENT EVENTS (continued):

f.	Lifeward (continued):

(ii) the closing price of Lifeward Ordinary Shares equaling or exceeding $13.80 per share, reflecting Lifeward’s 12-for-1 reverse share split (which adjusted the original $1.15 threshold), for 10 consecutive trading days immediately prior to the Additional Closing.

The closing of the Notes was subject to customary closing conditions, including the approval of Lifeward’s shareholders for the issuance of more than 19.99% of Lifeward Ordinary Shares in accordance with Nasdaq listing standards. Such shareholder approval was obtained on March 12, 2026.

In connection with the transaction, Lifeward agreed to file a resale registration statement with the SEC covering the Lifeward Ordinary Shares issuable upon conversion of the Notes and exercise of the related warrants within 30 days after the Initial Closing, and to use commercially reasonable efforts to have the registration statement declared effective within 45 days thereafter (or 75 days in the event of a full SEC review).

Company is currently evaluating the accounting treatment of these transactions and the impact on its consolidated financial statements.

g.	Ruby Sapphire II Investment

In connection with Note 13, on February 5, 2026, the Company had funded NIS 1,556 ($499) under this commitment. The Company is currently evaluating the accounting treatment of these transactions and the impact on its consolidated financial statements.

h.	Corner Ally Ventures

On March 1, 2026, the Company’s board approved the formation of Corner Ally Ventures (the “Fund”), a venture capital fund focused on investments in Israeli technology companies. The Company co-founded the Fund together with Corner Capital Management, LLC and, together with Ben Shapiro, is expected to serve as a general partner of the Fund and participate in its management and investment decision-making and may be entitled to a share of the Fund’s carried interest. The Company also expects to serve as an anchor limited partner and has committed to invest up to $40,000 in the Fund, which is expected to be funded over an anticipated four-year capital call period. The Fund’s initial closing, subject to a minimum capital commitment of $75,000, is expected to occur in the third quarter of 2026. The Company is currently evaluating the accounting treatment of this arrangement and the impact, if any, on its consolidated financial statements.

i.	RSU Grant

On March 17, 2026, the Company granted an aggregate of 478,341 RSUs representing a right to receive shares of the Company’s common stock to executive officers of the Company. The RSUs will vest in eight equal quarterly installments starting April 1, 2026.

(b)	Exhibits

3.1	Composite Copy of Certificate of Incorporation, as amended as of January 22, 2013, corrected February 8, 2013, as amended as of July 25, 2014, corrected September 5, 2017 and as further amended as of August 3, 2020 (incorporated by reference from our annual report on Form 10-K filed November 24, 2020)

3.2	Fifth Amended and Restated By-laws, adopted effective March 27, 2025 (incorporated by reference from our Annual Report on Form 10-K filed March 27, 2025).

3.3	Fifth Amended and Restated By-laws, adopted effective March 27, 2025 (marked copy) (incorporated by reference from our Annual Report on Form 10-K filed March 27, 2025).

4.1	Specimen Common Stock Certificate (incorporated by reference from our registration statement on Form S-1 filed February 1, 2013).

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K filed on March 27, 2025).

4.3	Rights Agreement, dated as of November 17, 2025, between Oramed Pharmaceuticals Inc. and Continental Stock Transfer & Trust Company, as Rights Agent. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 17, 2025).

4.4	Form of Pre-Funded Warrant. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 14, 2026).

4.5	Form of Share Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 14, 2026).

4.6	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 14, 2026).

4.7	Form of Purchase Agreement Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 14, 2026).

4.8	Form of February 2026 Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2026).

10.1+	Consulting Agreement by and between Oramed Pharmaceuticals Inc. and Shnida Ltd., entered into as of November 1, 2022, for the services of Nadav Kidron (incorporated by reference from our annual report on Form 10-K filed March 6, 2023).

10.2+	Amendment, dated December 31, 2025, to Consulting Agreement by and between Oramed Pharmaceuticals Inc. and Shnida Ltd., entered into as of November 1, 2022, for the services of Nadav Kidron.

10.3+	Employment Agreement by and between Oramed Ltd. and Nadav Kidron, entered into as of November 1, 2022 (incorporated by reference from our annual report on Form 10-K filed March 6, 2023).

10.4+	Amendment, dated April 27, 2023, to Employment Agreement by and between Oramed Ltd. and Nadav Kidron, entered into as of November 1, 2022 (incorporated by reference from our annual report on Form 10-K filed March 6, 2024).

10.5+	Amendment, dated January 8, 2024, to Employment Agreement by and between Oramed Ltd. and Nadav Kidron, entered into as of November 1, 2022 (incorporated by reference from our annual report on Form 10-K filed March 6, 2024).

10.6+	Amendment, dated November 7, 2024, to Employment Agreement by and between Oramed Ltd. and Nadav Kidron, entered into as of November 1, 2022 (incorporated by reference from our Annual Report on Form 10-K filed March 27, 2025).

10.7	Consulting Agreement by and between Oramed Pharmaceuticals Inc. and KNRY, Ltd., entered into as of April 1, 2025, for the services of Miriam Kidron (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2025).

10.8	Amendment, dated April 1, 2025, to Consulting Agreements by and between Oramed Ltd. and KNRY, Ltd., entered into as of April 1, 2025, for the services of Miriam Kidron.

10.9+	Employment Agreement by and between Oramed Ltd. and Miriam Kidron, entered into as of April 1, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2025).

10.10	Amendment, dated December 31, 2025, to Employment Agreement by and between Oramed Ltd. and Miriam Kidron, entered into as of January 1, 2026.

10.11+	Oramed Pharmaceuticals Inc. 2019 Stock Incentive Plan (incorporated by reference from our definitive proxy statement on Schedule 14A filed August 6, 2019).

10.12+	Oramed Pharmaceuticals Inc. Amended and Restated 2019 Stock Incentive Plan (incorporated by reference from our definitive proxy statement on Schedule 14A filed June 30, 2020).

10.13+	Amendment to Oramed Pharmaceuticals Inc. Amended and Restated 2019 Stock Incentive Plan (incorporated by reference from our definitive proxy statement on Schedule 14A filed June 2, 2022).

10.14+	Form of Notice of Stock Option Award and Stock Option Award Agreement (incorporated by reference from our annual report on Form 10-K filed November 27, 2019).

10.15+	Form of Restricted Stock Unit Notice and Restricted Stock Unit Agreement (incorporated by reference from our annual report on Form 10-K filed March 6, 2023).

10.16	Joint Venture Agreement, dated January 22, 2024, among Oramed Pharmaceuticals Inc., Oramed Ltd., Hefei Tianhui Biotech Co., Ltd. and Technowl Limited (incorporated by reference from our current report on Form 8-K filed January 23, 2024).

10.17	At the Market Offering Agreement, dated March 18, 2024, by and among the Company, Rodman & Renshaw LLC and StockBlock Securities LLC. (incorporated by reference from our current report on Form 8-K filed March 18, 2024).

10.18§	Securities Purchase Agreement, dated September 21, 2023 by and between Scilex Holding Company and Oramed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 26, 2023).

10.19	Senior Secured Promissory Note, dated September 21, 2023 issued to Oramed Pharmaceuticals Inc. by Scilex Holding Company (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed September 26, 2023).

10.20	Registration Rights Agreement, dated September 21, 2023, by and between Oramed Pharmaceuticals Inc. and Scilex Holding Company (incorporated by reference from our current report on Form 8-K filed September 26, 2023).

10.21§	Subsidiary Guarantee, dated September 21, 2023, by and among Oramed Pharmaceuticals, Acquiom Agency Services LLC, Scilex Holding Company, and certain subsidiaries of Scilex Holding Company party thereto (incorporated by reference from our current report on Form 8-K filed September 26, 2023).

10.22	Security Agreement, dated September 21, 2023, by and among Oramed Pharmaceuticals, Acquiom Agency Services LLC, Scilex Holding Company, and certain subsidiaries of Scilex Holding Company party thereto (incorporated by reference from our current report on Form 8-K filed September 26, 2023).

10.23	Letter Agreement, dated as of September 20, 2024, by and between Oramed Pharmaceuticals Inc. and Scilex Holding Company (incorporated by reference from our current report on Form 8-K filed September 23, 2024).

10.24	Master Services Agreement dated September 23, 2024, between Oramed Ltd. and InClin, Inc. (incorporated by reference from our current report on Form 8-K filed September 26, 2024).

10.25	Securities Purchase Agreement, dated October 7, 2024, by and between Scilex Holding Company and the investors signatory thereto (incorporated by reference from our current report on Form 8-K filed October 8, 2024).

10.26	Amendment No. 1 to Scilex-Oramed SPA, dated October 8, 2024, by and between Scilex Holding Company and Oramed Pharmaceuticals Inc (incorporated by reference from our current report on Form 8-K filed October 8, 2024).

10.27	Tranche B Senior Secured Convertible Note, dated October 8, 2024, issued by Scilex Holding Company to the Company (incorporated by reference from our current report on Form 8-K filed October 8, 2024).

10.28	Warrant to Purchase Common Stock, dated October 8, 2024, issued by Scilex Holding Company to the Company (incorporated by reference from our current report on Form 8-K filed October 8, 2024).

10.29	Purchase and Sale Agreement, dated October 8, 2024, by and among Scilex Holding Company, Silex Pharmaceuticals Inc. and the purchasers signatory thereto (incorporated by reference from our current report on Form 8-K filed October 8, 2024).

10.30	Security Agreement, dated October 8, 2024, by and among Scilex Pharmaceuticals Inc., and the purchasers signatory thereto (incorporated by reference from our current report on Form 8-K filed October 8, 2024).

10.31	Subordination Agreement, dated October 8, 2024, by and among Scilex Pharmaceuticals Inc., Acquiom Agency Services LLC and other signatories thereto (incorporated by reference from our current report on Form 8-K filed October 8, 2024).

10.32	Consent and Amendment, dated as of October 8, 2024, by and between Scilex Holding Company and Oramed Pharmaceuticals Inc. (incorporated by reference from our current report on Form 8-K filed October 8, 2024).

10.33	Subsidiary Guarantee Amendment, dated October 8, 2024, made by certain of Scilex Holding Company subsidiaries in favor of the holders of that certain Tranche A Note (incorporated by reference from our current report on Form 8-K filed October 8, 2024).

10.34	Amended and Restated Security Agreement, dated October 8, 2024, by and among Scilex Holding Company, the Subsidiaries of Scilex Holding Company party thereto, Oramed Pharmaceuticals Inc. and Acquiom Agency Services LLC (incorporated by reference from our current report on Form 8-K filed October 8, 2024).

10.35	Rest of World License Term Sheet, dated October 8, 2024, between Oramed Pharmaceuticals Inc., Scilex Holding Company and the other parties signatories thereto (incorporated by reference from our current report on Form 8-K filed October 8, 2024).

10.36	Agreement Among Holders, dated October 8, 2024, by and between Oramed Pharmaceuticals Inc., Acquiom Agency Services LLC and the other signatories thereto (incorporated by reference from our current report on Form 8-K filed October 8, 2024).

10.37	Deferral and Consent under Tranche B Senior Secured Convertible Note, dated January 2, 2025, by and among Scilex Holding Company, Oramed Pharmaceuticals Inc., SCLX Stock Acquisition JV LLC and Acquiom Agency Services LLC (incorporated by reference from our current report on Form 8-K filed January 3, 2025).

10.38	Amendment to Senior Secured Promissory Note, dated January 21, 2025, by and among Scilex Holding Company, Oramed Pharmaceuticals Inc., and SCLX Stock Acquisition JV LLC (incorporated by reference from our current report on Form 8-K filed January 22, 2025).

10.39	Form of Share Purchase Agreement, dated as of April 28, 2025, by and between Oramed Ltd. and Alpha Tau Medical Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2025).

10.40*

English Summary of Loan Agreement, dated March 24, 2025, by and among Oramed Ltd. and Tova Hochma Im Nachala Ltd., as Lenders, and Project Hapisga – Telefoniot HaHadasha Ltd., as Borrower (originally executed in Hebrew; filed pursuant to Rule 306 of Regulation S-T).

10.41*	English Summary of Inter-Lender Agreement, dated March 24, 2025, by and between Oramed Ltd. and Tova Hochma Im Nachala Ltd. (originally executed in Hebrew; filed pursuant to Rule 306 of Regulation S-T).

10.42	Employment Agreement by and between Oramed Ltd. and Joshua Hexter, entered into as of August 18, 2019.

10.43	Amendment, dated September 19, 2021, to Employment Agreement by and between Oramed Ltd. and Joshua Hexter, entered into as of August 1, 2021.

10.44	Amendment, dated August 10, 2022, to Employment Agreement by and between Oramed Ltd. and Joshua Hexter, entered into as of July 1, 2022.

10.45	Amendment, dated April 27, 2023, to Employment Agreement by and between Oramed Ltd. and Joshua Hexter, entered into as of April 17, 2023.

10.46	Amendment, dated February 8, 2024, to Employment Agreement by and between Oramed Ltd. and Joshua Hexter, entered into as of January 1, 2024.

10.47	Amendment, dated November 7, 2024, to Employment Agreement by and between Oramed Ltd. and Joshua Hexter, entered into as of July 1, 2024.

10.48	Amendment, dated December 31, 2025, to Employment Agreement by and between Oramed Ltd. and Joshua Hexter, entered into as of January 1, 2026.

10.49	Consulting Agreement by and between Oramed Pharmaceuticals Inc. and Avi Gabay, entered into as of January 1, 2026, for the services of Avi Gabay.

10.50	Employment Agreement by and between Oramed Ltd. and Avi Gabay, entered into as of June 6, 2024.

10.51	Amendment, dated December 31, 2025, to Employment Agreement by and between Oramed Ltd. and Avi Gabay, entered into as of June 6, 2024.

10.52	Option Agreement for Repurchase of Warrants, dated July 22, 2025, between Scilex Holding Company and Oramed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2025).

10.53	Share Repurchase Agreement, dated October 20, 2025, by and between the Company and Hefei Tianhui Biotech Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 24, 2025).

10.54	Share Purchase Agreement, dated as of January 12, 2026, by and among Oramed Pharmaceuticals Inc., Oratech Pharma, Inc. and Lifeward Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 14, 2026).

10.55	Form of Securities Purchase Agreement, dated as of January 12, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 14, 2026).

10.56	Form of Lock-Up Agreement, dated as of January 12, 2026 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 14, 2026).

10.57	Form of Clinical Trial Management Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 14, 2026).

10.58	Warrant Agreement, dated as of February 17, 2026, by and among Oramed Pharmaceuticals Inc. and Scilex Holding Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 20, 2026).

19.1	Oramed Pharmaceuticals Inc. Insider Trading Policy. (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 27, 2025)

21.1*	Subsidiaries. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 27, 2025)

23.1*	Consent of Kesselman & Kesselman, Certified Public Accountants (Isr.), a member firm of PricewaterhouseCoopers International Limited, an independent registered public accounting firm.

31.1*	Certification Statement of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification Statement of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification Statement of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification Statement of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

97.1	Oramed Pharmaceuticals Inc. Clawback Policy, adopted November 9, 2023 (incorporated by reference from our annual report on Form 10-K filed March 6, 2024).

101.1*	The following financial statements from the Company’s annual report on Form 10-K for the year ended December 31, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Loss, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensation plan.

§	Certain exhibits and similar attachments to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit or other attachment will be furnished supplementary to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

/s/ Nadav Kidron
Nadav Kidron,
President and Chief Executive Officer

Date: March 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Nadav Kidron	March 26, 2026
Nadav Kidron,
President and Chief Executive Officer and Director
(principal executive officer)

/s/ Avraham Gabay	March 26, 2026
Avraham Gabay,
Chief Financial Officer
(principal financial and accounting officer)

/s/ Dr. Daniel Aghion	March 26, 2026
Dr. Daniel Aghion,
Director

/s/ Miriam Kidron	March 26, 2026
Miriam Kidron,
Director

/s/ Arie Mayer	March 26, 2026
Arie Mayer,
Director

/s/ Yehuda Reznick	March 26, 2026
Yehuda Reznick,
Director

/s/ Benjamin Shapiro	March 26, 2026
Benjamin Shapiro,
Director