Form 10-Q
period 2026-03-31
ORAMED PHARMACEUTICALS INC.
filed 2026-05-19
CIK 1176309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐    No ☒

As of May 19, 2026, there were 40,926,081 shares of the issuer’s common stock, $0.012 par value per share, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

 i

Cautionary Statement Regarding Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws and the Israeli securities law. Words such as “expects,” “anticipates,” “intends,” “plans,” “planned expenditures,” “believes,” “seeks,” “estimates,” “considers” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Quarterly Report on Form 10-Q. Additionally, statements concerning future matters are forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements include, among other statements, statements regarding the following:

●	our plan to evaluate potential strategic opportunities;

●	our potential repurchases of shares of our common stock;

●	our ability to recover the proceeds and/or collateral under the Tranche A Note and Tranche B Note (as defined herein) and related agreements from Scilex Holding Company, or Scilex;

●	the fluctuating market price and liquidity of the common stock of Scilex, Alpha Tau and Lifeward underlying the warrants we hold;

●	our loan agreements in real estate projects, including, but not limited to, agreements to finance a real estate project, or Profit Sharing Loan Agreement, expose us to potential market, liquidity, and execution risks;

●	our various real estate investments involve significant risks and might not provide long-term value appreciation and potential income streams that we expect to receive;

●	our exposure to potential litigation;

●	our ability to enhance value for our stockholders;

●	the expected benefits, risks and impact of the Lifeward transactions, including the transfer of our POD™ technology platform to OraTech Pharmaceuticals Ltd., and our ability to recover the value of our investment in Lifeward, including through the senior secured convertible notes, equity consideration, warrants, and revenue-sharing payments to be received in connection with the Lifeward transactions;

●	we may not realize a return on our investments in marketable securities that we own;

●	we are subject to foreign currency exchange rate fluctuations, primarily related to the Israeli New Shekel, which may affect our operating expenses, financial results, and cash flows;

 ii

●	risks related to our investment in Ruby Capital Investment Fund Sapphire II, Limited Partnership, including illiquidity, capital call obligations, uncertainty regarding the timing and amount of any returns, and the potential loss of invested capital;

●	our research and development plans, via Oratech, including preclinical and clinical trials plans and the timing of enrollment, obtaining results and conclusion of trials;

●	our belief that our technology, held by Oratech, has the potential to deliver medications that today can only be delivered via injection;

●	the competitive ability of our technology, held by Oratech, based on product efficacy, safety, patient convenience, reliability, value and patent position;

●	the potential market demand for our products;

●	our ability to obtain patent protection for our intellectual property;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and

●	information with respect to any other plans and strategies for our business.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, or our Annual Report, as filed with the Securities and Exchange Commission, or the SEC, on March 26, 2026, as well as those discussed elsewhere in our Annual Report and expressed from time to time in our other filings with the SEC. In addition, historic results of scientific research, clinical and preclinical trials do not guarantee that the conclusions of future research or trials would not suggest different conclusions. Also, historic results referred to in this Quarterly Report on Form 10-Q could be interpreted differently in light of additional research, clinical and preclinical trials results. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report on Form 10-Q which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

 iii

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2026

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	March 31,	December 31,
	2026	2025
Assets

CURRENT ASSETS:
Cash and cash equivalents	$13,202	$45,947
Short-term deposits	11,097	10,979
Marketable securities	4,965	5,417
Investments at fair value	36,576	63,551
Convertible note	-	4,636
Prepaid expenses and other current assets	2,310	2,741
Total current assets	68,150	133,271

LONG-TERM ASSETS:
Long-term deposits	2	2
Marketable securities	17,967	8,371
Investments at fair value	50,678	10,119
Investment in associate at fair value	102,299	71,623
Loan to an equity method investee	423	553
Investment in Lifeward	22,492	-
Investment in real estate	1,921	1,921
Other non-marketable equity securities	3,624	3,624
Amounts funded in respect of employee rights upon retirement	46	44
Property and equipment, net	561	586
Operating lease right-of-use assets	684	750
Total long-term assets	200,697	97,593
Total assets	$268,847	$230,864

Liabilities and stockholders’ equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,521	$6,201
Payable to related parties	-	652
Deferred income	1,471	1,353
Dividend Payable	303	10,595
Operating lease liabilities	268	285
Total current liabilities	10,563	19,086

LONG-TERM LIABILITIES:
Deferred revenues	-	2,000
Deferred income	1,530	1,269
Employee rights upon retirement	40	39
Operating lease liabilities	493	540
Dividend Payable	198	275
Deferred tax liabilities	17,747	7,911
Total long-term liabilities	20,008	12,034

COMMITMENTS (note 10)

EQUITY
Common stock, $0.012 par value (60,000,000 authorized shares; 40,926,081 and 39,275,006 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	491	472
Additional paid-in capital	322,906	322,708
Accumulated deficit	(85,121)	(123,436)
Total equity	238,276	199,744
Total liabilities and equity	$268,847	$230,864

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	Three months ended March 31,
	2026	2025
REVENUES	$-	$2,000
COST OF REVENUE	-	(1,987)
GROSS PROFIT	-	13

RESEARCH AND DEVELOPMENT EXPENSES	(1,594)	(2,206)
GENERAL AND ADMINISTRATIVE EXPENSES	(2,065)	(2,307)
OPERATING LOSS	(3,659)	(4,500)

OTHER INCOME, NET	8,250	-
FINANCIAL INCOME (LOSS), NET	44,849	(2,558)
INCOME (LOSS) BEFORE TAX EXPENSES	$49,440	$(7,058)
TAX EXPENSES	(11,130)	(584)
NET INCOME (LOSS)	$38,310	$(7,642)

BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK	$0.94	$(0.19)
DILUTED INCOME (LOSS) PER SHARE OF COMMON STOCK	$0.91	$(0.19)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK	40,773,866	41,228,782
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING DILUTED INCOME (LOSS) PER SHARE OF COMMON STOCK	41,970,186	41,228,782

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands

(UNAUDITED)

	Common Stock		Additional paid-in	Accumulated	Total
	Shares	$	capital	deficit	equity
	In thousands
BALANCE AS OF JANUARY 1, 2026	39,275	472	$322,708	$(123,436)	$199,744
CHANGES DURING THE THREE MONTHS ENDED MARCH 31, 2026
STOCK-BASED COMPENSATION	1,651	19	1,717	-	1,736
TAX WITHHOLDINGS RELATED TO STOCK-BASED COMPENSATION SETTLEMENTS			(1,519)	-	(1,519)
FORFEITED DIVIDEND	-	-	-	5	5
NET INCOME	-	-	-	38,310	38,310
BALANCE AS OF MARCH 31, 2026	40,926	$491	$322,906	$(85,121)	$238,276

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF JANUARY 1, 2025	39,920	$480	$322,401	$(176,616)	$146,265	$(918)	$145,347
CHANGES DURING THE THREE MONTHS ENDED MARCH 31, 2025
STOCK-BASED COMPENSATION	931	11	2,178	-	2,189	-	2,189
NET LOSS	-	-	-	(7,642)	(7,642)	-	(7,642)
BALANCE AS OF MARCH 31, 2025	40,851	$491	$324,579	$(184,258)	$140,812	$(918)	$139,894

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(UNAUDITED)

	Three months ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$38,310	$(7,642)
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Depreciation	30	30
Exchange differences and interest on deposits	(140)	130
Changes in fair value of investments	(44,851)	3,348
Stock-based compensation	1,736	2,189
Gain on amounts funded in respect of employee rights upon retirement	(2)	-
Gain on sale of IP	(5,821)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	431	667
Accounts payable, accrued expenses and related parties	149	(185)
Net changes in operating lease	2	1
Deferred revenue	(2,000)	(2,000)
Deferred income	(596)	-
Liability for employee rights upon retirement	1	3
Deferred tax liabilities	9,836	-
Other liabilities	-	(60)
Total net cash used in operating activities	(2,915)	(3,519)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5)	(3)
Purchase of marketable securities	(12,861)	-
Investments at fair value	(999)	-
Proceeds from redemption of short-term deposits	-	28,450
Loan to investment in equity method	-	(7,000)
Equity method investee	-	(250)
Lifeward transactions	(11,924)	-
Proceeds from loan to an equity method investee	-	2,736
Real estate investment	-	(1,194)
Proceeds from investments	3,522	877
Proceeds from marketable securities	2,779	-
Total net cash )used in) provided by investing activities	(19,488)	23,616
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend paid	(10,364)	-
Total net cash used in financing activities	(10,364)	-
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	22	(1)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,745)	20,096
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	45,947	54,420
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,202	$74,516

(A) SUPPLEMENTARY DISCLOSURE ON CASH FLOWS -
Interest received	$399	$1,183

(B) SUPPLEMENTARY DISCLOSURE OF NON-CASH ACTIVITIES
Investment in equity method	$-	$390
Investment in Lifeward	6,796
Forfeited dividends	5	-
Tax withholdings related to stock-based compensation settlements	1,519	-

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 1 - GENERAL:

Incorporation and Operations

Oramed Pharmaceuticals Inc. (collectively with its subsidiaries, the “Company”, unless the context indicates otherwise), a Delaware corporation, was incorporated on April 12, 2002.

On May 14, 2007, the Company incorporated a wholly-owned subsidiary in Israel, Oramed Ltd. (the “Subsidiary”), which is engaged in research and development. Following the transaction with Lifeward, the development activities related to the POD™ technology are expected to continue through OraTech.

On March 4, 2026, the Company incorporated a wholly-owned subsidiary in Israel, OraTech Pharmaceuticals Ltd. (“OraTech Ltd”), which served as a corporate vehicle for the transaction with Lifeward (see note 9).

Lifeward Transaction

On January 12, 2026, the Company entered into a Share Purchase Agreement with Lifeward Ltd. (“Lifeward”) (Nasdaq: LFWD) and OraTech Ltd., pursuant to which Lifeward agreed to acquire all of the outstanding equity interests of OraTech Ltd. from the Company (the “Share Purchase Agreement”). Prior to the closing, the Company transferred to OraTech Ltd. all intellectual property and related assets relating to the Company’s POD™ (Protein Oral Delivery) technology platform, together with $6,500 to fund the next planned clinical trial and related development activities. The transaction closed on March 25, 2026 (the “Lifeward Closing Date”), and from that date forward, OraTech Ltd. will bear all research and development expenses related to the POD™ technology platform.

In consideration for the acquisition of OraTech Ltd., Lifeward issued to the Company:

(i)	1,250,363 ordinary shares of Lifeward, no par value (the “Lifeward Ordinary Shares”), representing 45.0% of the outstanding Lifeward Ordinary Shares on the Lifeward Closing Date.

(ii)	1,006,113 pre-funded warrants to purchase Lifeward Ordinary Shares at an exercise price of $0.0001 per share, exercisable and with no expiration date (the “Pre-Funded Warrants”).

(iii)	1,296,296 warrants to purchase Lifeward Ordinary Shares at an exercise price of $5.40 per share (the “Share Purchase Warrants”).

(iv)

revenue-sharing payments equal to 4% of the net revenue from Lifeward’s ReWalk Personal Exoskeleton products and related extended warranties for up to 10 years (the “Lifeward Revenue Share”), subject to certain caps and termination events.

The Company may not exercise any portion of its Pre-Funded Warrants or Share Purchase Warrants to the extent that the Company, together with its affiliates, would beneficially own more than 45.0% of the outstanding Lifeward Ordinary Shares immediately after exercise (which will automatically increase to 49.99% following the date on which (i) the other noteholders no longer hold any of their respective Notes (as defined below), and (ii) the other noteholders have sold all the Lifeward Ordinary Shares issued or issuable upon conversion of the their respective Notes and exercise of the such other noteholders’ accompanying Share Purchase Warrants. The Company may, subject to certain conditions, increase the beneficial ownership limitation upon at least 61 days’ prior notice to

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 1 - GENERAL (continued):

Lifeward; subject to Lifeward’s prior consent, which such consent shall not be unreasonably withheld, conditioned or delayed.

In addition to the Share Purchase Agreement, on the Lifeward Closing Date, the Company entered into a securities purchase agreement (the “Lifeward Notes Purchase Agreement”), pursuant to which, on March 25, 2026, following satisfaction of closing conditions set forth in the Lifeward Notes Purchase Agreement, Lifeward issued to the Company $9,000 aggregate principal amount of senior secured convertible note (together with senior secured convertible notes issued to other investors, the “Initial Notes”), convertible into Lifeward Ordinary Shares at a conversion price of $5.40 per share, together with warrants to purchase up to 1,666,666 Lifeward Ordinary Shares at an exercise price of $5.40 per share (the “Note Warrants”). The Note Warrants are exercisable and expire five years from the date of issuance.

Under the Lifeward Notes Purchase Agreement, Lifeward also has the right to require the Company to fund a second tranche of $9,000 aggregate principal amount of senior secured convertible notes (the “Additional Notes”, and together with the Initial Notes, the “Notes”), on substantially the same terms as the Initial Notes, together with warrants to purchase up to 1,666,666 Lifeward Ordinary Shares (the “Additional Note Warrants”) upon the occurrence of either of the following: (i) Lifeward’s achievement of at least a 150% increase in ReWalk unit sales compared to the trailing twelve-month period immediately preceding the additional closing; or (ii) the closing price of the Lifeward Ordinary Shares equaling or exceeding $13.80 per share for 10 consecutive trading days immediately prior to the additional closing. As of March 31, 2026, neither of the foregoing conditions had been satisfied, and accordingly, the Additional Note had not been funded.

The Company may not exercise any portion of the Note Warrants to the extent that, after giving effect to such exercise, the Company and its affiliates would beneficially own more than 45.0% of the outstanding Lifeward Ordinary Shares immediately after exercise (which will automatically increase to 49.99% following the date on which (i) the other noteholders no longer hold any of their respective Notes (as defined below), and (ii) the other noteholders have sold all the Lifeward Ordinary Shares issued or issuable upon conversion of the their respective Notes and exercise of the such other noteholders’ accompanying Share Purchase Warrants. The Company may, subject to certain conditions, increase the beneficial ownership limitation upon at least 61 days’ prior notice to Lifeward; subject to Lifeward’s prior consent, which such consent shall not be unreasonably withheld, conditioned or delayed.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

a.	Interim condensed consolidated financial statements preparation

The interim condensed consolidated financial statements included herein have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and, on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”). These interim condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair statement of the results of the periods presented. Certain information and disclosures normally included in annual consolidated financial statements have been omitted in this interim period report pursuant to the rules and regulations of the Securities and Exchange Commission. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by U.S. GAAP for annual financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the 2025 Form 10-K. The results for interim periods are not necessarily indicative of a full fiscal year’s results.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

b.	Recently issued accounting pronouncements adopted

In July 2025, the FASB issued ASU 2025-05 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The ASU introduces a practical expedient for all entities when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. Under the practical expedient, when developing a reasonable and supportable forecast as part of estimating expected credit losses, an entity may assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU is effective for annual reporting periods beginning after December 15, 2025 and interim reporting within those annual reporting periods. The adoption of ASU 2025-05 did not have a material impact on the Company’s consolidated financial statements.

c.	Recently issued accounting pronouncements, not yet adopted

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

In September 2025, the FASB issued ASU No. 2025-07 (“ASU 2025-07”), Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606). The guidance refines the scope of Topic 815 by clarifying which contracts are subject to derivative accounting and expands the scope exception for certain contracts not traded on an exchange to include contracts for which settlement is based on operations or activities specific to one of the parties to the contract. The guidance also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The amendments in ASU 2025-07 are effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The amendments may be applied prospectively or on a modified retrospective basis. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

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

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	March 31, 2026
	Level 1	Level 2	Level 3	Fair Value
Assets*:
Marketable Securities (see note 3):
DNA	466	-	-	466
Entera	130	-	-	130
Pelthos	3,013	-	-	3,013
Nano	17,967	-	-	17,967
Nano’s Put options and written Call options, net	-	1,356	-	1,356
Investments at fair value (see note 4):
Ruby Capital	-	-	492	492
Royalty Purchase Agreement	-	-	2,225	2,225
Tranche A Note	-	-	25,214	25,214
Tranche B Note	-	-	9,724	9,724
Warrants Note B	-	-	254	254
Investment in Alpha Tau’s warrants (see note 8)	-	-	12,000	12,000
Profit Sharing Loan Agreement	-	-	1,933	1,933
Loan agreement measured in fair value (see note 7)	-	-	35,412	35,412
Investment in Alpha Tau’s shares (see note 8)	102,299	-	-	102,299
Loan to an Equity Method Investee (see note 6)	-	-	423	423
	$123,875	$1,356	$87,677	$212,908

*	As to financial instruments related to the transaction with Lifeward refer to note 9.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

d.	Fair value (continued)

	December 31, 2025
	Level 1	Level 2	Level 3	Fair Value
Assets:
Marketable Securities (see note 3):
DNA	540	-	-	540
Entera	227	-	-	227
Pelthos	4,650	-	-	4,650
Nano	8,371	-	-	8,371
Investments at fair value (see note 4):
Royalty Purchase Agreement	-	-	2,209	2,209
Tranche A Note	-	-	23,063	23,063
Warrants Note B	-	-	850	850
Tranche B Note	-	-	11,473	11,473
Loan agreement measured in fair value (see note 7)	-	-	27,943	27,943
Investment in Alpha Tau’s warrants (see note 8)	-	-	6,242	6,242
Profit Sharing Loan Agreement	-	-	1,890	1,890
Investment in Alpha Tau’s shares (see note 8)	71,623	-	-	71,623
Loan to an equity method investee (see note 6)	-	-	553	553
Convertible note (see note 9)	-	-	4,636	4,636
	$85,411	$-	$78,859	$164,270

As of March 31, 2026 and December 31, 2025, the carrying amounts of cash equivalents, short-term deposits, and accounts payable approximate their fair values due to the short-term maturities of these instruments.

The amounts funded in respect of employee rights are stated at cash surrender value which approximates its fair value.

e.	Other income

1.	Alpha Tau

The Company recognizes income from its Services Agreement with Alpha Tau for investor relations and public relations on a straight-line basis. Under the Services Agreement, the Company received non-cash consideration of Alpha Tau Warrants (as defined below) to purchase up to 3,237,000 shares, measured at their issuance date fair value of $2,727 and entitled to receive six semi-annual payments of $500, totaling $3,000. The income is presented under the “Other income, net” line item (net of related expenses), since the Company does not view investor relations services to be output of its ordinary activities. In addition, changes in the fair value of the Alpha Tau Warrants are presented under Financial income (loss), net.

During the three months ended March 31, 2026, the Company recognized income of $250 under “Other income, net” and deferred $75, which was presented under “Deferred income”.

In addition, the Company recorded income of $227 related to the straight-line recognition of the Alpha Tau Warrants under “Other income, net”. For further details, see Note 8.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

e.	Other income (continued):

2.	Capital Gain from Sale of IP

In connection with the Share Purchase Agreement (see note 1 above), the Company recognized a gain of $5,821 on sale of the IP from the Subsidiary, which is presented within “Other income, net” in the consolidated statements of operations.

3.	Medicox

On November 13, 2022, the Company entered into a ten-year distribution license agreement (“Medicox License Agreement”) with Medicox Co., Ltd. (“Medicox”), pursuant to which the Company granted Medicox an exclusive license to apply for regulatory approval and distribute ORMD-0801 in the Republic of Korea.

The Medicox License Agreement contains a fixed non refundable consideration of $2,000, which was received by the Company during the year ended December 31, 2022. The Company’s performance obligation consisted of a stand-ready obligation to support Medicox, and the related consideration was to be recognized as revenue on a straight-line basis over the period during which the Company expected to provide such support.

As such support had not commenced, the consideration was presented as long-term deferred revenue on the consolidated balance sheet as of December 31, 2025.

Following the Lifeward transaction (see note 9) the expected clinical development timeline for the approval of ORMD-0801 was extended beyond the term contemplated under the Medicox License Agreement. Consequently, the Company concluded that the agreement was no longer commercially viable and that there was no remaining performance obligation to fulfill under it.

Accordingly, during the three months ended March 31, 2026, the Company recognized income associated with the Medicox License Agreement in an amount of $2,000 under “Other income, net” in the consolidated statements of operations.

f.	Investment in Alpha Tau

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

For the investment in Alpha Tau, the Company has elected the fair value option under ASC 825-10. The fair value option has been elected as the Company believes it best reflects the underlying economics of the investment in Alpha Tau. As a result, the Company recognizes the change in the fair value in Financial income (loss), net.

Summarized financial information for Alpha Tau, as determined in accordance with Rule 8-03(b)(3) of Regulation S-X is included in note 8.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

f.	Investment in Alpha Tau (continued):

In connection with the Share Purchase Agreement and the Lifeward Notes Purchase Agreement (see Note 1 above), Lifeward issued the following components to the Company, each of which is accounted for as described below:

g.	Investment in Lifeward

1.	Lifeward Ordinary Shares

The Company has determined that Lifeward is a variable interest entity (“VIE”) for which the Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact Lifeward’s economic performance. Accordingly, the Company does not consolidate Lifeward. The investment was initially measured at fair value, determined by reference to the quoted closing price of Lifeward’s Ordinary Shares on the Lifeward Closing Date.

2.	Pre-Funded Warrants

The Pre-Funded Warrants are accounted for as equity securities under ASC 321 and are measured at fair value, with changes in fair value recognized in “Financial income (loss), net” in the consolidated statements of operations.

3.	Share Purchase Warrants

The Share Purchase Warrants are accounted for as derivative instruments under ASC 815, as they meet the definition of a derivative and are not within the scope of ASC 323. These warrants are measured at fair value, with changes in fair value recognized in “Financial income (loss), net” in the consolidated statements of operations.

4.	Lifeward Revenue Share

The Company has determined that the Lifeward Revenue Share payments represent variable consideration associated with the transfer of intellectual property and accounts for these amounts by analogy to the variable consideration guidance in ASC 606. The Company concluded that the sales- or usage-based royalty exception under ASC 606 does not apply, as the underlying transaction represents a sale of intellectual property rather than a license of intellectual property. Accordingly, amounts are included in the measurement of consideration only to the extent that it is probable that a significant reversal of cumulative consideration recognized will not occur when the underlying sales-based uncertainty is subsequently resolved.

5.	Initial Note and Note Warrants

The Company has elected the fair value option under ASC 825-10 for its investment in the Initial Note. The Note Warrants are accounted for as derivative instruments under ASC 815, as they meet the definition of a derivative. Both the Initial Note and the Note Warrants are measured at fair value, with changes in fair value recognized in “Financial income (loss), net” in the consolidated statements of operations. See Note 9 for further details.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 3 - MARKETABLE SECURITIES

The Company’s marketable securities include investments in equity securities of IC Hotels (“DNA”), Entera Bio Ltd. (“Entera”), Nano Dimension Ltd. (“Nano”) and Pelthos Therapeutics Inc. (“Pelthos”), and derivative instruments consisting of put options and written call options on Nano’s shares, all of which are classified as Level 2 based on Observable market prices in active markets and measured at fair value, with changes in fair value recognized in income.

Composition:

	March 31, 2026	December 31, 2025
Short -term:
DNA	$466	$540
Entera	130	227
Pelthos (*)	3,013	4,650
Nano’s Put options and written Call options, net (**)	1,356	-
	$4,965	$5,417

	March 31, 2026
	March 31, 2026	December 31, 2025
Long-term:
Nano (***)	17,967	8,371
	$17,967	8,371

(*)	During the three months ended March 31, 2026, the Company sold 6,577 shares of Pelthos common stock for aggregate proceeds of $173, resulting in a realized gain of $107 recognized in “financial income (loss), net” in the consolidated statement of comprehensive income (loss).

(**)	The written call options and put options on Nano’s shares are held with the same counterparty and are subject to a netting arrangement. Accordingly, they are presented on a net basis in the consolidated balance sheets. As of March 31, 2026, the fair values of written call options and put options were $402 and $1,758, respectively. See Note 18 for further details.

(***)	During the three months ended March 31, 2026, the Company purchased 6,401,939 ordinary shares for an aggregate purchase price of $12,258 and sold 1,269,987 shares of Nano common stock for aggregate proceeds of $2,606, resulting in a realized gain of $647 recognized in “financial income (loss), net” in the consolidated statement of comprehensive income (loss). See Note 18 for further details.

During the three months ended March 31, 2026, the Company recognized an unrealized loss of $1,691 related to marketable securities, which was recognized in “financial income (loss), net.”

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - INVESTMENTS, AT FAIR VALUE:

a.	2023 Scilex Transaction and 2024 Refinancing

2023 Scilex Transaction

On September 21, 2023, the Company entered into a securities purchase agreement with Scilex (the “2023 Scilex Transaction”), pursuant to which Scilex issued to the Company:

a.	A senior secured promissory note (the “Tranche A Note”), with a principal amount of $101,875, initially maturing on March 21, 2025 and bearing interest of SOFR plus 8.5%, payable in-kind. The Tranche A Note is guaranteed by Scilex’s domestic subsidiaries and is secured by a first priority security interest and liens on substantially all of Scilex’s assets, subject to customary permitted liens. On March 29, 2026, the Company extended the maturity date to April 20, 2026, and on April 20, 2026, it was further extended to June 15, 2026. See Note 18 for further details. As of March 31, 2026, Scilex had repaid $69,200 of the principal due under the Tranche A Note and refinanced $25,000 as part of the 2024 Refinancing (as defined below). As of March 31, 2026, the outstanding principal balance of the Tranche A Note was $7,675 and accrued interest totaled $17,937. See Note 18 for further details.

b.	Warrants to purchase Scilex common stock, all of which were either exercised, repurchased by Scilex under an option agreement dated July 22, 2025, or sold prior to December 31, 2025. As of March 31, 2026, the Company did not hold any warrants issued in connection with the 2023 Scilex Transaction.

2024 Refinancing

In October 2024, the Company entered into the transactions (collectively, the “2024 Refinancing”) pursuant to which Scilex issued to the Company:

a.	Convertible Notes SPA

The Company purchased 50% interest in a new tranche B of senior secured convertible notes issued by Scilex (the “Tranche B Note”), with the Company’s share equal to an aggregate principal amount of $25,000, repayable quarterly over two years and maturing on October 8, 2026. The Company also received 107,143 warrants to purchase Scilex common stock at an exercise price of $36.4 per share (the “Tranche B Warrants”). In consideration, the principal balance of the Tranche A Note was reduced by $22,500.

As of March 31, 2026, Scilex has repaid $13,000 of the principal amount outstanding under the Tranche B Note, leaving a remaining principal balance of $12,000 with accrued interest of $390.

b.	Royalty Purchase Agreement

The Company acquired the right to receive 4% of worldwide net sales of ZTLido, SP-103, and related products for ten years, in exchange for a $2,500 reduction in the principal balance of the Tranche A Note.

c.	ZTlido Rest of the World Binding Agreement

The Company, together with other institutional investors, entered into a binding term sheet for an ex-U.S. license and development arrangement covering certain lidocaine-based products. This license is held through RoyaltyVest (see Note 6).

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

a.	2023 Scilex Transaction and 2024 Refinancing (continued):

d.	Tranche B Note Consent

On January 2, 2025, the Company and the other Tranche B Note holders agreed to defer Scilex’s first amortization payment under the Tranche B Note to October 8, 2026. In consideration, the Company received $877 in cash ($500 principal and $377 accrued interest), 71,429 shares of Scilex common stock, a 2% ten-year royalty on global net sales of Gloperba and Elyxyb (excluding Elyxyb in Canada), and an option (exercised in 2025 through RoyaltyVest) to acquire ex-U.S. rights to Gloperba for $500. See Note 6.

e.	Extension consent

In October 2025, in consideration for deferring an October 1, 2025 amortization payment under the Tranche B Note (which was subsequently paid in November 2025), Scilex agreed to issue the Company warrants to purchase 100,000 shares of Scilex common stock at an exercise price of $20 per share. The warrants were issued on February 19, 2026.

The Company elected the fair value option for the Tranche B Note and the Royalty Purchase Agreement, the Tranche B Warrants meet the definition of a derivative and therefore will be measured at fair value. Changes in value are recorded under financial income (loss), net and include interest income on the Tranche B Note.

The valuation of the Tranche B Note was performed based on the binomial model, using a discount rate of 107.47%.

The following table summarizes the assumptions and estimates used to value the Tranche B Note as of March 31, 2026:

Parameters and Assumptions
Share Price	$6.66
Conversion Rate	36.40
Floor Rate	36.40
Expected Term	0.52
Volatility	66.71%
Risk Free Rate	3.64%
Yield	72.98%

The fair value of the Note B Warrants was calculated based on Black and Scholes model.

The following table summarizes the assumptions and estimates used to value the Note B Warrants as of March 31, 2026:

Parameters and Assumptions
Share Price	$6.66
Exercise Price	$20 – 36.4
Expected Term	3.53 – 3.71
Volatility	66.77 – 67.59%
Risk Free Rate	3.81 – 3.82%
Dividend Rate	0%

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

a.	2023 Scilex Transaction and 2024 Refinancing (continued):

The value of the Royalty Purchase Agreement was calculated according to the royalty payment schedule and the aggregation of discounted cash flows derived from the royalty payments, using a discount rate of between 107.43% to 114.44%.

As of March 31, 2026, and December 31, 2025, the fair value of the Tranche B Note was less than the aggregate unpaid principal balance (which includes interest payable on maturity) by $2,909 and $4,488, respectively.

The table below represents the fair value composition of the Tranche B Note:

	March 31, 2026			December 31, 2025
	Short term	Long term	Total	Short term	Long term	Total
Tranche Note B	$9,724	$-	$9,724	$11,473	$-	$11,473
Warrant	$-	$254	$254	$-	$850	$850
Royalty Purchase Agreement	$1,146	$1,079	$2,225	$1,072	$1,137	$2,209
Total	$10,870	$1,333	$12,203	$12,545	$1,987	$14,532

Scilex Transaction Summary

The table below represents the fair value cycle of 2023 Scilex Transaction and 2024 Refinancing throughout December 31, 2025 and March 31, 2026:

	Tranche A	Tranche B	Total
Balance as of December 31, 2024	$16,486	$18,322	$34,808
Amounts receivable from the royalty agreement (*)	-	(1,640)	(1,640)
Principal payments	-	(9,875)	(9,875)
Proceeds from the sale of Subsequent Penny Warrants	(28,500)	-	(28,500)
Interest payments	-	(1,845)	(1,845)
Change in fair value	35,077	9,570	44,647
Balance as of December 31, 2025	23,063	14,532	37,595
Amounts receivable from the royalty agreement (*)	-	(398)	(397)
Principal payments	-	(3,125)	(3,125)
Interest payments	-	(271)	(271)
Change in fair value	2,151	1,465	3,616
Balance as of March 31, 2026	$25,214	$12,203	$37,417

(*)	As of March 31, 2026 and December 31, 2025, out of these amounts $450 and $449 are included under prepaid expenses and other current assets, respectively.

Financial income (loss) recognized in respect of the 2023 Scilex Transaction and the 2024 Refinancing, for the three months ended March 31, 2026 and 2025, was income of $3,616 and loss of $4,007, respectively.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

a.	2023 Scilex Transaction and 2024 Refinancing (continued):

The table below presents the fair value breakdown as of March 31, 2026:

	Tranche A Note			Tranche B Note			Total
	Amount	Accrued Interest	Fair Value	Amount	Accrued Interest	Fair Value	Fair Value
Notes	$7,675	$17,937	$25,214	$12,000	$390	$9,724	$34,938
Warrants	-	-	-	207,143	-	$254	$254
Royalty Purchase Agreement payment	-	-	-	-	-	$2,225	$2,225
March 31, 2026			$25,214		-	$12,203	$37,417

All Scilex securities described above are subject to a beneficial ownership limitation, which restricts the Company’s holdings to a maximum of 9.99% of Scilex’s outstanding shares at any time.

b.	Profit Sharing Loan Agreement

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

On September 14, 2025, the Company loaned an additional NIS 0.5 million ($150) to the Borrower (“Additional Loan”). The Additional Loan bears interest at an annual rate of 6% and originally matured on December 31, 2025. The maturity date was subsequently extended to June 30, 2026. According to the Additional Loan agreement, the Company shall be entitled to instruct the Borrower that instead of repaying the Additional Loan on the maturity date, the principal amount of the loan, as well as any accrued interest up to the date of such notice, shall be deemed to constitute a loan amount provided by the Company, as part of the remaining portion of the Profit-Sharing Loan Agreement.

The Company decided to designate the Profit Sharing Loan Agreement as a whole under the Fair-Value option in accordance with Accounting Standards Codification (“ASC”) Topic 825 “Financial Instruments”. The valuation of the Profit Sharing Loan Agreement was based on various project profit scenarios. The Company used the Wang Transform model, a risk-neutral probabilities method, with an expected term of 2.76 years, a curve rate of 16.22% and a risk spread of 0.43%.

As of March 31, 2026 and December 31, 2025, the fair value of the Profit Sharing Loan Agreement and the Additional Loan was $1,933 and $1,890, respectively.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

c.	Ruby Sapphire II

On December 29, 2025, the Company entered into an agreement and committed to invest NIS 7,000 ($2,185) as a limited partner in Ruby Capital Investment Fund Sapphire II, Limited Partnership (“Ruby Sapphire II”), an Israeli private investment fund. The Company’s commitment may be drawn down over time in accordance with the fund’s partnership agreement, and the investment is subject to the risks inherent in private investment funds, including illiquidity and the potential loss of invested capital. On February 5, 2026, the Company had funded NIS 1,556 ($499) under this commitment.

The Company has elected the fair value option, in accordance with ASC Topic 825, Financial Instruments, to measure its investment in Ruby Sapphire II. The fair value is determined based on the Company’s pro-rata share of the fund’s net asset value as reported by the fund on a quarterly basis (with a one-quarter lag). As of March 31, 2026, the fair value of the investment in Ruby Sapphire II was $492.

NOTE 5 - INVESTMENT IN REAL ESTATE

Real Estate – Castel

In January 2025, the Company entered into an agreement to acquire a parcel of land in Mevaseret Zion, Israel for a total purchase price of NIS 5,800 ($1,586), payable in installments. As of March 31, 2026, the Company had paid the full purchase price. The Company intends to pursue value-enhancing activities in connection with the land, with the goal of increasing its potential return upon future sale. The total paid amount is included under “Investment in real estate”.

NOTE 6 - LOAN TO AN EQUITY METHOD INVESTEE

On October 8, 2024, the Company and certain other investors (the “Additional Holders of Note B”) entered into a refinancing agreement with Scilex, pursuant to which the parties were granted rights to receive royalties from certain Scilex products. In connection with these rights, the Additional Holders of Note B incorporated RoyaltyVest Ltd. (“RoyaltyVest”) in the British Virgin Islands on January 2, 2025, and on February 12, 2025, transferred 50% of its issued and outstanding capital stock to the Company. As of March 31, 2026, the carrying value of the loan to an equity method investee was $423. During the three months ended March 31, 2026, the Company recognized $130 representing its share of RoyaltyVest’s net loss for the period.

There are no unrecognized losses, guarantees, or commitments related to RoyaltyVest, and no impairment losses were recorded during the reporting periods. In addition to its original investment, the Company uses RoyaltyVest as a potential investment vehicle for additional transactions conducted in collaboration with the other shareholders.

As such, on March 4, 2025, the Company entered into a loan agreement with RoyaltyVest pursuant to which the Company made a loan to RoyaltyVest in the amount of $7,000 to purchase shares of BioXcel Therapeutics, Inc. (Nasdaq: BTAI) (“BioXcel”). The loan is non-interest bearing and is non-recourse to the BioXcel shares, with repayment of principal and yield to be made from the proceeds of sales of BioXcel shares and warrants. The Company has elected the fair value option to measure the loan and accordingly presents it at fair value. During the year ended December 31, 2025, the Company received $6,251 of principal repayments from BioXcel share sales. No principal repayments were received during the three months ended March 31, 2026.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 7 - LOAN AGREEMENT MEASURED IN FAIR VALUE

On March 24, 2025, the Company entered into a loan agreement with Hapisga Project – New Talpiot Ltd. (“Hapisga”) to finance a purchase of a real estate asset in Jerusalem, Israel in the amount of up to $22,650. The loan had an original one-year maturity and bears interest at an annual rate of 12%. The loan is secured by a lien registered on the property, reflecting a commitment to register a first-ranking mortgage, with the property valued at approximately $990,000.

In March 2025, the Company also entered into an additional loan agreement with Tova Chochma Im Nachala Ltd. (“Tova Chochma”) in the amount of $5,000. The loan bears an annual interest rate of 12%. The original maturity of the loan was set to be 14 days which was further extended, in April 2025, to up to 12 months. Tova Chochma can repay the loan at any time, with interest accruing until the date of actual repayment (but in no event, less than 6 months). This loan is also secured by the registration of the lien for Hapisga.

In April 2025, the Company loaned $26,921 in connection with the loans to Hapisga and to Tova Chochma.

In May 2025, Tova Chochma repaid an amount of $500 to the Company, which was to be offset against final repayment of the loan. The deposit amount did not accrue interest and therefore, the Company remained entitled to the full interest on Tova Chochma’s portion of the loan’s principal.

On March 31, 2026, the Company and Hapisga entered into an extension of the loan agreement (the “Loan Extension”). Under the Loan Extension: (i) the maturity date of the loan was extended for an additional 24-month period, from April 2, 2026 to April 2, 2028; (ii) effective April 2, 2026, the principal balance of the loan was converted into NIS and fixed at NIS 100,000,000, with interest of 12% per annum calculated on the NIS-denominated principal; and (iii) accrued interest under the original loan agreement for the period from April 2, 2025 to April 2, 2026 totaled $3,300.

In connection with the Loan Extension, Tova Chochma was removed as a party to the loan agreement and related security documents, as the loan had in fact been extended solely by the Company. Concurrently, on March 31, 2026, the Company refunded the $500 deposit previously received from Tova Chochma in May 2025.

The Company decided to designate the loan agreement as a whole under the fair-value option in accordance with ASC Topic 825 “Financial Instruments”. The valuation of the loan agreement was calculated in accordance with the weighted average expected cashflows of the loan. The predicted weighted average cash flows of the loan were discounted at a rate of 7.38%-7.98%. The changes in the fair value of the loan are recorded in the “financial income (loss), net”.

As of March 31, 2026 and December 31, 2025, the fair value of the loan was $35,412 and $27,943, respectively. The loan is included within “Investments at fair value” as a long-term asset in the consolidated balance sheets.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 8 - INVESTMENT IN ASSOCIATE AT FAIR VALUE:

On April 24, 2025, the Subsidiary entered into a share purchase agreement with Alpha Tau (“Alpha Tau SPA”), pursuant to which the Subsidiary purchased 14,110,121 (16.65%) ordinary shares, no par value per share, of Alpha Tau in a registered direct offering at a price of $2.612 per share, for an aggregate purchase price of $36,900. The closing of the transaction occurred on April 28, 2025. In connection with the investment, the Subsidiary has the right to nominate two out of eight directors to Alpha Tau’s board of directors, subject to certain conditions. In addition, since the Alpha Tau SPA date and until March 31, 2026, the Company purchased an additional 359,214 shares of Alpha Tau for an aggregate amount of $1,256.

Concurrently, the Subsidiary and Alpha Tau entered into that certain services agreement (the “Services Agreement”), pursuant to which the Subsidiary will provide Alpha Tau with investor relations and public relations services. As consideration, Alpha Tau agreed to pay the Subsidiary a fee of $3,000 over three years and to issue to the Subsidiary fully vested warrants to purchase up to 3,237,000 ordinary shares of Alpha Tau, at exercise prices ranging from $3.474 to $3.90 per share (“Alpha Tau Warrants”), which are immediately exercisable. The term of the Services Agreement is three years, with limited termination rights. Amounts recognized under this arrangement are presented under “other income, net” in the consolidated statement of comprehensive income.

Due to the Company’s significant influence over operating and financial policies, Alpha Tau is considered a related party of the Company.

The following presents summarized financial information related to Alpha Tau as of March 31, 2026. Alpha Tau is a publicly traded company listed on the Nasdaq Capital Market, and its financial information is based on publicly available filings.

Three months ended March 31, 2026
Net loss	$22,939

As of March 31, 2026 and December 31, 2025, the fair value of the Company’s investment in Alpha Tau ordinary shares was $102,299 and $71,623, respectively.

The fair value of the Alpha Tau ordinary shares held by the Company was determined by reference to the closing price of Alpha Tau’s ordinary shares, which was $7.07 as of March 31, 2026 and $4.95 as of December 31, 2025.

As of each of March 31, 2026 and December 31, 2025, the Company held approximately 17% of the voting interest in Alpha Tau’s ordinary shares.

The Alpha Tau Warrants issued under the Services Agreement are accounted for as a separate transaction from the Alpha Tau SPA. The fair value of the warrants is calculated based on Black-Scholes model.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 8 - INVESTMENT IN ASSOCIATE AT FAIR VALUE (continued):

The following table summarizes the assumptions and estimates used to value the Alpha Tau Warrants as of March 31, 2026 and December 31, 2025:

	As of
Parameters and Assumptions	March 31, 2026	December 31, 2025
Share Price	$7.07	$4.95
Exercise Price	$ 3.47-3.9	$ 3.47-3.9
Expected Term	1.57	1.81
Volatility	49.63%	49.04%
Risk Free Rate	3.73%	3.47%
Dividend Rate	0%	0%

As of March 31, 2026, and December 31, 2025, the fair value of the Alpha Tau Warrants was $12,000 and $6,242, respectively.

For the three months ended March 31, 2026, the Company recognized an unrealized gain of $36,433 on its investment in Alpha Tau, recorded within “financial income (loss), net” in the consolidated statement of comprehensive income (loss).

NOTE 9 - INVESTMENT IN LIFEWARD

a.	Investment

Investment in Lifeward Ltd.

In connection with the Lifeward Ordinary Shares (see Note 1 above), the Company received an aggregate of 1,250,363 Lifeward ordinary shares, representing 45% of Lifeward’s outstanding ordinary shares as of the Lifeward Closing Date.

Measurement of the Cost of the Investment

In accordance with ASC 610-20, the cost of the investment was measured at the fair value of the consideration received on Lifeward Closing Date. The fair value of the Lifeward ordinary shares received was determined by reference to the closing price of Lifeward’s ordinary shares on the Nasdaq Capital Market on the Lifeward Closing Date. The resulting initial carrying value of the investment was $8,165.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 9 - INVESTMENT IN LIFEWARD (continued):

b.	Pre-Funded Warrants and Share Purchase Warrants

In connection with the Share Purchase Agreement (see note 1 above), the following components issued by Lifeward to the Company are measured at fair value:

Pre-Funded Warrants

The fair value of the Pre-Funded Warrants is determined based on the quoted price of Lifeward’s ordinary shares, adjusted to reflect probability-weighted scenarios considered by management, and is classified as a Level 3 fair value measurement. As of March 31, 2026, the fair value of the Pre-Funded Warrants was $2,449 and is presented within “Investment in Lifeward” as a long-term asset in the consolidated balance sheet.

Share Purchase Warrants

The fair value of the Share Purchase Warrants is determined using a Black-Scholes option pricing model, adjusted to reflect probability-weighted scenarios considered by management, and is classified as a Level 3 fair value measurement. As of March 31, 2026, the fair value of the Share Purchase Warrants was $2,285 and is presented within “Investment in Lifeward” as a long-term asset in the consolidated balance sheet.

The following table summarizes the assumptions and estimates used to value the Share Purchase Warrants as of March 25, 2026 and March 31, 2026:

Parameters and Assumptions	March 31, 2026	March 25, 2026
Share Price	$6.63	$6.53
Exercise Price	5.40	5.40
Expected Term	4.99	5.00
Volatility	85.29%	85.33%
Risk Free Rate	3.92%	3.97%
Dividend Rate	0%	0%

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 9 - INVESTMENT IN LIFEWARD (continued):

c.	Lifeward Revenue Share

In connection with the Lifeward Revenue Share (see Note 1 above), the estimate is based on Oramed’s forecast. As of March 31, 2026, the balance related to the Lifeward Revenue Share amounted to $472 and is presented within “Investment in Lifeward” in the consolidated balance sheet.

d.	Convertible Note

On November 14, 2025, in anticipation of the transactions contemplated by the Share Purchase Agreement and the Lifeward Notes Purchase Agreement described above, the Company entered into a loan agreement with Lifeward pursuant to which the Company loaned Lifeward $3,000 in exchange for a senior secured promissory note (the “Secured Promissory Note”) bearing interest at 15% per annum and maturing on May 14, 2026, unless earlier repaid or converted in accordance with its terms. The Secured Promissory Note was secured by a lien on Lifeward’s cash and accounts receivable, and the principal and accrued interest thereunder were convertible into Lifeward ordinary shares at a conversion price of $5.40 per share. As of December 31, 2025, the fair value of the Secured Promissory Note was $4,637.

On February 12, 2026, the Company agreed to provide Lifeward with an additional secured promissory note with an initial principal amount of $525, which could be increased by up to an additional $975, bearing interest at 24% per annum and secured by a lien on Lifeward’s cash. As of the Lifeward Closing Date, the Company had funded an aggregate of $1,025 under the additional note.

On the Lifeward Closing Date, the outstanding balance of the Secured Promissory Note and the additional note, including accrued interest thereon, was converted into the Initial Note. The Company funded the remaining principal amount of the Initial Note through an additional cash payment of $4,398. In connection with the transaction, the Company recognized a loss of $1,459.

Initial Note

The valuation of the Initial Note was performed based on a binomial model, using a discount rate of 32%, adjusted to reflect probability-weighted scenarios considered by management over the expected term of the instrument.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 9 - INVESTMENT IN LIFEWARD (continued):

d.	Convertible Note (continued)

The following table summarizes the assumptions and estimates used to value the Initial Note as of March 25, 2026 and March 31, 2026:

Parameters and Assumptions	March 31, 2026	March 25, 2026
Share Price	$6.63	$6.53
Exercise Price	5.40	5.40
Expected Term	2.99	3.00
Volatility	89.08%	88.97%
Risk Free Rate	3.78%	3.85%
Yield	32%	32%

Note Warrants

The fair value of the Note Warrants is determined using a Black-Scholes option pricing model, adjusted to reflect probability-weighted scenarios considered by management over the expected term of the instrument.

The assumptions and estimates used to value the Note Warrants as of March 25, 2026 and March 31, 2026 are the same as those used to value the Share Purchase Warrants.

As of March 31, 2026, the fair value of the Initial Note and the Note Warrants was $9,121.

For the three months ended March 31, 2026, the Company recognized a gain of $119 related to changes in the fair value of the Initial Note and the Note Warrants, which is included in financial income (expense), net in the consolidated statements of comprehensive income (loss).

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 10 - COMMITMENTS:

a.	Clinical Research Organization Services Agreement

On September 23, 2024, the Subsidiary entered into a Clinical Research Organization Services Agreement with a third party to retain it as a clinical research organization (the “CRO”). The services covered by the agreement include strategic planning, expert consultation, data processing, regulatory, clerical, project management and other research and development services requested by the Company in connection with its Phase 3 clinical trial. As consideration for these services, the Company is obligated to pay the CRO an aggregate amount of up to $11,577 over the term of the engagement, payable upon the achievement of specified milestones, of which $16 was recognized in research and development expenses during the three months ended March 31, 2026.

The Company’s obligations under the Clinical Research Organization Services Agreement remain in effect notwithstanding the Lifeward transaction. However, in light of the current stage of clinical development, the Company is engaged in discussions with the CRO to revise the scope of services and reduce the overall cost of the agreement.

b.	Clinical Trial Management Agreement

In connection with the Share Purchase Agreement, the Company entered into a Clinical Trial Management Agreement with Oratech Ltd. (the “Management Agreement”), pursuant to which the Company is contractually obligated to manage the clinical study of Oratech Ltd.’s investigational oral insulin capsule product (the “Study”), including the provision of clinical trial management and administrative services through completion of the Study (the “Services”). The Management Agreement will terminate upon completion of the Study, unless earlier terminated in accordance with its terms.

Prior to the Lifeward Closing Date , the Company funded Oratech Ltd. with $6,500 in cash, intended to fund the Study. Under the Management Agreement, Oratech Ltd. will pay the Company for the Services out of such funds, including reimbursement of reasonable out-of-pocket expenses actually incurred by the Company in providing the Services and payments made by the Company on behalf of Oratech Ltd. to third parties and vendors, such as clinical sites, in each case subject to the limitations and maximum payment amounts set forth in the Management Agreement. To the extent the actual cost of the Study exceeds $6,500, the Company will bear such excess costs without additional consideration from Lifeward or Oratech Ltd. Based on the Company’s current estimates, the Company does not expect the actual cost of the Study to exceed $6,500. The Company recognized $975 as deferred income in connection with the Clinical Trial Management Agreement.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 10 - COMMITMENTS (continued):

c.	LEASES:

The Company has various operating leases for office space and vehicles that expire through 2030. Below is a summary of the Company’s operating right-of-use assets and operating lease liabilities as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Operating right-of-use assets	$684	$750

Operating lease liabilities, current	268	285
Operating lease liabilities long-term	493	540
Total operating lease liabilities	$761	$825

Lease payments for the Company’s right-of-use assets over the remaining lease periods as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
2026	248	332
2027	193	192
2028	165	163
2029	158	157
2030	105	104
Total undiscounted lease payments	869	948
Less: Interest*	(108)	(123)
Present value of lease liabilities	$761	$825

*	Future lease payments were discounted by 3%-7% interest rate.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Composition:

	March 31, 2026	December 31, 2025
Accounts payable	$481	$443
Payroll and related accruals	475	755
Tax withholdings related to net settlements	1,519	-
Income tax	4,640	3,286
Accrued liabilities – Legal Fee	1,121	1,084
Accrued liabilities – Other	285	633
	$8,521	$6,201

NOTE 12 - STOCKHOLDERS’ EQUITY:

a.	Stock -based compensation

Below is a table summarizing all of the RSU grants to employees made during the three months ended March 31, 2026.

	No. of RSUs granted	Exercise price	Vesting period		Fair value at grant (*)
Employees	478,341	-	(**	)	$1,726,811

(*)	The RSUs’ fair value is based on the Company’s share price on the Nasdaq Capital Market on the grant dates.

(**)	Vesting in 8 equal quarterly installments starting April 1, 2026.

Performance restricted stock units (“PSUs”) granted

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

During January 2026, the applicable market condition related to 166,000 PSUs previously granted to the Company’s executive officers was satisfied. As a result, the Company recognized stock-based compensation expense of $469 during the three months ended March 31, 2026, based on the fair value determined using the quoted closing market share price of $2.85 on the Nasdaq Capital Market on the date of grant.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 12 - STOCKHOLDERS’ EQUITY (continued):

a.	Stock -based compensation (continued)

Net-Settlement of RSUs

On March 30, 2026, an aggregate of 959,803 restricted stock units (“RSUs”) that had vested in prior years, originally granted to executives under Section 3(i) of the Israeli Income Tax Ordinance, were settled on a net-settlement basis for tax withholding purposes. As a result, 479,902 RSUs were withheld and returned to the Company’s equity incentive plan pool, and 479,901 ordinary shares were issued to the executives. The cash settlement of the related withholding tax obligation, in the amount of $1,519, is reflected within “Tax withholdings related to stock-based compensation settlements” in the consolidated statements of changes in stockholders’ equity.

b.	Dividends to Shareholders

On December 31, 2025, the Company’s Board of Directors declared a special cash dividend of $0.25 per share of common stock, payable to holders of record as of the close of business on January 16, 2026. In accordance with the terms of the Company’s outstanding warrant agreements, holders of 20,000 warrants as of the record date were also entitled to receive a cash payment of $0.25 per underlying warrant share. Holders of RSUs granted prior to the record date, including unvested RSUs, were entitled to receive a dividend equivalent of $0.25 per RSU unit, payable upon vesting of the underlying awards. The aggregate dividend and dividend equivalent amount, including amounts attributable to outstanding warrants and unvested RSUs, totaled $10,870.

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

During the three months ended March 31, 2026, the Company paid dividends of $10,061 to its shareholders, together with dividend equivalents of $295 to RSU holders and $5 to warrant holders. In addition, dividend equivalents of $5 were forfeited in connection with the forfeiture of the underlying RSUs upon a director’s departure.

As of March 31, 2026, dividends payable of $501 recorded in the consolidated balance sheets.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 13 - INCOME (LOSS) PER SHARE OF COMMON STOCK:

The following table summarizes the calculation of basic and diluted income per common stock (in thousands, except for share and per share amounts):

	Three months ended March 31,
	2026	2025
Basic income (loss) per common stock (numerator):
Net income (loss) applicable to common stock – basic	38,310	(7,642)
common stock (denominator):
Weighted average number of common stock – basic	40,773,866	41,228,782
Basic income (loss) per common stock	0.94	(0.19)

Diluted income (loss) per common stock (numerator):
Net income (loss) applicable to common stock – diluted	38,310	(7,642)
common stock (denominator):
Weighted average number of common stock – basic	40,773,866	41,228,782
Diluted effect of Options, RSU and PSUs	1,196,320	-
Weighted average number of common stock – diluted	41,970,186	41,228,782
Diluted income (loss) per common stock	0.91	(0.19)

For the three months ended March 31, 2026, options to purchase common stock and warrants totaling 1,426,883 were excluded from the calculation of diluted income per common stock, as their effect was antidilutive. As the Company had a net loss for the three months ended March 31, 2025, all potentially dilutive common stock, including options, warrants and RSUs totaling 3,939,604, were considered antidilutive and therefore excluded from the calculation of diluted income per common stock for the period.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 14 - FINANCIAL INCOME (LOSS), NET:

	Three months ended March 31,
	2026	2025
Revaluation of investments, net:
Revaluation of Scilex, net (see note 4)	3,616	(3,617)
Revaluation of Hapisga, net (see note 7)	6,969	-
Revaluation of Alpha Tau, net (see note 8)	36,433	-
Revaluation of RoyaltyVest loan, net (see note 6)	(130)	-
Revaluation of Profit Sharing Loan Agreement (see note 4)	43	42
Revaluation of Convertible Note (see note 9)	(1,339)	-
Revaluation of Marketable Securities (see note 3)	(1,691)	254
Revaluation of Ruby Capital (see note 4)	(7)	-
Revaluation of Lifeward (see note 9)	75	-
Gain on sale of marketable securities (see note 3)	754	-
	44,723	(3,321)
Interest Income	276	647
Exchange rate	(50)	259
Other	(100)	(143)
	$44,849	$(2,558)

NOTE 15 - TAXES ON INCOME:

The following table summarizes the Company’s taxes on income:

	Three months ended March 31,
(U.S. dollars in thousands)	2026	2025
Current taxes on income	1,294	584
Deferred taxes on income	9,836	-
Total taxes on income	11,130	584

NOTE 16 - SEGMENT REPORTING:

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

The CODM monitors budgeted versus actual net income (loss), using this measure to assess segment performance and guide financial planning, which is consistent with the financial statements. In addition to its research and development activities, the Company holds financial investments which the CODM monitors these investments separately from operational performance. Income and expenses related to financial instruments are reported as finance income (expenses) in the consolidated statements of comprehensive income (loss), reflecting their distinct nature from core business operations.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 17 - RELATED PARTY TRANSACTIONS:

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

Effective as of January 1, 2026, the monthly consulting fee of the Chief Scientific Officer is NIS 71,648 ($22).

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

Effective as of January 1, 2026, the monthly consulting fee of the Chief Executive Officer is NIS 118,587 ($37).

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 17 - RELATED PARTY TRANSACTIONS (continued):

In addition, the Company, through the Subsidiary, has entered into an employment agreement with the President and Chief Executive Officer, effective as of July 1, 2024, pursuant to which, effective as of January 1, 2024, the President and Chief Executive Officer receives a gross monthly salary of NIS 59,330 ($16) in consideration for his services as President and Chief Executive Officer of the Subsidiary. In addition, the President and Chief Executive Officer is provided with a phone and a company car pursuant to the terms of his agreement.

Effective as of January 1, 2026, the gross monthly salary of the Chief Executive Officer is NIS 63,186 ($20).

NOTE 18 - SUBSEQUENT EVENTS:

a.	2023 Scilex Transaction and 2024 Refinancing

In connection with Note 4, On April 19, 2026, the Company extended the maturity date of Tranche A Note to June 15, 2026. Under the updated terms: (i) $1,000 is to be paid on April 30, 2026 (in addition to the Tranche A Note); (ii) $10,000 is to be paid on May 15, 2026, of which the amount will first be applied against the April 1, 2026 amortization amount related to Tranche B Note, with the remaining amount applied against Tranche A Note; and (iii) the remaining balance will be paid on or before June 15, 2026. Under the amendment, Scilex may elect to satisfy the obligation through the delivery of shares of Datavault, Inc. (“Datavault”) (Nasdaq: DVLT).

On May 8, 2026, the company received 7,000,000 shares of Datavault, which the Company continues to hold as of May 19, 2026.

b.	Pelthos

Subsequent to March 31, 2026 and through May 19, 2026, the Company sold 143,423 shares of Pelthos common stock for aggregate proceeds of $3,451. Following these sales, the Company no longer holds any shares of Pelthos common stock.

c.	Nano

Subsequent to March 31, 2026 and through May 19, 2026, the Company purchased an additional 1,336,565 ordinary shares of Nano for an aggregate purchase price of $2,288 and, in connection with the May 15, 2026 expiration of previously disclosed options, sold 1,325,000 shares for $2,650, with the remaining options extended.

Following these transactions, the Company holds an aggregate of 10,579,708 ordinary shares of Nano as of May 19, 2026.

d.	Junior Participation Interest in 83 Wythe Loan

On April 15, 2026, the Company invested $2,500 in a junior participation interest in a senior secured construction loan to 83 Wythe LLC, pursuant to a Junior Participation Agreement with 83 Wythe Senior Investors, L.P. The Company is entitled to a 9% preferred annual return on its invested capital. The Company is obligated to fund its pro rata share of future construction advances. The loan matures on October 15, 2028, with extension options through October 15, 2029.

e.	Participation Interest — Warren at Bay Loan

On May 13, 2026, the Company invested $3,000 in a participation interest in a senior secured mortgage loan to Warren at Bay LLC, pursuant to a Participation Agreement with A&P Senior Investors, L.P. The Company is entitled to (i) an 8% per annum interest coupon, payable quarterly in arrears from a dedicated reserve account, and (ii) an additional 4% per annum interest promote, which accrues and compounds annually and is payable in kind upon repayment in full of the loan. The loan matures on May 13, 2029, with extension options through May 13, 2031.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere herein and in our consolidated financial statements, accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report. on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 26, 2026 (our “Annual Report”).

Overview of Operations

Oramed has evolved into a strategic operator of medical technology businesses. We acquire controlling interests in portfolio companies and assume active responsibility for their direction, including appointing and overseeing management, designing and executing clinical trial programs, setting regulatory and commercialization strategy, guiding long-term business development, and supporting capital markets activities and investor communications on their behalf. Our value creation derives from operating these businesses, not from holding securities for investment purposes.

Recent Developments

Scilex Transactions

On April 19, 2026, we extended the maturity date of Tranche A Note to June 15, 2026. Under the updated terms: (i) $1,000,000 is to be paid on April 30, 2026 (in addition to the Tranche A Note); (ii) $10,000,000 is to be paid on May 15, 2026, of which the amount will first be applied against the April 1, 2026 amortization amount related to Tranche B Note, with the remaining amount applied against Tranche A Note; and (iii) the remaining balance will be paid on or before June 15, 2026. Under the amendment, Scilex may elect to satisfy the obligation through the delivery of shares of Datavault, Inc. (“Datavault”) (Nasdaq: DVLT).

On May 8, 2026, we received 7,000,000 shares of Datavault, which the Company continues to hold as of May 19, 2026.

Pelthos Therapeutics Inc.

On July 1, 2025, we purchased 150,000 shares of common stock of Pelthos Therapeutics Inc (“Pelthos”) for an aggregate amount of $1,500,000 and sold 6,577 shares of common stock of Pelthos for aggregate proceeds of approximately $173,000. Subsequent to March 31, 2026 and through May 19, 2026, we sold 143,423 shares of Pelthos common stock for aggregate proceeds of approximately $3,451,000. Following these sales, we no longer hold any shares of Pelthos common stock.

Nano

As of March 31, 2026, we purchased an aggregate of 11,838,730 ordinary shares, par value NIS 5.00 per share or, “Nano Ordinary Shares”, of Nano Dimension Ltd., or Nano, for an aggregate amount of approximately $20,759,000 and we sold 1,269,987 ordinary shares of Nano for aggregate proceeds of approximately $2,606,000. Subsequent to March 31, 2026 and through May 19, 2026, we purchased an additional 1,336,565 ordinary shares of Nano for an aggregate purchase price of $2,288 and, in connection with the May 15, 2026 expiration of previously disclosed options, sold 1,325,000 shares for $2,650, with the remaining options extended. Following these transactions, we hold an aggregate of 10,579,708 ordinary shares of Nano as of May 19, 2026.

Loan to Hapisga Project

In March 2025, the Company entered into loan agreements with Hapisga Project – New Talpiot Ltd. (“Hapisga”) and Tova Chochma Im Nachala Ltd. (“Tova Chochma”) in an aggregate amount of up to $27,650 to finance the purchase of a real estate asset in Jerusalem, Israel. The loans bear interest at an annual rate of 12% and are secured by a lien on the underlying property.

On March 31, 2026, the Company entered into an extension of the Hapisga loan agreement, pursuant to which the maturity date was extended through April 2, 2028 and the outstanding principal balance was converted into NIS and fixed at NIS 100,000,000. In connection with the extension, Tova Chochma was removed as a party to the loan agreement and related security documents.

Junior Participation Interest in 83 Wythe Loan

On April 15, 2026, we invested $2,500,000 in a junior participation interest in a senior secured construction loan to 83 Wythe LLC, pursuant to a Junior Participation Agreement with 83 Wythe Senior Investors, L.P. we entitled to a 9% preferred annual return on its invested capital. We obligated to fund its pro rata share of future construction advances. The loan matures on October 15, 2028, with extension options through October 15, 2029.

Participation Interest — Warren at Bay Loan

On May 13, 2026, we invested $3,000,000 in a participation interest in a senior secured mortgage loan to Warren at Bay LLC, pursuant to a Participation Agreement with A&P Senior Investors, L.P. The Company is entitled to (i) an 8% per annum interest coupon, payable quarterly in arrears from a dedicated reserve account, and (ii) an additional 4% per annum interest promote, which accrues and compounds annually and is payable in kind upon repayment in full of the loan. The loan matures on May 13, 2029, with extension options through May 13, 2031.

Impact of Current Events

On October 7, 2023, the State of Israel was attacked by Hamas, a group designated as a terrorist organization by the United States, and the State of Israel subsequently declared war on Hamas. Since that time, Israel has been engaged in a multi-front armed conflict with combatants located in Gaza, the West Bank, Syria, Iran, Lebanon and Yemen. The situation in the region remains volatile and the possibility of renewed conflicts persists. As of May 19, 2026, we believe that there is no immediate risk to our business operations related to these events. For further information, see “Item 1A. Risk Factors,” under “We are affected by the political, economic and military risks of having operations in Israel” in our Annual Report.

Results of Operations

Comparison of three months ended March 31, 2026 and 2025

The following table summarizes certain statements of operations data of the Company for the three months ended March 31, 2026 and 2025 (in thousands of dollars except share and per share data):

	Three months ended
	March 31, 2026	March 31, 2025
Revenues	$-	$2,000
Cost of revenues	-	(1,987)
Gross profit	-	13

Research and development expenses	(1,594)	(2,206)
General and administrative expenses	(2,065)	(2,307)
Operating loss	(3,659)	(4,500)

Other income (expense), net	8,250	-
Financial income (expenses), net	44,849	(2,558)
Income (loss) before taxes on income	$49,440	$(7,058)
Taxes on income	(11,130)	(584)
Net income (loss)	38,310	(7,642)

Basic income (loss) per share of common stock	$0.94	$(0.19)
Diluted income (loss) per share of common stock	$0.91	$(0.19)
Weighted average shares of common stock outstanding used in computing basic income (loss) per share of common stock	40,773,866	41,228,782
Weighted average shares of common stock outstanding used in computing diluted income (loss) per share of common stock	41,970,186	41,228,782

Revenues

We have no recognized revenue in the three months ended March 31, 2026, compared to $2,000,000 revenue recognized related to the Technology License Agreement, dated November 30, 2015, with Hefei Tianhui Biotech Co., Ltd. (“HTIT”), as amended (the “HTIT License Agreement”), for the three months ended March 31, 2025.

Cost of Revenues

There was no cost of revenue during the three months ended March 31, 2026, compared to approximately $1,987,000 cost of revenue for the three months ended March 31, 2025. The decrease was due to the fulfillment of our payment obligation by remitting approximately $2,046,000 to the Israel Innovation Authority (the “IIA”), which was partially offset by an expense reversal of approximately $59,000, and as a result we have no further obligations to the IIA.

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

Research and development expenses for the three months ended March 31, 2026 decreased by 28% to approximately $1,594,000, compared to approximately $2,206,000 for the three months ended March 31, 2025. The decrease was primarily attributable to a decrease in CRO expenses, which was partially offset by an increase in raw materials expenses.

General and Administrative Expenses

General and administrative expenses include the salaries and related expenses of our management, consulting expenses, legal and professional fees, travel expenses, business development expenses, insurance expenses and other general expenses.

General and administrative expenses for the three months ended March 31, 2026 decreased by 10% to approximately $2,065,000 compared to approximately $2,307,000 for the three months ended March 31, 2025. The decrease was mainly due to a decrease in stock-based compensation expenses due to the forfeiture of restricted stock units (“RSUs”) related to a former director, which was partially offset by an increase in salary expenses.

Operating Loss

Operating loss was approximately $3,659,000 for the three months ended March 31, 2026, compared to approximately $4,500,000 for the three months ended March 31, 2025. The decrease of approximately 30%, was primarily attributable to a decrease in general and administrative and a decrease in research and development, see above.

Other Income (Expenses), Net

	Three Months Ended March 31,		Three Months Ended March 31,
(U.S. dollars in thousands)	2026	2025	2026 vs. 2025
Other income -Alpha Tau	$477	$-	$477
IR expenses - Alpha Tau	(48)	-	(48)
Gain on Sale of IP	5,821	-	5,821
Medicox	2,000	-	2,000
Total Other Income (Expenses), Net	8,250	-	8,250

On November 13, 2022, we entered into a ten-year distribution license agreement (“Medicox License Agreement”) with Medicox Co., Ltd. (“Medicox”), pursuant to which we granted Medicox an exclusive license to apply for regulatory approval and distribute ORMD-0801 in the Republic of Korea.

Following the Lifeward transaction, the expected clinical development timeline for ORMD-0801 was extended beyond the term contemplated under the Medicox License Agreement. As a result, we determined that the agreement was no longer commercially viable and that it has no remaining performance obligation thereunder. We recognized $2,000,000 income related to the Medicox License Agreement in the three months ended March 31, 2026.

Net other income was approximately $8,250,000 for the three months ended March 31, 2026, compared to no net other income for the three months ended March 31, 2025. The change was primarily due to the gain on sale of IP, revenue related to the Medicox and other income related to Alpha Tau, partially offset by IR expenses related to Alpha Tau.

Financial Income (Expenses), Net

Net financial income was approximately $44,849,000 for the three months ended March 31, 2026, compared to net financial expenses of approximately $2,558,000 for the three months ended March 31, 2025. The change was primarily due to the revaluation of the investments in Alpha Tau, Scilex, Hapisga, partially offset by a decrease in the revaluation of other marketable securities.

Tax on income

During the three months ended March 31, 2026, we recognized income tax expense of approximately $11,130,000, compared to income tax expenses of approximately $584,000 for the three months ended March 31, 2025. The increase in income tax expense was attributable to deferred tax expense of approximately $9,836,000 mainly related to investment in Alpha Tau, while the current tax expense of approximately $710,000 was mainly attributable to tax on the gain from the sale of IP.

Net Income (Loss)

Net income was approximately $38,310,000, for the three months ended March 31, 2026, compared to net loss of approximately $7,642,000, for the three months ended March 31, 2025. The increase was primarily attributable to financial Income, see above.

Liquidity and Capital Resources

From our inception through March 31, 2026, we have incurred losses in an aggregate amount of approximately $85,121,000. During that period and through March 31, 2026, we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of approximately $255,384,000, net of transaction costs. During that period, we also received cash consideration of approximately $28,001,000 from the exercise of warrants and options. We expect to seek additional financing through similar sources in the future, as needed. As of March 31, 2026, we had approximately $13,202,000 of available cash and approximately $11,097,000 of short-term bank deposits. In addition, we hold a variety of interests in certain investments, including in Lifeward, Scilex, Alpha Tau, Hapisga and others, as further detailed in this Quarterly Report on Form 10-Q.

From inception through March 31, 2026, we have not generated significant revenues from our operations (other than recognizing deferred revenue related to the HTIT License Agreement and Medicox License Agreement, as described above). Following the termination of the ORA-D-013-1 and ORA-D-013-2 Phase 3 trials, our research and development activities were significantly reduced while we conducted a strategic review process. In connection with the preparation for the revised Phase 3 trial (ORA-D-013-3), which is expected to be conducted through OraTech, we expect to increase our research and development activities and related expenses.

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

Cash Flows

As of March 31, 2026, our total current assets were approximately $68,150,000 and our total current liabilities were approximately $10,563,000. On March 31, 2026, we had a working capital surplus of approximately $58,587,000 and an accumulated loss of approximately $85,121,000. As of December 31, 2025, our total current assets were approximately $133,271,000 and our total current liabilities were approximately $19,086,000. On December 31, 2025, we had a working capital surplus of approximately $114,185,000 and an accumulated loss of approximately $123,436,000. The decrease in working capital surplus was mainly due to a decrease in cash and cash equivalents and the reclassification of Hapisga to a long-term investment, which was partially offset by a decrease in dividends payable.

During the three months ended March 31, 2026, cash and cash equivalents decreased to approximately $13,202,000 from approximately $45,947,000 as of December 31, 2025. The decrease was mainly due to the reasons described below.

Operating Activities

Operating activities used cash of approximately $2,915,000 in the three months ended March 31, 2026, compared to approximately $3,519,000 used in the three months ended March 31, 2025. Cash used in operating activities primarily consisted of research and development expenses, and general and administrative expenses, partially offset by interest received from short-term deposits.

Investing Activities

Investing activities used cash of approximately $19,488,000 in the three months ended March 31, 2026, compared to approximately $23,616,000 in the three months ended March 31, 2025. Cash used in investing activities in the three months ended March 31, 2026 consisted primarily of purchases of marketable securities and investments in Lifeward, which was partially offset by proceeds from repayments by Scilex under the Tranche A Note and proceeds from marketable securities. Cash provided by investing activities in the three months ended March 31, 2025 was mainly due to proceeds from short-term deposits and proceeds from the sale of BioXcel shares by RoyaltyVest.

Alpha Tau Transaction

On April 24, 2025, our wholly-owned subsidiary, Oramed Ltd. entered into a share purchase agreement with Alpha Tau, Medical Ltd. (“Alpha Tau”), a clinical-stage oncology company developing a proprietary alpha-radiation cancer therapy platform known as Alpha DaRT™. Pursuant to the agreement, Oramed Ltd. purchased 14,110,121 ordinary shares, no par value per share, of Alpha Tau in a registered direct offering at a price of $2.612 per share, for an aggregate purchase price of approximately $36,900,000. The closing of the transaction occurred on April 28, 2025. In connection with the investment, Oramed Ltd. has the right and has nominated two directors to Alpha Tau’s board of directors. In addition, since the share purchase agreement date and until March 31, 2026, we purchased an additional 359,214 shares of Alpha Tau for an aggregate amount of $1,255,781. As of May 19, 2026, we hold an aggregate of 14,469,335 ordinary shares of Alpha Tau, representing approximately 17% of its outstanding share capital.

Concurrently, we and Alpha Tau entered into a services agreement (the “Services Agreement”), pursuant to which we will provide Alpha Tau with investor relations and public relations services. As consideration, Alpha Tau agreed to pay us a non-refundable fee of $3,000,000 over three years and to issue to us warrants to purchase up to 3,237,000 ordinary shares of Alpha Tau at exercise prices ranging from $3.474 to $3.90 per share. The term of the Services Agreement is three years, with limited termination rights.

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

Clinical Development Progress

Alpha Tau is currently conducting an extensive clinical program with five concurrent FDA-approved trials in the United States, alongside additional trials in France, Italy, Israel, and planned studies in the UK. Alpha Tau’s U.S. clinical trials are summarized below:

●	ReSTART Pivotal Trial (Recurrent SCC Treatment with Alpha DaRT Radiation Therapy): A multi-center pivotal study in patients with recurrent cutaneous squamous cell carcinoma (cSCC), the second most common form of skin cancer. As of January 2026, Alpha Tau targeted completion of patient recruitment in Q1 2026 and has begun submitting modules of its Modular Pre-Market Approval (PMA) application to the FDA, with expected completion of the full submission by year-end 2026.

●	IMPACT Study (Intratumoral Pancreatic Alpha Combination Trial): A multi-center pilot study in newly-diagnosed pancreatic cancer patients combining Alpha DaRT with chemotherapy. Alpha Tau reported encouraging data from its first-in-human pancreatic cancer studies in Canada and Israel, including positive results presented at the 2026 ASCO Gastrointestinal Cancers Symposium. In an oral presentation at DDW 2026, Alpha Tau reported a pooled analysis of these two first-in-human trials in pancreatic adenocarcinoma showing a 100% local disease control rate in evaluable patients, with a favorable safety profile (8 device-associated adverse events in 7 of 26 subjects, or 27%, nearly all resolving within two weeks) across a heavily pre-treated population that included patients ineligible for chemotherapy and patients who had received up to four prior lines of chemotherapy. The streamlined outpatient endoscopic ultrasound (EUS)-guided procedure is designed for integration into standard GI endoscopy workflow. Alpha Tau is targeting completion of patient accrual by the end of Q1 2026, with initial results expected by year-end 2026. The FDA also approved an IDE supplement expanding the IMPACT trial to permit the other primary standard-of-care chemotherapy regimen for pancreatic cancer alongside mFOLFIRINOX, and increasing total trial size from 30 to 40 patients. The study is exploring Alpha DaRT combined with chemotherapy in patients with newly diagnosed unresectable locally advanced or metastatic pancreatic adenocarcinoma.

●	GBM Feasibility Study: A study in patients with recurrent glioblastoma multiforme (GBM), a highly aggressive malignant brain tumor. Alpha Tau announced treatment of its first patient at Ohio State University and expects initial results around the end of Q4 2026.

●	Recurrent Prostate Cancer Pilot Study: A pilot study in patients with locally recurrent prostate cancer.

●	Immunocompromised cSCC Study: A multi-center study in immunocompromised patients with cSCC.

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

Regulatory and Commercial Progress

In addition to the ongoing FDA engagement for its U.S. clinical programs, on February 24, 2026, Alpha Tau received Shonin marketing approval from Japan’s Ministry of Health, Labour and Welfare (“MHLW”) for Alpha DaRT in the treatment of unresectable locally advanced or locally recurrent head and neck cancer. Shonin is the most rigorous regulatory pathway for medical devices in Japan and is granted following review and recommendation by Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”). The approval marks the first regulatory clearance of the Alpha DaRT platform outside of Israel. As a condition of approval, Alpha Tau will conduct a post-market surveillance (PMS) study enrolling 66 patients across five leading clinical centers in Japan to further evaluate Alpha DaRT’s safety and clinical performance in real-world settings and generate additional clinical evidence in collaboration with Japanese physicians and treatment centers.

On the manufacturing front, Alpha Tau has received a radioactive materials license for its Hudson, New Hampshire facility and is currently equipping the facility for Alpha DaRT manufacturing to support commercial readiness and scale-up operations.

Strategic Overview Rationale

Alpha Tau has demonstrated encouraging clinical progress across multiple difficult-to-treat cancer types, including pancreatic cancer, head and neck cancer, and skin cancer, with interim data showing disease control and early signals of clinical benefit, including a 100% local disease control rate and favorable safety profile reported in a pooled analysis of its two first-in-human pancreatic adenocarcinoma trials at DDW 2026. With five concurrent FDA-approved trials in the U.S., ongoing regulatory dialogue with the FDA, first commercial approval outside Israel secured in Japan, and advancement toward PMA submission for its pivotal skin cancer trial, Alpha Tau is entering a critical phase of clinical validation and regulatory progression. Alpha Tau’s innovative alpha-radiation platform, combined with its expanding clinical footprint across multiple solid tumor types and growing manufacturing capabilities, represents what we believe to be a compelling investment opportunity in the oncology therapeutics space.

Lifeward Transactions

Lifeward Share Purchase Agreement

On January 12, 2026, we entered into a Share Purchase Agreement with Lifeward Ltd. (“Lifeward”) (Nasdaq: LFWD) and OraTech Ltd., pursuant to which Lifeward agreed to acquire all of the outstanding equity interests of OraTech Ltd. from us (the “Share Purchase Agreement”). Prior to the closing, we transferred to OraTech Ltd. all intellectual property and related assets relating to our POD™ (Protein Oral Delivery) technology platform, together with approximately $6,500,000 to fund the next planned clinical trial and related development activities. The transaction closed on March 25, 2026 (the “Lifeward Closing Date”), and from that date forward, OraTech Ltd. will bear all research and development expenses related to the POD™ technology platform.

We recognized a gain of approximately $6,796,000 on sale of the IP from the Subsidiary. Of this gain, approximately $975,000 was reclassified to deferred income in connection with the Clinical Trial Management Agreement (defined below).

In consideration for the acquisition of OraTech Ltd., Lifeward issued to us:

Lifeward Ordinary Shares

1,250,363 ordinary shares of Lifeward, no par value (the “Lifeward Ordinary Shares”), representing less than 45.0% of the outstanding Lifeward Ordinary Shares on the Lifeward Closing Date.

Pre-Funded Warrants

1,006,113 pre-funded warrants to purchase Lifeward Ordinary Shares at an exercise price of $0.0001 per share, exercisable and with no expiration date (the “Pre-Funded Warrants”).

Share Purchase Warrants

1,296,296 warrants to purchase Lifeward Ordinary Shares at an exercise price of $5.40 per share (the “Share Purchase Warrants”).

Lifeward Revenue Share

Revenue-sharing payments equal to 4% of the net revenue from Lifeward’s ReWalk Personal Exoskeleton products and related extended warranties for up to 10 years (the “Lifeward Revenue Share”), subject to certain caps and termination events.

The Company may not exercise any portion of its Pre-Funded Warrants or Share Purchase Warrants to the extent that the Company, together with its affiliates, would beneficially own more than 45.0% of the outstanding Lifeward Ordinary Shares immediately after exercise (which will automatically increase to 49.99% following the date on which (i) the other noteholders no longer hold any of their respective Notes (as defined below), and (ii) the other noteholders have sold all the Lifeward Ordinary Shares issued or issuable upon conversion of the their respective Notes and exercise of the such other noteholders’ accompanying Share Purchase Warrants. The Company may, subject to certain conditions, increase the beneficial ownership limitation upon at least 61 days’ prior notice to Lifeward; subject to Lifeward’s prior consent, which such consent shall not be unreasonably withheld, conditioned or delayed.

Lifeward Notes Purchase Agreement

In addition to the Share Purchase Agreement, on the Lifeward Closing Date, the Company entered into a securities purchase agreement (the “Lifeward Notes Purchase Agreement”), pursuant to which, on March 25, 2026, following satisfaction of closing conditions set forth in the Lifeward Notes Purchase Agreement, Lifeward issued to the Company $9,000 aggregate principal amount of senior secured convertible note (together with senior secured convertible notes issued to other investors, the “Initial Notes”), convertible into Lifeward Ordinary Shares at a conversion price of $5.40 per share, together with warrants to purchase up to 1,666,666 Lifeward Ordinary Shares at an exercise price of $5.40 per share (the “Note Warrants”). The Note Warrants are exercisable and expire five years from the date of issuance.

Under the Lifeward Notes Purchase Agreement, Lifeward also has the right to require the Company to fund a second tranche of $9,000 aggregate principal amount of senior secured convertible notes (the “Additional Notes”, and together with the Initial Notes, the “Notes”), on substantially the same terms as the Initial Notes, together with warrants to purchase up to 1,666,666 Lifeward Ordinary Shares (the “Additional Note Warrants”) upon the occurrence of either of the following: (i) Lifeward’s achievement of at least a 150% increase in ReWalk unit sales compared to the trailing twelve-month period immediately preceding the additional closing; or (ii) the closing price of the Lifeward Ordinary Shares equaling or exceeding $13.80 per share for 10 consecutive trading days immediately prior to the additional closing. As of March 31, 2026, neither of the foregoing conditions had been satisfied, and accordingly, the Additional Note had not been funded.

The Company may not exercise any portion of the Note Warrants to the extent that, after giving effect to such exercise, the Company and its affiliates would beneficially own more than 45.0% of the outstanding Lifeward Ordinary Shares immediately after exercise (which will automatically increase to 49.99% following the date on which (i) the other noteholders no longer hold any of their respective Notes (as defined below), and (ii) the other noteholders have sold all the Lifeward Ordinary Shares issued or issuable upon conversion of the their respective Notes and exercise of the such other noteholders’ accompanying Share Purchase Warrants. The Company may, subject to certain conditions, increase the beneficial ownership limitation upon at least 61 days’ prior notice to Lifeward; subject to Lifeward’s prior consent, which such consent shall not be unreasonably withheld, conditioned or delayed.

Strategic Overview Rationale Lifeward is a commercial-stage medical technology company that designs, develops, and markets a portfolio of robotics and rehabilitation solutions designed to help individuals with physical limitations or those recovering from injury restore mobility, function, and independence. Its product portfolio spans the continuum of rehabilitation and mobility care and includes the ReWalk Personal Exoskeleton, a wearable robotic device that enables individuals with spinal cord injury to stand, walk, and climb stairs, and the AlterG Anti-Gravity treadmill, which uses patented differential air pressure technology to provide precise body-weight support for physical therapy, athletic training, and rehabilitation. Through this established and diversified platform, Lifeward generates recurring revenue from a global customer base that includes hospitals, rehabilitation clinics, sports medicine and performance facilities, the U.S. Department of Veterans Affairs, and individual home users across the United States, Europe, and other international markets.s

During 2026, as part of our ongoing portfolio optimization and continued focus on high-potential innovation, we entered into a strategic transaction with Lifeward. The transaction aligns us with Lifeward’s revenue-generating medical robotics business and its established ReWalk and AlterG product lines, providing near-term cash flow and diversified exposure through a significant equity ownership interest in the combined company. We believe that prior execution challenges at Lifeward were driven primarily by strategy and management rather than by the quality of the underlying technology, and that, with a new strategic direction and leadership team in place, Lifeward is well positioned to fully realize the value of its product platform. Under the agreement, we also transferred to Lifeward our proprietary Protein Oral Delivery (POD™) platform—representing years of research to enable the oral administration of injectable biologics, and including its refined oral insulin program—while retaining responsibility for managing the near-term clinical development program. We believe the combination delivers long-term upside from the POD™ platform and the oral insulin program, alongside the near-term contribution of Lifeward’s commercial portfolio, ultimately driving meaningful growth and shareholder value.

Clinical Trial Management Agreement

In connection with the Lifeward Share Purchase Agreement, we agreed to enter into a clinical trial management agreement (the “Clinical Trial Management Agreement”) with OraTech, pursuant to which we agreed to manage the clinical study of OraTech’s investigational oral insulin capsule product (the “Study”), including providing clinical trial management and administrative services through completion of the Study (the “Services”). In consideration for the Services, OraTech will reimburse us for all reasonable out-of-pocket expenses actually incurred by us in providing the Services and payments made on behalf of OraTech to third parties and vendors, such as clinical sites, if applicable, subject to certain limitations and maximum payments as set forth in the Clinical Trial Management Agreement. The Clinical Trial Management Agreement will terminate upon completion of the Study unless earlier terminated in accordance with the terms set forth therein.

Financing Activities

Financing activities used cash of approximately $10,364,000 in the three months ended March 31, 2026, compared to no financing activities in the three months ended March 31, 2025. Cash used by financing activities in the three months ended March 31, 2026 consisted of the payment of dividends.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates. We believe the following critical accounting estimates involve the most significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

During the three months ended March 31, 2026, the Company entered into significant transactions with Lifeward, which required significant management judgment and estimates, including the determination of the fair value of financial instruments received, the assessment of variable interest entity (“VIE”) considerations, and the application of equity method of accounting.

There have been no material changes to our critical accounting estimates during the three months ended March 31, 2026, other than those described above. For additional information about our significant accounting policies, refer to the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act or under other applicable U.S. securities laws or stock exchange rules is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of business.

The information set forth in Note 10 - Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference herein.

ITEM 1A - RISK FACTORS

Our business, financial condition, results of operations and future growth prospects are subject to various risks, including those described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026, which we encourage you to review. There have been no material changes from the risk factors disclosed in our most recent Annual Report on Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities, nor any purchases of our equity securities, by the Company during the three months ended March 31, 2026.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

On March 30, 2026, each of Avraham Gabay, the Company’s Chief Financial Officer, and Joshua Hexter, the Company’s Chief Operating and Business Officer, adopted a written trading arrangement for the sale of shares of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (each, a “Rule 10b5-1 Trading Arrangement”).

Mr. Gabay’s Rule 10b5-1 Trading Arrangement provides for the sale, from time to time, of up to 93,360 shares of the Company’s common stock issuable upon the vesting and settlement of previously granted restricted stock units and performance stock units. The arrangement will terminate on the earlier of (i) December 31, 2026 and (ii) the date on which all shares subject to the arrangement have been sold.

Mr. Hexter’s Rule 10b5-1 Trading Arrangement provides for the sale, from time to time, of up to 167,000 shares of the Company’s common stock, consisting of (i) up to 117,000 shares issuable upon the vesting and settlement of previously granted restricted stock units and (ii) up to 50,000 shares issuable upon the exercise of previously granted stock options. The arrangement will terminate on the earlier of (i) December 31, 2026 and (ii) the date on which all shares subject to the arrangement have been sold.

Sales under each Rule 10b5-1 Trading Arrangement may not commence prior to the expiration of the cooling-off period required by Rule 10b5-1(c). Other than as described above, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the quarter ended March 31, 2026.

PART II – OTHER INFORMATION

ITEM 6 - EXHIBITS

Number	Exhibit

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2026).

4.2	Form of Share Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2026).

4.3	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2026).

4.4	Form of Purchase Agreement Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2026).

4.5	Warrant Agreement, dated as of February 17, 2026, by and among Oramed Pharmaceuticals Inc. and Scilex Holding Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2026).

4.6	Form of February 2026 Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2026).

10.1	Share Purchase Agreement, dated as of January 12, 2026, by and among Oramed Pharmaceuticals Inc., Oratech Pharma, Inc. and Lifeward Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2026).

10.2	Form of Securities Purchase Agreement, dated as of January 12, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2026).

10.3	Form of Lock-Up Agreement, dated as of January 12, 2026 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2026).

10.4	Form of Clinical Trial Management Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2026).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Date: May 19, 2026	By:	/s/ Nadav Kidron
Nadav Kidron
President and Chief Executive Officer

Date: May 19, 2026	By:	/s/ Avraham Gabay
Avraham Gabay
Chief Financial Officer
(Principal Financial and Accounting Officer)