Form 10-Q
period 2026-06-30
ORAMED PHARMACEUTICALS INC.
filed 2026-08-10
CIK 1176309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐ No ☒

As of August 10, 2026, there were 41,597,354 shares of the issuer’s common stock, $0.012 par value per share, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Oramed” and the “Company” mean Oramed Pharmaceuticals Inc. and our wholly-owned subsidiaries, unless otherwise indicated. All dollar amounts refer to U.S. Dollars unless otherwise indicated.

On June 30, 2026, the exchange rate between the New Israeli Shekel, or NIS, and the dollar, as quoted by the Bank of Israel, was NIS 2.979 to $1.00. Unless indicated otherwise by the context, statements in this Quarterly Report on Form 10-Q that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

i

Cautionary Statement Regarding Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws and the Israeli securities law. Words such as “expects,” “anticipates,” “intends,” “plans,” “planned expenditures,” “believes,” “seeks,” “estimates,” “considers” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Quarterly Report on Form 10-Q. Additionally, statements concerning future matters are forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements include, among other statements, statements regarding the following:

●	our plan to evaluate potential strategic opportunities;

●	our potential repurchases of shares of our common stock;

●	our ability to recover the proceeds and/or collateral under the Tranche A Note and Tranche B Note (as defined herein) and related agreements from Scilex Holding Company (“Scilex”);

●	the fluctuating market price and liquidity of the common stock of Scilex, Alpha Tau and Lifeward underlying the warrants we hold;

●	our loan agreements in real estate projects, including, but not limited to, agreements to finance a real estate project, or Profit Sharing Loan Agreement, expose us to potential market, liquidity, and execution risks;

●	our various real estate investments involve significant risks and might not provide long-term value appreciation and potential income streams that we expect to receive;

●	our exposure to potential litigation;

●	our ability to enhance value for our stockholders;

●	the expected benefits, risks and impact of the Lifeward transactions, including the transfer of our POD™ technology platform to OraTech Pharmaceuticals Ltd. (“OraTech”), and our ability to recover the value of our investment in Lifeward, including through the senior secured convertible notes, equity consideration, warrants, and revenue-sharing payments to be received in connection with the Lifeward transactions;

●	we may not realize a return on our investments in marketable securities that we own;

●	we are subject to foreign currency exchange rate fluctuations, primarily related to the Israeli New Shekel, which may affect our operating expenses, financial results, and cash flows;

●	risks related to our investment in Ruby Capital Investment Fund Sapphire II, Limited Partnership, including illiquidity, capital call obligations, uncertainty regarding the timing and amount of any returns, and the potential loss of invested capital;

ii

●	our research and development plans, via OraTech, including preclinical and clinical trials plans and the timing of enrollment, obtaining results and conclusion of trials;

●	our belief that our technology, held by OraTech, has the potential to deliver medications that today can only be delivered via injection;

●	the competitive ability of our technology, held by OraTech, based on product efficacy, safety, patient convenience, reliability, value and patent position;

●	the potential market demand for our products;

●	our ability to obtain patent protection for our intellectual property;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and

●	information with respect to any other plans and strategies for our business.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission, or the SEC, on March 26, 2026, as well as those discussed elsewhere in our Annual Report on Form 10-K and expressed from time to time in our other filings with the SEC. In addition, historic results of scientific research, clinical and preclinical trials do not guarantee that the conclusions of future research or trials would not suggest different conclusions. Also, historic results referred to in this Quarterly Report on Form 10-Q could be interpreted differently in light of additional research, clinical and preclinical trials results. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report on Form 10-Q which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

iii

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2026

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	June 30,	December 31,
	2026	2025
Assets

CURRENT ASSETS:
Cash and cash equivalents	$15,245	$45,947
Short-term deposits	-	10,979
Marketable securities	846	5,417
Investments at fair value	34,521	63,551
Convertible note	-	4,636
Related parties receivable	622	-
Prepaid expenses and other current assets	2,173	2,741
Total current assets	53,407	133,271

LONG-TERM ASSETS:
Deposits	2	2
Marketable securities	21,866	8,371
Investments at fair value	87,367	10,119
Investment in associates at fair value	199,309	71,623
Loan to an equity method investee	448	553
Investment in real estate	1,922	1,921
Other non-marketable equity securities	4,124	3,624
Amounts funded in respect of employee rights upon retirement	49	44
Property and equipment, net	532	586
Operating lease right-of-use assets	617	750
Total long-term assets	316,236	97,593
Total assets	$369,643	$230,864

Liabilities and stockholders’ equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,508	$6,201
Payable to related parties	-	652
Deferred income	1,710	1,353
Dividend Payable	264	10,595
Operating lease liabilities	249	285
Total current liabilities	10,731	19,086

LONG-TERM LIABILITIES:
Deferred revenues	-	2,000
Deferred income	1,209	1,269
Employee rights upon retirement	43	39
Operating lease liabilities	484	540
Dividend Payable	159	275
Deferred tax liabilities	39,544	7,911
Total long-term liabilities	41,439	12,034

COMMITMENTS (note 9)

STOCKHOLDERS’ EQUITY:
Common stock, $0.012 par value (60,000,000 authorized shares; 41,314,211 and 39,275,006 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	495	472
Additional paid-in capital	323,943	322,708
Accumulated deficit	(6,965)	(123,436)
Total stockholders’ equity	317,473	199,744
Total liabilities and equity	$369,643	$230,864

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
REVENUES	$-	2,000	$-	-
COST OF REVENUE	-	(1,987)	-	-
GROSS PROFIT	-	13	-	-

RESEARCH AND DEVELOPMENT EXPENSES	(1,594)	(3,240)	-	(1,034)
GENERAL AND ADMINISTRATIVE EXPENSES	(4,831)	(3,762)	(2,766)	(1,455)
OPERATING LOSS	(6,425)	(6,989)	(2,766)	(2,489)

OTHER INCOME, NET	8,860	257	610	257
FINANCIAL INCOME, NET	148,592	12,808	103,743	15,366
INCOME BEFORE TAX EXPENSES	$151,027	6,076	$101,587	13,134

TAX BENEFIT (EXPENSES)	(34,561)	(458)	(23,431)	126

NET INCOME	$116,466	5,618	$78,156	13,260

NET INCOME (LOSS) ATTRIBUTABLE TO:
NON-CONTROLLING INTERESTS	-	(28)	-	(28)
COMPANY’S STOCKHOLDERS	116,466	5,646	78,156	13,288

BASIC INCOME PER SHARE OF COMMON STOCK	$2.85	$0.14	$1.90	$0.32
DILUTED INCOME PER SHARE OF COMMON STOCK	$2.76	$0.13	$1.84	$0.31
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC INCOME PER SHARE OF COMMON STOCK	40,907,909	41,488,994	41,040,479	41,743,486
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING DILUTED INCOME PER SHARE OF COMMON STOCK	42,236,456	42,884,004	42,501,252	42,609,425

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands

(UNAUDITED)

	Common Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	$	capital	deficit	equity
	In thousands
BALANCE AS OF DECEMBER 31, 2025	39,275	472	322,708	(123,436)	199,744
CHANGES DURING THE SIX MONTH PERIOD ENDED JUNE 30, 2026:
STOCK-BASED COMPENSATION	2,039	23	3,106	-	3,129
TAX WITHHOLDINGS RELATED TO STOCK-BASED COMPENSATION SETTLEMENTS	-	-	(1,871)	-	(1,871)
FORFEITED DIVIDEND				5	5
NET INCOME	-	-	-	116,466	116,466
BALANCE AS OF JUNE 30, 2026	41,314	$495	$323,943	$(6,965)	$317,473

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF DECEMBER 31, 2024	39,920	$480	$322,401	$(176,616)	$146,265	$(918)	$145,347
CHANGES DURING THE SIX MONTH PERIOD ENDED JUNE 30, 2025:
STOCK-BASED COMPENSATION	1,089	13	2,976	-	2,989	-	2,989
REPURCHASE AND RETIREMENT OF COMMON STOCK	(164)	(2)	(369)	-	(371)	-	(371)
NET INCOME	-	-	-	5,646	5,646	(28)	5,618
BALANCE AS OF JUNE 30, 2025	40,845	$491	$325,008	$(170,970)	$154,529	$(946)	$153,583

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands

(UNAUDITED)

	Common Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	$	capital	deficit	equity
	In thousands
BALANCE AS OF MARCH 31, 2026	40,926	$491	$322,906	$(85,121)	$238,276
CHANGES DURING THE THREE MONTH PERIOD ENDED JUNE 30, 2026:
STOCK-BASED COMPENSATION	388	4	1,389	-	1,393
TAX WITHHOLDINGS RELATED TO STOCK-BASED COMPENSATION SETTLEMENTS			(352)	-	(352)
NET INCOME	-	-	-	78,156	78,156
BALANCE AS OF JUNE 30, 2026	41,314	$495	$323,943	$(6,965)	$317,473

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF MARCH 31, 2025	40,851	$491	$324,579	$(184,258)	$140,812	$(918)	$139,894
CHANGES DURING THE THREE MONTH PERIOD ENDED JUNE 30, 2025:
STOCK-BASED COMPENSATION	158	2	798	-	800	-	800
REPURCHASE AND RETIREMENT OF COMMON STOCK	(164)	(2)	(369)	-	(371)	-	(371
NET INCOME	-	-	-	13,288	13,288	(28)	13,260
BALANCE AS OF JUNE 30, 2025	40,845	$491	$325,008	$(170,970)	$154,529	$(946)	$153,583

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(UNAUDITED)

	Six months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$116,466	$5,618
Adjustments required to reconcile net income to net cash used in operating activities:
Depreciation	61	60
Exchange differences and interest on deposits	127	(73)
Changes in fair value of investments	(148,467)	(11,429)
Stock-based compensation	3,129	2,989
Gain on amounts funded in respect of employee rights upon retirement	(5)	(6)
Gain on sale of IP	(5,821)	-
Deferred Taxes	31,633	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,364	816
Accounts payable, accrued expenses and related parties	1,031	(3,280)
Net changes in operating lease	41	72
Deferred revenues	(2,000)	(2,000)
Deferred income	(678)	233
Liability for employee rights upon retirement	4	6
Other liabilities	-	(60)
Total net cash used in operating activities	(3,115)	(7,054)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of non-marketable securities	(500)	-
Purchase of marketable securities	(21,588)	-
Proceeds from marketable securities	10,605	1,049
Investments at fair value	(6,735)	(63,571)
Proceeds from redemption of short-term deposits	10,948	32,450
Proceeds from loan to an equity method investee	-	3,442
Loan to investment in equity method	-	(7,000)
Real estate investment	-	(1,949)
Equity method investee	-	(250)
Lifeward transaction	(11,924)	-
Proceeds from investments	4,023	4,599
Purchase of property and equipment	(7)	(7)
Total net cash used in investing activities	(15,178)	(31,237)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	-	(371)
Tax withholdings related to stock-based compensation settlements	(1,871)	-
Dividend paid	(10,442)	-
Total net cash used in financing activities	(12,313)	(371)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(96)	39

DECREASE IN CASH AND CASH EQUIVALENTS	(30,702)	(38,623)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	45,947	54,420
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,245	$15,797

(A) SUPPLEMENTARY DISCLOSURE ON CASH FLOWS -
Interest received	$642	$1,352
Taxes paid on income	$-	$3,318
(B) SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES -
Investment in investee	-	390
Investment in associate at fair value- Lifeward	6,796	-
Forfeited dividends	5	-
Recognition of operating lease right-of-use assets and liabilities	-	602
Warrants received from Alpha Tau	-	2,727

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

On May 14, 2007, the Company incorporated a wholly-owned subsidiary in Israel, Oramed Ltd. (the “Subsidiary”), which is engaged in research and development. Following the transaction with Lifeward, the development activities related to the POD™ technology are expected to continue through OraTech Pharmaceuticals Ltd. (“OraTech”).

On March 4, 2026, the Company incorporated a wholly-owned subsidiary in Israel, OraTech Ltd., which served as a corporate vehicle for the transaction with Lifeward (see note 8).

Following the transfer of the Company’s oral insulin (POD™) technology and related intellectual property to OraTech and the closing of the Lifeward Transaction, the Company no longer conducts clinical development activities directly and has no revenue-generating operations. The Company is evaluating a range of strategic alternatives, including expanding into additional therapeutic and technology areas, acquiring or investing in additional businesses or assets, and continuing to actively manage its portfolio of holdings in publicly traded and privately held companies. As of the date of these financial statements, no definitive agreement has been entered into with respect to any such alternative, and there is no assurance that any transaction will be consummated.

Lifeward Transaction

On January 12, 2026, the Company entered into a Share Purchase Agreement with Lifeward Ltd. (“Lifeward”) (Nasdaq: LFWD) and OraTech, pursuant to which Lifeward agreed to acquire all of the outstanding equity interests of OraTech from the Company (the “Share Purchase Agreement”). Prior to the closing, the Company transferred to OraTech all intellectual property and related assets relating to the Company’s POD™ (Protein Oral Delivery) technology platform, together with $6,500 to fund the next planned clinical trial and related development activities. The transaction closed on March 25, 2026 (the “Lifeward Closing Date”), and from that date forward, OraTech will bear all research and development expenses related to the POD™ technology platform.

In consideration for the acquisition of OraTech, Lifeward issued to the Company:

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

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 1 - GENERAL (continued):

In addition to the Share Purchase Agreement, on the Lifeward Closing Date, the Company entered into a securities purchase agreement (the “Lifeward Notes Purchase Agreement”), pursuant to which, on March 25, 2026, following satisfaction of closing conditions set forth in the Lifeward Notes Purchase Agreement, Lifeward issued to the Company $9,000 aggregate principal amount of senior secured convertible notes (together with senior secured convertible notes issued to other investors, the “Initial Notes”), convertible into Lifeward Ordinary Shares at a conversion price of $5.40 per share, together with warrants to purchase up to 1,666,666 Lifeward Ordinary Shares at an exercise price of $5.40 per share (the “Note Warrants”). The Note Warrants are exercisable and expire five years from the date of issuance.

Under the Lifeward Notes Purchase Agreement, Lifeward also has the right to require the Company to fund a second tranche of $9,000 aggregate principal amount of senior secured convertible notes (the “Additional Notes”, and together with the Initial Notes, the “Notes”), on substantially the same terms as the Initial Notes, together with warrants to purchase up to 1,666,666 Lifeward Ordinary Shares (the “Additional Note Warrants”) upon the occurrence of either of the following: (i) Lifeward’s achievement of at least a 150% increase in ReWalk unit sales compared to the trailing twelve-month period immediately preceding the additional closing; or (ii) the closing price of the Lifeward Ordinary Shares equaling or exceeding $13.80 per share for 10 consecutive trading days immediately prior to the additional closing. As of June 30, 2026, neither of the foregoing conditions had been satisfied, and accordingly, the Additional Note had not been funded.

On June 30, 2026, Lifeward entered into an additional securities purchase agreement with certain investors, pursuant to which Lifeward agreed to issue approximately $5,600 aggregate principal amount of additional senior secured convertible notes. The additional investment closed in July 2026, subsequent to the balance sheet date, as announced by Lifeward on July 7, 2026. In connection with such investment, the Initial Note, the Share Purchase Warrants and the Pre-Funded Warrants held by the Company were amended and restated (the “A&R Note”, “A&R Warrant” and “A&R Pre-Funded Warrant”, respectively) to, among other things, provide that the notes rank pari passu with respect to the collateral securing them.

Under the terms of the Pre-Funded Warrants, the Share Purchase Warrants, the Notes and the Note Warrants, in each case as amended and restated, the Company may not exercise or convert any of such instruments to the extent that the Company, together with its affiliates, would beneficially own more than 45.0% of the outstanding Lifeward Ordinary Shares immediately after such exercise or conversion. The Company may, subject to certain conditions, increase the beneficial ownership limitation upon at least 61 days’ prior notice to Lifeward, subject to Lifeward’s prior consent, which consent shall not be unreasonably withheld, conditioned or delayed.

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

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets*:
Marketable Securities (see note 3):
DNA	571	-	-	571
Nano	21,866	-	-	21,866
Nano’s Put options and written Call options, net		275	-	275
Investments at fair value (see note 4):
Ruby Capital	-	-	464	464
Scilex Royalty Purchase Agreement	-	-	2,226	2,226
Scilex Tranche A Note	-	-	22,150	22,150
Scilex Tranche B Note	-	-	10,770	10,770
Scilex Warrants Note B	-	-	299	299
Lifeward’s A&R Warrants (see note 8)	-	-	2,055	2,055
Lifeward’s A&R Note and Note Warrants (see note 8)	-	-	9,012	9,012
Alpha Tau’s warrants	-	-	29,259	29,259
Warren at Bay Loan	-	-	2,726	2,726
83 Wythe Loan	-	-	2,382	2,382
Profit Sharing Loan Agreement	-	-	2,123	2,123
Loan agreement measured in fair value (see note 7)	-	-	38,422	38,422
Loan to an Equity Method Investee (see note 6)	-	-	448	448
Investment in associates at fair value (see note 8):
Alpha Tau’s shares	182,024	-	-	182,024
Lifeward’s shares	9,578	-	-	9,578
Lifeward’s A&R Pre-Funded Warrants	-	7,707	-	7,707
	$214,039	$7,982	$122,336	$344,357

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

d.	Fair value (continued):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Marketable Securities (see note 3):
DNA	540	-	-	540
Entera	227	-	-	227
Pelthos	4,650	-	-	4,650
Nano	8,371	-	-	8,371
Investments at fair value (see note 4):
Scilex Royalty Purchase Agreement	-	-	2,209	2,209
Scilex Tranche A Note	-	-	23,063	23,063
Scilex Warrants Note B	-	-	850	850
Scilex Tranche B Note	-	-	11,473	11,473
Loan agreement measured in fair value (see note 7)	-	-	27,943	27,943
Investment in Alpha Tau’s warrants (see note 8)	-	-	6,242	6,242
Profit Sharing Loan Agreement	-	-	1,890	1,890
Investment in Alpha Tau’s shares (see note 8)	71,623	-	-	71,623
Loan to an equity method investee (see note 6)	-	-	553	553
Convertible note (see note 8)	-	-	4,636	4,636
	$85,411	$-	$78,859	$164,270

As of June 30, 2026 and December 31, 2025, the carrying amounts of cash equivalents, short-term deposits, other current assets, related parties and accounts payable approximate their fair values due to the short-term maturities of these instruments.

The amounts funded in respect of employee rights are stated at cash surrender value which approximates its fair value.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

e.	Other income:

1. Alpha Tau

The Company recognizes income from its Services Agreement with Alpha Tau for investor relations and public relations on a straight-line basis. Under the Services Agreement, the Company received non-cash consideration of Alpha Tau Warrants (as defined below) to purchase up to 3,237,000 shares, measured at their issuance date fair value of $2,727 and entitled to receive six semi-annual payments of $500, totaling $3,000. The income is presented under the “Other income, net” line item (net of related expenses), since the Company does not view investor relations services to be output of its ordinary activities. In addition, changes in the fair value of the Alpha Tau Warrants are presented under Financial income, net.

During the six months ended June 30, 2026, the Company recognized income of $500 under “Other income, net”. As of June 30, 2026, the remaining deferred income balance was $313, which was presented under “Deferred income”.

In addition, the Company recorded income of $454 related to the straight-line recognition of the Alpha Tau Warrants under “Other income, net”. For further details, see Note 8.

2. Capital Gain from Sale of IP

In connection with the Share Purchase Agreement (see note 1 above), the Company recognized a gain of $5,821 on sale of the IP from the Subsidiary, which is presented within “Other income, net” in the consolidated statements of operations.

3. Clinical Trial Management Agreement with OraTech

In connection with the Share Purchase Agreement, the Company entered into a Clinical Trial Management Agreement with OraTech (the “Management Agreement”), pursuant to which the Company is contractually obligated to manage the clinical study of OraTech’s investigational oral insulin capsule product (the “Study”), including the provision of clinical trial management and administrative services through completion of the Study (the “Services”). The Management Agreement will terminate upon completion of the Study, unless earlier terminated in accordance with its terms.

Prior to the Lifeward Closing Date, the Company funded OraTech with $6,500 in cash, intended to fund the Study. Under the Management Agreement, OraTech will pay the Company for the Services out of such funds, including reimbursement of reasonable out-of-pocket expenses actually incurred by the Company in providing the Services and payments made by the Company on behalf of OraTech to third parties and vendors.

During the second quarter of 2026, the Company charged OraTech $622 for services and expenses incurred under the Management Agreement and recognized a corresponding related-party receivable.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

e.	Other income (continued):

3. Clinical Trial Management Agreement with OraTech (continued):

To the extent the actual cost of the Study exceeds $6,500, the Company will bear such excess costs without additional consideration from Lifeward or OraTech Based on the Company’s current estimates, the Company does not expect the actual cost of the Study to exceed $6,500. The Company recognized $975 as deferred income in connection with the Clinical Trial Management Agreement on the Lifeward Closing Date. The deferred income is recognized as the related services are provided and presented within “Other Income, Net” in the Company’s consolidated statements of operations.

During the three and six months ended June 30, 2026, the Company recognized $93 of the deferred income as Other Income, Net in the consolidated statements of operations. As of June 30, 2026, the deferred income balance was $882.

4. Medicox

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

Following the Lifeward transaction (see note 8) the expected clinical development timeline for the approval of ORMD-0801 was extended beyond the term contemplated under the Medicox License Agreement. Consequently, the Company concluded that the agreement was no longer commercially viable and that there was no remaining performance obligation to fulfill under it.

Accordingly, during the six months ended June 30, 2026, the Company recognized income associated with the Medicox License Agreement in an amount of $2,000 under “Other income, net” in the consolidated statements of operations.

5. Lifeward Revenue Share

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

For the investment in Alpha Tau, the Company has elected the fair value option under ASC 825-10. The fair value option has been elected as the Company believes it best reflects the underlying economics of the investment in Alpha Tau. As a result, the Company recognizes the change in the fair value in Financial income, net.

Summarized financial information for Alpha Tau, as determined in accordance with Rule 8-03(b)(3) of Regulation S-X is included in note 8.

g.	Investment in associate at fair value- Lifeward

In connection with the Share Purchase Agreement and the Lifeward Notes Purchase Agreement (see Note 1 above), Lifeward issued the following components to the Company, each of which is accounted for as described below:

1. Lifeward Ordinary Shares and other financial instruments

The Company has determined that Lifeward is a variable interest entity (“VIE”) for which the Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact Lifeward’s economic performance. Accordingly, the Company does not consolidate Lifeward. The Company has significant influence over Lifeward. The Company elected the fair value option under ASC 825 for this investment.

The investment was initially measured at fair value based on the quoted closing price of Lifeward’s Ordinary Shares on the Lifeward Closing Date, with subsequent changes in fair value recognized in financial income, net, in the consolidated statements of comprehensive income.

As of June 30, 2026, the carrying amount of the Company’s interests in unconsolidated VIEs was $28,823, which also represented the Company’s maximum exposure to loss, except that the Company may be required to fund the Additional Notes and Additional Note Warrants upon the occurrence of certain conditions. See Note 1 for further information and Note 8, “Investment in Shares and Other Instruments of Investee.”

Because the Company elected the fair value option for the investment in Lifeward’s Ordinary Shares that would otherwise be accounted for under the equity method, the Company has applied the fair value option to all of its eligible financial interests in Lifeward in accordance with ASC 825. As a result, all of the Company’s financial interests in Lifeward that are eligible items (A&R Pre-Funded Warrants, A&R Warrants, A&R Notes and Note Warrants, Additional Notes and the Additional Note Warrants) are measured at fair value recognized in financial income, net, in the consolidated statements of comprehensive income.

Summarized financial information for Lifeward, as determined in accordance with Rule 8-03(b)(3) of Regulation S-X is included in note 8.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 3 - MARKETABLE SECURITIES

The Company’s marketable securities include investments in equity securities of IC Hotels (“DNA”) and Nano Dimension Ltd. (“Nano”), which are classified as Level 1 based on quoted prices in active markets, and derivative instruments consisting of put options and written call options on Nano’s shares, all of which are classified as Level 2 based on observable inputs derived from market prices in active markets and measured at fair value, with changes in fair value recognized in income.

Composition:

	June 30, 2026	December 31, 2025
Short -term:
DNA	$571	$540
Entera (*)	-	227
Pelthos (**)	-	4,650
Nano’s Put options and written Call options, net (***)	275	-
	$846	$5,417

	June 30, 2026	December 31, 2025
Long-term:
Nano (****)	$21,866	8,371

(*)	During the six months ended June 30, 2026, the Company sold 117,000 shares of Entera common stock for aggregate proceeds of $176. As a result, as of June 30, 2026, the Company no longer holds any shares of Entera common stock.

(**)	During the six months ended June 30, 2026, the Company sold 150,000 shares of Pelthos common stock for aggregate proceeds of $3,625. As a result, as of June 30, 2026, the Company no longer holds any shares of Pelthos common stock.

(***)	The written call options and put options on Nano’s shares are held with the same counterparty and are subject to a netting arrangement. Accordingly, they are presented on a net basis in the consolidated balance sheets. As of June 30, 2026, the fair values of the written call options (a liability of $875) and the put options (an asset of $1,150). For further details, see Note 18.

(****)

During the six months ended June 30, 2026, the Company purchased 12,738,504 ordinary shares for an aggregate purchase price of $20,896 and sold 3,095,587 shares of Nano common stock for aggregate proceeds of $5,879.

During the six and the three months ended June 30, 2026, the Company recognized a loss of $2,058 and $1,122, respectively, related to marketable securities, which were recognized in “financial income, net” in the consolidated statements of comprehensive income.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 4 - INVESTMENTS, AT FAIR VALUE:

a.	Investment in Scilex

Background

The Company holds the following instruments issued by Scilex, acquired in the 2023 Scilex Transaction and the 2024 Refinancing. For a full description of the terms of these instruments, see Note 4 to the Company’s consolidated financial statements included in the 2025 Form 10-K.

a.

Tranche A Note – a senior secured promissory note (original principal amount of $101,875), guaranteed by Scilex’s domestic subsidiaries and secured by a first-priority security interest in substantially all of Scilex’s assets. As of June 30, 2026, the outstanding principal balance was $7,675, accrued interest was $18,755 and an exit fee of $3,056.

b.

Tranche B Note – the Company’s $25,000 share of senior secured convertible notes, repayable quarterly and maturing on October 8, 2026. As of June 30, 2026, following principal repayments of $13,000 and interest payments of $2,116, the outstanding principal balance was $12,000 and accrued interest was $454.

c.

Tranche B Warrants – warrants to purchase an aggregate of 207,143 shares of Scilex common stock at exercise prices ranging from $20.00 to $36.40 per share, of which warrants to purchase 100,000 shares were issued on February 19, 2026 in consideration for the deferral of an October 2025 amortization payment.

d.	Royalty Purchase Agreement – the right to receive 4% of worldwide net sales of ZTLido, SP-103 and related products for a period of ten years.

All Scilex securities held by the Company are subject to a beneficial ownership limitation that restricts the Company’s holdings to a maximum of 9.99% of Scilex’s outstanding shares at any time.

Developments during the six months ended June 30, 2026

During the period, the maturity date of the Tranche A Note was extended to April 20, 2026 and subsequently to June 15, 2026. Under the amended terms, Scilex agreed, among other things, to pay $1,000 (the “First Penalty”) in addition to the amounts due under the Tranche A Note. For the movements in the balances during the period, see the fair value cycle table below.

On June 25, 2026, the Company and Scilex agreed to a further extension (the “Extension Agreement”) of the outstanding payment obligations, including the outstanding principal amount, any accrued interest thereon and any other fees (the “Note Obligations”), owed by Scilex to the Company pursuant to (i) the Tranche A Note with outstanding Note Obligations equal to an aggregate of $29,486 as of June 30, 2026, (ii) Tranche B Note, with outstanding Note Obligations equal to an aggregate of $6,753 (representing the amortization payments due April 1, 2026 and July 1, 2026), and (iii) the prior agreement to extend the maturity date of the Notes to June 15, 2026, in consideration of Scilex agreeing to pay to the Company $1,000 in cash (the “Extension Obligation” and, collectively with the Note Obligations, the “Obligations”).

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

a.	Investment in Scilex (continued):

Pursuant to the Extension Agreement, Scilex agreed to pay the Obligations to the Company in cash as follows: (i) $500, which the Company received on June 25, 2026; (ii) $5,000 on or before July 31, 2026; and (iii) the entire remaining balance of the Obligations on or before September 30, 2026. Amounts received are to be applied first to the Extension Obligation (until the first $1,000 has been so applied), thereafter to the Tranche B Note (covering the amortization payments due April 1, 2026 and July 1, 2026), and thereafter to the Tranche A Note.

As of August 10, 2026, the Company had not yet received the $5,000 payment due on July 31, 2026.

If Scilex fails to satisfy the Obligations in full by September 30, 2026 (such date, the “Due Date”), then, notwithstanding the foregoing order of application, the first $1,500 received by the Company shall not be credited against the Obligations and will be deemed, retroactively and for all purposes, an extension fee fully earned by and retained by the Company, and the Obligations will remain outstanding in full as if such amount had not been applied. In addition, if Scilex fails to satisfy the Obligations by the Due Date, Scilex has agreed to satisfy the remaining Obligations through the delivery of shares of common stock, par value $0.0001 per share, of Scilex (or of an affiliate of Scilex) which such shares will covered by an effective registration statement and will be issued free of restrictive legends and transfer restrictions, on such terms to be mutually agreed to by Oramed and Scilex.

The Company selected the fair value option for the Tranche A Note, changes in value are recorded under financial income (loss).

The discount rate of the Tranche A Note was based on the B- rating zero curve in addition to a risk premium which takes into account the credit risk of Scilex and ranged between 111.70 % to 112.16%.

The Company elected the fair value option for the Tranche B Note and the Royalty Purchase Agreement, the Tranche B Warrants meet the definition of a derivative and therefore will be measured at fair value. Changes in value are recorded under financial income, net and include interest income on the Tranche B Note.

The valuation of the Tranche B Note was performed based on the binomial model, using a discount rate of 112.14%.

The following table summarizes the assumptions and estimates used to value the Tranche B Note as of June 30, 2026:

Parameters and Assumptions
Share Price	$7.80
Conversion Rate	36.40
Floor Rate	36.40
Expected Term	0.27
Volatility	61.40%
Risk Free Rate	3.67%
Yield	75.21%

The fair value of the Tranche B Warrants was calculated based on Black and Scholes model.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

a.	Investment in Scilex (continued):

The following table summarizes the assumptions and estimates used to value the Tranche B Warrants as of June 30, 2026:

Parameters and Assumptions
Share Price	$7.80
Exercise Price	$20 – 36.40
Expected Term	3.28 – 3.46
Volatility	65.07 – 65.70%
Risk Free Rate	4.135 – 4.139%
Dividend Rate	0%

The value of the Royalty Purchase Agreement was calculated according to the royalty payment schedule and the aggregation of discounted cash flows derived from the royalty payments, using a discount rate of between 104.77% to 111.96%.

As of June 30, 2026, and December 31, 2025, the fair value of the Tranche B Note was less than the aggregate unpaid principal balance (which includes interest payable on maturity) by $1,684 and $4,488, respectively.

The table below represents the fair value composition of the Tranche B Note:

	June 30, 2026			December 31, 2025
	Short term	Long term	Total	Short term	Long term	Total
Tranche Note B	$10,770	$-	$10,770	$11,473	$-	$11,473
Warrant	$-	$299	$299	$-	$850	$850
Royalty Purchase Agreement	$1,137	$1,089	$2,226	$1,072	$1,137	$2,209
Total	$11,907	$1,388	$13,295	$12,545	$1,987	$14,532

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

a.	Investment in Scilex (continued):

Scilex Transaction Summary

The table below represents the fair value cycle of 2023 Scilex Transaction and 2024 Refinancing throughout December 31, 2025 and June 30, 2026:

	Tranche A	Tranche B	Total
Balance as of December 31, 2024	$16,486	$18,322	$34,808
Amounts receivable from the royalty agreement (*)	-	(1,640)	(1,640)
Principal payments	-	(9,875)	(9,875)
Proceeds from the sale of Subsequent Penny Warrants	(28,500)	-	(28,500)
Interest payments	-	(1,845)	(1,845)
Change in fair value	35,077	9,570	44,647
Balance as of December 31, 2025	23,063	14,532	37,595
Amounts receivable from the royalty agreement (*)	-	(721)	(721)
Principal payments	-	(3,125)	(3,125)
Penalty payment	(500)	-	(500)
Interest payments	-	(271)	(271)
Change in fair value	(413)	2,880	2,467
Balance as of June 30, 2026	$22,150	$13,295	$35,445

(*)	As of June 30, 2026 and December 31, 2025, $773 and $449, respectively, were included under prepaid expenses and other current assets.

Financial income recognized in respect of the 2023 Scilex Transaction and the 2024 Refinancing for the six and three months ended June 30, 2026 and 2025 was income of $2,467 and loss of $1,149, and income of $5,283 and $8,900, respectively.

The table below presents the fair value breakdown as of June 30, 2026:

	Tranche A Note			Tranche B Note			Total
	Amount	Accrued Interest	Fair Value	Amount	Accrued Interest	Fair Value	Fair Value
Notes	$7,675	$18,755	$22,150	$12,000	$454	$10,770	$32,920
Warrants	-	-	-	207	-	$299	$299
Royalty Purchase Agreement payment	-	-	-	-	-	$2,226	$2,226
June 30, 2026			$22,150		-	$13,295	$35,445

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

b.	Profit Sharing Loan Agreement

On September 4, 2024, the Company entered into a loan agreement (the “Profit Sharing Loan Agreement”) with Rabi Binyamin 4 Tama 38 Ltd. (the “Borrower”) to finance a real estate project (the “Project”). According to the terms of the Profit Sharing Loan Agreement, Oramed agreed to loan NIS 5,500 thousands ($1,523) (the “Loan Principal”) to the Borrower. NIS 4,700 thousands ($1,307) was loaned upon signing the Profit Sharing Loan Agreement and an additional NIS 800 thousands ($237) will be loaned upon achievement of certain milestones (“Additional Payment”). On October 28, 2025, the Borrower met the milestones and became entitled to the additional payment. The Additional Payment was funded by the Company on June 10, 2026.

Upon completion of the Project, the Company is entitled to receive the Loan Principal and the greater of: (i) 20% annual interest of the Loan Principal and (ii) 40% of the Project profits.

See Note 18 for further details.

The Company decided to designate the Profit Sharing Loan Agreement as a whole under the Fair-Value option in accordance with Accounting Standards Codification (“ASC”) Topic 825 “Financial Instruments”. The valuation of the Profit Sharing Loan Agreement was based on various project profit scenarios. The Company used the Wang Transform model, a risk-neutral probabilities method, with an expected term of 2.51 years, a curve rate of 16.61% and a risk spread of 0.43%.

As of June 30, 2026 and December 31, 2025, the fair value of the Profit Sharing Loan Agreement and the Additional Loans was $2,123 and $1,890, respectively.

Financial income (loss) recognized in respect of the Profit Sharing Loan Agreement was a loss of $3 and $46 for the six and three months ended June 30, 2026, respectively. In the corresponding 2025 periods, the Company recognized income of $97 and $55, respectively.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

c.	Ruby Sapphire II

On December 29, 2025, the Company entered into an agreement and committed to invest NIS 7,000 thousands ($2,185) as a limited partner in Ruby Capital Investment Fund Sapphire II, Limited Partnership (“Ruby Sapphire II”), an Israeli private investment fund. The Company’s commitment may be drawn down over time in accordance with the fund’s partnership agreement, and the investment is subject to the risks inherent in private investment funds, including illiquidity and the potential loss of invested capital. On February 5, 2026, the Company had funded NIS 1,556 thousands ($499) under this commitment.

The Company has elected the fair value option, in accordance with ASC Topic 825, Financial Instruments, to measure its investment in Ruby Sapphire II. The fair value is determined based on the Company’s pro-rata share of the fund’s net asset value as reported by the fund on a quarterly basis (with a one-quarter lag). As of June 30, 2026, the fair value of the investment in Ruby Sapphire II was $464. Financial loss recognized in respect of the Ruby Sapphire II for both the six and three months ended June 30, 2026 was loss of $35 and $28, respectively.

d.	Junior Participation Interest in 83 Wythe Loan

On April 15, 2026, the Company invested $2,500 in a junior participation interest in a senior secured construction loan to 83 Wythe LLC, pursuant to a Junior Participation Agreement with 83 Wythe Senior Investors, L.P (“83 Wythe Loan”). The Company is entitled to a 9% preferred annual return on its invested capital. The loan matures on October 15, 2028, with extension options through October 15, 2029.

The Company has elected the fair value option, in accordance with ASC Topic 825, Financial Instruments, to measure its investment in 83 Wythe Loan. The fair value of the investment is determined using a discounted cash flow methodology, based on estimated contractual cash flows and a market-based discount rate. As of June 30, 2026, the fair value of the investment in the 83 Wythe Loan was $2,382. Financial loss recognized in respect of the 83 Wythe Loan for both the six and three months ended June 30, 2026 was $118.

e.

Participation Interest — Warren at Bay Loan

On May 13, 2026, the Company invested $3,000 in a participation interest in a senior secured mortgage loan to Warren at Bay LLC, pursuant to a Participation Agreement with A&P Senior Investors, L.P (“Warren at Bay Loan”). The Company is entitled to (i) an 8% per annum interest coupon, payable quarterly in arrears from a dedicated reserve account, and (ii) an additional 4% per annum interest promote, which accrues and compounds annually and is payable in kind upon repayment in full of the loan. The loan matures on May 13, 2029, with extension options through May 13, 2031.

The Company has elected the fair value option, in accordance with ASC Topic 825, Financial Instruments, to measure its investment in Warren at Bay Loan. The fair value of the investment is determined using a discounted cash flow methodology, based on estimated contractual cash flows and a market-based discount rate. As of June 30, 2026, the fair value of the investment in the Warren at Bay Loan was $2,726. Financial loss recognized in respect of the Warren at Bay Loan for both the six and three months ended June 30, 2026 was $242.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 5 - INVESTMENT IN REAL ESTATE

Real Estate – Castel

In January 2025, the Company entered into an agreement to acquire a parcel of land in Mevaseret Zion, Israel for a total purchase price of NIS 5,800 thousands ($1,586), payable in installments. As of June 30, 2026, the Company had paid the full purchase price. The Company intends to pursue value-enhancing activities in connection with the land, with the goal of increasing its potential return upon future sale. The total paid amount is included under “Investment in real estate”.

NOTE 6 - LOAN TO AN EQUITY METHOD INVESTEE

On October 8, 2024, the Company and certain other investors (the “Additional Holders of Note B”) entered into a refinancing agreement with Scilex, pursuant to which the parties were granted rights to receive royalties from certain Scilex products. In connection with these rights, the Additional Holders of Note B incorporated RoyaltyVest Ltd. (“RoyaltyVest”) in the British Virgin Islands on January 2, 2025, and on February 12, 2025, transferred 50% of its issued and outstanding capital stock to the Company. As of June 30, 2026, the carrying value of the loan to an equity method investee was $448. During the six months ended June 30, 2026, the Company recognized a loss of $105 representing its share of RoyaltyVest’s net loss for the period. During the three months ended June 30, 2026, the Company recognized income of $25, representing its share of RoyaltyVest’s net income for the period.

There are no unrecognized losses, guarantees, or commitments related to RoyaltyVest, and no impairment losses were recorded during the reporting periods. In addition to its original investment, the Company uses RoyaltyVest as a potential investment vehicle for additional transactions conducted in collaboration with the other shareholders.

As such, on March 4, 2025, the Company entered into a loan agreement with RoyaltyVest pursuant to which the Company made a loan to RoyaltyVest in the amount of $7,000 to purchase shares of BioXcel Therapeutics, Inc. (Nasdaq: BTAI) (“BioXcel”). The loan is non-interest bearing and is non-recourse to the BioXcel shares, with repayment of principal and yield to be made from the proceeds of sales of BioXcel shares and warrants. The Company has elected the fair value option to measure the loan and accordingly presents it at fair value. During the year ended December 31, 2025, the Company received $6,251 of principal repayments from BioXcel share sales. No principal repayments were received during the six months ended June 30, 2026.

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

On March 31, 2026, the Company and Hapisga entered into an extension of the loan agreement (the “Loan Extension”). Under the Loan Extension: (i) the maturity date of the loan was extended for an additional 24-month period, from April 2, 2026 to April 2, 2028; (ii) effective April 2, 2026, the principal balance of the loan was converted into NIS and fixed at NIS 100,000 thousands, with interest of 12% per annum calculated on the NIS-denominated principal; and (iii) accrued interest under the original loan agreement for the period from April 2, 2025 to April 2, 2026 totaled $3,300.

In connection with the Loan Extension, Tova Chochma was removed as a party to the loan agreement and related security documents, as the loan had in fact been extended solely by the Company. Concurrently, on March 31, 2026, the Company refunded the $500 deposit previously received from Tova Chochma in May 2025.

The Company decided to designate the loan agreement as a whole under the fair-value option in accordance with ASC Topic 825 “Financial Instruments”. The valuation of the loan agreement was calculated in accordance with the weighted average expected cashflows of the loan. The predicted weighted average cash flows of the loan were discounted at a rate of 6.90%-7.71%. The changes in the fair value of the loan are recorded in the “financial income, net”.

As of June 30, 2026 and December 31, 2025, the fair value of the loan was $38,422 and $27,943, respectively. The loan was included within “Investments at fair value” as a long-term asset and a current asset, respectively, in the consolidated balance sheets.

Financial income recognized in respect of the loan agreement for the six and three months ended June 30, 2026 was $9,978 and $3,009, respectively, compared to income of $435 for both periods in 2025.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 8 - INVESTMENT IN ASSOCIATE AT FAIR VALUE

a.	Investment in Associate at Fair Value – Alpha Tau

On April 24, 2025, the Subsidiary entered into a share purchase agreement with Alpha Tau (“Alpha Tau SPA”), pursuant to which the Subsidiary purchased 14,110,121 (16.65%) ordinary shares, no par value per share, of Alpha Tau in a registered direct offering at a price of $2.612 per share, for an aggregate purchase price of $36,900. The closing of the transaction occurred on April 28, 2025. In connection with the investment, the Subsidiary has the right to nominate two out of eight directors to Alpha Tau’s board of directors, subject to certain conditions. In addition, since the Alpha Tau SPA date and until June 30, 2026, the Company purchased an additional 359,214 shares of Alpha Tau for an aggregate amount of $1,256.

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

The following presents summarized financial information related to Alpha Tau as of June 30, 2026. Alpha Tau is a publicly traded company listed on the Nasdaq Capital Market, and its financial information is based on publicly available filings.

Six months ended June 30, 2026
Net loss	$68,752

As of June 30, 2026 and December 31, 2025, the fair value of the Company’s investment in Alpha Tau ordinary shares was $182,024 and $71,623, respectively.

The fair value of the Alpha Tau ordinary shares held by the Company was determined by reference to the closing price of Alpha Tau’s ordinary shares, which was $12.58 as of June 30, 2026 and $4.95 as of December 31, 2025.

As of each of June 30, 2026 and December 31, 2025, the Company held approximately 17% of the voting interest in Alpha Tau’s ordinary shares.

The Alpha Tau Warrants issued under the Services Agreement are accounted for as a separate transaction from the Alpha Tau SPA. The fair value of the warrants is calculated based on Black-Scholes model.

 ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 8 - INVESTMENT IN ASSOCIATE AT FAIR VALUE (continued):

a.	Investment in Associate at Fair Value – Alpha Tau (continued):

The following table summarizes the assumptions and estimates used to value the Alpha Tau Warrants as of June 30, 2026 and December 31, 2025:

	As of
Parameters and Assumptions	June 30, 2026	December 31, 2025
Share Price	$12.58	$4.95
Exercise Price	$ 3.47-3.9	$ 3.47-3.9
Expected Term	1.32	1.81
Volatility	58.64%	49.04%
Risk Free Rate	3.98%	3.47%
Dividend Rate	0%	0%

As of June 30, 2026, and December 31, 2025, the fair value of the Alpha Tau Warrants was $29,259 and $6,242, respectively.

For the six and three months ended June 30, 2026, the Company recognized an unrealized gain of $133,418 and $96,985, respectively, on its investment in Alpha Tau, which was recorded within “financial income, net” in the consolidated statement of comprehensive income.

b.	Investment in Associate at Fair Value – Lifeward

a.	Investment

Investment in associate at fair value- Lifeward

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

The fair value of the Lifeward Ordinary Shares is determined based on the quoted price of Lifeward’s ordinary shares. As of June 30, 2026, the fair value of the Lifeward Ordinary Shares was $9,578 and is presented within “Investment in associate at fair value- Lifeward” as a long-term asset in the consolidated balance sheet.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 8 - INVESTMENT IN ASSOCIATE AT FAIR VALUE (continued):

b.	Investment in Associate at Fair Value – Lifeward (continued):

a.	Investment (continued):

For the six and three months ended June 30, 2026, the Company recognized an unrealized gain of $1,413 on its Investment in Ordinary Shares, which was recorded within “financial income, net” in the consolidated statement of comprehensive income.

b.	Pre-Funded Warrants and Share Purchase Warrants

In connection with the Share Purchase Agreement (see note 1 above), the following components issued by Lifeward to the Company are measured at fair value:

A&R Pre-Funded Warrants

The fair value of the A&R Pre-Funded Warrants is determined based on the quoted price of Lifeward’s ordinary shares, and is classified as a Level 2 fair value measurement. As of June 30, 2026, the fair value of the A&R Pre-Funded Warrants was $7,707 and is presented within “Investment in associate at fair value- Lifeward” as a long-term asset in the consolidated balance sheet.

A&R Warrants

The fair value of the A&R Warrants is determined using a Black-Scholes option pricing model, adjusted to reflect probability-weighted scenarios considered by management, and is classified as a Level 3 fair value measurement. As of June 30, 2026, the fair value of the A&R Warrants was $2,055 and is presented within “Investment in fair value” as a long-term asset in the consolidated balance sheet.

The following table summarizes the assumptions and estimates used to value the A&R Warrants as of March 25, 2026 and June 30, 2026:

Parameters and Assumptions	June 30, 2026	March 25, 2026
Share Price	$7.66	$6.53
Exercise Price	5.40	5.40
Expected Term	4.74	5.00
Volatility	77.44%	85.33%
Risk Free Rate	4.18%	3.97%
Dividend Rate	0%	0%

For the six and three months ended June 30, 2026, the Company recognized an unrealized gain of $5,103 and $5,028, respectively, on its investment in A&R Pre-Funded Warrants and A&R Warrants, which were recorded within “financial income, net” in the consolidated statement of comprehensive income.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 8 - INVESTMENT IN ASSOCIATE AT FAIR VALUE (continued):

b.	Investment in Associate at Fair Value – Lifeward (continued):

c.	Lifeward Revenue Share

In connection with the Lifeward Revenue Share (see Note 1 above), the estimate is based on Oramed’s forecast. As of June 30, 2026, the balance related to the Lifeward Revenue Share amounted to $472 and is presented within “Prepaid expenses and other current assets” in the consolidated balance sheet.

d.	Convertible Note

On November 14, 2025, in anticipation of the transactions contemplated by the Share Purchase Agreement and the Lifeward Notes Purchase Agreement described above, the Company entered into a loan agreement with Lifeward pursuant to which the Company loaned Lifeward $3,000 in exchange for a senior secured promissory note (the “Secured Promissory Note”) bearing interest at 15% per annum and maturing on May 14, 2026, unless earlier repaid or converted in accordance with its terms. The Secured Promissory Note was secured by a lien on Lifeward’s cash and accounts receivable, and the principal and accrued interest thereunder were convertible into Lifeward ordinary shares at a conversion price of $5.40 per share. As of December 31, 2025, the fair value of the Secured Promissory Note was $4,636.

On February 12, 2026, the Company agreed to provide Lifeward with an additional secured promissory note with an initial principal amount of $525, which could be increased by up to an additional $975, bearing interest at 24% per annum and secured by a lien on Lifeward’s cash. As of the Lifeward Closing Date, the Company had funded an aggregate of $1,025 under the additional note.

On the Lifeward Closing Date, the outstanding balance of the Secured Promissory Note and the additional note, including accrued interest thereon, were converted into the Initial Note. The Company funded the remaining principal amount of the Initial Note through an additional cash payment of $4,398. In connection with the transaction, the Company recognized a loss of $1,459.

Initial Note

The valuation of the Initial Note and A&R Note was performed based on a binomial model, using a discount rate of 32%, adjusted to reflect probability-weighted scenarios considered by management over the expected term of the instrument.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 8 - INVESTMENT IN ASSOCIATE AT FAIR VALUE (continued):

b.	Investment in Associate at Fair Value – Lifeward (continued):

d.	Convertible Note (continued)

The following table summarizes the assumptions and estimates used to value the Initial Note as of March 25, 2026 and the A&R Note as of June 30, 2026:

Parameters and Assumptions	June 30, 2026	March 25, 2026
Share Price	$7.66	$6.53
Exercise Price	5.40	5.40
Expected Term	2.74	3.00
Volatility	91.85%	88.97%
Risk Free Rate	4.13%	3.85%
Yield	32%	32%

Note Warrants

The fair value of the Note Warrants is determined using a Black-Scholes option pricing model, adjusted to reflect probability-weighted scenarios considered by management over the expected term of the instrument.

The assumptions and estimates used to value the Note Warrants as of March 25, 2026 and June 30, 2026 are the same as those used to value the Share Purchase Warrants.

As of June 30, 2026, the fair value of the A&R Note and the Note Warrants was $9,012. The fair value of the Initial Note and the Note Warrants was $9,001 on March 25, 2026, the Lifeward Closing Date. The A&R Note and the Note Warrants are presented within “Investments at fair value” as a long-term asset in the consolidated balance sheet as of June 30, 2026.

As of June 30, 2026, the fair values of the Additional Notes and the Additional Note Warrants were immaterial.

For the six and three months ended June 30, 2026, the Company recognized an unrealized gain of $10 and unrealized loss of $110, respectively, on its investment in the Initial Note and the Note Warrants, which were recorded within “financial income, net” in the consolidated statement of comprehensive income.

e.	Financial information related to Lifeward

The following presents summarized financial information related to Lifeward for the three-month period ended March 31, 2026, based on its publicly available financial information as of August 10, 2026. Lifeward is a publicly traded company listed on the Nasdaq Capital Market, and its financial information is based on publicly available filings.

Three month ended March 31, 2026
Net loss	$10,793

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 9 - COMMITMENTS:

a.	Clinical Research Organization Services Agreement

On September 23, 2024, the Subsidiary entered into a Clinical Research Organization Services Agreement with a third party to retain it as a clinical research organization (the “CRO”). The services covered by the agreement include strategic planning, expert consultation, data processing, regulatory, clerical, project management and other research and development services requested by the Company in connection with its Phase 3 clinical trial. As consideration for these services, the Company is obligated to pay the CRO an aggregate amount of up to $11,577 over the term of the engagement, payable upon the achievement of specified milestones, of which $32 was recognized in research and development expenses during the six months ended June 30, 2026.

The Company’s obligations under the Clinical Research Organization Services Agreement remain in effect notwithstanding the Lifeward transaction. However, in light of the change in the planned clinical protocol from a Phase 3 trial to a Phase 2 trial , the Company is engaged in discussions with the CRO to revise the scope of services and reduce the overall cost of the agreement.

b.	LEASES:

The Company has various operating leases for office space and vehicles that expire through 2030. Below is a summary of the Company’s operating right-of-use assets and operating lease liabilities as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Operating right-of-use assets	$617	$750

Operating lease liabilities, current	249	285
Operating lease liabilities long-term	484	540
Total operating lease liabilities	$733	$825

Lease payments for the Company’s right-of-use assets over the remaining lease periods as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
2026	178	332
2027	205	192
2028	175	163
2029	168	157
2030	112	104
Total undiscounted lease payments	838	948
Less: Interest*	(105)	(123)
Present value of lease liabilities	$733	$825

*	Future lease payments were discounted by 3%-7% interest rate.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Composition:

	June 30, 2026	December 31, 2025
Accounts payable	$374	$443
Payroll and related accruals	340	755
Income tax	6,273	3,286
Accrued liabilities – Legal Fee	1,263	1,084
Accrued liabilities – Other	258	633
	$8,508	$6,201

NOTE 11 - STOCKHOLDERS’ EQUITY:

a.	Stock -based compensation

Below is a table summarizing all of the RSU grants to employees made during the six months ended June 30, 2026.

	No. of RSUs granted	Exercise price	Vesting period		Fair value at grant (*)
Employees	478,341	-	(**	)	$1,727

(*)	The RSUs’ fair value is based on the Company’s share price on the Nasdaq Capital Market on the grant dates.

(**)	Vesting in 8 equal quarterly installments starting April 1, 2026.

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

During January 2026, the applicable market condition related to 166,000 PSUs previously granted to the Company’s executive officers was satisfied. As a result, the Company recognized stock-based compensation expense of $469 during the six months ended June 30, 2026, based on the fair value determined using the quoted closing market share price of $2.85 on the Nasdaq Capital Market on the date of grant.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 11 - STOCKHOLDERS’ EQUITY (continued):

a.	Stock -based compensation (continued)

Net-Settlement of RSUs

On March 30, 2026, an aggregate of 959,803 restricted stock units (“RSUs”) that had vested in prior years, originally granted to executives under Section 3(i) of the Israeli Income Tax Ordinance, were settled on a net-settlement basis for tax withholding purposes. As a result, 479,902 RSUs were withheld and returned to the Company’s equity incentive plan pool, and 479,901 ordinary shares were issued to the executives. The cash settlement of the related withholding tax obligation, in the amount of $1,519, is reflected within “Tax withholdings related to stock-based compensation settlements” in the consolidated statements of changes in stockholders’ equity. During April 2026, the Company adjusted the related tax withholding obligation, resulting in an additional tax payment of $231.

On May 26, 2026, an aggregate of 59,625 restricted stock units (“RSUs”) that had vested, originally granted to executives under Section 3(i) of the Israeli Income Tax Ordinance, were settled on a net-settlement basis for tax withholding purposes. As a result, 29,813 RSUs were withheld and returned to the Company’s equity incentive plan pool, and 29,812 ordinary shares were issued to the executives. The cash settlement of the related withholding tax obligation, in the amount of $121, is reflected within “Tax withholdings related to stock-based compensation settlements” in the consolidated statements of changes in stockholders’ equity.

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

During the six months ended June 30, 2026, the Company paid dividends of $10,061 to its shareholders, together with dividend equivalents of $373 to RSU holders and $5 to warrant holders. In addition, dividend equivalents of $5 were forfeited in connection with the forfeiture of the underlying RSUs upon a director’s departure.

As of June 30, 2026, dividends payable of $423 were recorded in the consolidated balance sheets.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 12 - INCOME PER SHARE OF COMMON STOCK:

The following table summarizes the calculation of basic and diluted income per common stock (in thousands, except for share and per share amounts):

	Six months ended		Three months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Basic income per common stock (numerator):
Net income applicable to common stock – basic	116,466	5,646	78,156	13,288
common stock (denominator):
Weighted average number of common stock – basic	40,907,909	41,488,994	41,040,479	41,743,486
Basic income per common stock	2.85	0.14	1.90	0.32

Diluted income per common stock (numerator):
Net income applicable to common stock – diluted	116,466	5,646	78,156	13,288
common stock (denominator):
Weighted average number of common stock – basic	40,907,909	41,488,994	41,040,479	41,743,486
Diluted effect of Options, RSU and PSUs	1,328,547	1,395,010	1,460,773	865,939
Weighted average number of common stock – diluted	42,236,456	42,884,004	42,501,252	42,609,425
Diluted income per common stock	2.76	0.13	1.84	0.31

For the six months and three months ended June 30, 2026, options to purchase common stock and warrants totaling 1,308,383 and 1,189,883, respectively were excluded from the calculation of diluted income per common stock, as their effect was antidilutive. For the six months and three months ended June 30, 2025, options to purchase common stock and warrants totaling 2,801,056 and 1,762,508, respectively were excluded from the calculation of diluted income per common stock, as their effect was antidilutive.

NOTE 13 – OTHER INCOME, NET:

	Six months ended		Three months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Alpha Tau Warrants and Services Agreement	$846	$257	$417	$257
Clinical Trial Management Agreement	193	-	193	-
Capital Gain from Sale of IP	5,821	-	-	-
Medicox License Agreement	2,000	-	-	-
Total Other Income, Net	8,860	257	610	257

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 14 - FINANCIAL INCOME, NET:

	Six months ended		Three months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Revaluation of investments:
Revaluation of Scilex, net (see note 4)	2,467	5,077	(1,149)	8,345
Revaluation of Hapisga, net (see note 7)	9,978	435	3,009	435
Revaluation of Alpha Tau, net (see note 8)	133,418	7,385	96,985	7,385
Revaluation of RoyaltyVest loan, net (see note 6)	(105)	(1,670)	25	(1,670)
Revaluation of Profit Sharing Loan Agreement (see note 4)	(3)	97	(46)	55
Revaluation of Ruby Capital (see note 4)	(35)	-	(28)	-
Revaluation of Lifeward (see note 8)	5,067	-	6,331	-
Revaluation of Real estate loans (see note 4)	(360)	-	(360)	-
Revaluation of Marketable Securities (see note 3)	(2,058)	100	(1,122)	127
	$148,369	$11,424	$103,645	$14,677
Interest Income	374	1,381	98	802
Exchange rate	(46)	146	4	(113)
Other	(105)	(143)	(4)	-
	148,592	12,808	103,743	15,366

NOTE 15 - TAXES ON INCOME:

The following table summarizes the Company’s taxes on income:

	Six months ended		Three months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Current taxes on income	$2,928	$458	$1,634	$(126)
Deferred taxes on income	31,633	-	21,797	-
Total taxes on income	34,561	458	23,431	(126)

(*)	The increase in deferred taxes on income was mainly related to the increase of the fair value investment in Alpha Tau.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 16 - SEGMENT REPORTING:

The Company’s Chief Executive Officer, serving as the Chief Operating Decision Maker (CODM), evaluates operational performance and makes resource allocation decisions based on net income, which is reported in the consolidated statements of comprehensive income. The Company has determined that it operates in a single reportable segment.

The CODM monitors budgeted versus actual net income, using this measure to assess segment performance and guide financial planning, which is consistent with the financial statements. In addition the Company holds financial investments which the CODM monitors these investments separately from operational performance. Income and expenses related to financial instruments are reported as finance income (expenses) in the consolidated statements of comprehensive income, reflecting their distinct nature from core business operations.

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

Effective as of January 1, 2026, the gross monthly salary of the Chief Executive Officer is NIS 63,186 ($20).

NOTE 18 - SUBSEQUENT EVENTS:

a.	Profit Sharing Loan Agreement

In connection with Note 4, On July 1, 2026, the Company amended the Profit Sharing Loan Agreement to increase the total loan amount to NIS 8,700 thousands ($2,893). The additional NIS 3,042 thousands ($1,013) was funded on July 2, 2026. In addition, the Company’s entitlement upon completion of the Project was amended to the greater of: (i) 20% annual interest on the outstanding loan principal or (ii) 60% of the project profits.

b.	Nano transactions

Subsequent to June 30, 2026 and through August 10, 2026, the Company sold 8,200,000 ordinary shares of Nano for aggregate proceeds of $12,678 and, in connection with the previously disclosed written call options and put options on Nano Ordinary Shares, all remaining options were closed for net proceeds of $1,192, and the Company no longer holds any option positions.

Following these transactions, the Company holds an aggregate of 6,879,708 ordinary shares of Nano as of August 10, 2026.

c.	Investment in MAR Oramed JV LLC

In July 2026, the Company entered into definitive agreements with MAR Development LLC (“MAR”) to invest up to $1,000 in MAR Oramed JV LLC, a joint venture with MAR, for the development of self-storage projects. The investment will be deployed on a project-by-project basis, with approximately $500 allocated to the first project, a self-storage development in Buffalo, New York. Under the agreements, the Company is entitled to a 15% annual preferred return on its invested capital per project, a share of the development and construction fee income generated by MAR affiliates, and 30% of general partner distributions attributable to each funded project. During July 2026, the Company paid $200 toward the first project, and expects to pay the remaining $300 during the third quarter of 2026.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere herein and in our consolidated financial statements, accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 26, 2026 (our “Annual Report”).

Overview of Operations

Oramed has transformed into a strategic healthcare operating company focused on building long-term value through active ownership and operational leadership. We selectively acquire meaningful strategic positions in companies where we can leverage our expertise across corporate strategy, clinical and regulatory development, commercialization, capital markets, and business growth. By partnering closely with management and providing hands-on operational guidance, we seek to accelerate innovation and unlock the full potential of our portfolio companies. Our value creation is driven by operating and growing these businesses, with a focus on long-term strategic development and real-world impact.

Recent Developments

Nano

As of June 30, 2026, we purchased an aggregate of 18,175,295 ordinary shares, par value NIS 5.00 per share or, “Nano Ordinary Shares”, of Nano Dimension Ltd., or Nano, for an aggregate amount of approximately $29,397,000 and we sold 3,095,587 ordinary shares of Nano for aggregate proceeds of approximately $5,879,000. Subsequent to June 30, 2026 and through August 10, 2026, the Company sold 8,200,000 ordinary shares of Nano for aggregate proceeds of approximately $12,678,000 and, in connection with the previously disclosed written call options and put options on Nano Ordinary Shares, all remaining options were closed for net proceeds of approximately $1,192,000, and we no longer hold any option positions. Following these transactions, the Company holds an aggregate of 6,879,708 ordinary shares of Nano as of August 10, 2026.

Profit Sharing Loan Agreement

On July 1, 2026, we amended the Profit Sharing Loan Agreement to increase the total loan amount to NIS 8,700,000 ($2,893,000). The additional NIS 3,042,000 ($1,013,000) was funded on July 2, 2026. In addition, the Company’s entitlement upon completion of the Project was amended to the greater of: (i) 20% annual interest on the outstanding loan principal or (ii) 60% of the project profits.

Investment in MAR Oramed JV LLC

In July 2026, we entered into definitive agreements with MAR Development LLC or, “MAR”, to invest up to $1,000,000 in MAR Oramed JV LLC, a joint venture with MAR, for the development of self-storage projects. The investment will be deployed on a project-by-project basis, with approximately $500,000 allocated to the first project, a self-storage development in Buffalo, New York. Under the agreements, we entitled to a 15% annual preferred return on its invested capital per project, a share of the development and construction fee income generated by MAR affiliates, and 30% of general partner distributions attributable to each funded project. During July 2026, we paid $200,000 toward the first project, and expects to pay the remaining $300,000 during the third quarter of 2026.

Impact of Current Events

On October 7, 2023, the State of Israel was attacked by Hamas, a group designated as a terrorist organization by the United States, and the State of Israel subsequently declared war on Hamas. Since that time, Israel has been engaged in a multi-front armed conflict with combatants located in Gaza, the West Bank, Syria, Iran, Lebanon and Yemen. The situation in the region remains volatile and the possibility of renewed conflicts persists. As of August 10, 2026, we believe that there is no immediate risk to our business operations related to these events. For further information, see “Item 1A. Risk Factors,” under “We are affected by the political, economic and military risks of having operations in Israel” in our Annual Report.

Results of Operations

Comparison of six and three months ended June 30, 2026 and 2025

The following table summarizes certain statements of operations data of the Company for the six and three months ended June 30, 2026 and 2025 (in thousands of dollars except share and per share data):

	Six months ended		Three months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues	$-	$2,000	$-	$
Cost of revenue	-	(1,987)	-		-
Gross profit	-	13	-		-

Research and development expenses	(1,594)	(3,240)	-		(1,034)
General and administrative expenses	(4,831)	(3,762)	(2,766)		(1,455)
Operating loss	(6,425)	(6,989)	(2,766)		(2,489)

Other income, net	8,860	257	610		257
Financial income, net	148,592	12,808	103,743		15,366
Income before tax expenses	151,027	6,076	101,587		13,134
Tax benefit (expenses)	(34,561)	(458)	(23,431)		126
Net income	116,466	5,618	78,156		13,260

Net income (loss) attributable to:
Non-controlling interests	-	(28)	-		(28)
Company’s stockholders	116,466	5,646	78,156		13,288

Basic income per share of common stock	2.85	0.14	1.90		0.32
Diluted income per share of common stock	2.76	0.13	1.84		0.31
Weighted average number of shares of common stock outstanding used in computing basic income per share of common stock	40,907,909	41,488,994	41,040,479		41,743,486
Weighted average number of shares of common stock outstanding used in computing diluted income per share of common stock	42,236,456	42,884,004	42,501,252		42,609,425

Revenues

We have no recognized revenue in the six months ended June 30, 2026, compared to $2,000,000 revenue recognized related to the Technology License Agreement, dated November 30, 2015, with Hefei Tianhui Biotech Co., Ltd. (“HTIT”), as amended (the “HTIT License Agreement”), for the six months ended June 30, 2025. The decrease in recognized revenue is attributable to the full recognition of all deferred revenue under the HTIT License Agreement in prior periods.

We have no recognized revenue in the three months ended June 30, 2026, and the three months ended June 30, 2025.

Cost of Revenues

There was no cost of revenue during the six months ended June 30, 2026, compared to approximately $1,987,000 cost of revenue for the six months ended June 30, 2025. The decrease was due to the fulfillment of our payment obligation by remitting approximately $2,046,000 to the Israel Innovation Authority (the “IIA”), which was partially offset by an expense reversal of approximately $59,000, and as a result we have no further obligations to the IIA.

There was no cost of revenue during the three months ended June 30, 2026, and three months ended June 30, 2025.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2026 decreased by 51% to approximately $1,594,000, compared to approximately $3,240,000 for the six months ended June 30, 2025. The decrease was primarily attributable to reimbursements received under the Clinical Trial Management Agreement with OraTech.

There were no research and development expenses during the three months ended June 30, 2026, compared to approximately $1,034,000 for the three months ended June 30, 2025. Following the sale of the related intellectual property to OraTech, costs associated with OraTech’s clinical study are, beginning in the second quarter of 2026, presented within “Other Income, Net” pursuant to the Clinical Trial Management Agreement, and are therefore no longer recognized as research and development expenses.

General and Administrative Expenses

General and administrative expenses include the salaries and related expenses of our management, consulting expenses, legal and professional fees, travel expenses, business development expenses, insurance expenses and other general expenses.

General and administrative expenses for the six months ended June 30, 2026, increased by 28% to approximately $4,831,000 compared to approximately $3,762,000 for the six months ended June 30, 2025. The increase was mainly due to stock-based compensation expenses and an increase in professional fees expenses.

General and administrative expenses for the three months ended June 30, 2026, increased by 90% to approximately $2,766,000 compared to approximately $1,455,000 for the three months ended June 30, 2025. The increase was mainly due to an increase of stock-based compensation expenses and an increase in professional fees expenses.

Operating Loss

Operating loss was approximately $6,425,000 for the six months ended June 30, 2026, compared to approximately $6,989,000 for the six months ended June 30, 2025. The decrease of approximately 8%, was primarily attributable to a decrease in research and development, which was partially offset by an increase in general and administrative expenses, see above.

Operating loss was approximately $2,766,000 for the three months ended June 30, 2026, compared to approximately $2,489,000 for the three months ended June 30, 2025. The increase of approximately 11%, was primarily attributable to an increase in general and administrative, which was partially offset by a decrease in research and development, see above.

Other Income, Net

	Six months ended		Three months ended
(U.S. dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Alpha Tau Warrants and Services Agreement	$846	$257	$417	$257
Clinical Trial Management Agreement	193	-	193	-
Capital Gain from Sale of IP to Oratech	5,821	-	-	-
Medicox License Agreement	2,000	-	-	-
Total Other Income, Net	8,860	257	610	257

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

Net other income was approximately $8,860,000 for the six months ended June 30, 2026, compared to approximately $257,000 for the six months ended June 30, 2025. The increase was primarily due to the gain on sale of IP to Oratech, revenue related to Medicox and an increase in other income related to Alpha Tau, which was partially offset by IR expenses related to Alpha Tau.

Net other income was approximately $610,000 for the three months ended June 30, 2026, compared to approximately $257,000 for the three months ended June 30, 2025. The increase was primarily due to an increase in other income related to Alpha Tau, which was partially offset by IR expenses related to Alpha Tau.

Financial Income, Net

Net financial income was approximately $148,592,000 for the six months ended June 30, 2026, compared to financial income of approximately $12,808,000 for the six months ended June 30, 2025. The increase was primarily due to the revaluation of the investments in Alpha Tau.

Net financial income was approximately $103,743,000 for the three months ended June 30, 2026, compared to financial income of approximately $15,366,000 for the three months ended June 30, 2025. The increase was primarily due to the revaluation of the investments in Alpha Tau.

Tax on income

During the six months ended June 30, 2026, we recognized tax expenses on income of approximately $34,561,000 compared to tax on income of approximately $458,000 for the six months ended June 30, 2025. The increase in income tax expense was attributable to deferred tax expense of approximately $31,633,000 mainly related to investment in Alpha Tau, while current tax expense of approximately $2,928,000 was mainly attributable to tax on the gain from the sale of IP and Scilex transaction.

During the three months ended June 30, 2026, we recognized tax expenses on income of approximately $23,431,000 compared to tax benefit on income of approximately $126,000 for the three months ended June 30, 2025. The increase in income tax expense was attributable to deferred tax expense of approximately $21,797,000 mainly related to investment in Alpha Tau, while the current tax expense of approximately $1,634,000 was mainly attributable to Scilex transaction and capital gains recognized on the sale of marketable securities.

The provision for tax on income in the interim period is determined using an estimated annual effective tax rate.

Liquidity and Capital Resources

From our inception through June 30, 2026, we have incurred losses in an aggregate amount of approximately $6,965,000. During that period and through June 30, 2026, we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of approximately $255,384,000, net of transaction costs. During that period, we also received cash consideration of approximately $28,001,000 from the exercise of warrants and options. We expect to seek additional financing through similar sources in the future, as needed. As of June 30, 2026, we had approximately $15,245,000 of available cash. In addition, we hold a variety of interests in certain investments, including in Lifeward, Scilex, Alpha Tau, Hapisga and others, as further detailed in this Quarterly Report on Form 10-Q.

From inception through June 30, 2026, we have not generated significant revenues from our operations, other than the recognition of deferred revenue related to the HTIT License Agreement and the Medicox License Agreement, as described above. Following the termination of our Phase 3 clinical trials, our research and development activities were significantly reduced while we conducted a strategic review process. Following the closing of the OraTech transaction, the development of the oral insulin platform is conducted by OraTech, and accordingly we do not expect to incur significant research and development expenses.

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

Cash Flows

As of June 30, 2026, our total current assets were approximately $53,407,000 and our total current liabilities were approximately $10,731,000. On June 30, 2026, we had a working capital surplus of approximately $42,676,000 and an accumulated loss of approximately $6,965,000. As of December 31, 2025, our total current assets were approximately $133,271,000 and our total current liabilities were approximately $19,086,000. On December 31, 2025, we had a working capital surplus of approximately $114,185,000 and an accumulated loss of approximately $123,436,000. The decrease in working capital surplus was mainly due to a decrease in cash and cash equivalents and the reclassification of Hapisga to a long-term investment, which was partially offset by a decrease in dividends payable.

During the six months ended June 30, 2026, cash and cash equivalents decreased to approximately $15,245,000 from approximately $45,947,000 as of December 31, 2025. The decrease was mainly due to the reasons described below.

Operating Activities

Operating activities used cash of approximately $3,115,000 in the six months ended June 30, 2026, compared to approximately $7,054,000 used in the six months ended June 30, 2025. Cash used in operating activities primarily consisted of research and development expenses, and general and administrative expenses, partially offset by interest received from short-term deposits.

Investing Activities

Investing activities used cash of approximately $15,178,000 in the six months ended June 30, 2026, compared to approximately $31,237,000 in the six months ended June 30, 2025. Cash used in investing activities in the six months ended June 30, 2026 consisted primarily of purchases of marketable securities and investments in Lifeward, Warren at Bay Loan, 83 Wythe Loan, which was partially offset by redemption of short-term deposits, repayments by Scilex and sale of marketable securities. Cash used in investing activities in the six months ended June 30, 2025 is mainly due to investments at fair value in Alpha Tau and Hapisga, partially offset by redemption of short-term deposits.

Financing Activities

Financing activities used cash of approximately $12,313,000 in the six months ended June 30, 2026, compared to approximately $371,000 in the six months ended June 30, 2025. Cash used by financing activities in the six months ended June 30, 2026 consisted of the payment of dividends and tax withholdings related to stock-based compensation settlements, while cash used in the six months ended June 30, 2025 consisted of the repurchase and retirement of common stock.

Alpha Tau Transaction

On April 24, 2025, our wholly-owned subsidiary, Oramed Ltd., entered into a share purchase agreement with Alpha Tau Medical Ltd. (“Alpha Tau”), a clinical-stage oncology company developing the Alpha DaRT™ alpha-radiation cancer therapy platform, under which, and through additional purchases since then, we have in the aggregate invested approximately $38.2 million to purchase 14,469,335 Alpha Tau ordinary shares (an average price of approximately $2.64 per share), representing approximately 17% of Alpha Tau’s outstanding share capital as of August 10, 2026. Concurrently, we entered into a three-year services agreement to provide Alpha Tau investor relations and public relations services in exchange for a non-refundable fee of $3,000,000 and warrants to purchase up to 3,237,000 Alpha Tau ordinary shares at exercise prices ranging from $3.474 to $3.90 per share, subject to limited termination rights.Alpha DaRT™ Platform and Technology

Alpha Tau’s Alpha DaRT platform is designed to deliver highly localized alpha radiation through intratumoral insertion of radium-224 impregnated sources into solid tumors. When the radium decays, its short-lived daughters are released and disperse while emitting high-energy alpha particles aimed at destroying tumor cells while sparing surrounding healthy tissue. This approach potentially offers a novel treatment solution for patients with otherwise difficult-to-treat cancers where conventional external beam radiation may be limited.

Clinical Development Progress

Alpha Tau is currently conducting an extensive clinical program with five concurrent FDA-approved trials in the United States, alongside additional trials in France, Italy, Israel, Japan, and planned studies in the UK. Alpha Tau’s U.S. clinical trials are summarized below:

●	ReSTART Pivotal Trial (Recurrent SCC Treatment with Alpha DaRT Radiation Therapy): A multi-center pivotal study in patients with recurrent cutaneous squamous cell carcinoma (cSCC), the second most common form of skin cancer. Alpha Tau has begun submitting modules of its Modular Pre-Market Approval (PMA) application to the FDA and has finished treating patients in its ReSTART pivotal trial, with top-line data from the trial expected in late 2026 or early 2027.

●	IMPACT Study (Intratumoral Pancreatic Alpha Combination Trial): A multi-center pilot study combining Alpha DaRT with chemotherapy in patients with newly diagnosed unresectable locally advanced or metastatic pancreatic adenocarcinoma. In a pooled analysis of its first-in-human trials in Canada and Israel presented at DDW 2026, Alpha DaRT showed a 100% local disease control rate with a favorable safety profile, and a pooled analysis of three Phase I/II EUS-guided studies presented at the 2026 ASCO Annual Meeting reported median overall survival longer than historical standard of care reported in the literature across all examined sub-groups, with no treatment-related deaths. The FDA approved an IDE supplement adding a second standard-of-care regimen alongside mFOLFIRINOX and increasing enrollment from 30 to 40 patients. Alpha Tau is targeting completion of accrual in Q3 2026, with initial results approximately six months later.

●	GBM Feasibility Study: A study in patients with recurrent glioblastoma multiforme (GBM), a highly aggressive malignant brain tumor. Alpha Tau treated the first patient in its REGAIN (Recurrent Glioblastoma Alpha-DaRT Intratumoral Therapy) trial at Ohio State University’s Comprehensive Cancer Center. Interim results from the first three patients, treated between December 2025 and March 2026, demonstrated a 100% local disease control rate and a 67% complete response rate under Response Assessment in Neuro-Oncology (RANO) criteria, with a single associated grade 3 serious adverse event that resolved and no local or distant recurrences as of the data cut-off. On June 11, 2026, following its review of a pre-specified interim safety report, the FDA cleared Alpha Tau to complete enrollment of the final seven patients (up to ten in total) and authorized two additional leading U.S. academic cancer centers to join the trial. Alpha DaRT previously received FDA Breakthrough Device Designation in recurrent GBM (October 2021) and was selected for the FDA’s Total Product Life Cycle Advisory Program (TAP). Separately, in June 2026, Alpha Tau treated the first recurrent glioblastoma patient outside the United States—and the first in Israel—at Hadassah University Medical Center in Jerusalem under its broad-access ALL clinical protocol, marking the first international application of Alpha DaRT’s brain-specific delivery system.

●	Recurrent Prostate Cancer Pilot Study: A pilot study in patients with locally recurrent prostate cancer. Alpha Tau has treated prostate cancer patients in Israel and secured an FDA Investigational Device Exemption (IDE) for a U.S. trial. In June 2026, Alpha Tau entered into a strategic collaboration with Tolmar International Ltd. to commercialize Alpha DaRT for prostate cancer in the United States, as described under Regulatory and Commercial Progress below.

●	Immunocompromised cSCC Study (ADMIRE – Alpha DaRT Management for Immunocompromised patients with REcurrent cSCC): A multi-center study in immunocompromised patients with cSCC. On July 15, 2026, Alpha Tau announced the successful treatment of the first patient in the ADMIRE study, performed at Banner MD Anderson Cancer Center in Gilbert, Arizona.

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

On the manufacturing front, Alpha Tau has received a radioactive materials license for the first phase of its Hudson, New Hampshire facility and is currently equipping the facility for Alpha DaRT manufacturing to support commercial readiness and scale-up operations.

On June 2, 2026, Alpha Tau entered into a strategic collaboration with Tolmar International Ltd. to develop and commercialize Alpha DaRT for the treatment of prostate cancer in the United States—a market of more than 330,000 new cases each year—elevating prostate cancer to a core commercial focus and providing a strong third-party validation of the Alpha DaRT platform. The agreement grants Tolmar exclusive U.S. commercialization rights for prostate cancer, with an option to expand into bladder cancer subject to additional payments. Under the collaboration, Tolmar committed an initial $15 million manufacturing investment and a $20 million equity investment at $11.99 per share (a 25% premium to the 30-day VWAP), with up to $161.5 million in clinical, regulatory and commercial milestones for the first indication. Critically, Alpha Tau will manufacture and supply Alpha DaRT to Tolmar at 60% of the onward net sales price (subject to certain adjustments), retaining the majority of the economics on each treatment sold in the U.S. prostate indication.

Strategic Overview Rationale

Alpha Tau has demonstrated encouraging clinical progress across multiple difficult-to-treat cancer types, including pancreatic cancer, head and neck cancer, and skin cancer, with interim data showing disease control and early signals of clinical benefit, including a 100% local disease control rate and favorable safety profile reported in a pooled analysis of its two first-in-human pancreatic adenocarcinoma trials at DDW 2026. With five concurrent FDA-approved trials in the U.S., ongoing regulatory dialogue with the FDA, first commercial approval outside Israel secured in Japan, a strategic U.S. commercialization collaboration with Tolmar for prostate cancer, and advancement toward PMA submission for its pivotal skin cancer trial, Alpha Tau is entering a critical phase of clinical validation and regulatory progression. Alpha Tau’s innovative alpha-radiation platform, combined with its expanding clinical footprint across multiple solid tumor types and growing manufacturing capabilities, represents what we believe to be a compelling investment opportunity in the oncology therapeutics space.

Lifeward Transactions

Lifeward Share Purchase Agreement

On January 12, 2026, we entered into a Share Purchase Agreement with Lifeward Ltd. (“Lifeward”) (Nasdaq: LFWD) and OraTech, pursuant to which Lifeward agreed to acquire all of the outstanding equity interests of OraTech from us (the “Share Purchase Agreement”). Prior to the closing, we transferred to OraTech all intellectual property and related assets relating to our POD™ (Protein Oral Delivery) technology platform, together with approximately $6,500,000 to fund the next planned clinical trial and related development activities. The transaction closed on March 25, 2026 ( “Lifeward Closing Date”), and from that date forward, OraTech will bear all research and development expenses related to the POD™ technology platform.

In consideration for the acquisition of OraTech, Lifeward issued to us: (i) 1,250,363 ordinary shares of Lifeward, no par value (the “Lifeward Ordinary Shares”), representing 45.0% of the outstanding Lifeward Ordinary Shares on the Lifeward Closing Date; (ii) 1,006,113 pre-funded warrants to purchase Lifeward Ordinary Shares at an exercise price of $0.0001 per share, exercisable and with no expiration date (“Pre-Funded Warrants”); 1,296,296 warrants to purchase Lifeward Ordinary Shares at an exercise price of $5.40 per share (“Share Purchase Warrants”). In addition, Oramed will receive revenue-sharing payments equal to 4% of the net revenue from Lifeward’s ReWalk Personal Exoskeleton products and related extended warranties for up to 10 years (“Lifeward Revenue Share”), subject to certain caps and termination events.

In addition to the Share Purchase Agreement, on the Lifeward Closing Date, we entered into a securities purchase agreement (“Lifeward Notes Purchase Agreement”), pursuant to which, on March 25, 2026, following satisfaction of closing conditions set forth in the Lifeward Notes Purchase Agreement, Lifeward issued to us $9,000,000 aggregate principal amount of senior secured convertible notes (together with senior secured convertible notes issued to other investors, the “Initial Notes”), convertible into Lifeward Ordinary Shares at a conversion price of $5.40 per share, together with warrants to purchase up to 1,666,666 Lifeward Ordinary Shares at an exercise price of $5.40 per share (“Note Warrants”). The Note Warrants are exercisable and expire five years from the date of issuance.

Under the Lifeward Notes Purchase Agreement, Lifeward also has the right to require us to fund a second tranche of $9,000,000 aggregate principal amount of senior secured convertible notes (“Additional Notes”, and together with the Initial Notes, “Notes”), on substantially the same terms as the Initial Notes, together with warrants to purchase up to 1,666,666 Lifeward Ordinary Shares (“Additional Note Warrants”) upon the occurrence of either of the following: (i) Lifeward’s achievement of at least a 150% increase in ReWalk unit sales compared to the trailing twelve-month period immediately preceding the additional closing; or (ii) the closing price of the Lifeward Ordinary Shares equaling or exceeding $13.80 per share for 10 consecutive trading days immediately prior to the additional closing. As of June 30, 2026, neither of the foregoing conditions had been satisfied, and accordingly, the Additional Note had not been funded.

On June 30, 2026, Lifeward entered into an additional securities purchase agreement with certain investors, pursuant to which Lifeward agreed to issue approximately $5,600,000 aggregate principal amount of additional senior secured convertible notes. The additional investment closed in July 2026, subsequent to the balance sheet date, as announced by Lifeward on July 7, 2026. In connection with such investment, the Initial Note, the Share Purchase Warrants and the Pre-Funded Warrants held by us were amended and restated (the “A&R Note”, “A&R Warrant” and “A&R Pre-Funded Warrant”, respectively) to, among other things, provide that the notes rank pari passu with respect to the collateral securing them.

Under the terms of the Pre-Funded Warrants, the Share Purchase Warrants, the Notes and the Note Warrants, in each case as amended and restated, we may not exercise or convert any of such instruments to the extent that we, together with its affiliates, would beneficially own more than 45.0% of the outstanding Lifeward Ordinary Shares immediately after such exercise or conversion. We may, subject to certain conditions, increase the beneficial ownership limitation upon at least 61 days’ prior notice to Lifeward, subject to Lifeward’s prior consent, which consent shall not be unreasonably withheld, conditioned or delayed.

Strategic Overview Rationale

Lifeward is a commercial-stage medical technology company that develops and markets a portfolio of robotics and rehabilitation solutions to help individuals with physical limitations or those recovering from injury restore mobility, function, and independence. Its product portfolio spans the continuum of rehabilitation and mobility care and includes the ReWalk Personal Exoskeleton, a wearable robotic device that enables individuals with spinal cord injury to stand, walk, and climb stairs, and the AlterG Anti-Gravity treadmill, which uses patented differential air pressure technology to provide precise body-weight support for physical therapy, athletic training, and rehabilitation. Through this established and diversified platform, Lifeward generates recurring revenue from a global customer base that includes hospitals, rehabilitation clinics, sports medicine and performance facilities, the U.S. Department of Veterans Affairs, and individual home users across the United States, Europe, and other international markets.

In February 2026, Lifeward’s ReWalk Personal Exoskeleton gained Medicare Advantage coverage from Aetna, which—together with prior authorizations previously issued by UnitedHealthcare and Humana—extended coverage across three of the largest Medicare Advantage insurers, collectively representing approximately 16 million beneficiaries in the United States.

We entered into this transaction as part of our ongoing portfolio optimization and continued focus on high-potential innovation, gaining near-term cash flow and diversified exposure through a significant equity interest in Lifeward’s revenue-generating business; we believe that prior execution challenges at Lifeward were driven primarily by strategy and management rather than by the quality of the underlying technology, and that, with a new strategic direction and leadership team in place, Lifeward is well positioned to realize the full value of its product platform. We further believe the combination delivers long-term upside from the transferred POD™ platform and its refined oral insulin program—for which we retain responsibility for managing the near-term clinical development program—alongside the near-term contribution of Lifeward’s commercial portfolio, ultimately driving meaningful growth and shareholder value.

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

Critical accounting policies and estimates

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

During the six months ended June 30, 2026, the Company entered into significant transactions with Lifeward, which required significant management judgment and estimates, including the determination of the fair value of financial instruments received, the assessment of variable interest entity (“VIE”) considerations.

There have been no material changes to our critical accounting estimates during the six months ended June 30, 2026, other than those described above. For additional information about our significant accounting policies, refer to the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of business.

The information set forth in Note 9 - Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference herein.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 There were no unregistered sales of the Company’s equity securities during the six months ended June 30, 2026, other than those previously reported in a Current Report on Form 8-K.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the quarter ended June 30, 2026.

ITEM 6 - EXHIBITS

Number	Exhibit
3.1	The Fifth Amended and Restated Bylaws of Oramed Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2026).

10.1	Amendment to Profit Sharing Loan Agreement

10.2*†	Junior Participation Agreement, dated as of April 15, 2026, by and between 83 Wythe Senior Investors, L.P. and Oramed Pharmaceuticals, Inc.

10.3*†	Participation Agreement, dated as of May 13, 2026, by and between A&P Senior Investors, L.P. and Oramed Pharmaceuticals, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

†	Certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) the type of information that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Date: August 10, 2026	By:	/s/ Nadav Kidron
Nadav Kidron
President and Chief Executive Officer

Date: August 10, 2026	By:	/s/Avraham Gabay
Avraham Gabay
Chief Financial Officer
(Principal Financial and Accounting Officer)