Form 10-Q
period 2026-09-30
ORAMED PHARMACEUTICALS INC.
filed 2026-11-12
CIK 1176309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35813

ORAMED PHARMACEUTICALS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0376008
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1185 Avenue of the Americas, Third Floor, New York, NY	10036
(Address of Principal Executive Offices)	(Zip Code)

844-967-2633

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.012	ORMP	The Nasdaq Capital Market Tel Aviv Stock Exchange

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

Yes ☐ No ☒

As of November 11, 2026, there were 43,485,942 shares of the issuer’s common stock, $0.012 par value per share, outstanding.

ORAMED PHARMACEUTICALS INC.

FORM 10-Q

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Oramed” and the “Company” mean Oramed Pharmaceuticals Inc. and our wholly-owned subsidiaries, unless otherwise indicated. All dollar amounts refer to U.S. Dollars unless otherwise indicated.

On September 30, 2026, the exchange rate between the New Israeli Shekel, or NIS, and the dollar, as quoted by the Bank of Israel, was NIS 3.063 to $1.00. Unless indicated otherwise by the context, statements in this Quarterly Report on Form 10-Q that provide the dollar equivalent of NIS amounts or provide the NIS equivalent of dollar amounts are based on such exchange rate.

i

Cautionary Statement Regarding Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws and the Israeli securities law. Words such as “expects,” “anticipates,” “intends,” “plans,” “planned expenditures,” “believes,” “seeks,” “estimates,” “considers” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Quarterly Report on Form 10-Q. Additionally, statements concerning future matters are forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements include, among other statements, statements regarding the following:

●	our plan to evaluate potential strategic opportunities;

●	our potential repurchases of shares of our common stock;

●	our ability to recover the proceeds and/or collateral under the Tranche A Note and Tranche B Note (as defined herein) and related agreements from Scilex Holding Company (“Scilex”);

●	the fluctuating market price and liquidity of the securities of Scilex, Alpha Tau and Lifeward that we hold, including the shares underlying the warrants we hold;

●	our loan agreements in real estate projects, including, but not limited to, agreements to finance a real estate project, or Profit Sharing Loan Agreement, expose us to potential market, liquidity, and execution risks;

●	our various real estate investments involve significant risks and might not provide long-term value appreciation and potential income streams that we expect to receive;

●	our exposure to potential litigation;

●	our ability to enhance value for our stockholders;

●	the expected benefits, risks and impact of the Lifeward transactions, including the transfer of our POD™ technology platform to OraTech Pharmaceuticals Ltd. (“OraTech”), and our ability to recover the value of our investment in Lifeward, including through the senior secured convertible notes, equity consideration, warrants, and revenue-sharing payments to be received in connection with the Lifeward transactions;

●	we may not realize a return on our investments in marketable securities that we own;

●	we are subject to foreign currency exchange rate fluctuations, primarily related to the New Israeli Shekel, which may affect our operating expenses, financial results, and cash flows;

●	risks related to our investment in Ruby Capital Investment Fund Sapphire II, Limited Partnership, including illiquidity, capital call obligations, uncertainty regarding the timing and amount of any returns, and the potential loss of invested capital;

ii

●	the development of the POD™ technology by OraTech, a subsidiary of Lifeward, including the timing and results of its clinical trials and our management of the clinical study under the Clinical Trial Management Agreement, and the effect thereof on the value of our investment in Lifeward;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses;

●	information with respect to any other plans and strategies for our business;

●

a decline in the market price of Alpha Tau’s ordinary shares, or our inability to sell those shares at favorable prices, would materially adversely affect our financial condition and results of operations;

●	we may be unable to recover the amounts owed to us or to realize the value of our collateral;

●	our NIS-denominated loan to Hapisga and our other NIS-denominated assets and commitments expose us to foreign currency exchange rate fluctuations and to concentration risk; and

●	we may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and we could be required to register as an investment company or to substantially change the way we conduct our business, either of which could materially adversely affect our business, financial condition and results of operations.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission, or the SEC, on March 26, 2026, and under “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, as well as those discussed elsewhere in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q and expressed from time to time in our other filings with the SEC. In addition, historic results of scientific research, clinical and preclinical trials do not guarantee that the conclusions of future research or trials would not suggest different conclusions. Also, historic results referred to in this Quarterly Report on Form 10-Q could be interpreted differently in light of additional research, clinical and preclinical trials results. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report on Form 10-Q which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

iii

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2026

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	September 30,	December 31,
	2026	2025
Assets

CURRENT ASSETS:
Cash and cash equivalents	$28,934	$45,947
Short-term deposits	-	10,979
Marketable securities	583	5,417
Investments at fair value	24,251	63,551
Convertible note	-	4,636
Related parties receivable	563	-
Prepaid expenses and other current assets	3,045	2,741
Total current assets	57,376	133,271

LONG-TERM ASSETS:
Deposits	2	2
Marketable securities	10,801	8,371
Investments at fair value	93,774	10,119
Investment in associates at fair value	230,631	71,623
Loan to an equity method investee	4	553
Investment in real estate	1,922	1,921
Other non-marketable equity securities	4,424	3,624
Amounts funded in respect of employee rights upon retirement	46	44
Property and equipment, net	506	586
Operating lease right-of-use assets	1,434	750
Total long-term assets	343,544	97,593
Total assets	$400,920	$230,864

Liabilities and stockholders’ equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,295	$6,201
Payable to related parties	94	652
Deferred income	1,511	1,353
Dividend Payable	243	10,595
Operating lease liabilities	303	285
Total current liabilities	9,446	19,086

LONG-TERM LIABILITIES:
Deferred revenues	-	2,000
Deferred income	857	1,269
Employee rights upon retirement	43	39
Operating lease liabilities	1,227	540
Dividend Payable	123	275
Deferred tax liabilities	50,136	7,911
Total long-term liabilities	52,386	12,034

COMMITMENTS AND CONTINGENCIES (note 9)

STOCKHOLDERS’ EQUITY:
Common stock, $0.012 par value (60,000,000 authorized shares; 43,239,738 and 39,275,006 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	519	472
Additional paid-in capital	327,124	322,708
Retained earnings (accumulated deficit)	11,445	(123,436)
Total stockholders’ equity	339,088	199,744
Total liabilities and equity	$400,920	$230,864

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
REVENUES	$-	2,000	$-	-
COST OF REVENUE	-	(1,987)	-	-
GROSS PROFIT	-	13	-	-

RESEARCH AND DEVELOPMENT EXPENSES	(1,594)	(4,393)	-	(1,153)
GENERAL AND ADMINISTRATIVE EXPENSES	(8,935)	(5,036)	(4,104)	(1,274)
OPERATING LOSS	(10,529)	(9,416)	(4,104)	(2,427)

OTHER INCOME, NET	9,347	665	487	408
FINANCIAL INCOME, NET	180,489	74,278	31,897	61,470
INCOME BEFORE TAX EXPENSES	$179,307	65,527	$28,280	59,451

TAX EXPENSES	(44,431)	(11,520)	(9,870)	(11,062)

NET INCOME	$134,876	54,007	$18,410	48,389

NET INCOME (LOSS) ATTRIBUTABLE TO:
NON-CONTROLLING INTERESTS	-	(34)	-	(6)
COMPANY’S STOCKHOLDERS	134,876	54,041	18,410	48,395

BASIC INCOME PER SHARE OF COMMON STOCK	$3.28	$1.30	$0.44	$1.16
DILUTED INCOME PER SHARE OF COMMON STOCK	$3.17	$1.26	$0.43	$1.13
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING BASIC INCOME PER SHARE OF COMMON STOCK	41,168,426	41,569,359	41,664,380	41,756,301
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING DILUTED INCOME PER SHARE OF COMMON STOCK	42,504,437	42,969,519	43,015,317	42,774,504

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands

(UNAUDITED)

				Retained
			Additional	earnings	Total
	Common Stock		paid-in	(accumulated	stockholders’
	Shares	$	capital	deficit)	equity
	In thousands
BALANCE AS OF DECEMBER 31, 2025	39,275	472	322,708	(123,436)	199,744
CHANGES DURING THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2026:
STOCK-BASED COMPENSATION	3,915	47	6,190	-	6,237
EXERCISE OF STOCK OPTIONS	50	*	184	-	184
TAX WITHHOLDINGS RELATED TO STOCK-BASED COMPENSATION SETTLEMENTS	-	-	(1,958)	-	(1,958)
FORFEITED DIVIDEND	-	-	-	5	5
NET INCOME	-	-	-	134,876	134,876
BALANCE AS OF SEPTEMBER 30, 2026	43,240	$519	$327,124	$11,445	$339,088

*	Represents an amount lower than $1.

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF DECEMBER 31, 2024	39,920	$480	$322,401	$(176,616)	$146,265	$(918)	$145,347
CHANGES DURING THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2025:
STOCK-BASED COMPENSATION	1,248	14	3,694	-	3,708	-	3,708
REPURCHASE AND RETIREMENT OF COMMON STOCK	(329)	(4)	(728)	-	(732)	-	(732)
NET INCOME	-	-	-	54,041	54,041	(34)	54,007
BALANCE AS OF SEPTEMBER 30, 2025	40,839	$490	$325,367	$(122,575)	$203,282	$(952)	$202,330

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands

(UNAUDITED)

				Retained
			Additional	earnings	Total
	Common Stock		paid-in	(accumulated	stockholders’
	Shares	$	capital	deficit)	equity
	In thousands
BALANCE AS OF JUNE 30, 2026	41,314	$495	$323,943	$(6,965)	$317,473
CHANGES DURING THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2026:
STOCK-BASED COMPENSATION	1,876	24	3,084	-	3,108
EXERCISE OF STOCK OPTIONS	50	*	184	-	184
TAX WITHHOLDINGS RELATED TO STOCK-BASED COMPENSATION SETTLEMENTS	-	-	(87)	-	(87)
NET INCOME	-	-	-	18,410	18,410
BALANCE AS OF SEPTEMBER 30, 2026	43,240	$519	$327,124	$11,445	$339,088

*	Represents an amount lower than $1.

	Common Stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	$	capital	deficit	equity	interests	equity
	In thousands
BALANCE AS OF JUNE 30, 2025	40,845	$491	$325,008	$(170,970)	$154,529	$(946)	$153,583
CHANGES DURING THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2025:
STOCK-BASED COMPENSATION	159	1	718	-	719	-	719
REPURCHASE AND RETIREMENT OF COMMON STOCK	(165)	(2)	(359)	-	(361)	-	(361)
NET INCOME	-	-	-	48,395	48,395	(6)	48,389
BALANCE AS OF SEPTEMBER 30, 2025	40,839	$490	$325,367	$(122,575)	$203,282	$(952)	$202,330

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORAMED PHARMACEUTICALS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(UNAUDITED)

	Nine months ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$134,876	$54,007
Adjustments required to reconcile net income to net cash used in operating activities:
Depreciation	91	91
Exchange differences and interest on deposits	96	750
Changes in fair value of investments	(178,516)	(72,592)
Stock-based compensation	6,237	3,708
Gain on amounts funded in respect of employee rights upon retirement	(2)	(8)
Gain on sale of IP	(5,821)	-
Deferred Taxes	42,226	7,921
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,356	263
Accounts payable, accrued expenses and related parties	(28)	(607)
Net changes in operating lease	21	85
Deferred revenues	(2,000)	(2,000)
Deferred income	(1,229)	(245)
Liability for employee rights upon retirement	4	8
Other liabilities	-	(60)
Total net cash used in operating activities	(2,689)	(8,679)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of restricted deposits	(868)	-
Purchase of non-marketable securities	(800)	-
Purchase of marketable securities	(25,802)	(1,500)
Proceeds from sale of marketable securities and related options	26,296	-
Investments at fair value	(7,754)	(64,317)
Proceeds from redemption of short-term deposits	10,948	50,450
Proceeds from loan to an equity method investee	-	6,251
Loan to investment in equity method	-	(7,000)
Real estate investment	-	(2,128)
Equity method investee	-	(250)
Lifeward transaction	(11,924)	-
Proceeds from investments	7,929	25,628
Purchase of property and equipment	(11)	(7)
Total net cash provided by (used in) investing activities	(1,986)	7,127
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	-	(732)
Tax withholdings related to stock-based compensation settlements	(1,958)	-
Proceeds from exercise of stock options	184	-
Dividend paid	(10,499)	-
Total net cash used in financing activities	(12,273)	(732)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(65)	43

DECREASE IN CASH AND CASH EQUIVALENTS	(17,013)	(2,241)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	45,947	54,420
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,934	$52,179

(A) SUPPLEMENTARY DISCLOSURE ON CASH FLOWS -
Interest received	$1,170	$2,434
Taxes paid on income	$(2)	$(3,318)
(B) SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES -
Investment in investee	-	390
Investment in associate at fair value- Lifeward	6,796	-
Forfeited dividends	5	-
Recognition of operating lease right-of-use assets and liabilities	886	602
Warrants received from Alpha Tau	-	2,727

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

On March 18, 2021, the Company entered into a license agreement with Oravax Medical Inc. (“Oravax”) and holds 63% of the issued and outstanding share capital of Oravax, on a fully diluted basis, as of the date of issuance. Consequently, the Company consolidates Oravax and Oravax Medical Ltd. in its consolidated financial statements. As of December 31, 2025, Oravax ceased its operations and, as a result, the Company waived the loan owed by Oravax to the Company. Since the waiver of the loan effectively constituted a benefit to the non-controlling interest, the Company recognized the impact as an adjustment to the non-controlling interest balance, with a corresponding adjustment to additional paid-in capital. Accordingly, there is no non-controlling interest as of December 31, 2025 and September 30, 2026.

On March 4, 2026, the Company incorporated a wholly-owned subsidiary in Israel, OraTech Pharmaceuticals Ltd., which served as a corporate vehicle for the transaction with Lifeward (see note 8).

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

Under the Lifeward Notes Purchase Agreement, Lifeward also has the right to require the Company to fund a second tranche of $9,000 aggregate principal amount of senior secured convertible notes (the “Additional Notes”, and together with the Initial Notes, the “Notes”), on substantially the same terms as the Initial Notes, together with warrants to purchase up to 1,666,666 Lifeward Ordinary Shares (the “Additional Note Warrants”) upon the occurrence of either of the following: (i) Lifeward’s achievement of at least a 150% increase in ReWalk unit sales compared to the trailing twelve-month period immediately preceding the additional closing; or (ii) the closing price of the Lifeward Ordinary Shares equaling or exceeding $13.80 per share for 10 consecutive trading days immediately prior to the additional closing. As of September 30, 2026, neither of the foregoing conditions had been satisfied, and accordingly, the Additional Notes had not been funded.

On June 30, 2026, Lifeward entered into an additional securities purchase agreement with certain investors, pursuant to which Lifeward agreed to issue approximately $5,600 aggregate principal amount of additional senior secured convertible notes. The additional investment closed in July 2026, as announced by Lifeward on July 7, 2026. In connection with such investment, the Initial Notes held by the Company, the Share Purchase Warrants and the Pre-Funded Warrants were amended and restated (the “A&R Note”, “A&R Warrants” and “A&R Pre-Funded Warrants”, respectively) to, among other things, provide that the notes rank pari passu with respect to the collateral securing them.

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

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Marketable Securities (see note 3):
DNA	583	-	-	583
Nano	10,801	-	-	10,801
Investments at fair value (see note 4):
Ruby Capital	-	-	449	449
Scilex Royalty Purchase Agreement	-	-	1,749	1,749
Scilex Tranche A Note	-	-	18,716	18,716
Scilex Tranche B Note	-	-	4,591	4,591
Scilex Warrants Note B	-	-	97	97
Lifeward’s A&R Warrants (see note 8)	-	-	1,675	1,675
Lifeward’s A&R Note and Note Warrants (see note 8)	-	-	7,857	7,857
Alpha Tau’s warrants	-	-	36,626	36,626
Warren at Bay Loan	-	-	2,703	2,703
83 Wythe Loan	-	-	2,341	2,341
Profit Sharing Loan Agreement	-	-	3,338	3,338
Loan agreement measured in fair value (see note 7)	-	-	37,883	37,883
Loan to an Equity Method Investee (see note 6)	-	-	4	4
Investment in associates at fair value (see note 8):
Alpha Tau’s shares	215,739	-	-	215,739
Lifeward’s shares	8,252	-	-	8,252
Lifeward’s A&R Pre-Funded Warrants	-	6,640	-	6,640
	$235,375	$6,640	$118,029	$360,044

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

As of September 30, 2026 and December 31, 2025, the carrying amounts of cash equivalents, short-term deposits, other current assets, related parties and accounts payable approximate their fair values due to the short-term maturities of these instruments.

The amounts funded in respect of employee rights are stated at cash surrender value which approximates its fair value.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

e.	Other income:

1. Alpha Tau

The Company recognizes income from its Services Agreement with Alpha Tau for investor relations and public relations on a straight-line basis. Under the Services Agreement, the Company received non-cash consideration of Alpha Tau Warrants (as defined below) to purchase up to 3,237,000 shares, measured at their issuance date fair value of $2,727, and is entitled to receive six semi-annual payments of $500, totaling $3,000. The income is presented under the “Other income, net” line item (net of related expenses), since the Company does not view investor relations services to be output of its ordinary activities. In addition, changes in the fair value of the Alpha Tau Warrants are presented under Financial income, net.

During the nine and three months ended September 30, 2026, the Company recognized income of $750 and $250, respectively, under the Services Agreement and $682 and $227, respectively, in respect of the Alpha Tau Warrants, totaling $1,432 and $477, respectively. Net of related investor relations expenses of $176 and $68, respectively, the Company recognized $1,256 and $409, respectively, under “Other income, net”. As of September 30, 2026, the remaining deferred income balance was $63, which was presented under “Deferred income”. For further details, see Note 8.

2. Capital Gain from Sale of IP

In connection with the Share Purchase Agreement (see note 1 above), the Company recognized a gain of $5,821 on sale of the IP from the Subsidiary, which is presented within “Other income, net” in the consolidated statements of operations.

3. Clinical Trial Management Agreement with OraTech

In connection with the Share Purchase Agreement, the Company entered into a Clinical Trial Management Agreement with OraTech (the “Clinical Trial Management Agreement”), pursuant to which the Company is contractually obligated to manage the clinical study of OraTech’s investigational oral insulin capsule product (the “Study”), including the provision of clinical trial management and administrative services through completion of the Study (the “Services”). The Clinical Trial Management Agreement will terminate upon completion of the Study, unless earlier terminated in accordance with its terms.

Prior to the Lifeward Closing Date, the Company funded OraTech with $6,500 in cash, intended to fund the Study. Under the Clinical Trial Management Agreement, OraTech will pay the Company for the Services out of such funds, including reimbursement of reasonable out-of-pocket expenses actually incurred by the Company in providing the Services and payments made by the Company on behalf of OraTech to third parties and vendors.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

e.	Other income (continued):

3. Clinical Trial Management Agreement with OraTech (continued):

During the period from March 25, 2026 (the Lifeward Closing Date) through September 30, 2026 and during the three months ended September 30, 2026, the Company charged OraTech $1,114 and $492, respectively, for services and expenses incurred under the Clinical Trial Management Agreement and recognized a corresponding related-party receivable. Together with the recognition of the deferred income described below, income related to the Clinical Trial Management Agreement amounted to $270 and $78 for the nine and three months ended September 30, 2026, respectively (see Note 14).

To the extent the actual cost of the Study exceeds $6,500, the Company will bear such excess costs without additional consideration from Lifeward or OraTech. Based on the Company’s current estimates, the Company does not expect the actual cost of the Study to exceed $6,500. The Company recognized $975 as deferred income in connection with the Clinical Trial Management Agreement on the Lifeward Closing Date. The deferred income is recognized as the related services are provided and presented within “Other Income, Net” in the Company’s consolidated statements of operations.

During the nine and three months ended September 30, 2026, the Company recognized $167 and $74, respectively, of the deferred income as Other Income, Net in the consolidated statements of operations. As of September 30, 2026, the deferred income balance was $808.

4. Medicox

On November 13, 2022, the Company entered into a ten-year distribution license agreement (“Medicox License Agreement”) with Medicox Co., Ltd. (“Medicox”), pursuant to which the Company granted Medicox an exclusive license to apply for regulatory approval and distribute ORMD-0801 in the Republic of Korea.

The Medicox License Agreement contains a fixed non-refundable consideration of $2,000, which was received by the Company during the year ended December 31, 2022. The Company’s performance obligation consisted of a stand-ready obligation to support Medicox, and the related consideration was to be recognized as revenue on a straight-line basis over the period during which the Company expected to provide such support.

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

4. Medicox (continued)

Accordingly, during the nine months ended September 30, 2026, the Company recognized income associated with the Medicox License Agreement in an amount of $2,000 under “Other income, net” in the consolidated statements of operations.

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

f.	Investment in associate at fair value- Lifeward

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

As of September 30, 2026, the carrying amount of the Company’s interests in unconsolidated VIEs was $24,897, which also represented the Company’s maximum exposure to loss, except that the Company may be required to fund the Additional Notes and Additional Note Warrants upon the occurrence of certain conditions. See Note 1 for further information and Note 8, “Investment in Associate at Fair Value.”

Because the Company elected the fair value option for the investment in Lifeward’s Ordinary Shares that would otherwise be accounted for under the equity method, the Company has applied the fair value option to all of its eligible financial interests in Lifeward in accordance with ASC 825. As a result, all of the Company’s financial interests in Lifeward that are eligible items (A&R Pre-Funded Warrants, A&R Warrants, A&R Note and Note Warrants, Additional Notes and the Additional Note Warrants) are measured at fair value recognized in financial income, net, in the consolidated statements of comprehensive income.

Summarized financial information for Lifeward, as determined in accordance with Rule 8-03(b)(3) of Regulation S-X is included in note 8.

g.	Income per share of common stock

Basic income per common stock is computed by dividing the net income attributable to stockholders for the period by the weighted average number of shares of common stock outstanding for each period, including vested restricted stock units (“RSUs”). The Company applies the two-class method in calculating net income per common stock. The two-class method is an earnings allocation formula that calculates basic and diluted net income per share for each class of common stock separately based on participation rights in undistributed earnings. Unvested share-based payment awards that contain nonforfeitable rights to dividends are treated as participating securities and therefore included in computing net income per share using the two-class method. The net income available to common stockholders is reduced by dividend equivalents declared on unvested RSUs, as such awards are not considered participating securities and are excluded from the basic share count.

For the diluted income per common stock calculation. The weighted average number of shares outstanding during the period is adjusted for the potential dilution that could occur in connection with employee share-based payment, using the treasury stock method. Other options to purchase common stock and warrants were considered antidilutive and therefore excluded from the calculation of diluted weighted average shares outstanding. For further details, see Note 13.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 3 - MARKETABLE SECURITIES

The Company’s marketable securities include investments in equity securities of IC Hotels (“DNA”) and Nano Dimension Ltd. (“Nano”) at fair value with changes in fair value recognized in income.

Composition:

	September 30, 2026	December 31, 2025
Short -term:
DNA (*)	$583	$540
Entera (**)	-	227
Pelthos (***)	-	4,650
	$583	$5,417

	September 30, 2026	December 31, 2025
Long-term:
Nano (****)(*****)	$10,801	8,371

(*)	As of September 30, 2026, the Company held 1,701,357 ordinary shares of DNA, representing approximately 0.18% of DNA’s issued and outstanding ordinary shares.

(**)	During the nine months ended September 30, 2026, the Company sold 117,000 shares of Entera common stock for aggregate proceeds of $176. As a result, as of September 30, 2026, the Company no longer holds any shares of Entera common stock.

(***)	During the nine months ended September 30, 2026, the Company sold 150,000 shares of Pelthos common stock for aggregate proceeds of $3,625. As a result, as of September 30, 2026, the Company no longer holds any shares of Pelthos common stock.

(****)

During the nine months ended September 30, 2026, the Company purchased 12,738,504 ordinary shares for an aggregate purchase price of $20,896 and sold 11,295,587 shares of Nano common stock for aggregate proceeds of $18,548. As of September 30, 2026, the Company held 6,879,708 ordinary shares of Nano, representing approximately 3.26% of Nano’s issued and outstanding ordinary shares.

(*****)	During the nine months ended September 30, 2026, the Company entered into put and call option transactions on Nano ordinary shares. The Company paid aggregate premiums of $3,336 for the purchase of put options and $1,570 for the repurchase of written call options, and received aggregate premiums of $2,644 from writing call options and aggregate proceeds of $1,303 from the sale of put options. All option positions were closed during the period and, accordingly, no options were outstanding as of December 31, 2025 or September 30, 2026. The Company recognized a net loss of $959 in respect of these options, which is included in the loss related to marketable securities within “financial income, net”.

During the nine and the three months ended September 30, 2026, the Company recognized a loss of $1,911 and a gain of $147, respectively, related to all of its marketable securities, which were recognized in “financial income, net” in the consolidated statements of comprehensive income.

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

a.	Tranche A Note – a senior secured promissory note (original principal amount of $101,875), guaranteed by Scilex’s domestic subsidiaries and secured by a first-priority security interest in substantially all of Scilex’s assets. As of September 30, 2026, the outstanding principal balance was $7,675, accrued interest was $19,608 and the exit fee was $3,056.

b.	Tranche B Note – the Company’s $25,000 share of senior secured convertible notes, repayable quarterly and maturing on October 8, 2026. As of September 30, 2026, following principal repayments of $17,007 and interest payments of $2,609, the outstanding principal balance was $7,993 and accrued interest was $20.

c.	Tranche B Warrants – warrants to purchase an aggregate of 207,143 shares of Scilex common stock at exercise prices ranging from $20.00 to $36.40 per share, of which warrants to purchase 100,000 shares were issued on February 19, 2026 in consideration for the deferral of an October 2025 amortization payment.

d.	Royalty Purchase Agreement – the right to receive 4% of worldwide net sales of ZTLido, SP-103 and related products for a period of ten years.

All Scilex securities held by the Company are subject to a beneficial ownership limitation that restricts the Company’s holdings to a maximum of 9.99% of Scilex’s outstanding shares at any time.

Developments during the nine months ended September 30, 2026

During the period, the maturity of Scilex’s outstanding obligations under the Tranche A Note and the Tranche B Note was extended several times, in consideration of which Scilex agreed to pay the Company an extension fee of $1,000, which was received by the Company.

Subsequent to September 30, 2026, the date for payment in full of the outstanding obligations under the Tranche A Note and the Tranche B Note was extended to November 9, 2026. See Note 19a.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

a.	Investment in Scilex (continued):

Accounting treatment and fair value measurement

The table below presents the fair value breakdown as of September 30, 2026:

	Tranche A Note			Tranche B Note			Total
	Amount	Accrued Interest	Fair Value	Amount	Accrued Interest	Fair Value	Fair Value
Notes	$7,675	$19,608	$18,716	$7,993	$20	$4,591	$23,307
Warrants	-	-	-	207	-	$97	$97
Royalty Purchase Agreement payment	-	-	-	-	-	$1,749	$1,749
September 30, 2026			$18,716		-	$6,437	$25,153

Tranche A Note

The Company elected the fair value option for the Tranche A Note and changes in value are recorded under financial income, net.

The discount rate of the Tranche A Note was based on the B- rating zero curve in addition to a risk premium which takes into account the credit risk of Scilex and ranged from 132.08 % to 132.31%.

Tranche B Note, Warrants and Royalty Purchase Agreement

The Company elected the fair value option for the Tranche B Note and the Royalty Purchase Agreement, the Tranche B Warrants meet the definition of a derivative and therefore will be measured at fair value. Changes in value are recorded under financial income, net and include interest income on the Tranche B Note.

The valuation of the Tranche B Note was performed based on the discounted value of the Tranche B Note’s liability component, using a probability-weighted average of scenarios for the expected repayment date and discount rates ranging from 131.55% to 132.31%.

The fair value of the Tranche B Warrants was calculated based on Black and Scholes model.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

a.	Investment in Scilex (continued):

The following table summarizes the assumptions and estimates used to value the Warrants as of September 30, 2026:

Parameters and Assumptions	Warrants
Share Price	$4.45
Conversion Rate	-
Floor Rate	-
Expected Term	3.02 – 3.21
Volatility	69.04 – 69.54%
Risk Free Rate	4.933 – 4.944%
Yield	-
Exercise Price	$20 – 36.40
Dividend Rate	0%

The value of the Royalty Purchase Agreement was calculated according to the royalty payment schedule and the aggregation of discounted cash flows derived from the royalty payments, using a discount rate ranging from 131.03% to 134.16%.

As of September 30, 2026, and December 31, 2025, the fair value of the Tranche B Note was less than the aggregate unpaid principal balance (which includes interest payable on maturity) by $3,422 and $4,488, respectively.

The table below represents the fair value composition of the Tranche B Note:

	September 30, 2026			December 31, 2025
	Short term	Long term	Total	Short term	Long term	Total
Tranche B Note	$4,591	$-	$4,591	$11,473	$-	$11,473
Warrant	$-	$97	$97	$-	$850	$850
Royalty Purchase Agreement	$944	$805	$1,749	$1,072	$1,137	$2,209
Total	$5,535	$902	$6,437	$12,545	$1,987	$14,532

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

a.	Investment in Scilex (continued):

Scilex Transaction Summary

The table below represents the fair value cycle of 2023 Scilex Transaction and 2024 Refinancing throughout December 31, 2025 and September 30, 2026:

	Tranche A	Tranche B	Total
Balance as of December 31, 2024	$16,486	$18,322	$34,808
Amounts receivable from the royalty agreement (*)	-	(1,640)	(1,640)
Principal payments	-	(9,875)	(9,875)
Proceeds from the sale of Subsequent Penny Warrants	(28,500)	-	(28,500)
Interest payments	-	(1,845)	(1,845)
Change in fair value	35,077	9,570	44,647
Balance as of December 31, 2025	23,063	14,532	37,595
Amounts receivable from the royalty agreement (*)	-	(1,118)	(1,118)
Principal payments	-	(7,132)	(7,132)
Interest payments	-	(764)	(764)
Change in fair value (**)	(4,347)	919	(3,428)
Balance as of September 30, 2026	$18,716	$6,437	$25,153

(*)	As of September 30, 2026 and December 31, 2025, $773 and $449, respectively, were included under prepaid expenses and other current assets.

(**)	During the nine months ended September 30, 2026, the Company received an extension fee of $1,000 from Scilex in consideration for the extension of the maturity of the Tranche A Note and the Tranche B Note. The extension fee is presented separately within “Financial income, net” (see Note 15) and is not included in the change in fair value above. See “Developments during the nine months ended September 30, 2026” above.

Financial income recognized in respect of the 2023 Scilex Transaction and the 2024 Refinancing for the nine and three months ended September 30, 2026 and 2025 was a loss of $3,428 and $5,895, and income of $38,457 and $34,163, respectively.

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

On July 1, 2026, the Company amended the Profit Sharing Loan Agreement to increase the total loan amount to NIS 8,986 thousands ($3,016), including amounts previously advanced to the Borrower. On July 2, 2026, the Company funded an additional NIS 3,042 thousands ($1,013). In addition, the Company’s entitlement upon completion of the Project was amended to the greater of: (i) 20% annual interest on the outstanding loan principal or (ii) 60% of the project profits.

On September 9, 2026, the Company provided a bank guarantee in the amount of NIS 2,000 thousands ($663), valid until March 1, 2027. As security for the guarantee, the bank placed a lien on the Company’s entire U.S. dollar bank deposit in the amount of $868, which is presented as a restricted deposit within prepaid expenses and other current assets.

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

As of September 30, 2026 and December 31, 2025, the fair value of the Profit Sharing Loan Agreement, including the additional amounts advanced thereunder, was $3,338 and $1,890, respectively.

Financial income (loss) recognized in respect of the Profit Sharing Loan Agreement was income of $193 and $196 for the nine and three months ended September 30, 2026, respectively. In the corresponding 2025 periods, the Company recognized income of $161 and $64, respectively.

c.	Ruby Sapphire II

On December 29, 2025, the Company entered into an agreement and committed to invest NIS 7,000 thousands ($2,185) as a limited partner in Ruby Capital Investment Fund Sapphire II, Limited Partnership (“Ruby Sapphire II”), an Israeli private investment fund. The Company’s commitment may be drawn down over time in accordance with the fund’s partnership agreement, and the investment is subject to the risks inherent in private investment funds, including illiquidity and the potential loss of invested capital. On February 5, 2026, the Company funded NIS 1,556 thousands ($499) under this commitment. As of September 30, 2026, no additional amounts had been funded.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 4 - INVESTMENTS, AT FAIR VALUE (continued):

c.	Ruby Sapphire II (continued):

The Company has elected the fair value option, in accordance with ASC Topic 825, Financial Instruments, to measure its investment in Ruby Sapphire II. The fair value is determined based on the Company’s pro-rata share of the fund’s net asset value as reported by the fund on a quarterly basis (with a one-quarter lag). As of September 30, 2026, the fair value of the investment in Ruby Sapphire II was $449. Financial loss recognized in respect of the Ruby Sapphire II for the nine and three months ended September 30, 2026 was $50 and $15, respectively.

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

The Company has elected the fair value option, in accordance with ASC Topic 825, Financial Instruments, to measure its investment in 83 Wythe Loan. The fair value of the investment is determined using a discounted cash flow methodology, based on estimated contractual cash flows and a market-based discount rate. As of September 30, 2026, the fair value of the investment in the 83 Wythe Loan was $2,341. Financial loss recognized in respect of the 83 Wythe Loan for the nine months and three months ended September 30, 2026 was $159 and $41, respectively.

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

The Company has elected the fair value option, in accordance with ASC Topic 825, Financial Instruments, to measure its investment in Warren at Bay Loan. The fair value of the investment is determined using a discounted cash flow methodology, based on estimated contractual cash flows and a market-based discount rate. As of September 30, 2026, the fair value of the investment in the Warren at Bay Loan was $2,703. Financial loss recognized in respect of the Warren at Bay Loan for the nine months and three months ended September 30, 2026 was $265 and $23, respectively. During the nine months ended September 30, 2026, the Company received interest payments of $32 in respect of the Warren at Bay Loan.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 5 - INVESTMENT IN REAL ESTATE

Real Estate – Castel

In January 2025, the Company entered into an agreement to acquire a parcel of land in Mevaseret Zion, Israel for a total purchase price of NIS 5,800 thousands ($1,586), payable in installments. As of September 30, 2026, the Company had paid the full purchase price. The Company intends to pursue value-enhancing activities in connection with the land, with the goal of increasing its potential return upon future sale. The total paid amount, together with capitalized transaction costs, is included under “Investment in real estate”, which amounted to $1,922 as of September 30, 2026.

NOTE 6 - LOAN TO AN EQUITY METHOD INVESTEE

On October 8, 2024, the Company and certain other investors (the “Additional Holders of Note B”) entered into a refinancing agreement with Scilex, pursuant to which the parties were granted rights to receive royalties from certain Scilex products. In connection with these rights, the Additional Holders of Note B incorporated RoyaltyVest Ltd. (“RoyaltyVest”) in the British Virgin Islands on January 2, 2025, and on February 12, 2025, transferred 50% of its issued and outstanding capital stock to the Company. As of September 30, 2026, the fair value of the loan to RoyaltyVest was $4, compared to $553 as of December 31, 2025. During the nine and three months ended September 30, 2026, the Company recognized losses of $549 and $444, respectively, from the revaluation of the loan, which are presented within “Financial income, net” (see Note 15).

There are no guarantees or commitments related to RoyaltyVest. Since the loan is measured at fair value, it is not subject to impairment assessment, and the decrease in its carrying value reflects changes in its fair value. In addition to its original investment, the Company uses RoyaltyVest as a potential investment vehicle for additional transactions conducted in collaboration with the other shareholders.

As such, on March 4, 2025, the Company entered into a loan agreement with RoyaltyVest pursuant to which the Company made a loan to RoyaltyVest in the amount of $7,000 to purchase shares of BioXcel Therapeutics, Inc. (Nasdaq: BTAI) (“BioXcel”). The loan is non-interest bearing and is non-recourse to the BioXcel shares, with repayment of principal and yield to be made from the proceeds of sales of BioXcel shares and warrants. The Company has elected the fair value option to measure the loan and accordingly presents it at fair value. During the year ended December 31, 2025, the Company received $6,251 of principal repayments from BioXcel share sales. No principal repayments were received during the nine months ended September 30, 2026.

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

In March 2025, the Company also entered into an additional loan agreement in the amount of $5,000, secured by the same lien. In April 2025, the Company loaned an aggregate amount of $26,921 under the two loan agreements.

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

In connection with the Loan Extension, the additional party was removed from the loan agreement and related security documents, and the Company refunded a $500 deposit previously received in May 2025.

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

As of September 30, 2026 and December 31, 2025, the fair value of the loan was $37,883 and $27,943, respectively. The loan was included within “Investments at fair value” as a long-term asset and a current asset, respectively, in the consolidated balance sheets.

Financial income recognized in respect of the loan agreement for the nine months and three months ended September 30, 2026 was $9,441 and a loss of $537, respectively, compared to income of $853 and $418, respectively, in the corresponding 2025 periods. The changes mainly reflect fluctuations in the exchange rate of the NIS against the U.S. dollar.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 8 - INVESTMENT IN ASSOCIATE AT FAIR VALUE

a.	Investment in Associate at Fair Value – Alpha Tau

On April 24, 2025, the Subsidiary entered into a share purchase agreement with Alpha Tau (“Alpha Tau SPA”), pursuant to which the Subsidiary purchased 14,110,121 (16.65%) ordinary shares, no par value per share, of Alpha Tau in a registered direct offering at a price of $2.612 per share, for an aggregate purchase price of $36,900. The closing of the transaction occurred on April 28, 2025. In connection with the investment, the Subsidiary has the right to nominate two out of eight directors to Alpha Tau’s board of directors, subject to certain conditions. In addition, since the Alpha Tau SPA date and until September 30, 2026, the Company purchased an additional 359,214 shares of Alpha Tau for an aggregate amount of $1,256.

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

The following presents summarized financial information related to Alpha Tau for the nine months ended September 30, 2026, based on the most recent information available from the underlying investment.

nine months ended September 30, 2026
Net loss	$103,128

As of September 30, 2026 and December 31, 2025, the fair value of the Company’s investment in Alpha Tau ordinary shares was $215,739 and $71,623, respectively.

The fair value of the Alpha Tau ordinary shares held by the Company was determined by reference to the closing price of Alpha Tau’s ordinary shares, which was $14.91 as of September 30, 2026 and $4.95 as of December 31, 2025.

As of each of September 30, 2026 and December 31, 2025, the Company held approximately 17% of the voting interest in Alpha Tau’s ordinary shares.

The Alpha Tau Warrants issued under the Services Agreement are accounted for as a separate transaction from the Alpha Tau SPA. The fair value of the warrants is calculated based on Black-Scholes model.

 ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 8 - INVESTMENT IN ASSOCIATE AT FAIR VALUE (continued):

a.	Investment in Associate at Fair Value – Alpha Tau (continued):

The following table summarizes the assumptions and estimates used to value the Alpha Tau Warrants as of September 30, 2026 and December 31, 2025:

	As of
Parameters and Assumptions	September 30, 2026	December 31, 2025
Share Price	$14.91	$4.95
Exercise Price	$3.47-3.9	$3.47-3.9
Expected Term	1.07	1.81
Volatility	58.62%	49.04%
Risk Free Rate	4.54%	3.47%
Dividend Rate	0%	0%

As of September 30, 2026, and December 31, 2025, the fair value of the Alpha Tau Warrants was $36,626 and $6,242, respectively.

For the nine and three months ended September 30, 2026, the Company recognized an unrealized gain of $174,500 and $41,083, respectively, on its investment in Alpha Tau, which was recorded within “financial income, net” in the consolidated statement of comprehensive income.

b.	Investment in Associate at Fair Value – Lifeward

1.	Investment

Investment in associate at fair value- Lifeward

In connection with the Lifeward Ordinary Shares (see Note 1 above), the Company received an aggregate of 1,250,363 Lifeward ordinary shares, representing 45% of Lifeward’s outstanding ordinary shares as of the Lifeward Closing Date.

Measurement of the Cost of the Investment

In accordance with ASC 610-20, the cost of the investment was measured at the fair value of the consideration received on Lifeward Closing Date. The fair value of the Lifeward Ordinary Shares received was determined by reference to the closing price of the Lifeward Ordinary Shares on the Nasdaq Capital Market on the Lifeward Closing Date. The resulting initial carrying value of the investment was $8,165.

The fair value of the Lifeward Ordinary Shares is determined based on the quoted price of the Lifeward Ordinary Shares. As of September 30, 2026, the fair value of the Lifeward Ordinary Shares was $8,252 and is presented within “Investment in associate at fair value- Lifeward” as a long-term asset in the consolidated balance sheet.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 8 - INVESTMENT IN ASSOCIATE AT FAIR VALUE (continued):

b.	Investment in Associate at Fair Value – Lifeward (continued):

1.	Investment (continued):

For the nine months and three months ended September 30, 2026, the Company recognized an unrealized gain of $87 and an unrealized loss of $1,325, respectively, on its Investment in Ordinary Shares, which was recorded within “financial income, net” in the consolidated statement of comprehensive income.

2.	Pre-Funded Warrants and Share Purchase Warrants

In connection with the Share Purchase Agreement (see note 1 above), the following components issued by Lifeward to the Company are measured at fair value:

A&R Pre-Funded Warrants

The fair value of the A&R Pre-Funded Warrants is determined based on the quoted price of the Lifeward Ordinary Shares, and is classified as a Level 2 fair value measurement. As of September 30, 2026, the fair value of the A&R Pre-Funded Warrants was $6,640 and is presented within “Investment in associate at fair value- Lifeward” as a long-term asset in the consolidated balance sheet.

A&R Warrants

The fair value of the A&R Warrants is determined using a Black-Scholes option pricing model, adjusted to reflect probability-weighted scenarios considered by management, and is classified as a Level 3 fair value measurement. As of September 30, 2026, the fair value of the A&R Warrants was $1,675 and is presented within “Investments at fair value” as a long-term asset in the consolidated balance sheet.

The following table summarizes the assumptions and estimates used to value the A&R Warrants as of March 25, 2026 and September 30, 2026:

Parameters and Assumptions	September 30, 2026	March 25, 2026
Share Price	$6.60	$6.53
Exercise Price	5.40	5.40
Expected Term	4.48	5.00
Volatility	77.65%	85.33%
Risk Free Rate	4.17%	3.97%
Dividend Rate	0%	0%

For the nine and three months ended September 30, 2026, the Company recognized an unrealized gain of $3,655 and loss of $1,448, respectively, on its investment in A&R Pre-Funded Warrants and A&R Warrants, which were recorded within “financial income, net” in the consolidated statement of comprehensive income.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 8 - INVESTMENT IN ASSOCIATE AT FAIR VALUE (continued):

b.	Investment in Associate at Fair Value – Lifeward (continued):

3.	Lifeward Revenue Share

In connection with the Lifeward Revenue Share (see Note 1 above), the estimate is based on Oramed’s forecast. As of September 30, 2026, the balance related to the Lifeward Revenue Share amounted to $472 and is presented within “Prepaid expenses and other current assets” in the consolidated balance sheet.

4.	Convertible Note

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

On February 12, 2026, the Company agreed to provide Lifeward with an additional secured promissory note with an initial principal amount of $525, which could be increased up to an aggregate principal amount of $1,500, bearing interest at 24% per annum and secured by a lien on Lifeward’s cash. As of the Lifeward Closing Date, the Company had funded $1,025 under the additional note.

On the Lifeward Closing Date, the outstanding balance of the Secured Promissory Note and the additional note, including accrued interest thereon, were converted into the Initial Note. The Company funded the remaining principal amount of the Initial Note through an additional cash payment of $4,398. In connection with the transaction, the Company recognized a loss of $1,459, reflecting the partial reversal of the fair value gain recognized on the Secured Promissory Note during 2025. The loss is presented within “Revaluation of Lifeward” under financial income, net (see note 15).

Initial Note

The valuation of the Initial Note and A&R Note was performed based on a binomial model, using a discount rate of 32%, adjusted to reflect probability-weighted scenarios considered by management over the expected term of the instrument.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 8 - INVESTMENT IN ASSOCIATE AT FAIR VALUE (continued):

b.	Investment in Associate at Fair Value – Lifeward (continued):

4.	Convertible Note (continued)

The following table summarizes the assumptions and estimates used to value the Initial Note as of March 25, 2026 and the A&R Note as of September 30, 2026:

Parameters and Assumptions	September 30, 2026	March 25, 2026
Share Price	$6.60	$6.53
Exercise Price	5.40	5.40
Expected Term	2.48	3.00
Volatility	89.42%	88.97%
Risk Free Rate	4.13%	3.85%
Yield	32%	32%

Note Warrants

The fair value of the Note Warrants is determined using a Black-Scholes option pricing model, adjusted to reflect probability-weighted scenarios considered by management over the expected term of the instrument.

The assumptions and estimates used to value the Note Warrants as of March 25, 2026 and September 30, 2026 are the same as those used to value the Share Purchase Warrants.

As of September 30, 2026, the fair value of the A&R Note and the Note Warrants was $7,857. The fair value of the Initial Note and the Note Warrants was $9,001 on March 25, 2026, the Lifeward Closing Date. The A&R Note and the Note Warrants are presented within “Investments at fair value” as a long-term asset in the consolidated balance sheet as of September 30, 2026.

As of September 30, 2026, the fair values of the Additional Notes and the Additional Note Warrants were immaterial.

For the nine and three months ended September 30, 2026, the Company recognized an unrealized loss of $1,144 and $1,154, respectively, on its investment in the Initial Note and the Note Warrants, which were recorded within “financial income, net” in the consolidated statement of comprehensive income.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 8 - INVESTMENT IN ASSOCIATE AT FAIR VALUE (continued):

b.	Investment in Associate at Fair Value – Lifeward (continued):

5.	Financial information related to Lifeward

The following presents summarized financial information related to Lifeward for the six-month period ended June 30, 2026, based on its publicly available financial information as of November 12, 2026. Lifeward is a publicly traded company listed on the Nasdaq Capital Market, and its financial information is based on publicly available filings.

Six months ended June 30, 2026
Net loss	$22,312

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

a.	Clinical Research Organization Services Agreement

On September 23, 2024, the Subsidiary entered into a Clinical Research Organization Services Agreement with a third party to retain it as a clinical research organization (the “CRO”). The services covered by the agreement include strategic planning, expert consultation, data processing, regulatory, clerical, project management and other research and development services requested by the Company in connection with its Phase 3 clinical trial. As consideration for these services, the Company is obligated to pay the CRO an aggregate amount of up to $11,577 over the term of the engagement, payable upon the achievement of specified milestones, of which $54 was recognized in research and development expenses during the nine months ended September 30, 2026.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued):

b.	LEASES:

The Company has various operating leases for office space and vehicles that expire through 2032.

On August 1, 2026, the Company extended the lease of the second floor of its offices in Israel from January 31, 2027 to January 31, 2032. As a result, the Company recorded an increase of approximately NIS 2,497 thousand ($817) in both the operating right-of-use asset and the operating lease liability.

Below is a summary of the Company’s operating right-of-use assets and operating lease liabilities as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Operating right-of-use assets	$1,434	$750

Operating lease liabilities, current	303	285
Operating lease liabilities long-term	1,227	540
Total operating lease liabilities	$1,530	$825

Lease payments for the Company’s right-of-use assets over the remaining lease periods as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026	December 31, 2025
2026	93	332
2027	402	192
2028	389	163
2029	382	157
2030 and thereafter	529	104
Total undiscounted lease payments	1,795	948
Less: Interest*	(265)	(123)
Present value of lease liabilities	$1,530	$825

Future lease payments were discounted by 6%-7% and 3%-7% interest rates as of September 30, 2026 and December 31, 2025, respectively.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued):

c.	INVESTMENT COMMITMENT – RUBY SAPPHIRE II:

As described in Note 4, on December 29, 2025, the Company committed to invest NIS 7,000 thousands ($2,185) as a limited partner in Ruby Sapphire II. As of September 30, 2026, the Company had funded NIS 1,556 thousands ($499) under this commitment, and the remaining unfunded commitment amounted to approximately NIS 5,444 thousands ($1,777).

d.	LIFEWARD ADDITIONAL NOTES:

As described in Note 1, under the Lifeward Notes Purchase Agreement, Lifeward has the right to require the Company to fund Additional Notes in an aggregate principal amount of $9,000, together with the Additional Note Warrants, upon the occurrence of certain conditions. As of September 30, 2026, none of these conditions had been satisfied and the Additional Notes had not been funded.

NOTE 10 – OTHER NON-MARKETABLE EQUITY SECURITIES:

	September 30, 2026	December 31, 2025
Diasome	$3,524	$3,524
Hopec Pharma Ltd. (1)	500	-
Other	400	100
	$4,424	$3,624

(1)	Hopec Pharma Ltd.

In May 2026, the Company entered into a Simple Agreement for Future Equity (the “SAFE”) with Hopec Pharma Ltd. (“Hopec”), pursuant to which the Company agreed to invest up to $1,000 in Hopec. The Company invested $500 upon entering into the SAFE and, at the Company’s discretion, may invest an additional $500 following receipt of written notice of the successful results from the Week 14 cystoscopy assessment of the third patient in the first cohort of Hopec’s clinical study.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Composition:

	September 30, 2026	December 31, 2025
Accounts payable	$125	$443
Payroll and related accruals	382	755
Income tax	5,549	3,286
Accrued liabilities – Legal Fee	765	1,084
Accrued liabilities – Other	474	633
	$7,295	$6,201

NOTE 12 - STOCKHOLDERS’ EQUITY:

a.	Stock -based compensation

Below is a table summarizing all the grants of restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) to employees made during the nine months ended September 30, 2026.

	No. of RSUs and RSAs granted	Exercise price	Vesting period		Fair value at grant (*)
Employees	2,120,056	-	(**	)	$9,585

(*)	The RSUs’ and RSAs’ fair value is based on the Company’s share price on the Nasdaq Capital Market on the grant dates.

(**)	Includes 490,341 RSUs and 1,629,715 RSAs. Of the RSUs, 478,341 vest in 8 equal quarterly installments starting April 1, 2026, and 12,000 vest as follows: 4,000 on January 1, 2027 and the remaining 8,000 in 8 equal quarterly installments starting April 1, 2027. For the RSAs’ vesting terms, see below.

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

During January 2026, the applicable market condition related to 166,000 PSUs previously granted to the Company’s executive officers was satisfied. As a result, the Company recognized stock-based compensation expense of $469 during the nine months ended September 30, 2026, based on the fair value determined using the quoted closing market share price of $2.85 on the Nasdaq Capital Market on the date of grant.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 12 - STOCKHOLDERS’ EQUITY (continued):

a.	Stock -based compensation (continued)

Net-Settlement of RSUs

In March 2026, an aggregate of 959,803 RSUs that had vested in prior years, originally granted to executives under Section 3(i) of the Israeli Income Tax Ordinance, were settled on a net-settlement basis for tax withholding purposes. As a result, 479,902 RSUs were withheld and returned to the Company’s equity incentive plan pool, and 479,901 shares of common stock were issued to the executives. The cash settlement of the related withholding tax obligation, in the aggregate amount of $1,750, is reflected within “Tax withholdings related to stock-based compensation settlements” in the consolidated statements of changes in stockholders’ equity. This amount includes an additional tax payment of $231 made in April 2026 following an adjustment of the related tax withholding obligation.

In May 2026, an aggregate of 59,625 RSUs that had vested, originally granted to executives under Section 3(i) of the Israeli Income Tax Ordinance, were settled on a net-settlement basis for tax withholding purposes. As a result, 29,813 RSUs were withheld and returned to the Company’s equity incentive plan pool, and 29,812 shares of common stock were issued to the executives. The cash settlement of the related withholding tax obligation, in the amount of $121, is reflected within “Tax withholdings related to stock-based compensation settlements” in the consolidated statements of changes in stockholders’ equity.

In July 2026, an aggregate of 41,875 RSUs that had vested, originally granted to executives under Section 3(i) of the Israeli Income Tax Ordinance, were settled on a net-settlement basis for tax withholding purposes. As a result, 20,938 RSUs were withheld and returned to the Company’s equity incentive plan pool, and 20,937 shares of common stock were issued to the executives. The cash settlement of the related withholding tax obligation, in the amount of $88, is reflected within “Tax withholdings related to stock-based compensation settlements” in the consolidated statements of changes in stockholders’ equity.

Exercise of Stock Options

In July 2026, options to purchase 50,000 shares of the Company’s common stock were exercised at an exercise price of $3.69 per share, for aggregate cash proceeds of $184. The proceeds are reflected within “Exercise of stock options” in the consolidated statements of changes in stockholders’ equity and within “Proceeds from exercise of stock options” in the consolidated statements of cash flows.

ORAMED PHARMACEUTICALS INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share data)
(UNAUDITED)

NOTE 12 - STOCKHOLDERS’ EQUITY (continued):

a.	Stock -based compensation (continued)

RSAs granted

On September 24, 2026, the Company granted 1,629,715 RSAs to executive officers of the Company. The RSAs were issued as shares of the Company’s common stock on the grant date and are subject to forfeiture until vested. Holders of unvested RSAs are entitled to nonforfeitable dividends.

Of the RSAs granted, 1,031,734 vested immediately on the grant date, and the remaining 597,981 vest in 8 equal quarterly installments starting October 1, 2026 and ending July 1, 2028. The total fair value of these RSAs on the date of grant was $7,806, using the quoted closing market share price of $4.79 on the Nasdaq Capital Market on the date of grant.

Of the RSAs granted presented above, 633,077 fully vested RSAs were granted to three executive officers in exchange for the cancellation of an aggregate of 1,418,499 outstanding stock options held by them (the “Option Exchange”). The number of RSAs granted in the Option Exchange was determined based on the fair value of the cancelled options. The Option Exchange was accounted for as a modification in accordance with ASC 718, “Compensation—Stock Compensation”. Because the fair value of the RSAs granted did not exceed the fair value of the cancelled options immediately before the modification, the Option Exchange did not result in incremental compensation cost.

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

During the nine months ended September 30, 2026, the Company paid dividends of $10,061 to its shareholders, together with dividend equivalents of $433 to RSU holders and $5 to warrant holders. In addition, dividend equivalents of $5 were forfeited in connection with the forfeiture of the underlying RSUs upon a director’s departure.

As of September 30, 2026, dividends payable of $366 were recorded in the consolidated balance sheets.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 13 - INCOME PER SHARE OF COMMON STOCK:

The following table summarizes the calculation of basic and diluted income per common stock (in thousands, except for share and per share amounts):

	Nine months ended		Three months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Basic income per common stock (numerator):
Net income	134,876	54,041	18,410	48,395
Adjustment for earnings allocated to participating unvested RSAs	(50)	-	(20)	-
Net income applicable to common stock – basic	134,826	54,041	18,390	48,395
common stock (denominator):
Weighted average number of common stock – basic	41,168,426	41,569,359	41,664,380	41,756,301
Basic income per common stock	3.28	1.30	0.44	1.16

Diluted income per common stock (numerator):
Net income	134,876	54,041	18,410	48,395
Adjustment for earnings allocated to participating unvested RSAs	(48)		(19)
Net income applicable to common stock – Diluted	134,828		18,391
common stock (denominator):
Weighted average number of common stock – basic	41,168,426	41,569,359	41,664,380	41,756,301
Diluted effect of Options, RSUs, PSUs and RSAs	1,336,010	1,400,160	1,350,937	1,018,203
Weighted average number of common stock – diluted	42,504,437	42,969,519	43,015,317	42,774,504
Diluted income per common stock	3.17	1.26	0.43	1.13

For the nine months and three months ended September 30, 2026, options to purchase common stock and warrants totaling 1,461,128 and 1,766,617, respectively were excluded from the calculation of diluted income per common stock, as their effect was antidilutive. For the nine months and three months ended September 30, 2025, options to purchase common stock and warrants totaling 1,410,533 and 1,469,908, respectively were excluded from the calculation of diluted income per common stock, as their effect was antidilutive.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 14 – OTHER INCOME, NET:

	Nine months ended		Three months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Alpha Tau Warrants and Services Agreement	$1,256	$665	$409	$408
Clinical Trial Management Agreement	270	-	78	-
Capital Gain from Sale of IP	5,821	-	-	-
Medicox License Agreement	2,000	-	-	-
Total Other Income, Net	9,347	665	487	408

NOTE 15 - FINANCIAL INCOME, NET:

	Nine months ended		Three months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revaluation of investments:
Revaluation of Scilex, net (see note 4)	(3,428)	38,457	(5,895)	34,163
Revaluation of Hapisga, net (see note 7)	9,441	853	(537)	418
Revaluation of Alpha Tau, net (see note 8)	174,500	29,691	41,083	22,306
Revaluation of RoyaltyVest loan, net (see note 6)	(549)	294	(444)	1,324
Revaluation of Profit Sharing Loan Agreement (see note 4)	193	161	196	64
Revaluation of Ruby Capital (see note 4)	(50)	-	(15)	-
Revaluation of Lifeward (see note 8) (1)	1,140	-	(3,927)	-
Revaluation of 83 Wythe Loan and Warren at Bay Loan (see note 4)	(424)	-	(64)	-
Revaluation of Marketable Securities (see note 3)	(1,911)	2,786	147	2,686
	$178,912	$72,242	$30,544	$60,961
Loan extension fee income – Scilex (see note 4)	1,000	-	1,000	-
Interest Income	524	2,135	150	510
Exchange rate	(127)	106	(81)	(8)
Other	180	(205)	284	7
	180,489	74,278	31,897	61,470

(1)	For the nine months ended September 30, 2026, includes revaluation gains of $88 on the Lifeward shares and $3,655 on the Lifeward warrants, offset by a revaluation loss of $1,144 on the Initial Note and a loss of $1,459 recognized upon the conversion of the Secured Promissory Note and the additional note into the Initial Note.

For the three months ended September 30, 2026, includes revaluation losses of $1,325 on the Lifeward shares and $1,448 on the Lifeward warrants, and a revaluation loss of $1,154 on the Initial Note (see note 8).

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 16 - TAXES ON INCOME:

The following table summarizes the Company’s taxes on income:

	Nine months ended		Three months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Current taxes on income	$2,205	$3,599	$(724)	$3,141
Deferred taxes on income (*)	42,226	7,921	10,594	7,921
Total taxes on income	44,431	11,520	9,870	11,062

(*)	The increase in deferred taxes on income was mainly related to the increase of the fair value investment in Alpha Tau.

NOTE 17 - SEGMENT REPORTING:

The Company’s Chief Executive Officer, serving as the Chief Operating Decision Maker (CODM), evaluates operational performance and makes resource allocation decisions based on net income, which is reported in the consolidated statements of comprehensive income. The Company has determined that it operates in a single reportable segment.

The CODM uses consolidated net income to assess segment performance and to decide how to allocate resources, including to the Company’s investment activities. The Company’s investment activities are managed as part of its single reportable segment, and income and expenses related to these investments are presented within “Financial income, net” in the consolidated statements of comprehensive income.

The significant segment expenses and other segment items regularly provided to the CODM are research and development expenses, general and administrative expenses (including stock-based compensation), other income, net, financial income, net and taxes on income, each as presented in the consolidated statements of comprehensive income. The measure of segment assets is total consolidated assets, as reported in the consolidated balance sheets.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 18 - RELATED PARTY TRANSACTIONS:

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

Effective as of July 1, 2024, the monthly consulting fee of the Chief Scientific Officer is NIS 134,550 ($37).

On April 1, 2025, the Company entered into a new consulting agreement with KNRY, whereby the Chief Scientific Officer, through KNRY, provides services as Chief Scientific Officer of the Company. The agreement is terminable by either party upon 140 days prior written notice. The agreement provides that KNRY will be reimbursed for reasonable expenses incurred in connection with performance of the agreement. Under the agreement, the initial monthly consulting fee of the Chief Scientific Officer was NIS 67,275 ($18). Pursuant to the agreement, KNRY and the Chief Scientific Officer each agreed that during the term of the agreement and for a 12-month period thereafter, neither of them will compete with the Company nor solicit employees of the Company.

Effective as of January 1, 2026 and September 1, 2026, the monthly consulting fee of the Chief Scientific Officer was increased to NIS 71,648 ($22) and NIS 82,395 ($27), respectively.

On April 1, 2025, the Company, through the Subsidiary, also entered into an employment agreement with the Chief Scientific Officer, pursuant to which the initial gross monthly salary of the Chief Scientific Officer was NIS 51,750 ($14) in consideration for her services as Chief Scientific Officer of the Subsidiary. The Chief Scientific Officer is also provided with a phone and a company car pursuant to the terms of her agreement.

Effective as of January 1, 2026 and September 1, 2026, the gross monthly salary of the Chief Scientific Officer was increased to NIS 55,114 ($17) and NIS 63,381 ($21), respectively.

b. President and Chief Executive Officer

On July 1, 2024, the Company entered into a consulting agreement with Shnida Ltd. (“Shnida”), whereby the Company’s President and Chief Executive Officer, through Shnida, provides services as President and Chief Executive Officer of the Company. The agreement is terminable by either party upon 140 days prior written notice. The agreement provides that Shnida will be reimbursed for reasonable expenses incurred in connection with performance of the agreement. Under the agreement, the initial monthly consulting fee of the President and Chief Executive Officer was NIS 111,349 ($31). Pursuant to the agreement, Shnida and the President and Chief Executive Officer each agreed that during the term of the agreement and for a 12-month period thereafter, neither of them will compete with the Company nor solicit employees of the Company.

ORAMED PHARMACEUTICALS INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share data)

(UNAUDITED)

NOTE 18 - RELATED PARTY TRANSACTIONS (continued):

b. President and Chief Executive Officer (continued)

Effective as of January 1, 2026 and September 1, 2026, the monthly consulting fee of the President and Chief Executive Officer was increased to NIS 118,587 ($37) and NIS 149,169 ($50), respectively.

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

Effective as of January 1, 2026, the gross monthly salary of the President and Chief Executive Officer was increased to NIS 63,186 ($20).

c. Alpha Tau

The Company holds an investment in Alpha Tau that grants it significant influence over the investee and, accordingly, Alpha Tau is a related party of the Company. For details regarding the Services Agreement with Alpha Tau and the income recognized thereunder, see Note 2e1.

d. OraTech

Following the closing of the Lifeward transaction, OraTech is a subsidiary of Lifeward, in which the Company holds an investment (see Note 8) and, accordingly, OraTech is a related party of the Company. For details regarding the Clinical Trial Management Agreement with OraTech and the amounts charged and recognized thereunder, see Note 2e3.

e. Lifeward

The Company holds an investment in Lifeward that grants it significant influence over the investee (see Notes 2g1 and 8b) and, accordingly, Lifeward is a related party of the Company. For details regarding the Lifeward Revenue Share and the balance recognized thereunder, see Note 8b3.

NOTE 19 - SUBSEQUENT EVENTS:

a.	Investment in Scilex

On October 16, 2026, the Company and Scilex entered into a letter agreement (the “Extension Agreement”) extending the date for payment in full of all obligations under the Tranche A Note and the Tranche B Note to November 2026, in consideration of a non-refundable extension fee of $1,000 that does not reduce the amounts outstanding under the notes. Of the fee, $250 was received upon execution and $750 is payable in November 2026.

b.	Net-Settlement of RSUs

In October 2026, an aggregate of 41,875 RSUs that had vested, originally granted to executive under Section 3(i) of the Israeli Income Tax Ordinance, were settled on a net-settlement basis for tax withholding purposes. As a result, 20,938 RSUs were withheld and returned to the Company’s equity incentive plan pool, and 20,937 shares of common stock were issued to the executives. The related withholding tax obligation, in the amount of $88, was settled in cash by the Company.

c.	Guarantee of MAR Bailey Avenue LLC Loan

The Company entered into an agreement with MAR Development LLC (“MAR”) to establish a joint venture with MAR for the development of self-storage projects. As of November 12, 2026, the Company had invested $515 in connection with these agreements. On November 6, 2026, the Company, together with the principals of MAR, entered into a joint and several guaranty of 100% of a $9,000 mortgage loan from Fieldpoint Private Bank & Trust to MAR Bailey Avenue LLC, stepping down to 25% upon satisfaction of a debt service coverage ratio, as well as a completion guaranty and an environmental indemnity. Any amounts paid by the Company under these guarantees are subject to indemnification by MAR, its principals and certain of its affiliates. As of November 12, 2026, no event has occurred that would require the Company to make any payment under these guarantees.

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

Recent Developments

Investment in Scilex

On October 16, 2026, we entered into a letter agreement with Scilex extending the date for payment in full of all obligations under the Tranche A Note and the Tranche B Note to November 9, 2026. In consideration of the extension, Scilex agreed to pay us a non-refundable extension fee of $1.0 million, of which $250,000 was paid upon execution of the letter agreement and received by us and $750,000 is payable on November 9, 2026. The extension fee does not reduce the amounts outstanding under the notes. If any portion of the extension fee is not paid when due, the extension terminates automatically and all obligations under the notes become immediately due and payable. Interest under the Tranche A Note continues to accrue until paid in full.

Impact of Current Events

On October 7, 2023, the State of Israel was attacked by Hamas, a group designated as a terrorist organization by the United States, and the State of Israel subsequently declared war on Hamas. Since that time, Israel has been engaged in a multi-front armed conflict with combatants located in Gaza, the West Bank, Syria, Iran, Lebanon and Yemen. The situation in the region remains volatile and the possibility of renewed conflicts persists. As of November 12, 2026, we believe that there is no immediate risk to our business operations related to these events. For further information, see “Item 1A. Risk Factors,” under “We are affected by the political, economic and military risks of having operations in Israel” in our Annual Report.

Results of Operations

Comparison of nine and three months ended September 30, 2026 and 2025

The following table summarizes certain statements of operations data of the Company for the nine and three months ended September 30, 2026 and 2025 (in thousands of dollars except share and per share data):

	Nine months ended		Three months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues	$-	$2,000	$-	$-
Cost of revenue	-	(1,987)	-	-
Gross profit	-	13	-	-

Research and development expenses	(1,594)	(4,393)	-	(1,153)
General and administrative expenses	(8,935)	(5,036)	(4,104)	(1,274)
Operating loss	(10,529)	(9,416)	(4,104)	(2,427)

Other income, net	9,347	665	487	408
Financial income, net	180,489	74,278	31,897	61,470
Income before tax expenses	179,307	65,527	28,280	59,451
Tax expenses	(44,431)	(11,520)	(9,870)	(11,062)
Net income	134,876	54,007	18,410	48,389

Net income (loss) attributable to:
Non-controlling interests	-	(34)	-	(6)
Company’s stockholders	134,876	54,041	18,410	48,395

Basic income per share of common stock	3.28	1.30	0.44	1.16
Diluted income per share of common stock	3.17	1.26	0.43	1.13
Weighted average number of shares of common stock outstanding used in computing basic income per share of common stock	41,168,426	41,569,359	41,664,380	41,756,301
Weighted average number of shares of common stock outstanding used in computing diluted income per share of common stock	42,504,437	42,969,519	43,015,317	42,774,504

Revenues

We did not recognize any revenue in the nine months ended September 30, 2026, compared to $2,000,000 revenue recognized related to the Technology License Agreement, dated November 30, 2015, with Hefei Tianhui Biotech Co., Ltd. (“HTIT”), as amended (the “HTIT License Agreement”), for the nine months ended September 30, 2025. The decrease in recognized revenue is attributable to the full recognition of all deferred revenue under the HTIT License Agreement in prior periods.

We did not recognize any revenue in the three months ended September 30, 2026 or the three months ended September 30, 2025.

Cost of Revenues

There was no cost of revenue during the nine months ended September 30, 2026, compared to approximately $1,987,000 cost of revenue for the nine months ended September 30, 2025. Cost of revenue for the nine months ended September 30, 2025 reflected the fulfillment of our payment obligation to the Israel Innovation Authority (the “IIA”) through a remittance of approximately $2,046,000, partially offset by an expense reversal of approximately $59,000. We have no further obligations to the IIA.

There was no cost of revenue during the three months ended September 30, 2026, and three months ended September 30, 2025.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2026 decreased by 64% to approximately $1,594,000, compared to approximately $4,393,000 for the nine months ended September 30, 2025. The decrease was primarily attributable to the transfer of the POD™ technology platform activity to OraTech on March 25, 2026. Since that date, all research and development costs related to such activity have been charged to OraTech, and accordingly we recorded no research and development expenses in the second and third quarters of 2026.

There were no research and development expenses during the three months ended September 30, 2026, compared to approximately $1,153,000 for the three months ended September 30, 2025. This is due to the transfer of the POD™ technology platform activity to OraTech on March 25, 2026, following which all research and development costs related to such activity have been charged to OraTech.

General and Administrative Expenses

General and administrative expenses include the salaries and related expenses of our management, consulting expenses, legal and professional fees, travel expenses, business development expenses, insurance expenses and other general expenses.

General and administrative expenses for the nine months ended September 30, 2026, increased by 77% to approximately $8,935,000 compared to approximately $5,036,000 for the nine months ended September 30, 2025. The increase was mainly attributable to an increase of approximately $3,184,000 in non-cash stock-based compensation expenses. Excluding stock-based compensation expenses, general and administrative expenses increased by 27%, mainly due to increases in salary expenses and professional fees. Commencing in the second quarter of 2026, stock-based compensation expenses of our Chief Scientific Officer and Chief Operating Officer are recorded within general and administrative expenses rather than research and development expenses.

General and administrative expenses for the three months ended September 30, 2026, increased by 222% to approximately $4,104,000 compared to approximately $1,274,000 for the three months ended September 30, 2025. The increase was mainly attributable to an increase of approximately $2,635,000 in non-cash stock-based compensation expenses, as well as an increase in salary expenses. Commencing in the second quarter of 2026, stock-based compensation expenses of our Chief Scientific Officer and Chief Operating Officer are recorded within general and administrative expenses rather than research and development expenses.

Operating Loss

Operating loss was approximately $10,529,000 for the nine months ended September 30, 2026, compared to approximately $9,416,000 for the nine months ended September 30, 2025. The increase of approximately 12% was primarily attributable to an increase in general and administrative expenses, partially offset by a decrease in research and development expenses, as described above.

Operating loss was approximately $4,104,000 for the three months ended September 30, 2026, compared to approximately $2,427,000 for the three months ended September 30, 2025. The increase of approximately 69% was primarily attributable to an increase in general and administrative expenses, partially offset by a decrease in research and development expenses, as described above.

Other Income, Net

	Nine months ended		Three months ended
(U.S. dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Alpha Tau Warrants and Services Agreement	$1,256	$665	$409	$408
Clinical Trial Management Agreement	270	-	78	-
Capital Gain from Sale of IP to OraTech	5,821	-	-	-
Medicox License Agreement	2,000	-	-	-
Total Other Income, Net	9,347	665	487	408

On November 13, 2022, we entered into a ten-year distribution license agreement (“Medicox License Agreement”) with Medicox Co., Ltd. (“Medicox”), pursuant to which we granted Medicox an exclusive license to apply for regulatory approval and distribute ORMD-0801 in the Republic of Korea.

Following the Lifeward transaction, the expected clinical development timeline for ORMD-0801 was extended beyond the term contemplated under the Medicox License Agreement. As a result, we determined that the agreement was no longer commercially viable and that we have no remaining performance obligation thereunder. We recognized $2,000,000 income related to the Medicox License Agreement in the three months ended March 31, 2026.

Net other income was approximately $9,347,000 for the nine months ended September 30, 2026, compared to approximately $665,000 for the nine months ended September 30, 2025. The increase was primarily due to the gain on sale of IP to OraTech, income related to the Medicox License Agreement and an increase in other income related to Alpha Tau. During the nine months ended September 30, 2026, other income related to Alpha Tau amounted to approximately $1,432,000 (consisting of approximately $750,000 under the Services Agreement and approximately $682,000 in respect of the Alpha Tau Warrants), which was partially offset by IR expenses related to Alpha Tau of approximately $176,000, resulting in net other income related to Alpha Tau of approximately $1,256,000.

Net other income was approximately $487,000 for the three months ended September 30, 2026, compared to approximately $408,000 for the three months ended September 30, 2025. The increase was primarily due to income related to the Clinical Trial Management Agreement with OraTech.

Financial Income, Net

Net financial income was approximately $180,489,000 for the nine months ended September 30, 2026, compared to financial income of approximately $74,278,000 for the nine months ended September 30, 2025. The increase was primarily due to revaluation gains on the investments in Alpha Tau of approximately $174,500,000, as well as revaluation gains on the investments in Hapisga, mainly attributable to the appreciation of the NIS against the U.S. dollar, and Lifeward, and a fee received from Scilex in consideration for the extension of the maturity of the Scilex notes. The increase was partially offset by revaluation losses on the investment in Scilex of approximately $3,428,000, compared to revaluation gains of approximately $38,457,000 in the corresponding period of 2025, revaluation losses on other marketable securities and lower interest income. Financial income for the period is largely unrealized, as it primarily reflects changes in the fair value of investments we hold.

Net financial income was approximately $31,897,000 for the three months ended September 30, 2026, compared to financial income of approximately $61,470,000 for the three months ended September 30, 2025. The decrease was primarily due to revaluation losses on the investment in Scilex of approximately $5,895,000, compared to revaluation gains of approximately $34,163,000 in the corresponding period of 2025, revaluation losses on the investments in Lifeward and Hapisga, the latter mainly attributable to the depreciation of the NIS against the U.S. dollar during the quarter, and lower revaluation gains on other marketable securities. The decrease was partially offset by revaluation gains on the investments in Alpha Tau of approximately $41,083,000 and a fee received from Scilex in consideration for the extension of the maturity of the Scilex notes. Financial income for the period is largely unrealized, as it primarily reflects changes in the fair value of investments we hold.

Tax on income

During the nine months ended September 30, 2026, we recognized tax expenses on income of approximately $44,431,000 compared to tax expenses on income of approximately $11,520,000 for the nine months ended September 30, 2025. The increase in income tax expense was mainly attributable to deferred tax expense of approximately $42,226,000, primarily related to the revaluation of the investment in Alpha Tau. Current tax expense of approximately $2,205,000 was mainly attributable to the gain from the sale of IP and the Scilex transaction.

During the three months ended September 30, 2026, we recognized tax expenses on income of approximately $9,870,000 compared to tax expenses on income of approximately $11,062,000 for the three months ended September 30, 2025. Income tax expense was mainly attributable to deferred tax expense of approximately $10,594,000, primarily related to the revaluation of the investment in Alpha Tau, partially offset by a current tax benefit of approximately $724,000, which was mainly attributable to the Scilex notes.

The provision for tax on income in the interim period is determined using an estimated annual effective tax rate.

Liquidity and Capital Resources

As of September 30, 2026, we had retained earnings of approximately $11,445,000, after the distribution of a dividend of approximately $10,870,000. From our inception through September 30, 2026, we have financed our operations through several private placements of our common stock, as well as public offerings of our common stock, raising a total of approximately $255,384,000, net of transaction costs. During that period, we also received cash consideration of approximately $28,185,000 from the exercise of warrants and options. We expect to seek additional financing through similar sources in the future, as needed. As of September 30, 2026, we had approximately $28,934,000 of available cash. In addition, we hold a variety of interests in certain investments, including in Lifeward, Scilex, Alpha Tau, Hapisga and others, as further detailed in this Quarterly Report on Form 10-Q.

From inception through September 30, 2026, we have not generated significant revenues from our operations, other than the recognition of deferred revenue related to the HTIT License Agreement and the Medicox License Agreement, as described above. Following the termination of our Phase 3 clinical trials, our research and development activities were significantly reduced while we conducted a strategic review process. Following the closing of the Lifeward transaction, the development of the oral insulin platform is conducted by OraTech, and accordingly we do not expect to incur significant research and development expenses.

Based on our current cash resources and commitments, we believe we will be able to maintain our current planned activities and the corresponding level of expenditures for at least the next 12 months.

Material Cash Requirements and Commitments

Our material cash requirements from known contractual and other obligations as of September 30, 2026 consist primarily of the following:

Operating leases. Undiscounted lease payments for our office space and vehicles in Israel of approximately $1,795,000, of which approximately $93,000 is payable during the remainder of 2026, approximately $402,000 in 2027 and the balance through January 2032. See Note 9b.

Income taxes. Income taxes payable of approximately $5,549,000, which we expect to pay during 2027.

Ruby Sapphire II. An unfunded capital commitment of NIS 5,444,000 (approximately $1,777,000), payable upon capital calls by the fund's general partner during the fund's four year investment period, which runs through approximately mid 2029. The timing and amount of capital calls are not within our control.

Lifeward Additional Notes. Up to $9,000,000 of Additional Notes that Lifeward may require us to purchase upon satisfaction of either of the conditions described in Note 9d. As of the date of this report, neither condition has been satisfied, and we cannot predict whether or when either condition will be satisfied.

CRO agreement. Milestone-based payments under the CRO agreement described in Note 9a, which provides for aggregate payments of up to approximately $11,577,000, payable only upon achievement of specified milestones. In light of the change in the planned clinical protocol from a Phase 3 trial to a Phase 2 trial, we expect the agreement to be revised and its overall scope and cost to be significantly reduced.

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund these requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

Bank guarantee. On September 9, 2026, in connection with the Profit Sharing Loan Agreement, we caused a bank to issue a guarantee of NIS 2,000,000 (approximately $663,000) in favor of the financing entity that provides construction financing to the borrower, securing a portion of that financing. If the borrower fails to repay the guaranteed portion, we may be required to pay up to NIS 2,000,000 under the guarantee, which is valid until March 1, 2027. As security, the bank placed a lien on a U.S. dollar deposit of approximately $868,000, which is presented as a restricted deposit.

Variable interests in unconsolidated entities. We hold variable interests in Lifeward, a VIE of which we are not the primary beneficiary. As of September 30, 2026, our maximum exposure to loss was approximately $24,897,000, the carrying amount of our interests, plus up to $9,000,000 of Additional Notes we may be required to purchase. See Note 2f.

Guarantee entered into after September 30, 2026. On November 6, 2026, in connection with a $9,000,000 mortgage loan from Fieldpoint Private Bank & Trust to MAR Bailey Avenue LLC, the entity that owns the Bailey Avenue project and in which we hold an indirect interest through MAR Oramed JV LLC, we and the two principals of MAR Development LLC entered into a guaranty under which we jointly and severally guarantee payment of 100% of the outstanding indebtedness. Our guaranty will step down to 25% of the outstanding indebtedness once the borrower meets a 1.30x debt service coverage ratio, tested on its filed tax returns. We also entered into a completion guaranty and an environmental indemnity in favor of the lender. The loan has a seven year term. The maximum potential amount of future payments under the payment guaranty is $9,000,000 plus accrued interest and enforcement costs. MAR Development LLC, its two principals and certain of its affiliates have agreed, jointly and severally, to indemnify us for amounts we pay under these guarantees, subject to limited exceptions. As of November 12, 2026, no event has occurred that would require us to make any payment under these guarantees.

Other than as described above, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

As of September 30, 2026, our total current assets were approximately $57,376,000 and our total current liabilities were approximately $9,446,000. On September 30, 2026, we had a working capital surplus of approximately $47,930,000 and retained earnings of approximately $11,445,000. As of December 31, 2025, our total current assets were approximately $133,271,000 and our total current liabilities were approximately $19,086,000. On December 31, 2025, we had a working capital surplus of approximately $114,185,000 and an accumulated loss of approximately $123,436,000. The decrease in working capital surplus was mainly due to the reclassification of the Hapisga loan, in the amount of approximately $27,943,000, from current assets to long-term assets following the extension of its maturity to April 2028; the use of current assets to fund long-term investments, mainly the Lifeward transaction (approximately $11,924,000, including the funding of OraTech prior to the closing) and the investments in the Warren at Bay Loan, the 83 Wythe Loan and the Profit Sharing Loan Agreement; the conversion of the Lifeward convertible note of approximately $4,636,000 into the A&R Note, which is classified as a long-term asset; revaluation losses on the Scilex notes; cash used in operating activities; and an increase in income tax payable of approximately $2,263,000.

During the nine months ended September 30, 2026, cash and cash equivalents decreased to approximately $28,934,000 from approximately $45,947,000 as of December 31, 2025. The decrease was mainly due to the reasons described below.

Operating Activities

Operating activities used cash of approximately $2,689,000 in the nine months ended September 30, 2026, compared to approximately $8,679,000 used in the nine months ended September 30, 2025. Cash used in operating activities primarily consisted of cash used in general and administrative expenses, partially offset by interest received of approximately $1,170,000 and receipts from Alpha Tau.

Investing Activities

Investing activities used cash of approximately $1,986,000 in the nine months ended September 30, 2026, compared to cash provided of approximately $7,127,000 in the nine months ended September 30, 2025. Cash used in investing activities in the nine months ended September 30, 2026 consisted primarily of purchases of marketable securities, the Lifeward transaction and investments in the Warren at Bay Loan, the 83 Wythe Loan and the Profit Sharing Loan Agreement, which were partially offset by proceeds from the sale of marketable securities, redemption of short-term deposits and repayments by Scilex. Cash provided by investing activities in the nine months ended September 30, 2025 was mainly due to redemption of short-term deposits and proceeds from investments, partially offset by investments at fair value in Alpha Tau and Hapisga.

Financing Activities

Financing activities used cash of approximately $12,273,000 in the nine months ended September 30, 2026, compared to approximately $732,000 in the nine months ended September 30, 2025. Cash used by financing activities in the nine months ended September 30, 2026 consisted of the payment of dividends and tax withholdings related to stock-based compensation settlements, partially offset by proceeds from the exercise of stock options, while cash used in the nine months ended September 30, 2025 consisted of the repurchase and retirement of common stock.

Alpha Tau Transaction

On April 24, 2025, our wholly-owned subsidiary, Oramed Ltd., entered into a share purchase agreement with Alpha Tau Medical Ltd. (“Alpha Tau”), a clinical-stage oncology company developing the Alpha DaRT™ alpha-radiation cancer therapy platform, under which, and through additional purchases since then, we have in the aggregate invested approximately $38.2 million to purchase 14,469,335 Alpha Tau ordinary shares (an average price of approximately $2.64 per share), representing approximately 17% of Alpha Tau’s outstanding share capital as of November 12, 2026. Concurrently, we entered into a three-year services agreement to provide Alpha Tau investor relations and public relations services in exchange for a non-refundable fee of $3,000,000 and warrants to purchase up to 3,237,000 Alpha Tau ordinary shares at exercise prices ranging from $3.474 to $3.90 per share, subject to limited termination rights. As of September 30, 2026, the fair value of our investment in Alpha Tau, including the warrants, was approximately $252.4 million. In addition, we have the right to nominate two out of eight directors to Alpha Tau’s board of directors, subject to certain conditions.

Dual Listing on the Tel Aviv Stock Exchange and Inclusion in the TA-90 and TA-125 Indices

In August 2026, Alpha Tau’s ordinary shares became dual-listed for trading on the Tel Aviv Stock Exchange (“TASE”), in addition to the Nasdaq, where they trade under the symbol DRTS (Hebrew symbol דרטס), allowing investors to trade Alpha Tau ordinary shares in both U.S. dollars and New Israeli Shekels during the trading hours of each market.

On October 29, 2026, within months of its dual listing, Alpha Tau announced that its ordinary shares will be included in the TASE’s TA-90 and TA-125 indices, effective November 5, 2026. The TA-125 index, considered by many Israeli investors to be the benchmark index of the TASE, comprises the 35 companies in the TA-35 index and the 90 companies in the TA-90 index, and according to Alpha Tau, it will be one of only three biomedical companies included in the TA-125. Index funds that track the TA-90 and TA-125 indices are expected to add Alpha Tau ordinary shares to their holdings.

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

Clinical Development Progress

Alpha Tau is currently conducting an extensive clinical program with five concurrent FDA-approved trials in the United States, alongside additional trials in France, Italy, Israel, Japan, and planned studies in the UK. In October 2026, Alpha Tau also signed a memorandum of understanding with Samsung Medical Center in Seoul, South Korea, regarding a potential clinical trial of Alpha DaRT in pancreatic cancer patients, which would be subject to regulatory and ethics committee approvals. Alpha Tau’s U.S. clinical trials are summarized below:

●	ReSTART Pivotal Trial (Recurrent SCC Treatment with Alpha DaRT Radiation Therapy): A multi-center pivotal study in patients with recurrent cutaneous squamous cell carcinoma (cSCC), the second most common form of skin cancer. Alpha Tau has begun submitting modules of its Modular Pre-Market Approval (PMA) application to the FDA and has finished treating patients in its ReSTART pivotal trial, with top-line data from the trial expected in late 2026 or early 2027.

●	IMPACT Study (Intratumoral Pancreatic Alpha Combination Trial): A multi-center pilot study combining Alpha DaRT with chemotherapy in patients with newly diagnosed unresectable locally advanced or metastatic pancreatic adenocarcinoma. In a pooled analysis of its first-in-human trials in Canada and Israel presented at DDW 2026, Alpha DaRT showed a 100% local disease control rate with a favorable safety profile, and a pooled analysis of three Phase I/II EUS-guided studies presented at the 2026 ASCO Annual Meeting reported median overall survival longer than historical standard-of-care benchmarks across all examined sub-groups, with no treatment-related deaths. The FDA approved an IDE supplement adding a second standard-of-care regimen alongside mFOLFIRINOX and expanding enrollment. Alpha Tau completed enrollment on August 31, 2026, with 48 patients at 10 clinical centers in the United States, Canada and Israel. Initial data are targeted for early 2027 and are intended to inform the design of a planned pivotal study.

●	GBM Feasibility Study: A study in patients with recurrent glioblastoma multiforme (GBM), a highly aggressive malignant brain tumor. Alpha Tau treated the first patient in its REGAIN (Recurrent Glioblastoma Alpha-DaRT Intratumoral Therapy) trial at Ohio State University’s Comprehensive Cancer Center. Interim results from the first three patients, treated between December 2025 and March 2026, demonstrated a 100% local disease control rate and a 67% complete response rate under Response Assessment in Neuro-Oncology (RANO) criteria, with a single associated grade 3 serious adverse event that resolved and no local or distant recurrences as of the data cut-off. On June 11, 2026, following its review of a pre-specified interim safety report, the FDA cleared Alpha Tau to complete enrollment of the final seven patients (up to ten in total) and authorized two additional leading U.S. academic cancer centers to join the trial. On October 19, 2026, Alpha Tau announced that the FDA approved an IDE supplement expanding REGAIN to up to 20 patients across the three authorized U.S. centers, opening the study to patients with IDH-mutant grade 4 tumors, adding progression-free survival as a secondary endpoint and regular quality-of-life assessments, and providing for an additional interim analysis. An abstract including new REGAIN trial data has been accepted for presentation at the Society for Neuro-Oncology (SNO) 2026 Annual Meeting in November 2026. Alpha DaRT previously received FDA Breakthrough Device Designation in recurrent GBM (October 2021) and was selected for the FDA’s Total Product Life Cycle Advisory Program (TAP). Separately, in June 2026, Alpha Tau treated the first recurrent glioblastoma patient outside the United States—and the first in Israel—at Hadassah University Medical Center in Jerusalem under its broad-access ALL clinical protocol, marking the first international application of Alpha DaRT’s brain-specific delivery system.

●	Recurrent Prostate Cancer Pilot Study: A pilot study in patients with locally recurrent prostate cancer. Alpha Tau has treated prostate cancer patients in Israel and secured an FDA Investigational Device Exemption (IDE) for a U.S. trial. In June 2026, Alpha Tau entered into a strategic collaboration with Tolmar International Ltd. to commercialize Alpha DaRT for prostate cancer in the United States, as described under Regulatory and Commercial Progress below.

●	Immunocompromised cSCC Study (ADMIRE – Alpha DaRT Management for Immunocompromised patients with REcurrent cSCC): A multi-center study in immunocompromised patients with cSCC. On July 15, 2026, Alpha Tau announced the successful treatment of the first patient in the ADMIRE study, performed at Banner MD Anderson Cancer Center in Gilbert, Arizona.

In addition, Alpha Tau is engaged in pre-clinical research partnerships with leading academic institutions including Mayo Clinic, McGill University, Emory University, and MD Anderson Cancer Center, exploring combinations with immunotherapy. Alpha Tau has also reported positive results from a clinical study in Israel examining the combination of Alpha DaRT with the checkpoint inhibitor pembrolizumab (Keytruda®) for patients with locally advanced or metastatic head and neck squamous cell carcinoma. As presented at the American Head and Neck Society’s 12th International Conference on Head and Neck Cancer in July 2026, the combination produced a 100% objective response rate and a median overall survival of 18.2 months among nine evaluable patients, with no Alpha DaRT-associated serious adverse events, surpassing the study’s pre-specified threshold for success. Alpha Tau is exploring the possibility of conducting a sixth U.S. trial in this indication.

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

On June 2, 2026, Alpha Tau entered into a strategic collaboration with Tolmar International Ltd. to develop and commercialize Alpha DaRT for the treatment of prostate cancer in the United States. The agreement grants Tolmar exclusive U.S. commercialization rights for prostate cancer, with an option to expand into bladder cancer subject to additional payments. Under the collaboration, Tolmar committed an initial $15 million manufacturing investment and a $20 million equity investment at $11.99 per share (a 25% premium to the 30-day VWAP), with up to $161.5 million in clinical, regulatory and commercial milestones for the first indication. Under the collaboration, Alpha Tau will manufacture and supply Alpha DaRT to Tolmar at 60% of the onward net sales price (subject to certain adjustments).

Strategic Overview Rationale

Alpha Tau has reported clinical progress across multiple difficult-to-treat cancer types, including pancreatic cancer, head and neck cancer, and skin cancer, including a 100% local disease control rate and favorable safety profile reported in a pooled analysis of its two first-in-human pancreatic adenocarcinoma trials at DDW 2026. Alpha Tau has five concurrent FDA-approved trials in the U.S., has received its first commercial approval outside Israel, in Japan, has entered into a U.S. commercialization collaboration with Tolmar for prostate cancer, and is advancing toward a PMA submission for its pivotal skin cancer trial, Alpha Tau is entering a critical phase of clinical validation and regulatory progression. Alpha Tau’s innovative alpha-radiation platform, combined with its expanding clinical footprint across multiple solid tumor types and growing manufacturing capabilities, represents what we believe to be a compelling opportunity in the oncology therapeutics space.

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

In consideration for the acquisition of OraTech, Lifeward issued to us: (i) 1,250,363 ordinary shares of Lifeward, no par value (the “Lifeward Ordinary Shares”), representing 45.0% of the outstanding Lifeward Ordinary Shares on the Lifeward Closing Date; (ii) 1,006,113 pre-funded warrants to purchase Lifeward Ordinary Shares at an exercise price of $0.0001 per share, exercisable and with no expiration date (“Pre-Funded Warrants”); and (iii) 1,296,296 warrants to purchase Lifeward Ordinary Shares at an exercise price of $5.40 per share (“Share Purchase Warrants”). In addition, Oramed will receive revenue-sharing payments equal to 4% of the net revenue from Lifeward’s ReWalk Personal Exoskeleton products and related extended warranties for up to 10 years (“Lifeward Revenue Share”), subject to certain caps and termination events.

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

Under the Lifeward Notes Purchase Agreement, Lifeward also has the right to require us to fund a second tranche of $9,000,000 aggregate principal amount of senior secured convertible notes (“Additional Notes”, and together with the Initial Notes, “Notes”), on substantially the same terms as the Initial Notes, together with warrants to purchase up to 1,666,666 Lifeward Ordinary Shares (“Additional Note Warrants”) upon the occurrence of either of the following: (i) Lifeward’s achievement of at least a 150% increase in ReWalk unit sales compared to the trailing twelve-month period immediately preceding the additional closing; or (ii) the closing price of the Lifeward Ordinary Shares equaling or exceeding $13.80 per share for 10 consecutive trading days immediately prior to the additional closing. As of September 30, 2026, neither of the foregoing conditions had been satisfied, and accordingly, the Additional Notes had not been funded.

On June 30, 2026, Lifeward entered into an additional securities purchase agreement with certain investors, pursuant to which Lifeward agreed to issue approximately $5,600,000 aggregate principal amount of additional senior secured convertible notes. The additional investment closed in July 2026, as announced by Lifeward on July 7, 2026. In connection with such investment, the Initial Notes held by us, the Share Purchase Warrants and the Pre-Funded Warrants were amended and restated (the “A&R Note”, “A&R Warrants” and “A&R Pre-Funded Warrants”, respectively) to, among other things, provide that the notes rank pari passu with respect to the collateral securing them.

Under the terms of the Pre-Funded Warrants, the Share Purchase Warrants, the Notes and the Note Warrants, in each case as amended and restated, we may not exercise or convert any of such instruments to the extent that we, together with our affiliates, would beneficially own more than 45.0% of the outstanding Lifeward Ordinary Shares immediately after such exercise or conversion. We may, subject to certain conditions, increase the beneficial ownership limitation upon at least 61 days’ prior notice to Lifeward, subject to Lifeward’s prior consent, which consent shall not be unreasonably withheld, conditioned or delayed.

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

For the second quarter of 2026, Lifeward reported revenue of $6.6 million, an increase of 16% compared to the second quarter of 2025 and its strongest quarterly revenue performance since the fourth quarter of 2024. In August 2026, Lifeward launched a six-month pilot program with Ottobock Care, which operates more than 50 patient care clinics in the United States, to expand access to the ReWalk Personal Exoskeleton. In September and October 2026, two independent peer-reviewed studies were published reporting on the home use of the ReWalk Personal Exoskeleton by individuals with chronic spinal cord injury.

On August 31, 2026, Lifeward announced the appointment of Josh Hexter as Interim Chief Executive Officer, effective September 1, 2026, succeeding Mark Grant. On October 26, 2026, Lifeward’s board of directors appointed Ronen Tsimerman as Lifeward’s Chief Financial Officer, principal financial officer and principal accounting officer, effective November 1, 2026, succeeding Almog Adar.

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

Clinical Trial Management Agreement

In connection with the Share Purchase Agreement, we entered into a clinical trial management agreement (the “Clinical Trial Management Agreement”) with OraTech, pursuant to which we agreed to manage the clinical study of OraTech’s investigational oral insulin capsule product (the “Study”), including providing clinical trial management and administrative services through completion of the Study (the “Services”). In consideration for the Services, OraTech will reimburse us for all reasonable out-of-pocket expenses actually incurred by us in providing the Services and payments made on behalf of OraTech to third parties and vendors, such as clinical sites, if applicable, subject to certain limitations and maximum payments as set forth in the Clinical Trial Management Agreement. To the extent the actual cost of the Study exceeds the $6,500,000 funded to OraTech prior to the Lifeward Closing Date, we will bear such excess costs without additional consideration; based on our current estimates, we do not expect the actual cost of the Study to exceed that amount. The Clinical Trial Management Agreement will terminate upon completion of the Study unless earlier terminated in accordance with the terms set forth therein.

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

During the nine months ended September 30, 2026, the Company entered into significant transactions with Lifeward, which required significant management estimates in determining the fair value of financial instruments received and significant judgment in assessing variable interest entity (“VIE”) considerations in accordance with the applicable accounting guidance.

Fair value measurement of Level 3 financial instruments. Certain of our financial instruments are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), including our investments in Scilex and Hapisga, our real estate loans, our Alpha Tau warrants and the A&R Warrants, A&R Note and Note Warrants issued to us by Lifeward. Determining the fair value of these instruments requires management to apply valuation techniques that incorporate significant judgments and assumptions, such as expected volatility, expected term, discount rates, discounts for lack of marketability and, where applicable, the probability and timing of future events. Changes in these assumptions could materially affect the fair value of these instruments and the related gains or losses recognized in financial income, net.

Deferred taxes. We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in our financial statements and their respective tax bases, which arise primarily from unrealized gains on our investments measured at fair value. Measuring deferred taxes requires judgment, including with respect to the applicable tax rates, the expected manner and timing of realization of the underlying investments and the realizability of deferred tax assets, including the need for a valuation allowance.

Stock-based compensation – modification of awards. In September 2026, our Compensation Committee approved an exchange of certain outstanding stock options (the “Option Exchange”). We accounted for the Option Exchange as a modification of awards under ASC 718, which requires a comparison of the fair value of the modified awards with the fair value of the original awards immediately before the modification. These fair values are estimated using an option-pricing model that requires assumptions such as expected volatility, expected term and the risk-free interest rate. Based on this assessment, no incremental compensation cost was recognized in connection with the Option Exchange.

There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2026, other than those described above. For additional information about our significant accounting policies, refer to the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceedings against us that we believe could have an adverse effect on our business, operating results or financial condition.

ITEM 1A - RISK FACTORS

Our business, financial condition, results of operations and future growth prospects are subject to various risks, including those described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026, which we encourage you to review. Except as set forth below, there have been no material changes to the risk factors previously disclosed.

A substantial majority of our assets consists of our investment in Alpha Tau, and a decline in the market price of Alpha Tau’s ordinary shares, or our inability to sell those shares at favorable prices, would materially adversely affect our financial condition and results of operations.

As of September 30, 2026, the fair value of the Alpha Tau ordinary shares and warrants we hold was approximately $252.4 million, representing approximately 63% of our total assets. We hold 14,469,335 Alpha Tau ordinary shares, representing approximately 17% of Alpha Tau’s outstanding ordinary shares, and warrants to purchase up to 3,237,000 additional Alpha Tau ordinary shares. Alpha Tau is a clinical-stage medical device company, and the market price of its ordinary shares depends on factors outside our control. These include the results and timing of Alpha Tau’s clinical trials, including its pivotal ReSTART trial; its ability to obtain FDA marketing approval for Alpha DaRT; its ability to manufacture Alpha DaRT at commercial scale; the performance of its collaboration with Tolmar International Ltd.; its need for additional financing and the dilutive effect of any such financing; and general market conditions for small-capitalization and Israeli life sciences companies. Adverse developments in any of these areas could cause the market price of Alpha Tau’s ordinary shares, and the value of our investment, to decline significantly.

In addition, we may be unable to sell our Alpha Tau ordinary shares when we wish to, or at prices that reflect their current quoted market price. Our position is large relative to the trading volume of Alpha Tau’s ordinary shares, and a sale of a significant portion of our holdings, or the perception that such a sale may occur, could depress the market price. We have the right to nominate two of the eight members of Alpha Tau’s board of directors. As a result, we or our nominees may from time to time possess material non-public information about Alpha Tau, and we may be deemed an affiliate of Alpha Tau, so that our ability to sell Alpha Tau shares may be restricted by applicable securities laws, including Rule 144 under the Securities Act of 1933, as amended, and by our insider trading policies. Any sale of Alpha Tau shares would also likely result in substantial taxes; as of September 30, 2026, we had recorded net deferred tax liabilities of approximately $48.0 million, primarily attributable to unrealized gains on our investment in Alpha Tau.

Scilex has not paid its obligations under the Tranche A Note and the Tranche B Note when originally due, and we may be unable to recover the amounts owed to us or to realize the value of our collateral.

As of September 30, 2026, the outstanding principal balance of the Tranche A Note was approximately $7.7 million, together with accrued interest of approximately $19.6 million and an exit fee of approximately $3.1 million, and the outstanding principal balance of the Tranche B Note was approximately $8.0 million. As of that date, the aggregate fair value of our Scilex investments, including the Tranche A Note, the Tranche B Note, the Tranche B Warrants and our rights under the Royalty Purchase Agreement, was approximately $25.2 million. During the nine months ended September 30, 2026, the date for payment of Scilex’s obligations under the notes was extended several times. On October 16, 2026, we agreed to further extend the date for payment in full of all obligations under the notes to November 9, 2026, in exchange for a non-refundable extension fee of $1.0 million, of which $250,000 was paid upon execution of the letter agreement and $750,000 was payable on November 9, 2026. The discount rate of approximately 132% used to value the Tranche A Note as of September 30, 2026 reflects the significant credit risk we believe we face with respect to Scilex.

Although the Tranche A Note is guaranteed by Scilex’s domestic subsidiaries and secured by a first-priority security interest in substantially all of Scilex’s assets, enforcing our rights would likely be costly and time-consuming, and the proceeds from any sale of the collateral may be insufficient to repay the amounts owed to us. If Scilex were to become subject to bankruptcy or insolvency proceedings, our ability to collect payments or enforce our remedies would be stayed, our claims could be challenged or delayed, and we could recover substantially less than the amounts owed to us. Our ability to receive shares of Scilex common stock under the Tranche B Note and the Tranche B Warrants is also limited by a 9.99% beneficial ownership limitation. Payments under the Royalty Purchase Agreement depend on sales of ZTLido and related products. In addition, the fair value of our Scilex investments is determined using significant unobservable (Level 3) inputs and may change materially from period to period. Any failure by Scilex to pay its obligations, or any further extension, restructuring or impairment of the notes, could result in significant losses and materially adversely affect our financial condition and results of operations.

Our NIS-denominated loan to Hapisga and our other NIS-denominated assets and commitments expose us to foreign currency exchange rate fluctuations and to concentration risk.

Effective April 2, 2026, in connection with an extension of the maturity of our loan to Hapisga Project – New Talpiot Ltd. (“Hapisga”) to April 2, 2028, the principal balance of the loan was converted into New Israeli Shekels and fixed at NIS 100 million, bearing interest at 12% per annum calculated on the NIS-denominated principal. Our financial statements are presented in U.S. dollars. As a result, a depreciation of the NIS against the U.S. dollar reduces the U.S. dollar value of the loan, and such changes are recognized in our results of operations. As of September 30, 2026, the fair value of the Hapisga loan was approximately $37.9 million, representing approximately 9% of our total assets. By way of illustration, a 10% decrease in the U.S. dollar value of the NIS from its September 30, 2026 level would reduce the U.S. dollar fair value of the loan by approximately $3.8 million, before taking interest into account.

The Hapisga loan is also a significant exposure to a single borrower and a single real estate asset in Jerusalem, Israel. Our ability to recover the loan depends on Hapisga’s financial condition, the value of the property and our ability to enforce our security in Israel, which may be time-consuming and costly. We also have other NIS-denominated assets and commitments, including the Profit Sharing Loan Agreement (with a fair value of approximately $3.3 million as of September 30, 2026), our remaining unfunded commitment of approximately NIS 5.4 million to Ruby Sapphire II and a NIS 2 million bank guarantee provided in connection with the Profit Sharing Loan Agreement, as well as NIS-denominated operating expenses in Israel. Fluctuations in the NIS/U.S. dollar exchange rate, as well as adverse developments in the Israeli real estate market, could materially adversely affect the value of these assets and our results of operations.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2026, other than those previously reported in a Current Report on Form 8-K.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Guarantee of MAR Bailey Avenue LLC Loan

On November 6, 2026, the Company, together with the principals of MAR Development LLC, entered into a joint and several guaranty of 100% of a $9,000 mortgage loan from Fieldpoint Private Bank & Trust to MAR Bailey Avenue LLC, stepping down to 25% upon satisfaction of a debt service coverage ratio, as well as a completion guaranty and an environmental indemnity. MAR Development LLC, its principals and certain of its affiliates agreed to indemnify the Company for amounts paid under these guarantees.

Compensatory Arrangements of Certain Officers

On September 24, 2026, the Compensation Committee of the Board approved, and the Company and its wholly-owned subsidiary, Oramed Ltd., entered into, amendments to the consulting and employment agreements of certain of the Company’s executive officers, each effective as of September 1, 2026 unless otherwise noted, as follows:

(i)	the First Amendment to Consulting Agreement with Avi Gabay, the Company’s Chief Financial Officer, increasing his gross monthly consulting fee to NIS 55,539 (plus VAT, if applicable);

(ii)	the Second Amendment to Employment Agreement, between Oramed Ltd. and Mr. Gabay, providing that Oramed Ltd. will gross up 50% of the income tax attributable to the value of Mr. Gabay’s use of a company car until December 31, 2027;

(iii)	the Second Amendment to Employment Agreement between Oramed Ltd. and Miriam Kidron, the Company’s Chief Scientific Officer, increasing her gross monthly salary to NIS 63,381;

(iv)	the Second Amendment to Consulting Agreement with KNRY Ltd., an entity owned by Dr. Kidron, increasing the gross monthly consulting fee to NIS 82,395 (plus VAT);

(v)	the Fifth Amendment to Consulting Agreement with Shnida Ltd., an entity through which Nadav Kidron, the Company’s President and Chief Executive Officer, provides services, increasing the gross monthly consulting fee to NIS 149,169; and

(vi)	the Eighth Amendment to Employment Agreement between Oramed Ltd. and Joshua Hexter, the Company’s Chief Operating and Business Officer, increasing his full-time gross monthly salary by 15%, from NIS 86,761 to NIS 99,775, of which he is entitled to 5% (NIS 4,989) in light of his reduced position.

On August 31, 2026, Oramed Ltd. and Joshua Hexter, our Chief Operating and Business Officer entered into the Seventh Amendment to Employment Agreement, effective as of September 1, 2026, which reduced the scope of Mr. Hexter’s position to 5% of a full-time position, reduced his gross monthly salary on a pro rata basis to NIS 4,338 and cancelled his company car benefit.

In addition, on September 24, 2026, the Compensation Committee approved an exchange pursuant to which three executive officers of the Company, Nadav Kidron, Miriam Kidron and Joshua Hexter, exchanged outstanding options to purchase an aggregate of 1,418,499 shares of the Company’s common stock for an aggregate of 633,077 fully vested restricted stock awards, with the number of restricted stock awards determined based on the fair value of the cancelled options (the “Option Exchange”). For further information, see Note 12 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The foregoing descriptions are qualified in their entirety by reference to the full text of the amendments, which are filed as Exhibits 10.2 through 10.9 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Rule 10b5-1 Trading Arrangements

On August 31, 2026, Avraham Gabay, the Company’s Chief Financial Officer, adopted a written trading arrangement for the sale of shares of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (the “Rule 10b5-1 Trading Arrangement”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Mr. Gabay’s Rule 10b5-1 Trading Arrangement provides for the sale, from time to time, of up to 150,000 shares of the Company’s common stock issuable upon the vesting and settlement of previously granted RSUs and PSUs. The arrangement will terminate on the earlier of (i) December 31, 2027 and (ii) the date on which all shares subject to the arrangement have been sold.

Sales under the Rule 10b5-1 Trading Arrangement may not commence prior to the expiration of the cooling-off period required by Rule 10b5-1(c). Other than as described above, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the quarter ended September 30, 2026.

ITEM 6 – EXHIBITS

Number	Exhibit
4.1*	Form of Amended and Restated A&R Senior Secured Convertible Note.

4.2*	Form of Amended and Restated Ordinary Share Purchase Warrant.

4.3*	Form of Amended and Restated Pre-Funded Ordinary Share Warrant.

10.1*	Amendment to Profit Sharing Loan Agreement with Rabi Binyamin 4 Tama 38 Ltd., dated as of July 1, 2026.

10.2*#	First Amendment to Consulting Agreement, dated as of September 24, 2026 and effective as of September 1, 2026, by and between Oramed Pharmaceuticals Inc. and Avi Gabay.

10.3*#	Second Amendment to Employment Agreement, dated as of September 24, 2026, by and between Oramed Ltd. and Avi Gabay.

10.4*#	Second Amendment to Employment Agreement, dated as of September 24, 2026 and effective as of September 1, 2026, by and between Oramed Ltd. and Miriam Kidron.

10.5*#	Second Amendment to Consulting Agreement, dated as of September 24, 2026 and effective as of September 1, 2026, by and between Oramed Pharmaceuticals Inc. and KNRY Ltd.

10.6*#	Fifth Amendment to Consulting Agreement, dated as of September 24, 2026 and effective as of September 1, 2026, by and between Oramed Pharmaceuticals Inc. and Shnida Ltd.

10.7*#	Seventh Amendment to Employment Agreement, dated as of August 31, 2026 and effective as of September 1, 2026, by and between Oramed Ltd. and Joshua Hexter.

10.8*#	Eighth Amendment to Employment Agreement, dated as of September 24, 2026 and effective as of September 1, 2026, by and between Oramed Ltd. and Joshua Hexter.

10.9*#	Option Cancellation and Release Agreement between Oramed Pharmaceuticals Inc. and Nadav Kidron, dated September 24, 2026.

10.10*#	Option Cancellation and Release Agreement between Oramed Pharmaceuticals Inc. and Miriam Kidron, dated September 24, 2026.

10.11*#	Option Cancellation and Release Agreement between Oramed Pharmaceuticals Inc. and Joshua Hexter, dated September 24, 2026.

10.12*	Guaranty and Indemnity Agreement by and among MAR Development LLC, Amir Richulsky, Moshe Aronowitz, MAR DevCo LLC, MAR ConstructionCo LLC, and Oramed Pharmaceuticals, Inc., dated November 9, 2026.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

#	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORAMED PHARMACEUTICALS INC.

Date: November 12, 2026	By:	/s/ Nadav Kidron
Nadav Kidron
President and Chief Executive Officer

Date: November 12, 2026	By:	/s/ Avraham Gabay
Avraham Gabay
Chief Financial Officer
(Principal Financial and Accounting Officer)